Form 10-K
period 1993-12-31
AFLAC INC
filed 1994-03-30
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993    Commission file no. 1-7434
                          _________________                        ______


                             AFLAC INCORPORATED
_________________________________________________________________________
           (Exact name of Registrant as specified in its charter)


            Georgia                                       58-1167100
____________________________________         ____________________________
    (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)


1932 Wynnton Road, Columbus, Georgia                     31999
____________________________________         ____________________________
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code 706-323-3431


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
             Title of Each Class                    on Which Registered
      ___________________________________________________________________
        Common Stock, $.10 Par Value              New York Stock Exchange
                                                   Pacific Stock Exchange
                                                    Tokyo Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x  No    .
                                                              ____  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
                                                               ________

The number of shares of the registrant's Common Stock outstanding at March 18, 1994, with $.10 par value, was 102,585,388. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1994 was $3,103,576,720.
PAGE

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I       Item 1           Pages 13-5 to 13-13; 13-22 to 13-28 and
                               13-34 of Exhibit 13 (notes 2, 3 and 9 of
                               Notes to the Consolidated Financial
                               Statements) The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 1993, are included as Exhibit 13


             Item 2           Pages 13-13 and 13-29 (note 5) of Exhibit 13



PART II      Item 5           Pages 13-1, 13-2 and 13-34 (note 9) of
                               Exhibit 13

             Item 6           Pages 13-3 and 13-4 of Exhibit 13


             Item 7           Pages 13-5 to 13-13 of Exhibit 13


             Item 8            Pages 13-14 to 13-40  of Exhibit 13



PART III     Item 10          Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held April
                               25, 1994 (the "Proxy Statement")


             Item 11          Incorporated by reference from the Proxy
                               Statement


             Item 12          Incorporated by reference from the Proxy
                               Statement


             Item 13          Incorporated by reference from the Proxy
                               Statement

                           AFLAC Incorporated
                       Annual Report on Form 10-K
                  For the Year Ended December 31, 1993


                            Table of Contents
                                                                   Page
                                                                  ______
                                 PART I

Item 1.   Business.............................................     I- 1

Item 2.   Properties...........................................     I-11

Item 3.   Legal Proceedings....................................     I-12

Item 4.   Submission of Matters to a Vote of Security Holders..     I-13

Item 4A.  Executive Officers of the Company....................     I-14


                                 PART II

Item 5.   Market for Company's Common Equity and Related
            Shareholder Matters................................    II- 1

Item 6.   Selected Financial Data..............................    II- 1

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................    II- 1

Item 8.   Financial Statements and Supplementary Data..........    II- 1

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................    II- 1


                                PART III

Item 10.  Directors and Executive Officers of the Company......   III- 1

Item 11.  Executive Compensation...............................   III- 1

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................   III- 1

Item 13.  Certain Relationships and Related Transactions.......   III- 1


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K........................................    IV- 1










PAGE

                                 PART I
ITEM 1.   BUSINESS

GENERAL DESCRIPTION:

     AFLAC Incorporated (the "Parent Company") was incorporated in 1973, under the laws of the State of Georgia, and acts as a general business holding company. The Parent Company is a management company principally engaged, through its insurance subsidiaries, in providing supplemental health insurance in the United States and Japan. Additionally, the Parent Company through subsidiaries operates in television broadcasting and other industries. As a management company, the Parent Company oversees the operations of its subsidiaries and provides capital and management services.

     AFLAC Incorporated and its subsidiaries ("the Company") have only one significant industry segment - insurance. For financial information relating to the Company's foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-13 and page 13-22 (note 2 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     The Parent Company's principal operating subsidiary is American Family Life Assurance Company of Columbus ("AFLAC"), which has both U.S. and foreign operations (principally in Japan). AFLAC is a specialty insurer whose dominant business is individual supplemental health insurance with emphasis on the sale of cancer expense insurance plans. Management believes AFLAC is the world's leading writer of cancer expense insurance. The Japanese operation ("AFLAC Japan") also sells long-term care plans ("Super Care"), old age assistance plans ("dementia care") and supplemental general medical expense plans. The United States operation ("AFLAC U.S."), in addition to cancer expense plans, also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, home health care and Medicare supplement plans. AFLAC U.S. also offers several life insurance plans.

     AFLAC, or through its subsidiaries, is authorized to conduct insurance business in all 50 states, the District of Columbia, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Commonwealth of the Northern Mariana Islands and several foreign countries. The Company's only significant foreign operations are those of AFLAC's branch in Japan, which accounted for 82% of the Company's total revenues in 1993.

     Insurance premiums and investment income from insurance operations are the major sources of revenues. The Company's consolidated premium income was $4.2 billion for 1993, $3.4 billion for 1992 and $2.8 billion for 1991. The following table lists, for each of the last three years, the percentage of consolidated premiums contributed by each class of insurance sold:
                                                  Percentage of
   Insurance Class                        Consolidated Premium Income
______________________                ___________________________________
                                        1993         1992         1991
                                       ______       ______       ______
   Health insurance                     99.6%        99.2%        99.0%
   Life insurance                        0.3          0.4          0.5
   Credit insurance*                     0.1          0.4          0.5


* During 1992, the marketing of credit insurance was discontinued.


                             I-1
PAGE

     The following table sets forth consolidated earned premiums by each class and information with respect to the health insurance plans, primarily cancer, offered by AFLAC principally in Japan and the United States for the three years ended December 31.

Earned premiums (in thousands):        1993         1992         1991
                                    __________   __________   __________
  Health insurance                 $ 4,205,637  $ 3,342,439  $ 2,737,646
  Life insurance                        14,488       14,642       14,665
  Credit insurance                       5,265       12,120       13,038
                                    __________   __________   __________

     Total earned premiums         $ 4,225,390  $ 3,369,201  $ 2,765,349
                                     =========    =========    =========


Health insurance plans:
  No. of policies issued             1,954,417    1,923,232    1,840,068
  No. of policies terminated         1,122,952    1,002,020      982,508
  No. of policies in force
    at year-end                     15,478,468   14,647,003   13,725,791



INVESTMENTS AND INVESTMENT RESULTS:

     The Company's investments (including cash) amounted to $12.5 billion at December 31, 1993, an increase of $3.0 billion over 1992. Net investment income of $689.3 million in 1993 continues to be a growing source of revenues and earnings of the Company, increasing $156.1 million in 1993 over 1992 and $101.9 million in 1992 over 1991. It is generally AFLAC's policy to invest in high-grade investments, principally in high-quality government, public utility and corporate bonds.

     AFLAC primarily operates within the investment environments of the United States and Japan. Although aspects of these two financial markets are slowly converging, they remain fundamentally different. For example, differences in asset selection, liquidity, credit quality, accounting practices, and insurance and tax regulations affects the way the Company invests and purchases securities.

     The challenge is to integrate the varied market characteristics of Japan and the United States into a unified and coherent set of investment strategies. The Company has streamlined and integrated the organizational structure of the investment department into a single functional unit and has set specific worldwide criteria regarding credit quality, liquidity, compliance with regulatory requirements and conformance to product needs.

     During 1993, 91.5% of AFLAC Japan's yen cash flow available for investments was allocated to yen-denominated securities, while the remaining 8.5% was invested in dollar-denominated securities. Of the total amount invested in 1993, 37.7% was invested in Japanese government bonds at a yield of 5.56%, 29.1% was invested in the longer-dated private sector at a rate of 5.95%, 5.6% was invested in municipal bonds at a rate of 4.31%, and the remaining 19.1% of yen cash flow was invested in yen in assorted sectors at an average rate of 4.80%.

     At year-end 1993, Japanese government bonds accounted for 33.7% of AFLAC Japan's yen-denominated investments. Twenty-year government bonds accounted for 84% of AFLAC Japan's government bond holdings. AFLAC Japan continued to use longer-dated corporate instruments in 1993. These yen-denominated securities, which the Company has arranged with groups such as McDonald's, AMP Japan and the Canadian Province of Quebec, are essential in achieving the optimal asset/liability match, an investment goal vital to the Company's overall strategy. Such longer-dated instruments accounted for 17.2% of the invested assets in Japan at year-end. Other sectors included: municipal securities representing 7.2% of the portfolio, utility bonds representing 19.1%, and assorted other sectors accounting for 17.2%.

     The Company continued to avoid the Japanese equity and investment real estate markets in 1993. AFLAC Japan's equity portfolio accounted for only .1% of invested assets at year-end, and the Company does not expect this portion to increase in 1994. The Company also does not anticipate any change in the current level of mortgage loans on Japanese real estate, which was less than .1% of invested assets at year-end.

     The Company increased its commitment to the dollar-denominated portfolio of AFLAC Japan's invested assets during 1993. AFLAC Japan added $221.2 million to this portfolio at an average yield of 6.34%. AFLAC Japan's dollar-denominated portfolio represented 5.7% of invested assets in Japan, or $647.7 million at the end of 1993, compared with $426.5 million at the end of 1992. This portfolio carries certain tax and yield advantages that make it attractive; however, the Company is careful to balance yield enhancement with its corporate goal of increasing profit repatriation.

     In the United States, profits repatriated from Japan totaled $97.9 million in 1993, up from $33.4 million in 1992. This repatriation enhances total company results since the Company can earn increased investment income on these funds by investing them in U.S. dollar-denominated securities versus yen-denominated investments. During 1993, repatriated funds were invested in dollar-denominated securities at an average rate of 6.81%. The Company expects profit repatriation to continue to have a positive impact on its total company after-tax earnings in the future.

     The Company's portfolio allocation in the United States continued its emphasis on investment-grade corporate bonds, which accounted for 83.0% of the new money purchases in 1993, at an average yield of 6.96%. AFLAC U.S. maintained its overall investment quality throughout the year, with 53.2% of the portfolio rated "AA" or better. The continued active management of this portfolio produced realized investment gains before taxes of $4.3 million.

     The equity portion of the AFLAC U.S. portfolio remained fairly constant at $55.8 million, but its size relative to total AFLAC U.S. invested assets fell from 7.0% in 1992 to 5.6% in 1993. AFLAC U.S. has taken a cautious stance toward U.S. equities given the prevailing market levels. Mortgage loans on real estate continued to decline and were immaterial at year-end.

     For information on the composition of the Company's investment portfolio and investment results, see Part IV, Schedule I, and Exhibit 13, pages 13-11, 13-13 (discussions relating to Balance Sheet and Cash Flow) and pages 13-23 to 13-28 (note 3 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.






                             I-3
PAGE

INSURANCE - FOREIGN

AFLAC:

     The following table sets forth AFLAC Japan's earned premiums by product line for the last three years ended December 31.

Earned premiums (in thousands):        1993         1992         1991
                                    __________   __________   __________
  Health insurance,
    principally cancer expense     $ 3,275,915  $ 2,545,055  $ 2,051,832
  Dementia and Super care insurance    208,345      137,265       95,456
                                    __________   __________   __________

     Total earned premiums         $ 3,484,260  $ 2,682,320  $ 2,147,288
                                    ==========   ==========   ==========

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. A thorough study of the market in Japan indicated a definite need for a cancer insurance supplement to the coverage provided by that nation's comprehensive national health program. Through 1981, AFLAC was the only company in Japan authorized to issue a cancer expense insurance policy. Since that time, several other life and non-life companies have been permitted to offer cancer insurance. However, AFLAC remains the leading issuer of cancer expense insurance coverage in Japan, principally due to its lead time in the market, its unique marketing system (see "Agency Force") and its product expertise developed in the United States. AFLAC has been very successful in the sale of cancer expense policies in Japan, with over 10.9 million cancer policies in force at December 31, 1993.


HEALTH INSURANCE PLANS:

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover the medical and nonmedical costs that are not reimbursed by other forms of Japanese health coverage.

     The cancer expense insurance plans offered in Japan are basically daily indemnity plans, providing a flat amount for each day the insured is hospitalized for the treatment of cancer. The plans differ from the AFLAC U.S. cancer plans (described on pages I-7 and I-8) in that our policies in Japan also provide death benefits and cash surrender values (the Company estimates that approximately 28% of the premiums earned are associated with these benefits). Also, premiums for only new policies issued can be revised with consent of the Japanese Ministry of Finance (MOF).

     During 1990, AFLAC introduced the Super Cancer Plan. The Super Cancer Plan includes, for the first time in Japan, first occurrence and outpatient benefits in addition to the benefits of the previous cancer coverages. The premium is approximately 33% to 35% higher than the previous cancer plan. Recent sales of new policies and conversions of existing policies resulted in 48.2% of all cancer units in force being Super Cancer Plans as of December 31, 1993.

     In May 1992, AFLAC broadened its product line with the introduction of a new care product, "Super Care". Super Care provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. The new plan is offered with several riders, providing death benefits or additional care benefits, to enhance coverage.

     Prior to the introduction of the "Super Care" plan, AFLAC actively marketed a dementia care policy. At December 31, 1993, there were 32,150 policies in force of this type of policy, which provides a lump-sum benefit upon death or occurrence of dementia and a cash surrender value until age 60, 65, or 70; and thereafter provides a periodic indemnity benefit upon occurrence of dementia, together with a reduced death benefit. If no claims are made, a reduced cash benefit is paid for each five-year period thereafter.

     AFLAC also sells a supplemental general medical policy on a limited basis. This policy is similar to products offered by other companies in Japan and is offered in order to provide some competitive protection to the existing cancer insurance business.

     The Ministry of Finance (MOF) in Japan has started to permit insurance companies to increase the premiums on new policy issues in response to the lower investment yield rates available in the Japanese market. AFLAC Japan increased the premiums on Super Care new issues by an average of 10% (effective November 1993) and will increase the premiums on Super Cancer new issues by an average of 16% starting in July 1994. Since the premium increases apply to new policies only, Management does not expect any significant adverse impact on AFLAC Japan's policy persistency rate due to higher premiums.


AGENCY FORCE:

     The development of a "Corporate Agency" system has been important to the growth of AFLAC Japan. This method of distributing our products permits Japanese companies to form insurance agencies as subsidiaries which offer our insurance plans to the total affiliated group's employees, suppliers and customers. About 92% of all companies listed on the Tokyo Stock Exchange have either a corporate agency or allow payroll deduction of premiums for AFLAC's products.

     AFLAC products are also sold through unaffiliated corporate agencies and through agencies formed by individuals. At December 31, 1993, there were 4,539 agencies in Japan with 17,838 licensed agents. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 66 sales offices located in 44 locations throughout Japan.


REGULATION AND REMITTANCE OF FUNDS:

     The Parent Company and AFLAC U.S. receive funds from AFLAC Japan in the form of management fees, allocated AFLAC U.S. expenses and profit remittances. These cash transfers to the U.S. aggregated $133.4 million, $65.5 million and $48.5 million in 1993, 1992 and 1991, respectively. Management fees paid to the Parent Company are largely based on expense allocations. It is expected that profit remittances will grow in future years, based on projected annual earnings of AFLAC Japan as computed on a Japanese regulatory accounting basis and using a March 31 year-end. Japanese earnings available for profit remittance reflect investments generally valued at the lower of market value or cost. Also, AFLAC Japan's statutory earnings reflect foreign exchange gains and losses on the translation of its U.S. dollar-denominated investments. Therefore, changes in interest rate levels, yen/dollar exchange rates and other factors that affect market values of investment securities can cause wide fluctuations from year to year in the amounts of regulatory earnings in Japan and, therefore, profit remittances to AFLAC U.S.

     As part of the deregulation process, the MOF is developing new solvency regulations and standards which represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At present, AFLAC Japan is in compliance with the proposed new standards.

     The insurance business in Japan, which is conducted through a branch office of AFLAC, is subject to regulation by the Japanese Ministry of Finance (the "MOF"), similar to the regulation and supervision in the United States as described on page I-9 under "Insurance U.S. Regulation". AFLAC Japan files annual reports and financial statements for the Japan insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the MOF. Also, the financial and other affairs of AFLAC Japan are subject to examination by the MOF.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:
     (in thousands - unaudited)                   1993            1992
                                               _________      __________
Net assets on GAAP basis                      $1,099,712     $   832,671
Elimination of deferred policy
  acquisition costs                           (1,537,128)     (1,233,691)
Reduction in carrying value of fixed
  maturity investments for market value
  and foreign exchange adjustments              (113,349)       (114,488)
Adjustment to liability for future
  policy benefits                                 40,943         (59,945)
Elimination of deferred income taxes
  and adjustment to prepaid Japan taxes          791,268         832,330
Reduction in premiums receivable                 (83,064)        (60,404)
Other, net                                       (14,010)          1,350
                                               _________       _________
  Net assets on Japanese regulatory
    accounting basis                          $  184,372      $  197,823
                                               =========       =========

     The Japanese government is continuing the discussions begun in 1991 with the insurance industry and other groups to explore various long-term deregulation approaches for the financial services businesses in Japan. The principles upon which deregulation of the Japanese insurance industry are based are: (1) to promote competition and to enhance efficiency through deregulation and liberalization; (2) to preserve soundness; and
(3) to secure fairness and equity in business operations. This project is still in a preliminary stage and the ultimate changes and their effects are not presently determinable.

     Due to the Company's unique marketing distribution system in Japan, Management believes that deregulation will not have an immediate material effect on the Company.

     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-7 to 13-9 and pages 13-22 and 13-34 (notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

EMPLOYEES:

     AFLAC Japan employed 1,473 full-time and 213 part-time employees at December 31, 1993. AFLAC Japan considers its employee relations to be excellent.

OTHER FOREIGN INSURANCE OPERATIONS:

     Presently, the Company's developmental efforts are focused on the Canadian subsidiary and the branch operation in Taiwan. For additional information regarding other foreign insurance operations, see Exhibit 13, page 13-10, (discussion relating to other operations), incorporated herein by reference.



INSURANCE - U.S.

     The following table sets forth AFLAC U.S. (excluding AFLAC N.Y.) earned premiums by product line for the last three years ended December 31.

Earned premiums (in thousands):            1993       1992       1991
                                         ________   ________   ________

     Cancer expense                     $ 369,185  $ 356,732  $ 346,033
     Intensive care                       115,611    116,873    117,362
     Medicare supplement                  110,969     95,711     68,933
     Accident                              53,653     36,945     23,135
     Other A&H plans                       53,319     37,079     23,342
     Life insurance                        14,095     14,280     14,293
                                          _______   ________   ________
        Total AFLAC U.S. earned
          premiums                      $ 716,832  $ 657,620  $ 593,098
                                         ========   ========   ========



HEALTH INSURANCE PLANS:

     AFLAC's insurance is supplemental in nature and is typically sold to persons who have private or governmental major medical insurance. All of AFLAC's supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder. Guaranteed renewable coverage may not be canceled by the insurer, but premium rates on existing and future policies may be increased by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, non-discriminatory, state-wide basis subject to state regulatory approval. Ongoing rate increase programs have aided the increase in revenues, helped improve loss ratios and contributed to the profitability of the Company.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and non-medical costs which are generally not reimbursed by major medical insurance. AFLAC currently offers a series of five different cancer plans in the United States that vary by benefit amounts and type. All five plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a flat amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, nursing, blood, plasma, physician, transportation, prosthesis and ambulance expenses. Some of the plans currently offered contain benefits which reimburse the insured for anesthesia and surgical expenses incurred in connection with cancer treatment, as well as benefits for a second surgical opinion and a "wellness" benefit applicable toward certain diagnostic tests such as pap smears and mammograms. AFLAC also issues several riders that may be purchased, including one that increases the amount of the first occurrence benefit for each month until age 65 that the coverage remains in force. AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and AFLAC's claims experience.

     AFLAC currently markets five of the Medicare Supplement Standardized Plans, with the majority of sales being for Plans F and C. The plans are priced on an issue age basis. Under this method, rates are revised due to changes in the medicare program and medical inflation. There is no automatic rate increase due to the aging of the insured. Premium rates are determined based on zip code groupings, which are adjusted for increases in costs for each area. The benefits provided range from the basic plan, covering Part A and B coinsurance, to plans with more extensive coverage, including Part A and B deductibles, skilled nursing coinsurance, Part B excess and other benefits. AFLAC U.S. does not market the standardized plans covering prescription drug benefits.

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued by AFLAC include a long-term convalescent care policy, a home health care policy, an accident and disability protection policy, and a hospital confinement indemnity policy.


LIFE INSURANCE PLANS:

     AFLAC issues various life insurance policies including whole life, limited pay life and term life coverage. LifeCare policies, which constitute the majority of the life insurance sales, are written under master policies issued through several employer trusts. LifeCare policies are marketed in a manner similar to the health plans, as described below.


AGENCY FORCE AND MARKETING:

     AFLAC's sales agents are licensed to sell accident and health insurance, and many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance. The 1993 monthly average number of U.S. agents and brokers actively producing business was 5,437 as compared to 4,960 in 1992.

     Agents' activities are principally limited to sales, with all policyholder service functions, including issuance of policies, premium collection, payment notices and claims handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of health and life insurance products. AFLAC's State, Regional and District Sales Coordinators are compensated by override commissions.

     AFLAC has concentrated on the development of "cluster selling" in marketing its policies. Cluster selling offers policies to individuals through common media such as trade and other associations or place of employment. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten and issued to the insured, and most employers do not contribute to the payment of premiums. Additionally, individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of group billings. Group billed plans normally result in a lower average age of the insured at the time of policy issuance, and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Management believes that cluster selling enables the agency force to reach a greater number of prospective policyholders than individual solicitation, and that such sales lower distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     During 1993 and 1992, AFLAC continued to develop marketing arrangements with insurance brokers. AFLAC has signed joint marketing agreements with several large companies within and outside of the
insurance industry.   Although the core of the Company's distribution
network will remain independent agents, the Company expects business generated by insurance brokers and joint marketing agreements to play an important role in the Company's future expansion.

     In 1993, AFLAC's U.S. premiums collected were $717.9 million, 6.9% of which was collected in Georgia, 6.9% in Florida, 6.6% in Texas, 5.6% in North Carolina, and 5.1% in Tennessee. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.

REGULATION:

     The Parent Company and its insurance subsidiaries are subject to state regulations as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfer of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and material transactions between companies within the system are subject to prior notice to, or approval by, state regulatory authorities.

     AFLAC and its insurance subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of annual reports and financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial and other affairs of insurance companies.

     For further information concerning state regulatory and dividend restrictions see Exhibit 13, page 13-34 (note 9 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     A number of state regulatory initiatives have been adopted or are in process of development. One such initiative which has been finalized by the National Association of Insurance Commissioners (NAIC) is the risk based capital (RBC) formula. The RBC model law was approved by the NAIC and requires the calculation of capital requirements based on risks inherent within a company's products and assets. The RBC model law is in the process of being adopted by the various state insurance departments; however, several states have promulgated their own RBC calculations during the last several years. The Company has monitored its RBC position under the various calculations. The RBC calculations at the end of 1993 and 1992 reflected that the Company's capital and surplus levels were well in excess of those calculations in the enacted formulae.

     Currently, four states have laws, regulations or regulatory practices which either prohibit the sale of specific disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Connecticut, Massachusetts, New Jersey and New York. The remainder of the states do not impose prohibitions or restrictions that prevent AFLAC from marketing cancer expense insurance. The Company is marketing several of its other products in these states, directly or through a subsidiary.

     The Company will be monitoring developments in the U.S. Congress concerning possible changes to the U.S. health care system. Due to the tremendous costs associated with providing health care insurance to the U.S. citizens that are not covered by health insurance, it is Management's opinion that any health care reform package will leave gaps in coverage that will continue to provide a market for supplemental health insurance.


COMPETITION:

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of other insurers, some of which have been in business for a longer period of time or have greater financial resources. In the United States, there are more than 2,000 life and accident and health insurance companies, most of which compete in the states in which AFLAC conducts business.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting basic hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not non-medical) expenses incurred by an insured as a result of cancer or other major illnesses. AFLAC's policies are designed to provide coverage which is supplemental to that provided by major medical insurance and may also be used to defray non-medical expenses.

     Since other insurers generally do not provide full coverage of medical expenses or any coverage of non-medical expenses, AFLAC's supplemental insurance is not an alternative to major medical insurance, but is sold to complement major medical insurance by covering the gap between major medical insurance reimbursements and the total costs of an individual's health care. AFLAC thus competes only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of the major medical coverage offered by other insurers does represent a limitation on the market for AFLAC's products. Accordingly, expansion of coverage by other insurers or governmental programs, such as the comprehensive federal health insurance program now being discussed in the United States, could adversely affect AFLAC's business opportunities.

     AFLAC competes directly with other insurers offering supplemental health insurance and believes that its current policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, page 13-9, which is incorporated herein by reference.


EMPLOYEES:

     In its U.S. insurance operations, the Company employed 1,618 full-time and 40 part-time employees at December 31, 1993. The Company considers its employee relations to be excellent.


OTHER OPERATIONS:

     At December 31, 1993, the AFLAC Broadcast Division owned seven network-affiliated television stations with total assets of $205.5 million. The Broadcast Division employed 495 full-time and 96 part-time employees at December 31, 1993. The Broadcast Group considers its employee relations to be excellent.

     The broadcast division produced increased revenues and earnings during 1993, despite difficult comparisons to 1992 when revenues benefited from election-year spending. Revenues increased 3.3%, to $68.5 million. Pretax earnings before interest expense rose .8%, to $13.4 million.

     The broadcast division has succeeded despite significant changes in the industry. With the emergence of new cable networks and stations, there are more outlets for advertising dollars than ever before. Despite the segmentation of television entertainment and news, network-affiliated stations continue to effectively deliver mass audiences to advertisers.
As a result, the AFLAC Broadcast Division is able to successfully compete in a crowded, competitive marketplace. With the strong market positions of our stations, an improving U.S. economy and advertising benefits from off-year elections, Management expects the operating results to improve in 1994.

     For additional information regarding broadcast operations, see
Exhibit 13, page 13-10, which is incorporated herein by reference.

     The Company's other operations employed 316 full-time and 5 part-time employees at December 31, 1993; employee relations are considered to be excellent.



ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters of the Parent Company and AFLAC, along with a six-story parking garage. These structures are located on approximately 14 acres of land in Columbus, Georgia. In addition, AFLAC Real Estate Holdings, Inc.
(AREH), a wholly owned subsidiary of the Parent Company, owns a two-story building located on the same property and an administrative office building located nearby leased to AFLAC. The Parent Company, AFLAC and AREH also own and lease office space and warehouse facilities at other locations in the United States.

     In Japan, AFLAC leases office space in Tokyo, along with regional sales offices located throughout the country, and owns a training and computer facility in Tokyo. A new administrative office building is under construction in Tokyo. For further information concerning the new building in Japan, see Exhibit 13, pages 13-13, (discussion concerning cash flow) and 13-29 (note 5, of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Other foreign affiliates of the Company also have leased office space.

     The Broadcast Group owns and leases land, buildings, transmission towers and other broadcast equipment in the cities where the seven television stations are located.


ITEM 3.  LEGAL PROCEEDINGS

     On December 1, 1988, a lawsuit purporting to be a shareholders derivative suit was filed by Susie H. Millsap on behalf of the Company in the Superior Court of Meriwether County, Georgia, naming as individual defendants the Company's Board of Directors (the "Action"). Mrs. Millsap is the daughter of Kenneth M. Henson, a former employee of and counsel for the Company. The original complaint was subsequently amended to substitute The Henson Company in place of Mrs. Millsap as plaintiff. The Company was named a party defendant in the suit but no claim was asserted against the Company. The Action alleged that the members of the Board of Directors improperly approved or acquiesced in certain transactions between the Company and Mr. John B. Amos (the Company's former Chairman and Chief Executive Officer).

     Since the Action purported to be a shareholder derivative suit, any recovery (except recovery of attorneys' fees and costs of litigation) would inure to the Company's benefit and not to the plaintiff. The Board of Directors of the Company appointed a Special Litigation Committee of independent Directors to inquire into the matters alleged in the Action and to report its findings.

     The Special Litigation Committee issued its final report on March 12, 1990. The report recommended that the Company collect the amount of $64,600 from Mr. John Amos as additional interest due on a promissory note executed by Mr. Amos in 1975 when he purchased shares of common stock from the Company. Mr. Amos paid this amount to the Company in March 1990. The report also concluded that the allegations made in the lawsuit were without merit and recommended that no action be brought by or on behalf of the Company against any officer or Director with regard to such allegations and that the Company seek dismissal of the lawsuit.

     Pursuant to the Company's Motion to Dismiss the Action, the Superior Court of Meriwether County, Georgia, entered its Order and Judgement on January 27, 1992, in which the Court dismissed the Action based on its findings that the Special Litigation Committee and its counsel were independent, that the Committee's investigation was adequate, and that its conclusions and recommendations were reasonable and appropriate within the bounds of the business judgement rule under Georgia law.

     This decision was affirmed by the Court of Appeals of Georgia on March 12, 1993. A motion for reconsideration was denied by the Court on March 30, 1993.

     On September 10, 1993, the Supreme Court of Georgia denied a motion for rehearing of the Supreme Court's previous July 15, 1993 denial of a writ of certiorari filed by the plaintiff with respect to the Court of Appeals decision.

     The Company is also a defendant in various other litigation considered to be in the normal course of business. Management does not believe the outcome of any pending litigation in which it is a defendant will have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1993.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
        NAME                  PRINCIPAL OCCUPATION (*)               AGE
___________________      _____________________________________       ___
Paul S. Amos             Chairman of the Board of the Company         67
                           and AFLAC since August 1990; Vice
                           Chairman of the Company and AFLAC
                           until August 1990


Daniel P. Amos           Chief Executive Officer of the               42
                           Company and AFLAC, Vice Chairman
                           of the Company, since August 1990;
                           President of the Company since
                           August 1991; President of AFLAC
                           Deputy Chief Executive Officer
                           of the Company, until August 1990;
                           Chief Operating Officer of AFLAC,
                           until August 1990


William J. Bugg, Jr.     Senior Vice President, Corporate             54
                           Actuary of AFLAC


Monthon Chuaychoo        Vice President, Financial Services of        50
                           the Company and AFLAC since September
                           1993; Second Vice President, Assistant
                           Controller of the Company and AFLAC
                           from June 1991 to September 1993;
                           Second Vice President of AFLAC until
                           June 1991


Kriss Cloninger III      Executive Vice President, Chief              46
                           Financial Officer and Treasurer
                           of the Company, and Executive
                           Vice President, Chief Financial
                           Officer of AFLAC since March 1993;
                           Senior Vice President, Chief
                           Financial Officer and Treasurer
                           of the Company, and Senior Vice
                           President, Chief Financial Officer
                           of AFLAC from March 1992 until March
                           1993; Principal, KPMG Peat Marwick,
                           Atlanta, GA until March 1992


Martin A. Durant, III    Senior Vice President, Corporate Services    45
                           of the Company and AFLAC since August
                           1993; Vice President and Controller of
                           the Company, from 1990 to August 1993,
                           and of AFLAC from June 1991 to August
                           1993; President of Rebuilding Service,
                           Inc., until 1990

Norman P. Foster         Executive Vice President, Corporate          58
                           Finance of the Company and AFLAC
                           since March 1992; Senior Vice
                           President, Chief Financial Officer
                           and Treasurer of the Company, and
                           Senior Vice President and Chief
                           Financial Officer of AFLAC until
                           March 1992

David Halmrast           Senior Vice President, Corporate             54
                           Development of AFLAC since December
                           1993; Senior Vice President, Corporate
                           Development of the Company from April
                           1993 to December 1993; Senior Vice
                           President and Chief Financial Officer
                           of Colonial Companies, Inc. until July
                           1992


Kerry W. Hand            Senior Vice President, Home Office           41
                           Administration of AFLAC


Kenneth S. Janke Jr.     Senior Vice President, Investor              35
                           Relations of the Company since
                           August 1993; Vice President Investor
                           Relations of the Company, since 1990;
                           Second Vice President, Investor
                           Relations of the Company until 1990


Akitoshi Kan             Vice President, AFLAC Japan Branch,          46
                           Accounting Department since 1992;
                           Manager, AFLAC Japan Branch Accounting
                           Department until 1992


Kyoichi Kasuya           Vice President, AFLAC Japan Branch,          56
                           Actuary since 1992; General Manager,
                           AFLAC Japan Branch, Actuarial
                           Department until 1992


Joseph P. Kuechenmeister Senior Vice President, Director              52
                           of Marketing of AFLAC, since
                           December 1990; Vice President,
                           Agency Director of AFLAC,
                           October 1990 until December
                           1990; Second Vice President,
                           Director of Direct Product
                           and Sales Development of AFLAC
                           until October 1990

Joey M. Loudermilk       Senior Vice President, General Counsel       40
                           and Corporate Secretary of the
                           Company, and Senior Vice President,
                           General Counsel and Director, Legal
                           and Governmental Relations and
                           Corporate Secretary of AFLAC since
                           May 1992; Senior Vice President,
                           Corporate Counsel and Assistant
                           Secretary of the Company and AFLAC
                           and Director, Legal and Governmental
                           Affairs of AFLAC, from 1990 until
                           May 1992; Senior Vice President,
                           Corporate Counsel and Assistant
                           Secretary of the Company and Senior
                           Vice President, Director, Legal and
                           Governmental Affairs of AFLAC, from
                           August 1989 until 1990; Vice President
                           of the Company, and Vice President,
                           Legal and Regulatory Department of
                           AFLAC, until August 1989


Hidefumi Matsui          Executive Vice President, AFLAC Japan        49
                           Branch since January 1992; Senior
                           Vice President, Director of Marketing,
                           AFLAC Japan Branch from January 1990
                           until January 1992; Senior Vice
                           President, AFLAC Japan Branch until
                           January 1990


Minoru Nakai             President, AFLAC International, Inc.,        52
                           since October 1991; Senior Vice
                           President, U.S.-Japan Operations of
                           AFLAC, until October 1991


Yoshiki Otake            President, AFLAC Japan Branch; Vice          54
                           Chairman, AFLAC International, Inc.,
                           since October 1991; Executive Vice
                           President, AFLAC, from January 1991
                           until October 1991


Thomas L. Paul           President of AFLAC Broadcast Group, Inc.;     64
                           Vice President, Corporate Development
                           of the Company until 1993


Huey B. Pennington, Jr.  Executive Vice President, U.S. Operations    46
                           of AFLAC, since January 1991; First
                           Senior Vice President, U.S. Operations
                           of AFLAC until January 1991


E. Stephen Purdon, M.D.  Senior Vice President, Medical Director      46
                           of AFLAC

Joseph W. Smith, Jr.     Chief Investment Officer of the Company      40
                           and AFLAC since August 1991; Senior
                           Vice President, Investments of AFLAC,
                           until August 1991


William B. Steele        Senior Vice President, Corporate             64
                           Projects of AFLAC since January 1993;
                           Senior Vice President, International
                           Operations of AFLAC, from 1990 until
                           January 1993; Senior Vice President,
                           International Marketing of AFLAC,
                           until 1990


Gary L. Stegman          Senior Vice President, Assistant Chief       44
                           Financial Officer of the Company and
                           AFLAC since June 1991; Senior Vice
                           President, Treasurer of AFLAC until
                           June 1991


  (*) Unless specifically noted the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the Board of Directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.



































                                 I-17
PAGE

                                 PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1993 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13. The page numbers of the selected information from the Annual Report (as well as the Annual Report) containing the required information are set forth below:

                                                Refer To      Refer To
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               __________   _____________


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;  1; 44 (note
          EQUITY AND RELATED SHAREHOLDER       13-29        9); 47; and 51
          MATTERS                              (note 5)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       30 - 31


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          24 - 29
          ANALYSIS OF FINANCIAL CONDITION      13-13
          AND RESULTS OF OPERATIONS


ITEM 8.   FINANCIAL STATEMENTS AND             13-14 to         32 - 47
          SUPPLEMENTARY DATA                   13-40


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None           None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE


























                                 II-1
PAGE

                                PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 1994 Annual Meeting of Shareholders which was filed with the Securities and Exchange Commission on March 14, 1994, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                      Refer to the Information  Refer to
                                      Contained in the Proxy    Printed
                                      Statement under Captions    Proxy
                                       (filed electronically)   Statement
                                                                  Pages
                                      ________________________  _________

ITEM 10.  DIRECTORS AND EXECUTIVE     Security Ownership of       2 - 7
          OFFICERS OF THE COMPANY     Management.  1. Election
             Directors                of Directors
             Executive Officers -
               see Part I, Item 4A
               herein


ITEM 11.  EXECUTIVE COMPENSATION      Board and Committee         8 - 20
                                      Meetings and Other
                                      Information.  Compensa-
                                      tion Report; Summary
                                      Compensation Table; De-
                                      fined Benefit Pension
                                      Plan; Retirement Plans
                                      for Key Executives;
                                      Stock Option Plans;
                                      Employment Contracts and
                                      Termination of Employ-
                                      ment Arrangements


ITEM 12.  SECURITY OWNERSHIP OF       Voting Securities and       1 - 7
          CERTAIN BENEFICIAL          Principal Holders
          OWNERS AND                  Thereof. Security Owner-
          MANAGEMENT                  ship of Management.
                                      1. Election of Directors


ITEM 13.  CERTAIN RELATIONSHIPS       Certain Transactions        20 - 21
          AND RELATED                 and Relationships
          TRANSACTIONS














                                 III-1
PAGE

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                           Refer to Page(s)

         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for              13-14
              each of the years in the three-year
              period ended December 31, 1993
             Consolidated Balance Sheets, at December          13-15.1 -
              31, 1993 and 1992                                  13-15.2
             Consolidated Statements of Shareholders'          13-16.1 -
              Equity, for each of the years in the               13-16.2
              three-year period ended December 31,
              1993
             Consolidated Statements of Cash Flows,            13-17.1 -
              for each of the years in the three-year            13-17.2
              period ended December 31, 1993
             Notes to the Consolidated Financial                13-18 to
              Statements                                          13-38
             Report of Independent Auditors                        13-39

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules        IV-3
           Schedule I   -  Summary of Investments - Other           IV-4
                            Than Investments in Related
                            Parties, at December 31, 1993
           Schedule II  -  Amounts Receivable from Related          IV-5
                            Parties and Underwriters,
                            Promoters and Employees Other
                            Than Related Parties, for each
                            of the years in the three-year
                            period ended December 31, 1993
           Schedule III -  Condensed Financial Information of     IV-6 -
                            Registrant, at December 31, 1993       IV-10
                            and 1992 and for each of the
                            years in the three-year period
                            ended December 31, 1993
           Schedule VI  -  Reinsurance, for each of the            IV-11
                            years in the three-year period
                            ended December 31, 1993
           Schedule IX  -  Short-Term Borrowings, for each of      IV-12
                            the years in the three-year
                            period ended December 31, 1993


     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989 Form 10-K, Commission file number 1-7434, Exhibit 10.9.
        10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January
                  1, 1986.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1993.
        22.0    - Subsidiaries.
        24.0 - Consent of independent auditor, KPMG Peat Marwick, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        24.1 - Consent of independent auditor, KPMG Peat Marwick, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
        24.2 - Consent of independent auditor, KPMG Peat Marwick, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
        28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
                  by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.

(b)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K for the quarter ended December 31, 1993.


(c)   EXHIBITS FILED WITH CURRENT FORM 10-K

      10.2*   - AFLAC Incorporated (formerly American Family Corporation)
                Retirement Plan for Senior Officers, as amended and restated October 1, 1989.
      10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                Plan, as amended, effective September 1, 1993.
      10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                Amos, dated August 1, 1993.
      10.5*   - American Family Life Assurance Company of Columbus
                Employment Agreement with Yoshiki Otake, dated January 1,
                1986.
      10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                Cloninger, III, dated February 14, 1992, and as amended November 12, 1993.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1993.
      22.0    - Subsidiaries.
      24.0 - Consent of independent auditor, KPMG Peat Marwick, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
      24.1 - Consent of independent auditor, KPMG Peat Marwick, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
      24.2 - Consent of independent auditor, KPMG Peat Marwick, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.



*  Management contract or compensatory plan or arrangement.























                                 IV-3
PAGE

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:

Under date of January 31, 1994, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                               KPMG PEAT MARWICK


Atlanta, Georgia
January 31, 1994

























                                 IV-4
PAGE

                                   SCHEDULE I
                       AFLAC INCORPORATED AND SUBSIDIARIES
     Summary of Investments - Other than Investments in Related Parties
                               December 31, 1993


(In thousands)                                                 Amount in
                                                   Market       Balance
      Type of Investment                Cost        Value        Sheet
                                    -----------   ----------   ---------

Fixed Maturities:
 Bonds:
  United States Government and     $   192,760  $   202,227  $   192,760
   government agencies and
   authorities
  States, municipalities and           532,537      570,835      532,537
   political subdivisions
  Foreign governments                5,771,748    6,782,752    5,771,748
  Public utilities                   2,503,870    2,894,418    2,503,870
  Convertibles                          21,478       23,938       21,478
  All other corporate bonds          3,115,068    3,514,433    3,115,068
  Redeemable preferred stocks              301          323          301
                                    ----------   ----------   ----------
      Total fixed maturities *      12,137,762   13,988,926   12,137,762
                                    ----------   ----------   ----------
Equity securities:
 Common stocks:
  Public utilities                       2,091        2,647        2,647
  Banks, trusts and insurance
   companies                             4,037        5,420        5,420
  Industrial, miscellaneous
   and all other                        61,564       73,998       73,998
                                    ----------   ----------   ----------
      Total equity securities           67,692       82,065       82,065
                                    ----------   ----------   ----------
      Total fixed maturities and
         equity securities          12,205,454   14,070,991   12,219,827
                                    ----------   ----------   ----------

Mortgage loans on real estate           57,485       81,482       57,485
Policy loans                             1,184        1,184        1,184
Other long-term investments                542          542          542
Short-term investments                 166,689      166,689      166,689
                                    ----------   ----------   ----------
      Total investments           $ 12,431,354 $ 14,320,888 $ 12,445,727
                                   ===========  ===========  ===========

* Includes fixed maturities held to maturity, at amortized cost of $2,082,326 and with a market value of $2,418,540; and fixed maturities available for sale, at amortized cost of $10,055,436 and with a market value of $11,570,386.









                                 IV-5
PAGE

                                                  SCHEDULE II
                                      AFLAC INCORPORATED AND SUBSIDIARIES
                        Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties
                                   Years Ended December 31, 1993, 1992 and 1991
                                                 (In thousands)

                                     Balance at                        Deductions              Balance at end
                                      Beginning                      Amounts     Other             of year
   Name of Debtor                      of Year         Additions    Collected  Reductions   Current  Not Current
________________________________     __________        _________    _____________________   ____________________
Year ended 12-31-93
  Daniel P. Amos                     $    2,000        $       -    $       -  $        -   $     0   $    2,000
  Michael Henry                             130                -          124           -         6            0
  David Halmrast                              0              120            -           -       120            0
  Minoru Nakai                              352                -            2           -        11          339
  Gary Stegman                               56              100            8           -         8          140

Year ended 12-31-92
  Daniel P. Amos                     $    1,253        $   2,000    $   1,253  $        -   $     0   $    2,000
  R. Lee Anderson, II                       225                -          225           -         0            0
  Michael Henry                               -              130            -           -       130            0
  Francis O. Mathews                          -              150          150           -         0            0
  Minoru Nakai                                -              352            -           -         0          352
  Keitaro Toyoda                            241                -          241           -         0            0

Year ended 12-31-91
  Daniel P. Amos                     $    1,398        $       -    $     145  $        -   $ 1,253   $        0
  R. Lee Anderson, II                       225                -            -           -        63          162
  H. Jefferson Bickerstaff                  162                -          111           -        15           36
  Salvador Diaz-Verson, Jr.                 459              799          459           -       292          507
  Minoru Nakai                              126                -          126           -         0            0
  Ronald Richey                             162               38           44           -        22          134
  Keitaro Toyoda                            241                -            -           -        40          201

     The year end receivable balances consist of demand notes receivable collateralized by AFLAC Incorporated common stock, with principal and interest payable in various amounts and open account balances due currently.
Interest rates related to the loans are as follows:

                                        Debtor                        Rates
                                  ___________________             _____________
                                  Daniel P. Amos                      6.00%
                                  Michael Henry                       6.65%
                                  David Halmrast                         0%
                                  Minoru Nakai                        5.54%
                                  Gary Stegman                    5.54% & 4.83%

                                                            IV-6
PAGE

                                SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets
                       AFLAC Incorporated (Parent Only)
                              (In thousands)


                                                     December 31,
                                                   1993         1992
                                                __________    _________

    Assets:
    Investments:
      Investments in subsidiaries*             $ 1,489,961   $1,180,478
      Other investments                             23,955        9,252
                                                ----------    ---------
          Total investments                      1,513,916    1,189,730
                                                ----------    ---------
    Cash                                                 -          333
    Due from subsidiaries*                           6,674        5,039
    Refundable federal income taxes                      -        1,363
    Other receivables                                6,472        3,428
    Property and equipment, net                     10,107       11,240
    Other                                            1,924        2,289
                                                ----------     --------
          Total assets                         $ 1,539,093  $ 1,213,422
                                                ==========   ==========

    Liabilities and Shareholders' Equity:
    Liabilities:
      Due to subsidiaries*                     $     3,145  $     5,376
      Notes payable (note A)                        54,511       65,930
      Employee and beneficiary benefit plans        84,445       57,865
      Income taxes, primarily deferred              25,977            -
      Other                                          5,391        2,369
    Commitments and contingencies (note B)
                                                ----------    ---------
          Total liabilities                        173,469      131,540
                                                ----------    ---------
    Shareholders' equity:
       Common stock of $.10 par value:
         Authorized 175,000; issued 103,710
          shares in 1993 and 82,549 shares
          in 1992                                   10,371        8,255
       Additional paid-in captial                  195,730      190,871
       Unrealized foreign currency translation     123,294       68,978
       Unrealized gains on equity securities        14,811        5,167
       Retained earnings (note D)                1,029,625      814,355
       Treasury stock                               (6,568)      (4,171)
       Notes receivable for stock purchases         (1,639)      (1,573)
                                                ----------    ---------
          Total shareholders' equity             1,365,624    1,081,882
                                                ----------   ----------
          Total liabilities and
                shareholders' equity           $ 1,539,093  $ 1,213,422
                                                ==========   ==========

    * Eliminated in consolidation.
    See the accompanying Notes to Condensed Financial Statements.

                                 IV-7
PAGE

                                 SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)

                                          Years ended December 31,
                                        1993        1992        1991
                                     ----------  ----------  ----------

Revenues:
  Dividends from subsidiaries*       $   71,268  $   46,657  $   48,002
  Management and service fees
   from subsidiaries*                    30,357      28,227      27,326
  Other income from subsidiaries,
   principally rental and interest*         992         828       2,943
  Other income                             (620)        693         433
                                      ---------   ---------   ---------
    Total revenues                      101,997      76,405      78,704
                                      ---------   ---------   ---------

Operating expenses:
  Interest expense - subsidiaries*          162         293       1,587
  Interest expense - others               3,362       2,743       3,016
  Capitalized interest                   (3,250)     (1,333)          -
  Other operating expense                53,595      48,760      42,718
                                      ---------   ---------   ---------
    Total operating expenses             53,869      50,463      47,321
                                      ---------   ---------   ---------
    Earnings before income taxes,
     equity in undistributed earnings
     of subsidiaries and cumulative
     effect of accounting changes        48,128      25,942      31,383

Income tax expense (benefit)(note C)      1,063       1,103      (6,493)
                                      ---------   ---------   ---------
    Earnings before equity in
     undistributed earnings of
     subsidiaries and cumulative
     effect of accounting changes        47,065      24,839      37,876

Equity in undistributed earnings
 of subsidiaries                        196,824     158,528     110,808
                                      ---------   ---------   ---------

    Earnings before cumulative
     effect of accounting changes       243,889     183,367     148,684

Cumulative affect on prior years
 of accounting changes (including a
 $46,100 increase in undistributed
 earnings of subsidiaries) (note F)      11,438          -           -
                                      ---------   ---------   ---------

     Net earnings                    $  255,327  $  183,367  $  148,684
                                      =========   =========   =========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.

                                 IV-8
PAGE

                                 SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Condensed Statements of Cash Flows
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)

                                           Years ended December 31,
                                        1993        1992        1991
                                     ----------  ----------  ----------

Cash flows from operating activities:
  Net earnings                       $  255,327  $  183,367  $  148,684
  Adjustments to reconcile net
   earnings to net cash provided
   from operating activities:
     Cumulative effect on prior
      years of accounting changes       (11,438)          -           -
     Equity in undistributed
      earnings of subsidiaries         (196,824)   (158,528)   (110,808)
     Deferred income taxes                 (300)      1,103      (6,493)
     Employee and beneficiary
      benefit plans                      18,195      12,659      16,561
     Other, net                             190       8,020      (3,962)
                                      ---------   ---------   ---------
       Net cash provided by
        operating activities             65,150      46,621      43,982
                                      ---------   ---------   ---------
Cash flows from investing activities:
  Additions to property and
   equipment, net                           (75)     (1,368)      1,250
  Cost of other investments             (14,703)     (9,301)      7,479
  Additional capitalization
   of subsidiaries                            -     (10,430)    (32,751)
                                      ---------   ---------   ---------
       Net cash used by
        investing activities            (14,778)    (21,099)    (24,022)
                                      ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings/assumption
   of subsidiary debt                         -      11,300      20,000
  Proceeds from exercise of
   stock options                          6,975       7,534       1,835
  Principal payments under debt
   obligations                          (11,419)     (3,598)     (1,202)
  Dividends paid to shareholders        (40,057)    (35,283)    (30,190)
  Net increase in due to/from
   subsidiaries                          (3,866)     (2,338)     (9,501)
  Other, net                             (2,397)     (3,067)       (860)
                                      ---------   ---------   ---------
       Net cash used by
        financing activities            (50,764)    (25,452)    (19,918)
                                      ---------   ---------   ---------
       Net change in cash                  (392)         70          42
Cash at beginning of year                   333         263         221
                                      _________   _________   _________

Cash at end of year                  $      (59) $      333  $      263
                                      =========   =========   =========

See the accompanying Notes to Condensed Financial Statements.
                                 IV-9
PAGE

                           SCHEDULE III
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 Notes to Condensed Financial Statements
                    AFLAC Incorporated (Parent Only)


     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of AFLAC Incorporated and Subsidiaries (see Part II - Item 8).

(A)  NOTES PAYABLE

     A summary of notes payable serviced by the Parent Company at December 31, 1993 and 1992 follows:

(In thousands)                                     1993          1992
                                                 ________      ________

5.965% unsecured note payable to banks,
  due in semiannual installments beginning
  1995 through 1997............................  $ 49,000      $      -
8.3% note payable, due in monthly
  installments through 1997,
  secured by equipment.........................     5,511         6,930
Unsecured notes payable to banks, with
  interest not to exceed prime.................         -        59,000
                                                  _______       _______

      Total notes payable                        $ 54,511      $ 65,930
                                                  =======       =======


     The aggregate maturities of the notes payable for each of the five years after December 31, 1993, are as follows:

     (In thousands)

       1994............................................  $  1,541
       1995............................................    11,507
       1996............................................    21,485
       1997............................................    19,978
       1998............................................         0

















                                 IV-10
PAGE

(B)  CONTINGENCIES

     In prior years, the Parent Company executed promissory notes and transferred the proceeds to its non-insurance subsidiaries for the acquisition of television broadcasting stations and other businesses. During 1991, a majority of these notes were assumed by a partnership formed by the Broadcast Group and AFLAC. The outstanding balances on these notes assumed were $40,722,000 as of December 31, 1993, and are not included in the accompanying condensed balance sheet.

     In addition, the Parent Company has also guaranteed repayment of certain indebtedness of its subsidiary. The related outstanding loan balance at December 31, 1993 was $1,700,000. The Company has also guaranteed to AFLAC repayment of intercompany borrowings from subsidiaries, which approximated $1,102,000 at December 31, 1993.


(C)  INCOME TAXES

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. (See Exhibit 13, page 13-32, note 8, Income Taxes, of Notes to the Consolidated Financial Statements.)

(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, pages 13-34 and 13-35 (note 9, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial
Statements) for information regarding dividend restrictions.

(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            1993       1992       1991
     (In thousands)                       ________   ________   ________

     Cash payments during the year for:
       Interest on debt obligations      $  3,588   $  2,781   $  3,016
       Income taxes                             -        139        230

     In 1993, non-cash investing activities included issuance of common stock for purchase of a company amounting to $8,730. For further information see note 9, Other, page 13-35 of Exhibit 13.

(F)  CUMULATIVE EFFECT

     For information concerning the cumulative affect of accounting changes, see page 13-20 of Exhibit 13, note 1, section on Accounting Pronouncements Adopted in 1993, of Notes to the Consolidated Financial Statements.









                                 IV-11
PAGE

                                                   SCHEDULE VI
                                       AFLAC INCORPORATED AND SUBSIDIARIES
                                                   Reinsurance
                                   Years Ended December 31, 1993, 1992 and 1991
                                                  (In thousands)
                                                                                                       Percentage
                                                     Ceded to        Assumed from                      of amount
                                     Gross            other            other                            assumed
                                     Amount         companies        companies        Net amount         to net
                                  ------------     ------------     ------------     ------------     ------------
Year ended December 31, 1993:
   Life insurance in force      $  10,107,259    $     119,771    $           -    $   9,987,488                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $   4,210,723    $         392    $           -    $   4,210,331                -
      Life insurance                   15,497              438                -           15,059                -
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $   4,226,220    $         830    $           -    $   4,225,390                -
                                  ============     ============     ============     ============     ============

Year ended December 31, 1992:
   Life insurance in force      $  10,552,890    $     109,125    $           -    $  10,443,765                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $   3,352,737    $         218    $           -    $   3,352,519                -
      Life insurance                   17,245              563                -           16,682                -
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $   3,369,982    $         781    $           -    $   3,369,201                -
                                  ============     ============     ============     ============     ============

Year ended December 31, 1991:
   Life insurance in force      $   9,838,589    $     179,498    $           -    $   9,659,091                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $   2,748,588    $         203    $           -    $   2,748,385                -
      Life insurance                   18,297            1,300              (33)          16,964             (0.2%)
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $   2,766,885    $       1,503    $         (33)   $   2,765,349                -
                                  ============     ============     ============     ============     ============

                                                         IV-12
PAGE

                                                            SCHEDULE IX
                                                 AFLAC INCORPORATED AND SUBSIDIARIES
                                                       Short-Term Borrowings
                                            Years Ended December 31, 1993, 1992, and 1991
                                                           (In Thousands)


                                                                         Maximum           Average           Weighted
                                                        Weighted          amount            amount           average
                                     Balance             average        outstanding       outstanding        interest
                                    at end of           interest          during          during the       rate during
                                      period              rate          the period        period (*)      the period (*)
                                 ---------------     --------------   --------------    --------------    --------------
Year ended December 31, 1993:
    Amounts payable to banks
        (Due on demand and
          within one year)       $             0               0.0%   $       59,403    $       14,638             3.4%
                                  ==============     ==============    =============     =============    =============


Year ended December 31, 1992:
    Amounts payable to banks
        (Due on demand and
          within one year)       $        59,403               3.8%   $       60,719    $       60,067             4.5%
                                  ==============     ==============    =============     =============   ==============


Year ended December 31, 1991:
    Amounts payable to banks
        (Due on demand)          $        51,780               5.4%   $       60,153    $       52,680             7.6%
                                  ==============     ==============    =============     =============   ==============



(*)  Average borrowings represent the average monthly short-term debt outstanding during the year, and the weighted average interest rate during the period is computed by dividing total interest expense on short-term debt by the average borrowings.


                                                            IV-13
PAGE

                             SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AFLAC Incorporated



Date   MARCH 30, 1994                  By    /s/ PAUL S. AMOS
      ________________________            _____________________________
                                              (Paul S. Amos)
                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DANIEL P. AMOS           Chief Executive Officer,  MARCH 30, 1994
________________________     President and Vice        ________________
 (Daniel P. Amos)            Chairman Board of Directors





/s/ KRISS CLONINGER, III     Executive Vice President, MARCH 30, 1994
________________________     Chief Financial Officer   ________________
(Kriss Cloninger, III)        and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President, MARCH 30, 1994
________________________     Corporate Finance         ________________
(Norman P. Foster)

    /s/ J. SHELBY AMOS, II         Director            MARCH 30, 1994
______________________________                         ________________
       (J. Shelby Amos, II)




  /s/ MICHAEL H. ARMACOST          Director            March 30, 1994
______________________________                         ________________
    (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.     Director            MARCH 30, 1994
______________________________                         ________________
     (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.         Director            MARCH 30, 1994
______________________________                         ________________
     (George W. Ford, Jr.)




  /s/  CESAR E. GARCIA             Director            MARCH 30, 1994
______________________________                         ________________
      (Cesar E. Garcia)




  /s/  JOE FRANK HARRIS            Director            MARCH 30, 1994
______________________________                         ________________
      (Joe Frank Harris)




  /s/  ELIZABETH J. HUDSON         Director            MARCH 30, 1994
______________________________                         ________________
     (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.       Director            MARCH 30, 1994
______________________________                         ________________
     (Kenneth S. Janke, Sr.)




  /s/  CHARLES B. KNAPP            Director            MARCH 30, 1994
______________________________                         ________________
     (Charles B. Knapp)

  /s/  PETER D. MORROW             Director            MARCH 30, 1994
______________________________                         ________________
     (Peter D. Morrow)




  /s/  YOSHIKI OTAKE               Director            MARCH 30, 1994
______________________________                         ________________
     (Yoshiki Otake)




  /s/  JOHN M. POPE                Director            MARCH 30, 1994
______________________________                         ________________
     (John M. Pope)




  /s/ E. STEPHEN PURDOM, M.D.      Director            MARCH 30, 1994
______________________________                         ________________
    (E. Stephen Purdom, M.D.)




  /s/ JACK S. SCHIFFMAN            Director            MARCH 30, 1994
______________________________                         ________________
    (Jack S. Schiffman)




  /s/  HENRY C. SCHWOB             Director            MARCH 30, 1994
______________________________                         ________________
     (Henry C. Schwob)




  /s/  J. KYLE SPENCER             Director            MARCH 30, 1994
______________________________                         ________________
     (J. Kyle Spencer)




  /s/  KOJI TAKAHASHI              Director            MARCH 30, 1994
______________________________                         ________________
     (Koji Takahashi)




  /s/  GLENN VAUGHN, JR.           Director            MARCH 30, 1994
______________________________                         ________________
   (Glenn Vaughn, Jr.)

Exhibit Index


     3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
    10.0*   - American Family Corporation Incentive Stock Option Plan
              (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1*   - American Family Corporation Stock Option Plan (1985) -
              incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC
              Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
              incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
    10.2*   - American Family Corporation Retirement Plan for Senior
              Officers, as amended and restated October 1, 1989.
    10.3*   - American Family Corporation Supplemental Executive
              Retirement Plan - incorporated by reference from 1989
              Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
              Plan, as amended, effective September 1, 1993.
    10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
              Amos, dated August 1, 1993.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1,
              1986.
    10.6*   - AFLAC Incorporated Employment Agreement with Kriss
              Cloninger, III, dated February 14, 1992, and as amended November 12, 1993.
    10.7*   - AFLAC Incorporated Management Incentive Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
              No. 0000004977-94-000003, Exhibit B.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1993.
    22.0    - Subsidiaries.
    24.0    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    24.1    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    24.2    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
    28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
              by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.


                                  (i)

Exhibits Filed with Current Form 10-K:


    10.2*   - AFLAC Incorporated (formerly American Family Corporation)
              Retirement Plan for Senior Officers, as amended and restated October 1, 1989.
    10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
              Plan, as amended, effective September 1, 1993.
    10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
              Amos, dated August 1, 1993.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1,
              1986.
    10.6*   - AFLAC Incorporated Employment Agreement with Kriss
              Cloninger, III, dated February 14, 1992, and as amended November 12, 1993.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1993.
    22.0    - Subsidiaries.
    24.0    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    24.1    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    24.2    - Consent of independent auditor, KPMG Peat Marwick, to
              Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.




* Management contract or compensatory plan or agreement.



























                                  (ii)