Form 10-Q
period 1994-03-31
AFLAC INC
filed 1994-05-11
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549


                         FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT of 1934



            For the quarter ended March 31, 1994
                 Commission File No. 1-7434




                     AFLAC INCORPORATED
    ------------------------------------------------------
    (Exact name of Registrant as specified in its charter)



        GEORGIA                                           58-1167100
- - -------------------------------                      -------------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                       Identification No.)




              1932 WYNNTON ROAD, COLUMBUS, GEORGIA 31999
         -----------------------------------------------------
         (Address of principal executive offices and zip code)


    Registrant's telephone number, including area code (706) 323-3431



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                            May 6, 1994
 ----------------------------                           ------------------
 Common Stock, $.10 Par Value                           100,606,307 shares

                  AFLAC INCORPORATED AND SUBSIDIARIES

                                 INDEX

                                                            Page
                                                             No.
                                                            ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
          March 31, 1994 and December 31, 1993...........     2

       Condensed Consolidated Statements of Earnings -
         Three Months Ended March 31, 1994 and 1993......     3

       Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1994 and 1993......     4

       Notes to Condensed Consolidated Financial
         Statements......................................     5

       Review by Independent Certified Public
         Accountants.....................................     7

       Independent Auditors' Report......................     8


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.....     9


Part II.  Other Information:

      Item 4.  Submission of Matters to a Vote
                of Security Holders......................    13

      Item 6.  Reports on Form 8-K.......................    14

                    Part I.  Financial Information

                  AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Condensed Balance Sheets
                      (In thousands - Unaudited)

                                               March 31,     December 31,
                                                  1994          1993*
                                              -----------    ------------
ASSETS
Investments:
   Securities available for sale:
      Fixed maturities (1994 at market;
       1993 at amortized cost)
       (amortized cost, $13,147,697 in 1994;
       market value, $11,570,386 in 1993)    $ 14,237,289   $ 10,055,436
      Equity securities, at market value
       (cost, $56,909 in 1994 and
       $67,692 in 1993)                            70,350         82,065
   Fixed maturities held to maturity,
      at amortized cost  (market value
      $2,418,540 in 1993)                               -      2,082,326
   Mortgage loans on real estate                   27,779         57,485
   Other long-term investments                      4,134          1,726
   Short-term investments                         433,725        166,689
                                              -----------    -----------
         Total investments                     14,773,277     12,445,727

Cash                                               35,360         23,413
Receivables, primarily premiums                   258,011        231,977
Accrued investment income                         168,422        184,087
Deferred policy acquisition costs               2,139,795      1,953,248
Property and equipment, net                       387,614        361,246
Intangible assets, net                            113,067        114,165
Other                                             139,844        128,823
                                              -----------    -----------
         Total assets                        $ 18,015,390   $ 15,442,686
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Policy liabilities                        $ 13,870,367   $ 11,947,137
   Notes payable                                  166,320        122,062
   Income taxes, primarily deferred             1,279,821        950,278
   Payables for security transactions             546,902        659,158
   Other                                          435,523        398,427
                                              -----------    -----------
         Total liabilities                     16,298,933     14,077,062
                                              -----------    -----------
Shareholders' equity:
   Common stock                                    10,375         10,371
   Other shareholders' equity                   1,706,082      1,355,253
                                              -----------    -----------
         Total shareholders' equity             1,716,457      1,365,624
                                              -----------    -----------
         Total liabilities and
            shareholders' equity             $ 18,015,390   $ 15,442,686
                                              ===========    ===========

See accompanying notes to consolidated condensed financial statements.
* Condensed from consolidated balance sheet included in the 1993
  Annual Report to Shareholders.
                                    2
PAGE

                                           AFLAC INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except for per share amounts - Unaudited)   Three Months Ended March 31,
                                                         ----------------------------------
                                                             1994        1993     % Change
                                                         ----------- ----------- ----------
Revenues:
   Premiums, principally supplemental health insurance   $1,179,121  $  949,490       24.2
   Net investment income                                    191,922     152,486
   Realized investment gains                                    832         633
   Other income                                              20,107      18,861
                                                         ----------  ----------
         Total revenues                                   1,391,982   1,121,470       24.1
                                                         ----------  ----------
Benefits and expenses:
   Benefits and claims                                      962,136     765,061       25.8
   Acquisition and operating expenses:
      Amortization of deferred policy acquisition costs      31,526      25,032
      Insurance commissions                                 155,745     126,221
      Insurance expenses                                     91,073      80,448
      Interest expense                                        2,707       2,401
      Capitalized interest on building construction          (2,419)     (1,483)
      Other operating expenses                               29,249      26,965
                                                         ----------  ----------
         Total acquisition and operating expenses           307,881     259,584       18.6
                                                         ----------  ----------
         Total benefits and expenses                      1,270,017   1,024,645       23.9
                                                         ----------   ---------
         Earnings before income taxes and cumulative
           effect of accounting changes                     121,965      96,825       26.0
Income taxes                                                 52,008      43,079
                                                         ----------  ----------
         Earnings before cumulative effect of
            accounting changes                               69,957      53,746       30.2

Cumulative effect on prior years of accounting changes            -      11,438
                                                         ----------  ----------
         Net earnings                                    $   69,957  $   65,184
                                                         ==========  ==========
Earnings per share:
      Earnings before cumulative effect of
        accounting changes                               $     0.67  $     0.51       31.4
      Cumulative effect of accounting changes                     -        0.11
                                                         ----------  ----------
         Net earnings                                    $     0.67  $     0.62
                                                         ==========  ==========
Shares used in computing earnings per share                 104,913     105,093
                                                         ==========  ==========
Cash dividends per share                                 $     0.10  $    0.088       13.6
                                                         ==========  ==========
See accompanying notes to consolidated condensed financial statements.

                                                                3
PAGE

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                          (In thousands - Unaudited)



                                                 Three Months Ended
                                                      March 31,
                                            ---------------------------
                                                 1994            1993
                                            -----------     -----------
Net cash flows from
   operating activities                     $   525,720     $   404,605
                                            -----------     -----------
Cash flows from investing activities:
   Proceeds from investments sold
      or matured                                352,710         226,403
   Costs of investments acquired               (820,887)       (521,724)
   Additions to property & equipment,
      net                                       (11,333)        (88,403)
                                            -----------     -----------
           Net cash used by investing
           activities                          (479,510)       (383,724)
                                            -----------     -----------
Cash flows from financing activities:
   Proceeds from borrowings                      45,619               -
   Principal payments under debt
      obligations                                (3,456)         (7,081)
   Purchase of treasury stock                   (68,730)              -
   Dividends paid to stockholders               (10,351)         (9,068)
   Other, net                                       248           1,301
                                            -----------     -----------
           Net cash used by financing
           activities                           (36,670)        (14,848)
                                            -----------     -----------
Effect of exchange rate changes on cash           2,407           2,550
                                            -----------     -----------
           Net change in cash                    11,947           8,583

Cash at beginning of period                      23,413          36,138
                                            -----------     -----------
Cash at end of period                       $    35,360     $    44,721
                                            ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (none of which were other than normal recurring accruals with the exception of the adjustments required for the adoption of new accounting standards discussed in Notes 2 and 3) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results for the entire year.

2. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. Under the new standard, the Company has classified all fixed-maturity securities as "available for sale." Such securities are carried at market value rather than amortized cost. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity together with unrealized gains and losses on equity securities. As a result, this change in accounting method has no effect on net earnings.

     The effect on shareholders' equity of applying this standard was as follows:

 (In millions)                     January 1, 1994       March 31, 1994
                                   _______________       ______________
Invested assets                    $     1,851.1         $     1,089.6
Policy liabilities                      (1,088.6)               (480.9)
Deferred income taxes                     (301.0)               (283.6)
                                    ____________          ____________
Shareholders' equity,
 net unrealized gains              $       461.5         $       325.1
                                    ============          ============

     The changes in the separate shareholders' equity component, unrealized gains on securities available for sale, for the three months ended March 31, 1994, were as follows:

 (In thousands)
Balance at December 31, 1993                             $      14,811
                                                          ____________
Cumulative effect of adopting SFAS No. 115 at
 January 1, 1994, net of deferred income taxes
 of $301,030                                                   461,478
Change in unrealized gains (losses) on fixed
 maturity and equity securities during the first
 quarter, net of deferred income tax benefits
 of $17,106                                                   (137,736)
                                                          ____________
  Net change for the quarter                                   323,742
                                                          ____________
Balance at March 31, 1994                                $     338,553
                                                          ============


     The portion of unrealized gains credited to policy liabilities at January 1, 1994 and March 31, 1994, represents gains that would not inure to the benefit of the shareholders, if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

3. Effective January 1, 1993, three new accounting standards were adopted through a one-time cumulative net credit to earnings of $11.4 million, or $.11 per share, as follows:

     (In millions)
     SFAS No. 109 - Deferred Income Taxes                      $22.0
     SFAS No. 106 - Other Postretirement Benefits               (9.6)
     SFAS No. 112 - Postemployment Benefits                     (1.0)
                                                               _____
            Net effect January 1, 1993                         $11.4
                                                               =====

     Additional information concerning these accounting changes is included in note 1 of notes to the Company's 1993 consolidated financial statements.

4. In February 1994, the Company's board of directors authorized the purchase of up to 4.6 million shares of the Company's common stock.
During the first quarter of 1994, 2.3 million shares were purchased, and at March 31, 1994, 2.5 million shares were held in the treasury at a cost of $75 million. The impact of the share purchases was not material to the first quarter earnings per share.

     The shares purchased in the first quarter were financed by available cash and $45.6 million of temporary borrowings in late March 1994. In April permanent bank financing was arranged under a new revolving credit and term note agreement for up to $150 million with interest at LIBOR plus 50 basis points. Principal payments on the new loan are payable over five years beginning in June 1995. As of April 30, 1994, bank borrowings of $75 million were outstanding in connection with the share purchase plan.

5. The changes in shareholders' equity during the three months ended March 31, 1994, are as follows:

     (In thousands)
     Shareholders' equity, beginning of year               $ 1,365,624
                                                            __________

     Change in unrealized gains on securities
      available for sale                                       323,742
     Change in unrealized foreign currency
      translation gains                                         35,960
     Net earnings                                               69,957
     Shares issued for exercises of stock options                  248
     Purchases of treasury stock                               (68,730)
     Dividends to shareholders ($.10 per share)                (10,351)
     Notes receivable for stock purchases                            7
                                                            __________
         Net change for the period                             350,833
                                                            __________
     Shareholders' equity at March 31, 1994                $ 1,716,457
                                                            ==========

          REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 1994 and 1993 financial statements included in this filing have been reviewed by KPMG Peat Marwick, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick commenting upon their review is included on page 8.

KPMG PEAT MARWICK
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: 404-222-3000
Suite 2000                                       Telefax:   404-222-3050
Atlanta, GA 30308




                      INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the condensed consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                     KPMG PEAT MARWICK


April 25, 1994

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1993, the financial condition of AFLAC Incorporated and subsidiaries (the "Company") has remained strong. Investments have continued to increase in their functional currencies and continue to consist of high-quality securities.
     Due to the relative size of AFLAC Japan, our largest operating unit, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements when reported in U.S. dollars. The yen/dollar exchange rate at the end of each reporting period is used to convert balance sheet items. The rate at March 31, 1994, of 103.15 yen to one U.S. dollar, strengthened 8.6% compared to the exchange rate of 112.00 as of December 31, 1993. Management estimates that the stronger yen rate increased invested assets by $1.0 billion and total assets by $1.2 billion, while increasing total liabilities by $1.2 billion over the amounts that would have been reported based on the exchange rate as of December 31, 1993.
     Since December 31, 1993, total investments (including cash) have increased by $2.3 billion, or 18.8%, with AFLAC Japan increasing $2.3 billion, or 20.3% (10.8% in yen), and AFLAC U.S. increasing $44.2 million, or 4.0%. The continued growth in invested assets reflects the strength of our main operating units, the continued strong cash flows from these operations, the effect of the stronger yen/dollar exchange rate as of March 31, 1994, compared to the exchange rate as of December 31, 1993, and the effect of SFAS No. 115. See Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 1994 ("Note 2").
     Deferred policy acquisition costs increased $186.5 million, or 9.6% during the first three months of 1994. AFLAC Japan increased $176.8 million, or 11.5% (2.7% in yen), with approximately $41.4 million relating to operations of AFLAC Japan and $135.4 million of the increase relating to the stronger yen rate at March 31, 1994. AFLAC U.S. increased $9.7 million, or 2.4% during the same period.
     Policy liabilities increased $1.9 billion, or 16.1% during the first three months of 1994. AFLAC Japan increased $1.9 billion, or 17.6% (8.3% in yen) and AFLAC U.S. increased $39.1 million, or 3.2%. These increases are due to the addition of new business as well as the maturing of existing policies in force and the effect of the stronger yen on AFLAC Japan, and the effect of SFAS No. 115. (See Note 2.)
     The Company negotiated new unsecured notes payable to banks. As of March 31, 1994, the additional notes payable amounted to $45.6 million. This amount, less principal payments, plus foreign exchange gains, accounts for the increase of $44.3 million in notes payable since December 31, 1993. See Note 4 to the accompanying Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 1994.
     The income tax liability increased by $329.5 million, or 34.7%, since December 31, 1993. The increase is primarily due to the recognition of deferred income taxes of $283.6 million on unrealized gains on securities available for sale due to the implementation of SFAS No. 115. (See Note 2.)
      Shareholders' equity increased $350.8 million during the first three months of 1994. This increase was principally due to the implementation of SFAS No. 115 (see Note 2). For further information on the changes in shareholders' equity, see Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 1994.

     The board of directors approved a 15% increase in the quarterly cash dividend from $.10 to $.115 per share. The second quarter cash dividend of $.115 per share is payable on June 1, 1994, to shareholders of record at the close of business on May 20, 1994.


RESULTS OF OPERATIONS

     The results of operations for the first three months of 1993 included the cumulative effect on prior years of a one-time credit of $11.4 million ($.11 per share) due to accounting changes adopted. The following earnings comparisons exclude the effect of these accounting adjustments. See Note 3 to the accompanying Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 1994.
     For the first three months of 1994, net earnings increased 30.2% to $70.0 million, up from $53.7 million for the comparable period of 1993. Net earnings per share increased 31.4%, from $0.51 to $0.67 per share. Operating earnings (excluding realized investment gains/losses, net of taxes) increased 28.4% to $69.3 million, up from $54.0 million. Operating earnings per share increased 29.4%, from $.51 to $.66 per share.
     The increases in consolidated earnings, and earnings of AFLAC Japan, continued to be aided by favorable translations from yen to U.S. dollars for the first quarter of 1994, compared to the exchange rates used in the comparable period of 1993. The yen/dollar exchange rates used to translate the statements of earnings are the year-to-date cumulative average exchange rates for the period. The cumulative average yen/dollar exchange rate of 107.65 for the first three months of 1994 strengthened 12.5% compared to the rate of 121.09 for the first three months of 1993. For the three month period ending March 31, 1994, management estimates that the stronger yen/dollar exchange rate increased total operating revenues by $126.7 million and increased net earnings by $7.3 million and operating earnings (excluding realized gains/losses) by $7.3 million. The foreign exchange effect was $.07 per share for both net earnings and operating earnings. Without the beneficial effect of the stronger yen, net earnings per share would have increased 17.6% and operating earnings per share would have increased 15.7% for the first three months of 1994.
     Premium income for the first three months of 1994 increased 24.2% to $1.2 billion. Net investment income increased 25.9% to $191.9 million. Total revenues increased 24.1% to $1.4 billion. The ratio of benefits and claims to total revenues (benefit ratio) increased to 69.1% for the first three months of 1994, up from 68.2%, continuing the upward trend experienced during the last several years due to the maturing of policies in force. The ratio of expenses to total revenues (expense ratio) decreased to 22.1% from 23.1%, which also continues the downward trend experienced during the last several years due to effective cost controls and the general growth of total revenues. The changes in the benefit and expense ratios resulted in the pretax operating profit margin increasing to 8.7%, up from 8.6% a year ago.
     During the first quarter the Japanese government enacted new tax legislation that terminated an extension of the temporary Special Corporate Tax of .9% of Japan's taxable income. This tax was scheduled to expire at December 31, 1994. The tax reduction was not material to first quarter net earnings and is expected to reduce the Company's income tax expense for the year 1994 by approximately $3.7 million.


AFLAC JAPAN

     The yen continued to appreciate against the dollar in the first quarter. The cumulative average exchange rate for the first three months of 1994 was 107.65, or 12.5% stronger than the average rate of 121.09 a year ago. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The cumulative exchange rate for the full year of 1993 was 111.21.
     Premium income translated into dollars rose 27.5% (13.3% in yen) to $981.6 million for the first three months of 1994. The increase in premium income was due to collection of premiums from new policies, the continued excellent policy persistency of older policies and, in dollars, the stronger yen rate. Total new sales, including conversions of older policies to newer policies, increased 38.3% in dollars (25.5% in yen) for the first three months of 1994. New sales, excluding conversions, in dollars increased 33.6% (21.4% in yen) to $145.3 million, up from $108.8 million for the three-month period. New annualized premium sales of the Super Cancer plan were especially strong, increasing 38.8% in yen. The strong cancer insurance production is primarily due to the sales associates' efforts to sell policies prior to the implementation of a premium rate increase. The rate increases will apply to new cancer policy issues after July 1, 1994. As anticipated, Super Care sales were much lower than a year ago due to the emphasis on cancer insurance sales.
Super Care accounted for 9.3% of first quarter new sales. Management expects these trends to continue into the second quarter, but in the second half of the year, Management expects this trend to reverse, with cancer insurance sales slowing and care sales improving compared with the first half of the year. Management's goal is to increase new sales by 10% in yen for the year.
     Investment income increased 26.9% (12.7% in yen) to $172.4 million for the first three months of 1994. The increase was due to the continued strong cash flow from operations, offset somewhat during the last two years by construction expenditures for AFLAC Japan's new administrative office building and the increasing amounts of profit transfers to AFLAC U.S. Available investment yields rose slightly during the quarter, although they remained at historically low levels. For example, the yield on a composite of 10-year Japanese government bonds reached a low of 3.26% in January and rose to 4.40% in March, averaging 3.91% for the quarter. During the quarter, available cash flow was invested at an average yield-to-maturity of 4.77% compared to 5.83% during the first quarter of 1993. The overall return on average invested assets at amortized cost, net of investment expenses, decreased slightly for the first three months of the year, to 6.05% from 6.21% for the same period last year. The Company continues to enter into forward purchase commitments in anticipation of lower investment yields in the near future. Approximately 47% of the estimated 1994 cash flow has been invested or committed to invest at an average yield-to-maturity of 4.96%. The overall return on average invested assets is expected to decrease slightly during the rest of the year, if available market investment yields remain constant or decrease further.
     AFLAC Japan's pretax operating earnings in dollars for the first three months of 1994 increased 22.1% (8.4% in yen) to $110.5 million. The pretax operating profit margins for the first three months of 1994 decreased slightly, from 10.0% to 9.6%. The reduction in pretax operating profit margins was principally caused by an increase in incurred benefits and reduced investment income due to profit transfers to AFLAC U.S., lower investment yields, and construction expenditures for the new building. AFLAC Japan's results continue to reflect the pattern which has developed during the last several years, slightly higher benefit ratios somewhat offset by lower expense ratios.


AFLAC U.S.

     Premium income rose 10.6% to $193.0 million for the first three months of 1994. The increase in premium income was due to an increase in new sales over the last twelve months and the recent improvement in policy persistency. Total new sales, excluding policy conversions, increased 9.6% (9.2% including conversions) for the first three months compared to last year. In 1993, new policy sales increased 11.3% for the full year. Management expects new policy sales to increase by 10% to 15% for the year.
      While it is not possible to predict the long-term effect on the policy sales of AFLAC U.S. associated with the uncertainty among U.S. health insurance consumers concerning the pending redesign of the U.S. health care system, Management believes the impact will not adversely affect AFLAC's major products.
      Investment income increased 18.3% to $18.6 million for the first three months of 1994. This increase was primarily due to the increase in invested assets associated with repatriation of profits from AFLAC Japan and the continued strong cash flow from operations. During the first quarter, available cash flow was invested at an average yield-to-maturity of 7.08% compared to 7.18% during the first quarter of 1993. The overall return on average invested assets, net of investment expenses, was down slightly for the first three months of 1994 over 1993, decreasing to 7.37% from 7.66%.
     Pretax operating earnings for AFLAC U.S. increased 20.4% to $20.5 million for the first three months of the year. The results continue to reflect slightly lower benefit ratios, principally due to the mix of business shifting toward accident policies which have a lower benefit ratio compared to other products, and investment income on profits transferred from AFLAC Japan. The expense ratios decreased slightly during the quarter. As a result, the pretax operating profit margins for the first three months improved to 9.7%, up from 8.9%.

                      PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on April 25, 1994. Matters submitted to the shareholders were: (1) Election of twenty members to the Board of Directors; (2) Amendments to Stock Option Plan
(1985); (3) Adoption of Management Incentive Plan (in effect since 1985) to comply with the Omnibus Budget Reconciliation Act of 1993; (4) Ratification of the selection of auditors for 1994. The four proposals were approved by the shareholders.

     A summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office is as follows:
                                            VOTES
                         -------------------------------------------------
                                              Absten-   With-     Broker
                             For      Against  tions     held   Non-Votes
                        --------------------------------------------------
(1)  Election of twenty
members to the Board of
Directors:

Paul S. Amos             199,988,232    N/A       N/A    350,328   None
Daniel P. Amos           199,998,691    N/A       N/A    339,870   None
J. Shelby Amos, II       199,936,159    N/A       N/A    402,401   None
Michael H. Armacost      199,706,152    N/A       N/A    632,409   None
M. Delmar Edwards,M.D.   199,747,842    N/A       N/A    590,718   None
George W. Ford, Jr.      199,861,996    N/A       N/A    476,565   None
Cesar E. Garcia          199,938,950    N/A       N/A    399,610   None
Joe Frank Harris         199,412,933    N/A       N/A    925,627   None
Elizabeth J. Hudson      199,739,361    N/A       N/A    599,199   None
Kenneth S. Janke, Sr.    200,045,985    N/A       N/A    292,575   None
Charles B. Knapp         199,852,164    N/A       N/A    486,396   None
Hisao Kobayashi          199,998,519    N/A       N/A    340,041   None
Peter D. Morrow          199,675,992    N/A       N/A    662,568   None
Yoshiki Otake            199,995,570    N/A       N/A    342,990   None
John M. Pope             199,935,184    N/A       N/A    403,376   None
E. Stephen Purdom,M.D.   199,988,084    N/A       N/A    350,477   None
Jack S. Schiffman        199,990,489    N/A       N/A    348,071   None
Henry C. Schwob          199,923,730    N/A       N/A    414,830   None
J. Kyle Spencer          199,929,060    N/A       N/A    409,501   None
Glenn Vaughn, Jr.        199,871,791    N/A       N/A    466,769   None

(2) Amendments to Stock
Option Plan (1985)       183,713,919 13,121,642 2,599,579  N/A   903,420

(3) Adoption of Manage-
ment Incentive Plan (in
effect since 1985) to
comply with the Omnibus
Budget Reconciliation
Act of 1993              184,657,155 12,830,139 1,947,846  N/A   903,420

(4) Ratification of
appointment of KPMG Peat
Marwick as independent
auditors                 197,576,637  1,371,887 1,390,036  N/A     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended
     March 31, 1994.














                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AFLAC INCORPORATED




Date     May 9, 1994                           /s/  KRISS CLONINGER,III
     ________________________                ___________________________
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 9, 1994                           /s/  NORMAN P. FOSTER
     ________________________                ___________________________
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance