Form 10-Q
period 1994-06-30
AFLAC INC
filed 1994-08-10
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549


                         FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT of 1934



            For the quarter ended June 30, 1994
                 Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                          August 4, 1994
 ----------------------------                           ------------------
 Common Stock, $.10 Par Value                           100,564,573 shares

                  AFLAC INCORPORATED AND SUBSIDIARIES

                                 INDEX

                                                            Page
                                                             No.
                                                            ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         June 30, 1994 and December 31, 1993.............     2

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1994 and 1993
         Six Months Ended June 30, 1994 and 1993.........     3

       Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 1994 and 1993.........     4

       Notes to Consolidated Condensed Financial
         Statements......................................     5

       Review by Independent Certified Public
         Accountants.....................................     7

       Independent Auditors' Report......................     8


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.....     9



Part II.  Other Information:

      Item 6.  Reports on Form 8-K.......................    16

                    Part I.  Financial Information

                  AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Condensed Balance Sheets
                      (In thousands - Unaudited)

                                               June 30,     December 31,
                                                  1994         1993*
                                             ------------   ------------
ASSETS
Investments:
   Securities available for sale:
      Fixed maturities (1994 at market;
       1993 at amortized cost)
       (amortized cost, $14,230,720 in 1994;
       market value, $11,570,386 in 1993)    $ 15,252,364   $ 10,055,436
      Equity securities, at market value
       (cost, $80,002 in 1994 and
       $67,692 in 1993)                            88,693         82,065
   Fixed maturities held to maturity,
      at amortized cost  (market value
      $2,418,540 in 1993)                               -      2,082,326
   Mortgage loans on real estate                   26,633         57,485
   Other long-term investments                      4,115          1,726
   Short-term investments                         397,741        166,689
                                             ------------   ------------
         Total investments                     15,769,546     12,445,727

Cash                                               33,919         23,413
Receivables, primarily premiums                   273,078        231,977
Accrued investment income                         217,418        184,087
Deferred policy acquisition costs               2,283,344      1,953,248
Property and equipment, net                       579,415        361,246
Intangible assets, net                            111,997        114,165
Other                                             134,116        128,823
                                             ------------   ------------
         Total assets                        $ 19,402,833   $ 15,442,686
                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Policy liabilities                        $ 14,927,755   $ 11,947,137
   Notes payable                                  205,872        122,062
   Income taxes, primarily deferred             1,363,378        950,278
   Payables for security transactions             729,941        659,158
   Other                                          463,242        398,427
                                             ------------   ------------
         Total liabilities                     17,690,188     14,077,062
                                             ------------   ------------
Shareholders' equity:
   Common stock                                    10,378         10,371
   Other shareholders' equity                   1,702,267      1,355,253
                                             ------------   ------------
         Total shareholders' equity             1,712,645      1,365,624
                                             ------------   ------------
         Total liabilities and
            shareholders' equity             $ 19,402,833   $ 15,442,686
                                             ============   ============

See accompanying notes to consolidated condensed financial statements.
* Condensed from consolidated balance sheet included in the 1993
  Annual Report to Shareholders.

                                           AFLAC INCORPORATED AND SUBSIDIARIES
                                           Consolidated Statements of Earnings
(In thousands, except for per-share amounts - Unaudited)    Three Months Ended June 30,           Six Months Ended June 30,
                                                         ---------------------------------    --------------------------------
                                                             1994        1993     % Change       1994        1993     % Change
Revenues:                                                ----------  ----------   --------    ----------  ----------  --------
   Premiums, principally supplemental health insurance   $1,254,911  $1,044,892       20.1    $2,434,032  $1,994,382      22.0
   Net investment income                                    203,327     169,616                  395,249     322,102
   Realized investment gains (losses)                          (929)        137                      (97)        770
   Other income                                              23,894      22,075                   44,001      40,936
                                                         ----------  ----------               ----------  ----------
         Total revenues                                   1,481,203   1,236,720       19.8     2,873,185   2,358,190      21.8
                                                         ----------  ----------               ----------  ----------
Benefits and expenses:
   Benefits and claims                                    1,027,403     837,899       22.6     1,989,539   1,602,960      24.1
   Acquisition and operating expenses:
      Amortization of deferred policy acquisition costs      35,098      31,417                   66,624      56,449
      Insurance commissions                                 166,358     138,290                  322,103     264,511
      Insurance expenses                                     93,950      91,922                  185,023     172,370
      Interest expense                                        3,417       2,634                    6,124       5,035
      Capitalized interest on building construction               -      (2,530)                  (2,419)     (4,013)
      Other operating expenses                               34,440      31,803                   63,689      58,768
                                                         ----------  ----------               ----------  ----------
         Total acquisition and operating expenses           333,263     293,536       13.5       641,144     553,120      15.9
                                                         ----------  ----------               ----------  ----------
         Total benefits and expenses                      1,360,666   1,131,435       20.3     2,630,683   2,156,080      22.0
                                                         ----------  ----------               ----------  ----------
         Earnings before income taxes and cumulative
           effect of accounting changes                     120,537     105,285       14.5       242,502     202,110      20.0

Income taxes                                                 51,159      46,544                  103,167      89,623
                                                         ----------  ----------               ----------  ----------
         Earnings before cumulative effect of
            accounting changes                               69,378      58,741       18.1       139,335     112,487      23.9

Cumulative effect on prior years of accounting changes            -           -                        -      11,438
                                                         ----------  ----------               ----------  ----------
         Net earnings                                    $   69,378  $   58,741               $  139,335  $  123,925
                                                         ==========  ==========               ==========  ==========
Earnings per share:
      Earnings before cumulative effect of
        accounting changes                               $      .67  $      .56       19.6    $     1.34  $     1.07      25.2
      Cumulative effect of accounting changes                     -           -                        -         .11
                                                         ----------  ----------               ----------  ----------
         Net earnings                                    $      .67  $      .56               $     1.34  $     1.18
                                                         ==========  ==========               ==========  ==========
Shares used in computing earnings per share                 102,794     105,210                  103,851     105,172
                                                         ==========  ==========               ==========  ==========
Cash dividends per share                                 $     .115  $      .10       15.0    $     .215  $     .188      14.4
                                                         ==========  ==========               ==========  ==========
See accompanying notes to consolidated condensed financial statements.

                                                               3
PAGE

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                          (In thousands - Unaudited)



                                                   Six Months Ended
                                                      June 30,
                                            ----------------------------
                                                 1994           1993
                                            ------------    ------------
Net cash flows from
   operating activities                     $ 1,066,282     $   829,901
                                            -----------     -----------
Cash flows from investing activities:
   Proceeds from investments sold
      or matured                                623,211         660,711
   Costs of investments acquired             (1,468,117)     (1,354,906)
   Additions to property & equipment, net      (170,026)        (98,209)
                                            -----------     -----------
           Net cash used by investing
           activities                        (1,014,932)       (792,404)
                                            -----------     -----------
Cash flows from financing activities:
   Proceeds from borrowings                      75,002               -
   Principal payments under debt
      obligations                                (8,053)        (10,007)
   Purchase of treasury stock                   (89,894)              -
   Dividends paid to shareholders               (21,915)        (19,391)
   Other, net                                       575           1,590
                                            -----------     -----------
           Net cash used by financing
           activities                           (44,285)        (27,808)
                                            -----------     -----------
Effect of exchange rate changes on cash           3,441           5,949
                                            -----------    ------------
           Net change in cash                    10,506          15,638

Cash at beginning of period                      23,413          36,138
                                            -----------     -----------
Cash at end of period                       $    33,919     $    51,776
                                            ===========     ===========


Supplemental disclosures of cash flow information:
     Non-cash financing activities included capital lease obligations incurred for computer equipment totaling $12,840 and $26,937 in 1994 and 1993, respectively.

See accompanying notes to consolidated condensed financial statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (none of which were other than normal recurring accruals with the exception of the adjustments required for the adoption of new accounting standards discussed in Notes
2 and 3) necessary to present fairly the financial position as of June 30, 1994, and the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results for the entire year.

2. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. Under the new standard, the Company classified all fixed-maturity securities as "available for sale." Such securities are carried at market value rather than amortized cost. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity together with unrealized gains and losses on equity securities. As a result, this change in accounting method has no effect on net earnings.

     The effect of this standard's application on shareholders' equity was as follows:

 (In thousands)                    January 1, 1994        June 30, 1994
                                   _______________       ______________
Invested assets                    $   1,851,141         $   1,021,644
Policy liabilities                    (1,088,633)             (471,087)
Deferred income taxes                   (301,030)             (281,607)
                                    ____________          ____________
Shareholders' equity,
 net unrealized gains              $     461,478         $     268,950
                                    ============          ============

     The portion of unrealized gains credited to policy liabilities at January 1, 1994, and June 30, 1994, represents gains that would not inure to the benefit of the shareholders, if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

     The changes in the separate shareholders' equity component, unrealized gains on securities available for sale, for the six months ended June 30, 1994, were as follows:

 (In thousands)
Balance at December 31, 1993                             $      14,811
                                                          ____________
Cumulative effect of adopting SFAS No. 115 at
 January 1, 1994, net of deferred income taxes
 of $301,030                                                   461,478
Decrease in unrealized gains on fixed maturity
 and equity securities during the six months,
 net of deferred income tax benefits of $18,724               (198,921)
                                                          ____________
   Net change for the period                                   262,557
                                                          ____________

Balance at June 30, 1994                                 $     277,368
                                                          ============

3. Effective January 1, 1993, three new accounting standards were adopted through a one-time cumulative net credit to earnings of $11.4 million, or $.11 per share, as follows:

     (In thousands)
     SFAS No. 109 - Deferred income taxes                   $ 22,000
     SFAS No. 106 - Other post-retirement benefits            (9,602)
     SFAS No. 112 - Post-employment benefits                    (960)
                                                             _______
            Net effect January 1, 1993                      $ 11,438
                                                             =======

     Additional information concerning these accounting changes is included in Note 1 of notes to the Company's 1993 consolidated financial statements.

4. In February 1994, the Company's board of directors authorized the purchase of up to 4.6 million shares of the Company's common stock. Through June 30, 1994, 3.0 million shares had been purchased under the purchase program. The impact of the share purchases did not materially affect earnings per share.

     The shares purchased in the first quarter were financed by available cash and $45.6 million of temporary borrowings in late March 1994. In April permanent bank financing was arranged under a new revolving credit and term note agreement for up to $150 million with interest at LIBOR plus 50 basis points. Principal payments on the new loan are payable over five years beginning in June 1995. As of June 30, 1994, bank borrowings of $75 million were outstanding in connection with the share purchase plan. Interest expense for the six months ended June 30, 1994, was $981,000.

     Capitalization of interest on building construction ceased at the end of the first quarter due to the completion of the new administrative office building in Tokyo.

5. The changes in shareholders' equity during the six months ended June 30, 1994, are as follows:

     (In thousands)
     Shareholders' equity, beginning of year               $ 1,365,624
                                                            __________

     Net earnings                                              139,335
     Change in unrealized gains on securities
      available for sale                                       262,557
     Change in unrealized foreign currency
      translation gains                                         56,145
     Shares issued for exercises of stock options                  575
     Purchases of treasury stock                               (89,894)
     Dividends to shareholders ($.215 per share)               (21,915)
     Change in notes receivable for stock purchases                218
                                                            __________
         Net change for the period                             347,021
                                                            __________

     Shareholders' equity at June 30, 1994                 $ 1,712,645
                                                            ==========


     At June 30, 1994, 3.2 million shares were held in the treasury at a cost of $96.5 million.

          REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1994 and 1993 financial statements included in this filing have been reviewed by KPMG Peat Marwick, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308




                      INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated condensed balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1994, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                     KPMG PEAT MARWICK


July 22, 1994

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1993, the financial condition of AFLAC
Incorporated and subsidiaries (the "Company") has remained strong. Investments have continued to increase in their functional currencies and continue to consist of high-quality securities.

     Since AFLAC Japan, our largest operating unit, conducts its business in yen, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements when reported in U.S. dollars. The yen/dollar exchange rate at the end of each reporting period is used to convert balance sheet items. The exchange rate at June 30, 1994, of 98.80 yen to one U.S. dollar was 13.4% stronger than the exchange rate of 112.00 as of December 31, 1993. The stronger yen rate increased reported invested assets by $1.6 billion, total assets by $2.0 billion, and total liabilities by $1.9 billion over the amounts that would have been reported based on the exchange rate as of December 31, 1993.

     Excluding the market value effect of SFAS 115, total investments (including cash) have increased by $2.31 billion, or 18.5%, since December 31, 1993, with AFLAC Japan increasing $2.26 billion, or 19.9% (5.7% in yen), and AFLAC U.S. increasing $43.8 million, or 4.0%. The growth in invested assets reflects the continued strong cash flows from AFLAC Japan and the effect of the stronger yen/dollar exchange rate as of June 30, 1994, compared with the exchange rate as of December 31, 1993. Under the provisions of SFAS 115, which was adopted effective January 1, 1994, fixed-maturity securities available for sale are carried at market value rather than amortized cost. Including the market value effect of SFAS 115, total investments have increased by $3.33 billion, or 26.7%, with AFLAC Japan increasing $3.30 billion, or 29.0% (13.8% in yen), and AFLAC U.S. increasing $25.6 million, or 2.3%. See Note 2 to the accompanying Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 1994 ("Note 2").

     Deferred policy acquisition costs increased $330.1 million, or 16.9%, during the first six months of 1994. AFLAC Japan increased $308.8 million, or 20.1% (5.9% in yen), with approximately $91.2 million relating to operations of AFLAC Japan and $217.6 million of the increase relating to the stronger yen rate at June 30, 1994. AFLAC U.S. increased $21.4 million, or 5.2%, during the same period.

     Policy liabilities increased $3.0 billion, or 24.9%, during the first six months of 1994. AFLAC Japan increased $2.9 billion, or 27.1% (12.1% in yen), and AFLAC U.S. increased $81.2 million, or 6.7%. These increases are due to the addition of new business, the aging of policies in force, the impact of the stronger yen on AFLAC Japan and the effect of SFAS No. 115 (see Note 2).

     In April, the Company negotiated new unsecured notes payable to banks. As of June 30, 1994, the additional notes payable amounted to $75.0 million. See Note 4 to the accompanying Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 1994. This amount, together with capital lease obligations for new computer equipment and foreign exchange gains, less principal payments, accounts for the increase of $83.8 million in notes payable since December 31, 1993.

     The liability for income taxes has increased by $413.1 million, or 43.5%, since December 31, 1993. The increase is primarily due to the recognition of deferred income taxes of $281.6 million on unrealized gains on securities available for sale due to the implementation of SFAS No. 115 (see Note 2).

      Shareholders' equity increased $347.0 million during the first six months of 1994. This increase was principally due to the implementation of SFAS No. 115. For further information on the changes in shareholders' equity, see Notes 2 and 5 of the accompanying Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 1994.

     The board of directors has declared a third quarter cash dividend of $.115 per share. The dividend is payable on September 1, 1994, to shareholders of record at the close of business on August 19, 1994.















































                                   10
PAGE

RESULTS OF OPERATIONS

     The following tables set forth the pretax operating earnings by business components for the periods shown and the percentage change from the prior periods.

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ---------------------------              -------------------------
(in millions)                                        1994     1993     % Change             1994     1993     % Change
                                                    ------   ------    --------            ------   ------    --------

AFLAC Japan                                         $116.4   $ 99.5      17.0 %            $226.9   $190.0      19.4 %
AFLAC U.S.                                            21.5     17.9      20.4                42.0     34.9      20.4
Other foreign insurance                               (0.8)    (1.8)                         (1.1)    (2.6)
Realized investment gains (losses)                    (0.9)     0.1                          (0.1)     0.8
Broadcast division                                     6.0      4.4      35.7                 9.2      6.4      45.5
Interest expense, non-insurance operations            (2.5)    (1.9)                         (4.5)    (4.0)
Capitalized interest on building construction            -      2.5                           2.4      4.0
Parent company, other operations and
 eliminations                                        (19.2)   (15.4)    (24.0)              (32.3)   (27.4)    (18.6)
                                                     _____    _____                         _____    _____

Earnings before income taxes and cumulative
 effect of accounting changes                        120.5    105.3      14.5               242.5    202.1      20.0
Income taxes                                          51.1     46.6       9.9               103.2     89.6      15.1
                                                     _____    _____                         _____    _____
Earnings before cumulative effect of
 accounting changes                                   69.4     58.7      18.1               139.3    112.5      23.9

Cumulative effect of accounting changes                  -        -                             -     11.4
                                                     _____    _____                         _____    _____

Net earnings                                        $ 69.4   $ 58.7                        $139.3   $123.9
                                                     =====    =====                         =====    =====


















                                                              11
PAGE

     The following discussion of earnings comparisons for the six months excludes the gain of $11.4 million, or $.11 per share, from the cumulative effect of accounting changes adopted in the first quarter of 1993. See
Note 3 to the accompanying Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 1994.

     For the first six months of 1994, net earnings increased 23.9%, up $26.8 million for the comparable period of 1993. Operating earnings (excluding realized investment gains/losses, net of taxes) increased 22.9%, up $25.8 million. Net earnings per share and operating earnings per share both increased 25.2%, from $1.07 to $1.34 per share.

     The second quarter net earnings increased 18.1%, up $10.6 million for the comparable period of 1993. Net earnings per share increased 19.6%, from $.56 to $.67 per share. Operating earnings increased 17.8%, up $10.5 million. Operating earnings per share increased 21.4%, from $.56 to $.68 per share.

     The increases in consolidated earnings and the earnings of AFLAC Japan continued to be aided by favorable translations from yen to U.S. dollars for both the first six months and the second quarter of 1994, compared with the exchange rates used in the comparable periods of 1993. The yen/dollar exchange rates used to translate the statements of earnings are the year-to-date cumulative-average exchange rates for the period. The cumulative-average yen/dollar exchange rate of 105.54 for the first six months of 1994 strengthened 9.5% compared with the rate of 115.55 for the first six months of 1993. For the six-month period ending June 30, 1994, the stronger yen/dollar exchange rate increased total operating revenues by $205.6 million, net earnings by $10.7 million and operating earnings by $10.8 million. The foreign exchange effect was $.10 per share for both net earnings and operating earnings. Excluding the benefit from the stronger yen, net earnings per share and operating earnings per share both increased 15.9% for the first six months of 1994 compared with the first six months of 1993.

     For the second quarter of 1994, the exchange effect increased net earnings by $3.4 million and operating earnings by $3.5 million. The foreign exchange effect was $.03 per share for both net earnings and operating earnings. Excluding the benefit from the stronger yen, net earnings per share increased 14.3%, and operating earnings per share increased 16.1% for the second quarter of 1994 compared with the second quarter of 1993.

     Premium income for the first six months of 1994 increased 22.0% to $2.4 billion. Net investment income increased 22.7% to $395.2 million. Total revenues increased 21.8% to $2.9 billion. The ratio of benefits and claims to total revenues (benefit ratio) increased to 69.2% for the first six months of 1994, up from 68.0%, continuing the upward trend experienced during the last several years due to lower investment yields and the aging of policies in force. The ratio of expenses to total revenues (expense ratio) decreased to 22.3% from 23.5%, which continues the downward trend experienced during the last several years due to effective cost controls and the growth of total revenues. The pretax operating profit margin was 8.4%, compared with 8.5% for the first six months of 1993.

     Premium income for the second quarter of 1994 increased 20.1% to $1.3 billion, compared with the second quarter of 1993. Net investment income increased 19.9% to $203.3 million. Total revenues increased 19.8% to $1.5 billion. The pretax profit margin was 8.2%, compared with 8.5% for the second quarter of 1993.

     Parent company expenses for 1994 include increased retirement accruals for certain senior officers and beneficiaries due to expected early retirements and other revisions in actuarial assumptions.

     During the first quarter, the Japanese government enacted new tax legislation that terminated an extension of the temporary Special Corporate Tax of .9% of Japan's taxable income. This tax was scheduled to expire at December 31, 1994. This tax rate reduction decreased income tax expense for the six months ended June 30, 1994, by approximately $2.0 million.


AFLAC JAPAN

     The yen continued to appreciate against the dollar in the second quarter. The cumulative-average exchange rate for the first six months of 1994 was 105.54, or 9.5% stronger than the average rate of 115.55 a year ago. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The cumulative exchange rate for the full year of 1993 was 111.21.

     Premium income translated into dollars increased 24.8% (14.0% in yen) to $2.0 billion for the first six months of 1994 and increased 22.3% (14.6% in yen) to $1.1 billion for the second quarter compared with the 1993 six-month and second-quarter totals, respectively. The increase in premium income was due to premiums from new policies, the continued excellent policy persistency of older policies and, in dollars, the stronger yen rate.

     AFLAC Japan's new sales continued to grow at a rapid pace during the quarter. New annualized premium sales increased 26.4% in yen during the second quarter and 23.7% for the six months. In dollars, new sales increased 33.5% for the second quarter and 33.6% for the six months.

     Cancer insurance sales increased 38.4% in yen in the second quarter. As in the first quarter of 1994, Super Cancer sales were exceptionally strong, primarily due to our sales associates' intensified efforts to sell the cancer policy prior to a scheduled increase in premium rates. The increase raises average premium rates approximately 16% on all cancer policies sold after July 1, 1994. Due to the continued focus on cancer insurance sales during the quarter, Super Care sales declined 18.0%, accounting for 13.5% of new sales in the quarter.

     Many agencies shifted their sales campaigns from the second half of the year to the first half in anticipation of the rate increase. As a result, management does not expect the new sales growth rates of more than 20% experienced in the first half to continue into the second half of 1994. However, management expects to achieve its sales objective of 10% growth in yen for the year.

     Investment income increased 23.3% (12.6% in yen) to $355.5 million for the first six months of 1994 and increased 20.1% (12.4% in yen) to $183.1 million for the second quarter, compared with the respective periods of 1993. The increase in investment income is due to the continued strong cash flow from operations, offset by the increasing amounts of profit transfers to AFLAC U.S., construction expenditures for AFLAC Japan's new administrative office building and lower investment yields. In July 1993, AFLAC Japan repatriated profits of $97.9 million to AFLAC U.S. Management estimates that this transfer has decreased AFLAC Japan's investment income by $3.0 million for the first six months of 1994 and $1.5 million for the second quarter of 1994. In July 1994, AFLAC

Japan repatriated profits to AFLAC U.S. in the amount of $132.9 million. Profit transfers will continue to reduce investment income growth in Japan. However, the profit transfers to AFLAC U.S. benefit consolidated operations because higher investment yields can be earned on funds invested in the U.S. rather than in Japan, and income tax expense is presently lower on investment income earned in the U.S.

     Available investment yields in Japan, as measured by a composite of 10-year Japanese government bonds, rose late in the second quarter. The composite yield increased from a low of 3.89% in May to 4.65% in June, averaging 4.23% for the quarter. The Company was able to secure higher yields on our cash flow than 10-year Japanese government bonds would have provided. During the quarter, the Company achieved an average yield of 4.95% on purchases of yen-denominated securities. Including investments in dollar-denominated securities, the yield to maturity on new money for the quarter was 5.17%.

     For the six months, the return on AFLAC Japan's average invested assets (at amortized cost), net of expenses, was 6.03%, compared with 6.19% a year ago. The yield to maturity on AFLAC Japan's portfolio at the end of the quarter was 6.25%, compared with 6.30% at the end of the first quarter and 6.33% at the end of 1993. As of July 22, 1994, the Company had invested or committed to invest approximately 83% of the estimated full-year cash flow at an average yield to maturity of 5.07%.

     AFLAC Japan's pretax operating earnings in dollars for the first six months of 1994 increased 19.4% (9.0% in yen) to $226.9 million. The pretax operating profit margins for the first six months of 1994 decreased from 9.9% to 9.5%. The reduction in pretax operating profit margins was principally caused by an increase in incurred benefits and reduced investment income due to profit transfers to AFLAC U.S., lower investment yields, and construction expenditures for the new building. AFLAC Japan's results continue to reflect the pattern that has developed during the last several years - slightly higher benefit ratios somewhat offset by lower expense ratios.

     Excluding the impact of the 1993 profit repatriation on investment income, pretax operating earnings in yen increased 10.4% for the first six months and 11.0% for the second quarter compared with the respective periods of 1993.


AFLAC U.S.

     Premium income increased 10.3% to $389.3 million for the first six months of 1994 compared with the first six months of 1993. For the second quarter of 1994, premium income increased 9.9% to $196.3 million compared with the second quarter of 1993. The increase in premium income was due to an increase in new sales over the last 12 months and the recent improvement in policy persistency. New annualized premium sales continued to grow at a solid rate. New sales for the second quarter were $58.8 million, an increase of 7.6% over sales of $54.7 million in the second quarter of 1993. For the six months, new sales rose 8.4% to $118.6 million, compared with $109.5 million a year ago. Sales of new products accounted for 63% of total new sales in the quarter. Management expects new policy sales to increase by 10% to 15% for the year.

     The Company is monitoring developments in the U.S. Congress concerning possible changes to the U.S. health care system. Some proposals include provisions that could unfavorably affect the Company's taxes, product design and marketing techniques in the United States, which could have a negative impact on earnings. However, the final outcome of health care reform legislation and its impact on AFLAC U.S. cannot be readily determined at this time. Even with changes to the U.S. health care system, the Company believes that opportunities for marketing high-quality, affordable supplemental insurance policies in the United States will continue.

      Investment income increased 18.4% to $37.9 million for the first six months of 1994 compared with the first six months of 1993. For the second quarter of 1994, investment income increased 18.4% to $19.2 million compared with the second quarter of 1993. This increase was primarily due to the increase in invested assets associated with repatriation of profits from AFLAC Japan and the continued strong cash flow from operations. The increase in investment income related to profit repatriation was $3.0 million for the first six months of 1994 and $1.5 million for the second quarter. The increase in investment income, excluding the investment income from profit repatriation, was 8.9% for the first six months of 1994 and 9.3% for the second quarter compared with the respective periods of 1993.

     During the second quarter, available cash flow was invested at an average yield-to-maturity of 7.71%, compared with 7.17% during the second quarter of 1993. The overall return on average invested assets (at amortized cost), net of investment expenses, was down slightly for the first six months of 1994 over 1993, decreasing to 7.39% from 7.64%.

     Pretax operating earnings for AFLAC U.S. increased 20.4% to $42.0 million for the first six months of the year compared with the first six months of 1993. For the second quarter of 1994, pretax operating earnings increased 20.4% to $21.6 million compared with the second quarter of 1993.

Pretax operating earnings, excluding the investment income from profit repatriation, increased 11.8% to $39.0 million for the first six months of 1994 and increased 12.1% to $20.1 million for the second quarter compared with the respective 1993 periods. The results continue to reflect slightly lower benefit ratios, principally due to the mix of business shifting toward accident policies, which have a lower benefit ratio compared with other products, and investment income on profits transferred from AFLAC Japan. The expense ratios decreased slightly during the first six months and remained unchanged for the second quarter. As a result, the pretax operating profit margins for the first six months increased to 9.8%, up from 9.0% for the first six months of 1993, and the second quarter increased to 9.9%, compared with 9.2% for the second quarter of 1993. Excluding the benefits from last year's profit repatriation, the pretax operating profit margins were 9.2% and 9.3% for the six-month and three-month periods ended June 30, 1994, respectively.

                      PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended
     June 30, 1994.














                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AFLAC INCORPORATED




Date    August 10, 1994                        /s/  KRISS CLONINGER,III
     ________________________                ___________________________
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     August 10, 1994                       /s/  NORMAN P. FOSTER
     ________________________                ___________________________
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance