Form 10-Q
period 1994-09-30
AFLAC INC
filed 1994-11-10
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                 For the quarter ended September 30, 1994
                        Commission File No. 1-7434




                            AFLAC INCORPORATED
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



         GEORGIA                                             58-1167100
- - - -------------------------------                         -------------------
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                           November 4, 1994
 ----------------------------                           ---------------------
 Common Stock, $.10 Par Value                             99,656,345 shares








                        AFLAC INCORPORATED AND SUBSIDIARIES

                                       INDEX

                                                                   Page
                                                                    No.
                                                                   ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         September 30, 1994 and December 31, 1993............        2

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1994 and 1993
         Nine Months Ended September 30, 1994 and 1993.......        4

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1994 and 1993.......        5

       Notes to Consolidated Financial Statements............        6

       Review by Independent Certified Public
         Accountants.........................................        8

       Independent Auditors' Report..........................        9


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........       10



Part II.  Other Information:

      Item 6.  Exhibits and Reports on Form 8-K..............       16





























                    Part I.  Financial Information

                  AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Balance Sheets
        (In thousands, except for per-share amounts - Unaudited)

                                               September 30,   December 31,
                                                    1994           1993
                                               -------------  -------------

ASSETS
Investments:
   Securities available for sale:
      Fixed maturities (1994 at market; 1993
         at amortized cost; amortized cost,
         $14,741,386 in 1994; market value,
         $11,570,386 in 1993)                  $ 15,729,938   $ 10,055,436
      Equity securities, at market value
         (cost, $66,562 in 1994 and
         $67,692 in 1993)                            79,635         82,065
   Fixed maturities held to maturity,
      at amortized cost (market value
      $2,418,540 in 1993)                                 -      2,082,326
   Mortgage loans on real estate                     25,951         57,485
   Other long-term investments                        4,804          1,726
   Short-term investments                           311,911        166,689
                                               ------------   ------------
   Total investments                             16,152,239     12,445,727

Cash                                                 36,862         23,413
Receivables, primarily premiums                     301,936        231,977
Accrued investment income                           190,258        184,087
Deferred policy acquisition costs                 2,364,103      1,953,248
Property and equipment, at cost, less
  accumulated depreciation                          584,354        361,246
Securities held as collateral for
   loaned securities                                663,908              -
Intangible assets, net                              110,931        114,165
Other                                               123,787        128,823
                                               ------------   ------------
   Total assets                                $ 20,528,378   $ 15,442,686
                                               ============   ============


(continued)

                    Part I.  Financial Information

                  AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Balance Sheets
        (In thousands, except for per-share amounts - Unaudited)

                                               September 30,   December 31,
                                                    1994           1993
                                               -------------  -------------

Liabilities and Shareholders' Equity
Liabilities:
   Policy liabilities:
      Future policy benefits                   $ 14,327,151   $ 10,932,225
      Unearned premiums                             322,578        302,846
      Unpaid policy claims                          905,072        712,066
                                               ------------   ------------
      Total policy liabilities                   15,554,801     11,947,137
   Notes payable                                    210,151        122,062
   Income taxes, primarily deferred               1,359,580        950,278
   Payable for return of collateral on
      loaned securities                             663,908              -
   Payables for security transactions               494,558        659,158
   Other                                            506,299        398,427
                                               ------------   ------------
   Total liabilities                             18,789,297     14,077,062
                                               ------------   ------------
Shareholders' equity:
   Common stock of $.10 par value.  Authorized
      175,000; issued 103,898 in 1994 and
      103,710 in 1993                                10,390         10,371
   Additional paid-in capital                       197,167        195,730
   Unrealized foreign currency
      translation gains                             175,152        123,294
   Unrealized gains on securities
      available for sale                            270,880         14,811
   Retained earnings                              1,211,532      1,029,625
   Treasury stock                                  (124,639)        (6,568)
   Notes receivable for stock purchases              (1,401)        (1,639)
                                               ------------   ------------
   Total shareholders' equity                     1,739,081      1,365,624
                                               ------------   ------------
   Total liabilities and shareholders' equity  $ 20,528,378   $ 15,442,686
                                               ============   ============
Shareholders' equity per share                 $      17.41   $      13.20
                                               ============   ============
Shares outstanding at end of period                  99,871        103,471
                                               ============   ============

See accompanying notes to consolidated financial statements.









                                    3
PAGE

                                           AFLAC INCORPORATED AND SUBSIDIARIES

                                           Consolidated Statements of Earnings
(In thousands, except for per-share amounts-Unaudited)   Three Months Ended September 30,     Nine Months Ended September 30,
                                                         ---------------------------------   ---------------------------------
                                                             1994        1993     % Change       1994        1993     % Change
                                                         ----------  ----------  ---------   ----------  ----------  ---------
Revenues:
   Premiums, principally supplemental health insurance   $1,362,309  $1,106,552       23.1   $3,796,341  $3,100,934       22.4
   Net investment income                                    217,298     181,869       19.5      612,547     503,971       21.5
   Realized investment gains (losses)                          (248)        539                    (345)      1,309
   Other income                                              22,152      19,281                  66,153      60,217
                                                         ----------  ----------              ----------  ----------
         Total revenues                                   1,601,511   1,308,241       22.4    4,474,696   3,666,431       22.0
                                                         ----------  ----------              ----------  ----------
Benefits and expenses:
   Benefits and claims                                    1,119,696     902,339       24.1    3,109,235   2,505,299       24.1
   Acquisition and operating expenses:
      Amortization of deferred policy acquisition costs      41,138      34,683                 107,762      91,132
      Insurance commissions                                 181,731     146,934                 503,834     411,445
      Insurance expenses                                     91,916      85,963                 276,939     258,333
      Interest expense                                        3,794       2,562                   9,918       7,597
      Capitalized interest on building construction               -      (2,509)                 (2,419)     (6,522)
      Other operating expenses                               33,724      26,994                  97,413      85,761
                                                         ----------  ----------              ----------  ----------
         Total acquisition and operating expenses           352,303     294,627       19.6      993,447     847,746       17.2
                                                         ----------  ----------              ----------  ----------
         Total benefits and expenses                      1,471,999   1,196,966       23.0    4,102,682   3,353,045       22.4
                                                         ----------  ----------              ----------  ----------
         Earnings before income taxes and cumulative
           effect of accounting changes                     129,512     111,275       16.4      372,014     313,386       18.7
Income taxes                                                 53,453      46,735                 156,620     136,358
                                                         ----------  ----------              ----------  ----------
         Earnings before cumulative effect of
            accounting changes                               76,059      64,540       17.8      215,394     177,028       21.7
Cumulative effect on prior years of accounting changes            -           -                       -      11,438
                                                         ----------  ----------              ----------  ----------
         Net earnings                                    $   76,059  $   64,540              $  215,394  $  188,466
                                                         ==========  ==========              ==========  ==========
Earnings per share:
      Earnings before cumulative effect of
        accounting changes                               $      .74  $      .61       21.3   $     2.08  $     1.68       23.8
      Cumulative effect of accounting changes                     -           -                       -         .11
                                                         ----------  ----------              ----------  ----------
         Net earnings                                    $      .74  $      .61              $     2.08  $     1.79
                                                         ==========  ==========              ==========  ==========
Shares used in computing earnings per share                 102,812     105,241                 103,513     105,197
                                                         ==========  ==========              ==========  ==========
Cash dividends per share                                 $     .115  $      .10       15.0   $      .33  $     .288       14.6
                                                         ==========  ==========              ==========  ==========
See accompanying notes to consolidated financial statements.

                                                                4
PAGE

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                              ----------------------------
                                                  1994           1993
                                              -----------      -----------
Cash flows from operating activities:
   Net earnings                               $   215,394      $   188,466
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Increase in policy liabilities            1,615,173        1,312,022
      Increase in deferred income taxes            57,473           55,122
      Decrease in income taxes payable            (47,703)         (86,351)
      Increase in deferred policy
         acquisition costs                       (196,507)        (138,953)
      Increase in receivables                     (42,833)         (24,259)
      Other, net                                  116,052           79,717
                                              -----------      -----------
        Net cash provided by operating
            activities                          1,717,049        1,385,764
                                              -----------      -----------
Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed-maturity securities matured
         or called                                 61,303           77,771
      Fixed-maturity securities sold              788,222          750,213
      Equity securities                            37,676           32,591
      Mortgage loans, net                          34,288           25,728
      Other long-term, net                              -            2,011
   Costs of investments acquired:
      Fixed-maturity securities                (2,204,738)      (1,948,735)
      Equity securities                           (30,525)         (40,617)
      Other long-term, net                         (3,078)               -
      Short-term investments, net                (127,824)         (99,112)
   Additions to property and equipment, net      (183,152)        (133,720)
                                              -----------      -----------
        Net cash used by investing activities  (1,627,828)      (1,333,870)
                                              -----------      -----------
Cash flows from financing activities:
   Proceeds from borrowings                        83,000                -
   Principal payments under debt obligations      (12,384)         (15,182)
   Dividends paid to stockholders                 (33,487)         (29,723)
   Purchase of treasury stock net of reissues    (118,071)          (1,322)
   Other, net                                       1,456            3,019
                                              -----------      -----------
        Net cash used by financing
            activities                            (79,486)         (43,208)
                                              -----------      -----------
Effect of exchange rate changes on cash             3,714            6,468
                                              -----------      -----------
        Net change in cash                         13,449           15,154
Cash at beginning of year                          23,413           36,138
                                              -----------      -----------
Cash at end of period                         $    36,862      $    51,292
                                              ===========      ===========
Supplemental disclosures of cash flow information:
Noncash financing activities included capital lease obligations incurred for computer equipment totaling $13,594 and $27,298 in 1994 and 1993, respectively. See accompanying notes to consolidated financial statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which were other than normal recurring accruals with the exception of the adjustments required for the adoption of new accounting standards discussed in Notes 2 and 3) necessary to present fairly the financial position as of September 30, 1994, and the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information on accounting policies and other financial statement disclosures, refer to the Notes to the Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended December 31, 1993.

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

     The effect of this accounting change on shareholders' equity was as follows:
   (In thousands)                  January 1, 1994    September 30, 1994
                                   ---------------    ------------------
Invested assets                    $   1,851,141         $     988,552
Policy liabilities                    (1,088,633)             (440,855)
Deferred income taxes                   (301,030)             (289,890)
                                    ------------          ------------
Shareholders' equity,
 net unrealized gains              $     461,478         $     257,807
                                    ============          ============

     The portion of unrealized gains credited to policy liabilities at January 1, 1994, and September 30, 1994, represents gains that would not inure to the benefit of the shareholders, if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

     The changes in the separate shareholders' equity component, unrealized gains on securities available for sale, for the nine months ended September 30, 1994, were as follows:
   (In thousands)
Balance at December 31, 1993                             $      14,811
                                                          ------------
Cumulative effect of adopting SFAS No. 115 at
 January 1, 1994, net of deferred income taxes
 of $301,030                                                   461,478
Decrease in unrealized gains on fixed maturity
 and equity securities during the nine months,
 net of deferred income tax benefits of $10,701               (205,409)
                                                          ------------
   Net change for the period                                   256,069
                                                          ------------
Balance at September 30, 1994                            $     270,880
                                                          ============

3. Effective January 1, 1993, three new accounting standards were adopted through a one-time cumulative net credit to earnings of $11.4 million, or $.11 per share, as follows:

          (In thousands)
     SFAS No. 109 - Deferred income taxes                   $ 22,000
     SFAS No. 106 - Other post-retirement benefits            (9,602)
     SFAS No. 112 - Post-employment benefits                    (960)
                                                             -------
            Net effect January 1, 1993                      $ 11,438
                                                             =======

     Additional information concerning these accounting changes is included in Note 1 of notes to the Company's 1993 consolidated financial statements.

4. In February 1994, the board of directors authorized the purchase of up to 4.6 million shares of AFLAC Incorporated common stock. Through September 30, 1994, 3.8 million shares had been purchased under the purchase program. The impact of the share purchases did not materially affect earnings per share.

     In April 1994, permanent bank financing for the share purchase program was arranged under a new revolving credit and term note agreement for up to $150 million with interest at LIBOR plus 50 basis points. Principal payments on the new loan are payable over five years beginning in June 1995. The Company had other temporary borrowings outstanding at various times during the first nine months of 1994 under line of credit arrangements with banks. As of September 30, 1994, bank borrowings of $83 million were outstanding in connection with the share purchase program. Related interest expense for the nine months ended September 30, 1994, was $1.8 million.

     Capitalization of interest on building construction ceased at the end of the first quarter due to the completion of the new administrative office building in Tokyo.

5. The changes in shareholders' equity during the nine months ended September 30, 1994, are as follows:

           (In thousands)
     Shareholders' equity, beginning of year               $ 1,365,624
                                                            ----------
     Net earnings                                              215,394
     Change in unrealized gains on securities
      available for sale                                       256,069
     Change in unrealized foreign currency
      translation gains                                         51,858
     Shares issued for exercises of stock options                1,337
     Purchases of treasury stock net of reissues              (118,071)
     Dividends to shareholders ($.33 per share)                (33,487)
     Other                                                         357
                                                            ----------
         Net change for the period                             373,457
                                                            ----------
     Shareholders' equity at September 30, 1994            $ 1,739,081
                                                            ==========

     At September 30, 1994, 4.0 million shares were held in the treasury at a cost of $124.6 million.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 1994 and 1993 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 9.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: 404-222-3000
Suite 2000                                       Telefax:   404-222-3050
Atlanta, GA 30308




                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
AFLAC Incorporated

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1994, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements.



                                       KPMG PEAT MARWICK LLP


Atlanta, Georgia
October 21, 1994

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1993, the financial condition of AFLAC Incorporated and subsidiaries (the "Company") has remained strong. Investments have continued to increase in their functional currencies and continue to consist of high-quality securities.

     Since AFLAC Japan, our largest operating unit, conducts its business in yen, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements when reported in U.S. dollars. The yen/dollar exchange rate at the end of each reporting period is used to convert balance sheet items. The exchange rate at September 30, 1994, of
98.45 yen to one U.S. dollar was 13.8% stronger than the exchange rate of
112.00 as of December 31, 1993. The stronger yen rate increased reported invested assets by $1.7 billion, total assets by $2.1 billion, and total liabilities by $2.0 billion over the amounts that would have been reported based on the exchange rate as of December 31, 1993.

     Excluding the market value effect of SFAS 115, total investments (including cash) have increased by $2.7 billion, or 21.9%, since December 31, 1993, with AFLAC Japan increasing $2.5 billion, or 22.0% (7.3% in yen), and AFLAC U.S. increasing $217.2 million, or 19.9%. The growth in invested assets reflects the continued strong cash flows from AFLAC Japan and the effect of the stronger yen/dollar exchange rate as of September 30, 1994, compared with the exchange rate as of December 31, 1993. Under the provisions of SFAS 115, which was adopted effective January 1, 1994, fixed-maturity securities available for sale are carried at market value rather than amortized cost. Including the market value effect of SFAS 115, total investments have increased by $3.7 billion, or 29.8%, with AFLAC Japan increasing $3.5 billion, or 31.0% (15.2% in yen), and AFLAC U.S. increasing $182.2 million, or 16.7%. See Note 2 to the accompanying Notes to Consolidated Financial Statements for the nine months ended September 30, 1994 ("Note 2").

     Deferred policy acquisition costs increased $410.9 million, or 21.0%, during the first nine months of 1994. AFLAC Japan increased $383.3 million, or 24.9% (9.8% in yen), with approximately $150.9 million relating to operations of AFLAC Japan and $232.4 million of the increase relating to the stronger yen rate at September 30, 1994. AFLAC U.S. increased $27.7 million, or 6.7%, during the same period.

     The Company held securities as collateral for loaned securities in the amount of $663.9 million, at market value, as of September 30, 1994. The collateral consists of Japan Government Bonds and the agreement requires that the market value of the collateral be greater than or equal to 105% of the market value of the loaned securities as of the date the securities are loaned, and not be less than 100% thereafter. AFLAC Japan uses these arrangements to increase investment income with minimal risk.

     Policy liabilities increased $3.6 billion, or 30.2%, during the first nine months of 1994. AFLAC Japan increased $3.5 billion, or 32.6% (16.6% in yen), and AFLAC U.S. increased $116.3 million, or 9.6%. The stronger yen rate increased reported policy liabilities by $1.7 billion. Other increases in policy liabilities are due to the addition of new business, the aging of policies in force and the effect of SFAS No. 115 (see Note 2).

     The Company has negotiated new unsecured notes payable to banks. As of September 30, 1994, the additional notes payable amounted to $83 million.
See Note 4 to the accompanying Notes to Consolidated Financial Statements for the nine months ended September 30, 1994. This amount, together with capital lease obligations for new computer equipment and foreign exchange gains, less principal payments, accounted for the net increase of $88.1 million in notes payable since December 31, 1993.

     Under insurance guaranty fund laws in the U.S., insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Such assessments have not been material to the Company in recent years. The Company does not believe that future assessments relating to currently insolvent companies will be materially different from amounts already provided for in the financial statements.

     The liability for income taxes has increased by $409.3 million, or 43.1%, since December 31, 1993. The increase is primarily due to the recognition of deferred income taxes of $289.9 million on unrealized gains on securities available for sale due to the implementation of SFAS No. 115 (see
Note 2).

      Shareholders' equity increased $373.5 million during the first nine months of 1994. This increase was principally due to the increase in net earnings, less the purchase of treasury stock, plus the implementation of SFAS No. 115. For further information on the changes in shareholders' equity, see Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements for the nine months ended September 30, 1994.

     The board of directors declared a fourth quarter cash dividend of $.115 per share. The dividend is payable on December 1, 1994, to shareholders of record at the close of business on November 18, 1994.






























                                    11
PAGE

RESULTS OF OPERATIONS

     The following tables set forth the pretax operating earnings by business components for the periods shown and the percentage change from the prior periods.
                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                  --------------------------------       -------------------------------
(in millions)                                        1994     1993     % Change             1994     1993     % Change
                                                    ------   ------    --------            ------   ------    --------
AFLAC Japan                                         $122.2   $103.8      17.8 %            $349.1   $293.8      18.8 %
AFLAC U.S.                                            23.6     19.8      19.1                65.6     54.7      19.9
Other foreign insurance                               (0.1)    (3.2)                         (1.2)    (5.8)
Realized investment gains (losses)                    (0.2)     0.5                          (0.3)     1.3
Broadcast division                                     3.9      2.6      47.7                13.1      9.0      46.1
Interest expense, non-insurance operations            (2.9)    (1.9)                         (7.4)    (5.9)
Capitalized interest on building construction            -      2.5                           2.4      6.5
Parent company, other operations and
 eliminations                                        (17.0)   (12.8)    (31.6)              (49.3)   (40.2)    (22.8)
                                                     -----    -----                         -----    -----

  Earnings before income taxes and cumulative
   effect of accounting changes                      129.5    111.3      16.4               372.0    313.4      18.7
Income taxes                                          53.4     46.8      14.4               156.6    136.3      14.9
                                                     -----    -----                         -----    -----
  Earnings before cumulative effect of
   accounting changes                                 76.1     64.5      17.8               215.4    177.1      21.7

Cumulative effect of accounting changes                  -        -                             -     11.4
                                                     -----    -----                         -----    -----

  Net earnings                                      $ 76.1   $ 64.5                        $215.4   $188.5
                                                     =====    =====                         =====    =====



















                                                               12
PAGE

     The following discussion of earnings comparisons for the nine months excludes the gain of $11.4 million, or $.11 per share, from the cumulative effect of accounting changes adopted in the first quarter of 1993. See Note 3 to the accompanying Notes to Consolidated Financial Statements for the nine months ended September 30, 1994.

     For the first nine months of 1994, net earnings increased 21.7%, up $38.4 million from the comparable period of 1993. Operating earnings (excluding realized investment gains/losses, net of income taxes) increased 21.8%, up $38.6 million. Net earnings per share and operating earnings per share both increased 23.8%, from $1.68 to $2.08 per share.

     Third quarter net earnings increased 17.8%, up $11.5 million compared with the respective period of 1993. Net earnings per share and operating earnings per share both increased 21.3%, from $.61 to $.74 per share.

     The increases in consolidated earnings and the earnings of AFLAC Japan continued to be aided by favorable translations from yen to U.S. dollars for both the first nine months and the third quarter of 1994, compared with the exchange rates used in the comparable periods of 1993. The yen/dollar exchange rates used to translate the statements of earnings are the year-to-date cumulative-average exchange rates for the period. The cumulative-average yen/dollar exchange rate of 103.39 for the first nine months of 1994 strengthened 8.6% compared with the rate of 112.23 for the first nine months of 1993. For the nine-month period ending September 30, 1994, the stronger yen/dollar exchange rate increased total operating revenues by $291.3 million, net earnings by $14.2 million and operating earnings by $14.3 million. The foreign exchange effect was $.14 per share for both net earnings and operating earnings. Excluding the benefit from the stronger yen, net earnings per share and operating earnings per share both increased 15.5% for the first nine months of 1994 compared with the first nine months of 1993.

     For the third quarter of 1994, the exchange effect increased net earnings by $3.6 million and operating earnings by $3.5 million. The foreign exchange effect was $.03 per share for both net earnings and operating earnings. Excluding the benefit from the stronger yen, net earnings per share and operating earnings per share both increased 16.4% for the third quarter of 1994 compared with the third quarter of 1993.

     Premium income for the first nine months of 1994 increased 22.4% to $3.8 billion. Net investment income increased 21.5% to $612.5 million. Total revenues increased 22.0% to $4.5 billion. The ratio of benefits and claims to total revenues (benefit ratio) increased to 69.5% for the first nine months of 1994, up from 68.3%, continuing the upward trend experienced during the last several years due to lower investment yields and the aging of policies in force. The ratio of expenses to total revenues (expense ratio) decreased to 22.2% from 23.1%, which continues the downward trend experienced during the last several years due to effective cost controls and the growth of total revenues. The pretax operating profit margin was 8.3%, compared with 8.5% for the first nine months of 1993. Interest expense in 1994 associated with the share purchase program somewhat decreased the operating profit margin, while operating earnings per share were slightly increased.

     Premium income for the third quarter of 1994 increased 23.1% to $1.4 billion, compared with the third quarter of 1993. Net investment income increased 19.5% to $217.3 million. Total revenues increased 22.4% to $1.6 billion. The pretax profit margin was 8.1%, compared with 8.5% for the third quarter of 1993.

     Parent company expenses for 1994 include increased retirement accruals for certain senior officers and beneficiaries due to expected early retirements and other revisions in actuarial assumptions.

     During the first quarter, the Japanese government enacted new tax legislation that terminated an extension of the temporary Special Corporate Tax of .9% of Japan's taxable income. This tax was scheduled to expire at December 31, 1994. This tax rate reduction decreased income tax expense for the nine months ended September 30, 1994, by approximately $2.7 million.


AFLAC JAPAN

     The yen continued to appreciate against the dollar in the third quarter. The cumulative-average exchange rate for the first nine months of 1994 was 103.39, or 8.6% stronger than the average rate of 112.23 a year ago. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The cumulative average exchange rate for the full year of 1993 was 111.21.

     Premium income translated into dollars increased 25.3% (15.4% in yen) to $3.2 billion for the first nine months of 1994 and increased 26.1% (18.1% in yen) to $1.2 billion for the third quarter compared with the 1993 nine-month and third-quarter totals, respectively. The increase in premium income was due to premiums from new policies, the continued excellent policy persistency of older policies and, in dollars, the stronger yen rate.

     New sales continued to meet expectations and rose 14.0% in yen for the nine months. AFLAC Japan's new sales were exceptionally strong in the first half of the year due to the sales associates' heightened efforts to sell the cancer policy before a mid-year rate increase. As a result, management anticipated that new sales would not be as strong in the second half of the year. For the third quarter, new annualized premium sales in yen were level with last year. The full-year objective for new annualized sales in yen remains 10%, which management expects to achieve.

     Investment income increased 22.0% (12.3% in yen) to $550.3 million for the first nine months of 1994 and increased 19.6% (11.9% in yen) to $194.8 million for the third quarter, compared with the respective periods of 1993. The increase in investment income was due to the continued strong cash flow from operations, offset by the increasing amounts of profit transfers to AFLAC U.S., construction expenditures for AFLAC Japan's new administrative office building and lower investment yields. AFLAC Japan repatriated profits to AFLAC U.S. of $97.9 million in July 1993 and $132.9 million in July 1994. Management estimates that these transfers have decreased AFLAC Japan's investment income by $6.4 million for the first nine months of 1994 and $3.3 million for the third quarter of 1994. Profit transfers will continue to reduce investment income growth in Japan. However, the profit transfers to AFLAC U.S. benefit consolidated operations because higher investment yields can be earned on funds invested in the U.S. rather than in Japan, and income tax expense is presently lower on investment income earned in the U.S.

     Available investment yields in Japan continued to rise in the third quarter. The yield on a composite of 10-year Japanese government bonds rose to a high of 4.96% in August from a quarterly low of 4.34% in July, averaging 4.67% for the quarter.

     During the third quarter, the Company purchased yen-denominated securities at an average yield to maturity of 5.06%. Including investments in dollar-denominated securities, cash flow for the quarter was invested at an average yield to maturity of 5.17%. At the end of the quarter, the yield to maturity on AFLAC Japan's portfolio was 6.19%, compared with 6.25% at the end of June 1994. The return on AFLAC Japan's average invested assets (at amortized cost) for the nine months was 6.01%, compared with 6.17% a year ago.

     AFLAC Japan's pretax operating earnings in dollars for the first nine months of 1994 increased 18.8% (9.4% in yen) to $349.1 million. The pretax operating profit margins for the first nine months of 1994 decreased from 9.8% to 9.3%. The reduction in pretax operating profit margins was principally caused by an increase in future policy benefits due to fewer policy lapses and reduced investment income due to profit transfers to AFLAC U.S., lower investment yields, and construction expenditures for the new building. AFLAC Japan's results continue to reflect the pattern that has developed during the last several years - slightly higher benefit ratios somewhat offset by lower expense ratios.

     Excluding the impact of 1993 and 1994 profit repatriation on investment income, pretax operating earnings in yen increased 10.9% for the first nine months and 11.9% for the third quarter compared with the respective periods of 1993.


AFLAC U.S.

     Premium income increased 9.8% to $588.7 million for the first nine months of 1994 compared with the first nine months of 1993. For the third quarter of 1994, premium income increased 8.8% to $199.4 million compared with the third quarter of 1993. The increase in premium income was primarily due to an increase in new sales over the last 12 months. New annualized premium sales increased 7.9% to $62.0 million during the third quarter, marking the second best quarter in the history of AFLAC U.S. Sales results for the nine months reflect stronger payroll deduction sales, especially of accident/disability insurance, and weaker Medicare supplement sales. Excluding sales of the lower-margin Medicare supplement product, new sales rose 14.4% for the nine months. Sales of AFLAC's new products continued to dominate new business results, accounting for 64% of total new sales for the nine months. Based on sales results to date, management is optimistic that new sales will increase by approximately 10% for the full year.

     The Company is monitoring developments in the U.S. Congress concerning possible changes to the U.S. health care system. No action on health care reform by the U.S. Congress is expected in 1994. Some of the 1994 proposals included provisions that could have unfavorably affected the Company's taxes, product design and marketing techniques in the United States, which could have had a negative impact on earnings. Management believes health care reform will be an issue for the legislative calendar in 1995. The future of health care reform and its impact on AFLAC U.S. cannot be readily determined at this time. Even with changes to the U.S. health care system, the Company believes that opportunities for marketing high-quality, affordable supplemental insurance policies in the United States will continue.

      Investment income increased 18.7% to $59.4 million for the first nine months of 1994 compared with the first nine months of 1993. For the third quarter of 1994, investment income increased 19.2% to $21.5 million compared with the third quarter of 1993. This increase was primarily due to the increase in invested assets associated with repatriation of profits from AFLAC Japan and the continued strong cash flow from operations. The increase in investment income related to 1993 and 1994 profit repatriation was $6.5 million for the first nine months of 1994 and $3.5 million for the third quarter. The increase in investment income, excluding the investment income from profit repatriation, was 9.4% for the first nine months of 1994 and 10.2% for the third quarter compared with the respective periods of 1993.

     During the third quarter, available cash flow was invested at an average yield to maturity of 7.96%, compared with 6.71% during the third quarter of 1993. The overall return on average invested assets (at amortized cost), net of investment expenses, was down slightly for the first nine months, from 7.57% in 1993 to 7.46% in 1994.

     Pretax operating earnings for AFLAC U.S. increased 19.9% to $65.6 million for the first nine months of the year compared with the first nine months of 1993. For the third quarter of 1994, pretax operating earnings increased 19.1% to $23.6 million compared with the third quarter of 1993. Pretax operating earnings, excluding the investment income from profit repatriation, increased 11.5% for the first nine months of 1994 and increased 11.0% for the third quarter compared with the respective 1993 periods. The results continue to reflect slightly lower benefit ratios, principally due to the mix of business shifting toward accident policies, which have a lower benefit ratio compared with other products, and investment income on profits transferred from AFLAC Japan. The expense ratios remained unchanged during the first nine months and increased slightly for the third quarter. As a result, the pretax operating profit margins for the first nine months increased to 10.1%, up from 9.3% for the first nine months of 1993, and the third quarter increased to 10.7%, compared with 9.8 % for the third quarter of 1993. Excluding the benefits from profit repatriation, the pretax operating profit margins were 9.2% compared with 9.0% and 9.2% compared with 9.1% for the nine-month and three-month periods ended September 30, 1994, respectively.






                              PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         27 Financial Data Schedule (included only with the electronic filing via EDGAR)

                      PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended September 30, 1994.














                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AFLAC INCORPORATED




Date    November 9, 1994                      /s/  KRISS CLONINGER,III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date    November 9, 1994                      /s/  NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

Exhibits Filed with Current Form 10-Q:

     27  - Financial Data Schedule