Form 10-K405
period 1994-12-31
AFLAC INC
filed 1995-03-28
CIK 4977

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994       Commission file no. 1-7434
                          -----------------                           ------

                                AFLAC INCORPORATED
- ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                          58-1167100
- ------------------------------------            ----------------------------
    (State of Incorporation)                     (I.R.S. Employer
                                                   Identification No.)

1932 Wynnton Road, Columbus, Georgia                        31999
- ------------------------------------            ----------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code 706-323-3431

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of Each Exchange
             Title of Each Class                      on Which Registered
      ----------------------------------------------------------------------
        Common Stock, $.10 Par Value                New York Stock Exchange
                                                     Pacific Stock Exchange
                                                      Tokyo Stock Exchange

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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 17, 1995, with $.10 par value, was 99,410,117. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1995 was $3,802,440,915.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Pages 13-5 to 13-18; 13-27 to 13-33 and 13-45
                               to 13-46 of Exhibit 13 (Notes 2, 3 and 10 of
                               Notes to the Consolidated Financial
                               Statements). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 1994, are included as Exhibit 13


               Item 2         Pages 13-18 and 13-36 (Note 5) of Exhibit 13


PART II        Item 5         Pages 13-1, 13-2 and 13-43 (note 9) of
                               Exhibit 13

               Item 6         Pages 13-3 and 13-4 of Exhibit 13


               Item 7         Pages 13-5 to 13-18 of Exhibit 13


               Item 8         Pages 13-19.1 to 13-52 of Exhibit 13



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 1, 1995 (the "Proxy Statement")


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                              AFLAC Incorporated
                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1994


                               Table of Contents
                                                                      Page
                                                                     ______
                                    PART I

Item 1.   Business................................................     I- 1

Item 2.   Properties..............................................     I-14

Item 3.   Legal Proceedings.......................................     I-15

Item 4.   Submission of Matters to a Vote of Security Holders.....     I-15

Item 4A.  Executive Officers of the Company.......................     I-16


                                    PART II

Item 5.   Market for Company's Common Equity and Related
            Shareholder Matters...................................    II- 1

Item 6.   Selected Financial Data.................................    II- 1

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................    II- 1

Item 8.   Financial Statements and Supplementary Data.............    II- 1

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................    II- 1


                                   PART III

Item 10.  Directors and Executive Officers of the Company.........   III- 1

Item 11.  Executive Compensation..................................   III- 1

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management............................................   III- 1

Item 13.  Certain Relationships and Related Transactions..........   III- 1


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................    IV- 1

                                    PART I


ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated (the "Parent Company") was incorporated in 1973 under the laws of the State of Georgia and acts as a general business holding company. The Parent Company is a management company principally engaged, through its insurance subsidiaries, in providing supplemental health insurance products in the United States and Japan. In addition, the Parent Company, through subsidiaries and a general partnership with American Family Life Assurance Company of Columbus ("AFLAC"), operates in television broadcasting. In 1992, AFLAC transferred its minor United Kingdom insurance subsidiary and, in 1994, its minor Canadian insurance subsidiary to the Parent Company. As a management company, the Parent Company oversees the operations of its subsidiaries and provides capital and management services.

     AFLAC Incorporated and its subsidiaries ("the Company") have only one significant industry segment - insurance. For financial information relating to the Company's foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-18 and page 13-27 (Note 2 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     The Parent Company's principal operating subsidiary is AFLAC, which has both U.S. and foreign operations (principally in Japan). AFLAC is a specialty insurer whose dominant business is individual supplemental health insurance with emphasis on cancer expense insurance plans. Management believes AFLAC is the world's leading writer of cancer expense insurance. In recent years, AFLAC has diversified its product offerings to include other types of supplemental health products in both the United States and Japan. The Japan Branch ("AFLAC Japan") also sells long-term care plans ("Super Care") and supplemental general medical expense plans. The United States operation ("AFLAC U.S."), in addition to cancer expense plans, also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and Medicare supplement plans. AFLAC U.S. also offers several life insurance plans.

     The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, American Samoa, Guam, Puerto Rico, the U.S. Virgin Islands, the Commonwealth of the Northern Mariana Islands and several foreign countries. The Company's only significant foreign operation is AFLAC Japan, which accounted for 83.9% of the Company's total revenues in 1994.

     Insurance premiums and investment income from insurance operations are the major sources of revenues. The Company's consolidated premium income was $5.2 billion for 1994, $4.2 billion for 1993 and $3.4 billion for 1992.

     The following table lists, for each of the last three years, the percentage of consolidated premiums contributed by each class of insurance sold:
                                                     Percentage of
   Insurance Class                           Consolidated Premium Income
- ----------------------                   -----------------------------------
                                           1994         1993         1992
                                          ------       ------       ------
   Health insurance                        99.7%        99.6%        99.2%
   Life and other insurance                  .3           .4           .8


     The following table sets forth consolidated earned premiums by class and information with respect to the health insurance plans, primarily cancer, offered by AFLAC principally in Japan and the United States for the three years ended December 31.

(In thousands)                         1994          1993          1992
                                    ----------    ----------    ----------
Earned premiums:
  Health insurance                 $ 5,164,665   $ 4,205,637   $ 3,342,439
  Life and other insurance              16,067        19,753        26,762
                                    ----------    ----------    ----------
     Total earned premiums         $ 5,180,732   $ 4,225,390   $ 3,369,201
                                    ==========    ==========    ==========


Health insurance plans:
  No. of policies issued             2,252,414     1,954,417     1,923,232
  No. of policies terminated         1,169,990     1,122,952     1,002,020
  No. of policies in force
    at year-end                     16,560,892    15,478,468    14,647,003


INVESTMENTS AND INVESTMENT RESULTS FOR U.S. AND JAPAN

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. Under the provisions of SFAS No. 115, fixed-maturity securities available for sale are carried at fair value. Previously, fixed-maturity securities were carried at amortized cost. Prior year numbers have not been restated. The fair value of fixed-maturity securities available for sale exceeded amortized cost by $820.9 million at December 31, 1994. For additional information regarding SFAS No. 115, see Exhibit 13, page 13-25 (Note 1 of Notes to the Consolidated Financial Statements).

     The Company's investments (including cash) amounted to $16.0 billion at December 31, 1994. Since December 31, 1993, total invested assets, including the effect of SFAS No. 115, have increased $3.5 billion, or 28.3%. AFLAC Japan investments increased $3.4 billion (29.5%), while AFLAC U.S. investments increased $162.2 million (14.8%). Since December 31, 1993, total invested assets, excluding the effect of SFAS No. 115, have increased $2.7 billion, or 21.7%. AFLAC Japan investments increased $2.5 billion (21.9%), while AFLAC U.S. investments increased $211.7 million (19.4%). Net investment income of $838.8 million in 1994 continues to be a growing source of revenues and earnings for the Company, increasing $149.6 million in 1994 over 1993 and $156.1 million in 1993 over 1992. It is generally AFLAC's policy to invest in high-grade investments, principally in high-quality government, public utility and corporate bonds.

     AFLAC primarily operates within the investment environments of the United States and Japan. Although aspects of these two financial markets are slowly converging, they remain fundamentally different. For example, differences in asset selection, liquidity, credit quality, accounting practices, insurance regulations and taxation affect the way the Company invests and purchases securities. The challenge is to integrate the varied market characteristics of Japan and the United States into a unified and coherent set of investment strategies. The Company has streamlined and integrated the organizational structure of the investment department into a single functional unit and has set specific worldwide criteria regarding credit quality, liquidity, compliance with regulatory requirements and conformance to product needs.

     During 1994, 88% of AFLAC Japan's yen cash flow available for investments was allocated to yen-denominated securities, while the remaining 12% was invested in dollar-denominated securities. Of the total amount invested in 1994, 10.5% was invested in Japanese government bonds at a yield of 4.73%, 53.3% was invested in the longer-dated private sector at a rate of 5.12%, 10.0% was invested in municipal bonds at a rate of 4.30%, and the remainder was invested in yen in assorted sectors at an average rate of 4.37%.

     At year-end 1994, Japanese government bonds accounted for 35.8% of AFLAC Japan's total invested assets (including cash). Twenty-year government bonds made up the majority of AFLAC Japan's government bond holdings. AFLAC Japan continued to use longer-dated corporate instruments in 1994, which help maintain a favorable asset/liability match, accounting for 19.6% of our total invested assets in Japan at year-end. At the end of the year, municipal securities represented 5.5% of the invested assets, while utility bonds represented 18.5%. Other assorted sectors accounted for 14.2%, and dollar-denominated securities represented the balance of AFLAC Japan's invested assets. In January 1995, there was a major earthquake in Kobe, Japan. The Company's fixed-maturity portfolio includes securities issued by governmental units and public utilities located in that region. The amortized cost of these securities is approximately $541 million. These securities account for less than 4% of AFLAC Japan's fixed-maturities. While the earthquake may temporarily disrupt general business conditions, management does not expect any change in the credit quality of these bonds.

     The Company continued to avoid the Japanese equity and investment real estate markets in 1994. AFLAC Japan's equity portfolio accounted for only
 .1% of invested assets at year-end, and the Company does not expect this portion to increase in 1995. The Company also does not anticipate any change in the current level of mortgage loans on Japanese real estate, which was less than .1% of invested assets at year-end.

     The Company increased its commitment to the dollar-denominated portfolio of AFLAC Japan's invested assets during 1994. AFLAC Japan added $303.6 million to this portfolio at an average yield of 7.39%. AFLAC Japan's dollar-denominated portfolio represented 6.4% of invested assets in Japan, or $951.3 million at the end of 1994, compared with $627.9 million at the end of 1993. This portfolio carries certain tax and yield advantages that make it attractive; however, the Company is careful to balance yield enhancement with its corporate goal of increasing profit repatriation from AFLAC Japan to AFLAC U.S. and to the Parent.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $132.9 million in 1994, up from $97.9 million in 1993. Of the $132.9 million in 1994, $51.9 million was transferred to the Parent Company and used primarily to pay down debt. The balance was invested by AFLAC U.S. in dollar-denominated fixed-maturity securities at an average yield to maturity of 7.86%. Repatriation benefits consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. The Company expects profit repatriation to continue to have a positive impact on its consolidated net earnings in the future.

     The Company's portfolio allocation in the United States continued to emphasize investment-grade corporate bonds, which accounted for 56.5% of new money purchases in 1994, at an average yield of 7.62%. AFLAC U.S.
maintained its overall investment quality throughout the year, with more than 51% of the fixed-income portfolio rated "AA" or better at the end of the year.

     The equity portion of the U.S. portfolio was $66.5 million, compared with $55.8 million in 1993. Equity investments accounted for 5.7% of U.S. invested assets in 1994. Mortgage loans on real estate remained immaterial.

     For information on the composition of the Company's investment portfolio and investment results, see Part IV, Schedule I, and Exhibit 13, pages 13-14 to 13-15, 13-18 (discussions relating to Balance Sheet and Cash Flow) and pages 13-29 to 13-35 (Notes 3 and 4 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

INSURANCE - JAPAN

     The following table sets forth AFLAC Japan's earned premiums by product line for the last three years ended December 31.

(In thousands)
Earned premiums:                       1994         1993         1992
                                    ----------   ----------   ----------
  Health insurance, principally
   Cancer expense                  $ 4,073,400  $ 3,275,915  $ 2,545,055
  Super Care and other insurance       297,691      208,345      137,265
                                    ----------   ----------   ----------
     Total earned premiums         $ 4,371,091  $ 3,484,260  $ 2,682,320
                                    ==========   ==========   ==========


     The following table sets forth the reconciliation of annualized premiums in force for AFLAC Japan for the years ended December 31:

(In thousands)                         1994         1993         1992
                                    ----------   ----------   ----------
Annualized premiums in force,
 at beginning of year              $ 3,672,594  $ 2,914,428  $ 2,503,500
   New issues                          767,289      594,171      508,756
   Lapses and surrenders              (182,115)    (163,441)    (115,088)
   Foreign currency translation
    adjustment                         461,015      327,436       17,260
                                    ----------   ----------   ----------
Annualized premiums in force,
 at end of year                    $ 4,718,783  $ 3,672,594  $ 2,914,428
                                    ==========   ==========   ==========


INSURANCE PLANS - JAPAN

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover the medical and nonmedical costs that are not reimbursed by other forms of Japanese health coverage.

     The cancer expense insurance plans offered in Japan are basically daily indemnity plans, providing a fixed amount for each day the insured is hospitalized for the treatment of cancer. The plans differ from the AFLAC U.S. cancer plans (described on pages I-9 and I-10) in that the Japanese policies also provide death benefits and cash surrender values (the Company estimates that approximately 28% of the premiums earned are associated with these benefits).

     During 1990, AFLAC introduced the Super Cancer Plan. The Super Cancer Plan includes, for the first time in Japan, first occurrence and outpatient benefits in addition to the benefits of the previous cancer coverages. Sales of new policies and conversions of existing policies resulted in 58.2% of all cancer units in force being Super Cancer Plans as of December 31, 1994.

     In 1992, AFLAC broadened its product line with the introduction of a new care product, "Super Care". Super Care provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. The new plan is offered with several riders, providing death benefits or additional care benefits, to enhance coverage. Prior to the introduction of the "Super Care" plan, AFLAC marketed a plan that primarily provided dementia care benefits.

     The Ministry of Finance (MOF) in Japan recently permitted insurance companies to increase the premiums on new policy issues in response to the lower investment yields available in the Japanese market. AFLAC Japan increased the premiums on Super Cancer new issues by an average of 16% in July 1994. AFLAC Japan also increased the premiums on Super Care new issues by an average of 10% effective November 1993. The Company anticipates implementing a similar increase to the Super Care policies in the fourth quarter of 1995. Since the premium increases apply to new policies only, management does not expect any adverse impact on persistency of existing policies.

     The Company has filed two new products for approval and introduction in 1995. The first product is a medical expense policy similar to a U.S. hospital indemnity policy. It provides benefits for daily hospital confinement and surgery, as well as a death benefit. The second product is a life insurance product with living benefit features. Management believes these products will fill another niche in the supplemental insurance marketplace for consumers and AFLAC.


AGENCY FORCE - JAPAN

     The development of a "Corporate Agency" system has been important to the growth of AFLAC Japan. This distribution method permits Japanese companies to form insurance agencies as subsidiaries that offer our insurance plans to the total affiliated group's employees, suppliers and customers. About 95% of all companies listed on the Tokyo Stock Exchange have either a corporate agency or allow payroll deduction of premiums for AFLAC's products. AFLAC has no ownership interest in these corporate agencies.

     AFLAC products are also sold through independent agencies that are not affiliated with large corporations and through agencies formed by individuals. At December 31, 1994, there were 4,961 agencies in Japan with 19,270 licensed agents. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 66 sales offices located throughout Japan.


COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, AFLAC was the only company in Japan authorized to issue a cancer expense insurance policy. Since that time, several other life companies have been permitted to offer cancer insurance. However, AFLAC remains the leading issuer of cancer expense insurance coverage in Japan, principally due to its lead time in the market, its unique marketing system (see "Agency Force"), its low-cost operations and its product expertise developed in the United States. AFLAC has been very successful in the sale of cancer expense policies in Japan, with over 11.8 million cancer policies in force at December 31, 1994.

     The Japanese government is continuing the discussions begun in 1991 with the insurance industry and other groups to explore various long-term deregulation approaches for the financial services businesses in Japan. The principles upon which deregulation of the Japanese insurance industry is based are: (1) to promote competition and to enhance efficiency through deregulation and liberalization; (2) to preserve soundness; and (3) to secure fairness and equity in business operations. This project is still in a preliminary stage and the ultimate changes and their effects are not presently determinable. Due to the Company's unique marketing distribution system in Japan, management believes that deregulation will not have an immediate material effect on the Company.

     AFLAC's strategy for future growth in Japan centers on the expansion of the Company's product line. Although the basic plan for growth is the same in Japan as in the United States, management has had to formulate a strategy specifically tailored for the Japanese insurance marketplace, which is very different from the U.S. system. There are only 31 life insurance companies in Japan, compared with more than 2,000 life insurers in the United States. In Japan, insurers have traditionally been restricted in the types of policies they could offer. However, as Japan begins deregulating the insurance industry, the marketplace should become more competitive, with insurers able to offer more types of products as they do in the United States.

     During 1994, Japan held a series of trade talks with the United States. The U.S.-Japan Framework Agreement negotiations looked at the possibility of opening various Japanese market sectors, including insurance, to expanded foreign competition. During the discussions, the Japanese government agreed to avoid any radical changes in the third sector of the insurance market until a substantial portion of the life and non-life insurance sectors are deregulated. AFLAC and other foreign-owned insurers, as well as some small to medium-sized companies, operate in the third sector. As a result, AFLAC should not be directly affected by deregulation in Japan in the immediate future. However, by building on the Company's strengths, management has prepared for increased competition.


REGULATION AND REMITTANCE OF FUNDS - JAPAN

Annual payments are made from AFLAC Japan for management fees to the Parent Company, and allocated expenses and remittances of earnings to AFLAC U.S. These payments totaled $167.9 million in 1994, $133.4 million in 1993 and $65.5 million in 1992. Management fees paid to the Parent Company are largely based on expense allocations. It is expected that profit remittances will continue in future years, based on projected annual earnings of AFLAC Japan as computed on a Japanese regulatory accounting basis. Japanese earnings available for profit remittance reflect investments generally valued at the lower of market value or cost. Also, AFLAC Japan's statutory earnings reflect foreign exchange gains and losses on the translation of its U.S. dollar-denominated investments. Therefore, changes in interest rate levels, yen/dollar exchange rates and other factors that affect market values of investment securities can cause wide fluctuations from year to year in the amounts of regulatory earnings in Japan and, therefore, profit remittances to AFLAC U.S.

     As part of the deregulation process, the Japanese Ministry of Finance ("MOF") is developing new solvency regulations and standards that represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At this time, AFLAC Japan is in compliance with the proposed new standards, and management does not expect these requirements would adversely affect the repatriation of funds from Japan for the next several years.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the MOF, similar to the regulation and supervision in the United States as described on page I-12 under "Regulation
- -U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the MOF. Also, financial and other affairs of AFLAC Japan are subject to examination by the MOF.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:
     (In thousands - unaudited)                      1994           1993
                                                  ----------     ----------
Net assets on GAAP basis                         $ 1,564,938    $ 1,099,712
Elimination of deferred policy
  acquisition costs                               (1,951,549)    (1,537,128)
Reduction in carrying value of fixed-
  maturity investments for market value
  and foreign exchange adjustments                  (978,855)      (113,349)
Adjustment to liability for future
  policy benefits                                    500,952         40,943
Elimination of deferred income taxes
  and adjustment to prepaid Japan taxes            1,223,368        791,268
Reduction in premiums receivable                    (227,270)       (83,064)
Other, net                                            97,041        (14,010)
                                                  ----------      ---------
  Net assets on Japanese regulatory
    accounting basis                             $   228,625     $  184,372
                                                  ==========      =========



     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-8 to 13-11 and pages 13-27 and 13-45 (Notes 2 and 10 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan employed 1,527 full-time and 178 part-time employees at December 31, 1994. AFLAC Japan considers its employee relations to be excellent.

INSURANCE - U.S.

     The following table sets forth AFLAC U.S. earned premiums by product line for the last three years ended December 31.


Earned premiums (in thousands):            1994        1993        1992
                                         --------    --------    --------

     Cancer expense                     $ 384,943   $ 369,256   $ 356,732
     Other accident and health            392,371     338,743     288,643
     Life insurance                        15,149      14,488      14,641
                                         --------    --------    --------
        Total AFLAC U.S. earned
          premiums                      $ 792,463   $ 722,487   $ 660,016
                                         ========    ========    ========



HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is supplemental in nature and is designed for persons who have major medical coverage. All of AFLAC's supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder. Guaranteed-renewable coverage may not be cancelled by the insurer, but premium rates on existing and future policies may be increased by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory, state-wide basis subject to state regulatory approval.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. AFLAC currently offers a series of five different cancer plans in the United States that vary by benefit amounts and type. All five plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, nursing, blood, plasma, physician, transportation, prosthesis and ambulance expenses. Some of the plans currently offered contain benefits that reimburse the insured for anesthesia and surgical expenses incurred in connection with cancer treatment, as well as benefits for a second surgical opinion and a "wellness" benefit applicable toward certain diagnostic tests such as pap smears and mammograms. AFLAC also issues several riders that may be purchased, including one that increases the amount of the first occurrence benefit for each month until age 65 that the coverage remains in force.
AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and AFLAC's claims experience.

     AFLAC currently markets five of the Medicare Supplement Standardized Plans, with the majority of sales being for Plans F and C. The plans are priced on an issue-age basis. Under this method, rates are revised due to changes in the Medicare program and medical inflation. There is no automatic rate increase due to the aging of the insured. Premium rates are determined based on zip code groupings, which are adjusted for increases in costs for each area. The benefits provided range from the basic plan, covering Part A and B coinsurance, to plans with more extensive coverage, including Part A and B deductibles, skilled nursing coinsurance, Part B excess and other benefits. AFLAC U.S. does not market the standardized plans covering prescription drug benefits.

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued by AFLAC include a long-term convalescent care policy, an accident and disability protection policy, long- and short-term disability and a hospital confinement indemnity policy.


LIFE INSURANCE PLANS - U.S.

     AFLAC issues various life insurance policies including whole life, limited pay life, voluntary group term life and term life coverage. LifeCare policies, which constitute the majority of life insurance sales, are written under master policies issued through several employer trusts. LifeCare policies are marketed in a manner similar to AFLAC's health plans, as described below.


AGENCY FORCE AND MARKETING - U.S.

     AFLAC's sales agents are licensed to sell accident and health insurance, and many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance. The 1994 monthly average number of U.S. agents and brokers actively producing business was 5,692, compared with 5,437 in 1993 and 4,960 in 1992.

     Agents' activities are principally limited to sales, with all policyholder service functions, including issuance of policies, premium collection, payment notices and claims, handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of health and life insurance products. AFLAC's State, Regional and District Sales Coordinators, who are independent contractors, are compensated by override commissions.

     AFLAC has concentrated on the development of "payroll marketing" in marketing its policies. Payroll marketing offers policies to individuals through common media such as trade and other associations or place of employment. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten and issued to the insured, and most employers do not contribute to the payment of premiums. Additionally, individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of group billings. Group-billed plans normally result in a lower average age of the insured at the time of policy issuance, and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Management believes that payroll marketing enables the agency force to reach a greater number of prospective policyholders than individual solicitation and that such sales lower distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year. The U.S. Congress continues to address possible changes to the U.S. health care system. Some of the 1994 proposals included provisions that would have eliminated cafeteria plans. However, no action on health care reform was taken in 1994.

     During 1994 and 1993, AFLAC continued to develop marketing arrangements with insurance brokers. Also, AFLAC has signed joint-marketing agreements with several large companies within and outside of the insurance industry. The core of the Company's distribution network will remain independent agents. The Company has improved its access to large payroll groups through insurance brokers and joint marketing alliances.

     In 1994, AFLAC's U.S. premiums collected were $787.4 million, 7.3% of which was collected in Florida, 6.9% in Georgia, 6.8% in Texas, 5.5% in North Carolina and 5.1% in Tennessee. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.


COMPETITION - U.S.

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of other insurers, some of which have been in business for a longer period of time or have greater financial resources. In the United States, there are more than 2,000 life and accident and health insurance companies, most of which compete in the states AFLAC conducts business.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting basic hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not nonmedical) expenses incurred by an insured as a result of cancer or other major illnesses. AFLAC's policies are designed to provide coverage that is supplemental to coverage provided by major medical insurance. AFLAC's benefits may also be used to defray nonmedical expenses.

     Since other insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses, AFLAC's supplemental insurance is not an alternative to major medical insurance, but is sold to complement major medical insurance by covering the gap between major medical insurance reimbursements and the total costs of an individual's health care. AFLAC thus competes only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of the major medical coverage offered by other insurers does represent a limitation on the market for AFLAC's products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect AFLAC's business opportunities.

     AFLAC competes directly with other insurers offering supplemental health insurance and believes that its current policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, page 13-11 to 13-13, which is incorporated herein by reference.


REGULATION - U.S.

     The Parent Company and its insurance subsidiaries are subject to state regulations in the United States as an insurance holding company system.
Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfer of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and material transactions between companies within the system are subject to prior notice to, or approval by, state regulatory authorities.

     AFLAC and its insurance subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of annual reports and financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial and other affairs of insurance companies.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-45 (Note 10 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     A risk-based capital formula was adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 for U.S. life insurance companies that established capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control.

     Companies that have triggered a company action level event are required to submit a detailed comprehensive financial plan to the domiciliary state insurance department. In the regulatory action level, in addition to submitting the comprehensive financial plan, a company may be subjected to a detailed regulatory investigation. The domiciliary state insurance department is permitted, but not required, to place the insurance company under regulatory control when it falls to the authorized control level; regulatory control is required in the mandatory control level.

     AFLAC's NAIC risk-based capital ratio continues to reflect a very strong statutory capital and surplus position. Also, there are several ongoing regulatory initiatives being developed by the NAIC relating to investments, reinsurance, dividend restrictions, revision of the risk-based capital formula as it pertains to health organizations and other accounting requirements.

     Currently, four states have laws, regulations or regulatory practices that either prohibit the sale of specific disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Connecticut, Massachusetts, New Jersey and New York. The remainder of the states do not impose prohibitions or restrictions that prevent AFLAC from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in these states, directly or through a subsidiary.

     Under insurance guaranty fund laws in most states in the United States, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies with similar lines of business. Such assessments have not been material to the Company in recent years. The Company believes that future assessments relating to companies currently involved in insolvency proceedings will not materially impact the consolidated financial statements.

     The Company continues to monitor developments in the U.S. Congress concerning possible changes to the U.S. health care system. No action on health care reform was taken in 1994; however, some of the 1994 proposals included provisions that could have unfavorably affected the Company's tax expense, product design and marketing techniques in the United States. Management believes that a more limited approach to health care reform will be on the legislative calendar in 1995. The future of health care reform and its impact on AFLAC U.S. cannot be readily predicted at this time.

     Despite the movement toward managed care in the U.S. health care system, management believes that opportunities for marketing high-quality, affordable supplemental insurance policies in the United States will continue. The Company believes that a reformed health care system will require individuals to assume responsibility for larger portions of their total health care expenses, which should increase the demand for supplemental insurance products.


EMPLOYEES - U.S.

     In its U.S. insurance operations, the Company employed 1,627 full-time and 33 part-time employees at December 31, 1994. The Company considers its employee relations to be excellent.

OTHER OPERATIONS

     At December 31, 1994, the AFLAC Broadcast Division owned seven network-affiliated television stations with total assets of $152.1 million. The Broadcast Division employed 539 full-time and 108 part-time employees at December 31, 1994. The Broadcast Group considers its employee relations to be excellent.

     The Broadcast Division produced increased revenues and earnings during 1994 as compared with 1993. Revenues increased 12.5%, to $77.0 million. Pretax earnings before interest expense rose 28.1%, to $17.2 million. Stations benefited from advertising related to the off-year political elections, an improved U.S. economy and strengthened cost controls.

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

     For additional information regarding broadcast operations, see Exhibit 13, page 13-14, which is incorporated herein by reference.

     The Company's other operations employed 307 full-time and 2 part-time employees at December 31, 1994; employee relations are considered to be excellent.


ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters of the Parent Company and AFLAC, along with a six-story parking garage. These structures are located on approximately 14 acres of land in Columbus, Georgia. In addition, AFLAC Real Estate Holdings, Inc. (AREH), a wholly owned subsidiary of the Parent Company, owns a two-story building located on the same property. AFLAC also owns an administrative office building located nearby. The Parent Company, AFLAC and AREH also own and lease office space and warehouse facilities at other locations in the United States.

     In Tokyo, Japan, AFLAC owns a new 11-story administrative office building which was completed in April 1994. AFLAC also leases office space in Tokyo, along with regional sales offices located throughout the country, and owns a training and computer facility in Tokyo. For further information concerning the new building in Japan, see Exhibit 13, pages 13-18, (discussion concerning cash flow) and 13-36 (Note 5 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Other foreign affiliates of the Company also have leased office space.

     The Broadcast Division owns and leases land, buildings, transmission towers and other broadcast equipment in the cities where its seven television stations are located.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Management does not believe the outcome of any pending litigation in which it is a defendant will have a material effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
        NAME                  PRINCIPAL OCCUPATION (*)               AGE
___________________      _____________________________________       ___
Paul S. Amos             Chairman of the Board of the Company         68
                           and AFLAC since August 1990; Vice
                           Chairman of the Company and AFLAC
                           until August 1990


Daniel P. Amos           Chief Executive Officer of the               43
                           Company and AFLAC, Vice Chairman
                           of the Company, since August 1990;
                           President of the Company since
                           August 1991; President of AFLAC and
                           Deputy Chief Executive Officer of
                           the Company, until August 1990;
                           Chief Operating Officer of AFLAC,
                           until August 1990


William J. Bugg, Jr.     Senior Vice President, Corporate             55
                           Actuary of AFLAC


Monthon Chuaychoo        Vice President, Financial Services, of       51
                           the Company and AFLAC since September
                           1993; Second Vice President, Assistant
                           Controller of the Company and AFLAC
                           from June 1991 to September 1993;
                           Second Vice President of AFLAC until
                           June 1991


Kriss Cloninger III      Executive Vice President, Chief              47
                           Financial Officer and Treasurer
                           of the Company, and Executive
                           Vice President, Chief Financial
                           Officer of AFLAC since March 1993;
                           Senior Vice President, Chief
                           Financial Officer and Treasurer
                           of the Company, and Senior Vice
                           President, Chief Financial Officer
                           of AFLAC from March 1992 until March
                           1993; Principal, KPMG Peat Marwick LLP,
                           Atlanta, GA, until March 1992


Martin A. Durant, III    Senior Vice President, Corporate Services,   46
                           of the Company and AFLAC since August
                           1993; Vice President and Controller of
                           the Company, from 1990 to August 1993,
                           and of AFLAC from June 1991 to August
                           1993; President of Rebuilding Service,
                           Inc., until 1990

Norman P. Foster         Executive Vice President, Corporate          59
                           Finance, of the Company and AFLAC
                           since March 1992; Senior Vice
                           President, Chief Financial Officer
                           and Treasurer of the Company, and
                           Senior Vice President and Chief
                           Financial Officer of AFLAC until
                           March 1992

David Halmrast           Senior Vice President, Corporate             55
                           Development, of AFLAC since December
                           1993; Senior Vice President, Corporate
                           Development of the Company from April
                           1993 to December 1993; Senior Vice
                           President and Chief Financial Officer
                           of Colonial Companies, Inc. until July
                           1992


Kerry W. Hand            Senior Vice President, Home Office           42
                           Administration, of AFLAC


Kenneth S. Janke Jr.     Senior Vice President, Investor              36
                           Relations, of the Company since
                           August 1993; Vice President, Investor
                           Relations, of the Company, since 1990;
                           Second Vice President, Investor
                           Relations, of the Company until 1990


Akitoshi Kan             Vice President, AFLAC Japan, Accounting      47
                           Department, since 1992; Manager, AFLAC
                           Japan, Accounting Department, until
                           1992


Kyoichi Kasuya           Vice President, AFLAC Japan, Actuary,        57
                           since 1992; General Manager, AFLAC
                           Japan, Actuarial Department, until
                           1992


Joseph P. Kuechenmeister Senior Vice President, Director              53
                           of Marketing of AFLAC, since
                           December 1990; Vice President,
                           Agency Director of AFLAC,
                           October 1990 until December
                           1990; Second Vice President,
                           Director of Direct Product
                           and Sales Development of AFLAC
                           until October 1990

Joey M. Loudermilk       Senior Vice President, General Counsel       41
                           and Corporate Secretary of the
                           Company, and Senior Vice President,
                           General Counsel and Director, Legal
                           and Governmental Relations and
                           Corporate Secretary of AFLAC since
                           May 1992; Senior Vice President,
                           Corporate Counsel and Assistant
                           Secretary of the Company and AFLAC
                           and Director, Legal and Governmental
                           Affairs of AFLAC, from 1990 until
                           May 1992; Senior Vice President,
                           Corporate Counsel and Assistant
                           Secretary of the Company and Senior
                           Vice President, Director, Legal and
                           Governmental Affairs of AFLAC, from
                           August 1989 until 1990; Vice President
                           of the Company, and Vice President,
                           Legal and Regulatory Department of
                           AFLAC, until August 1989


Hidefumi Matsui          Executive Vice President of AFLAC Japan,      50
                           since January 1992; Senior Vice
                           President, Director of Marketing of
                           AFLAC Japan, from January 1990
                           until January 1992; Senior Vice
                           President of AFLAC Japan, until
                           January 1990


Minoru Nakai             President of AFLAC International, Inc.,       53
                           since October 1991; Senior Vice
                           President, U.S.-Japan Operations, of
                           AFLAC, until October 1991


Yoshiki Otake            President of AFLAC Japan; Vice                55
                           Chairman of AFLAC International, Inc.,
                           since October 1991; Executive Vice
                           President of AFLAC from January 1991
                           until October 1991


Thomas L. Paul           President of AFLAC Broadcast Group, Inc.;    65
                           Vice President, Corporate Development,
                           of the Company until 1993


E. Stephen Purdom        Executive Vice President of AFLAC since      47
                           October 1994; Senior Vice President,
                           Medical Director of AFLAC until October
                           1994

Joseph W. Smith, Jr.     Chief Investment Officer of the Company      41
                           and AFLAC since August 1991; Senior
                           Vice President, Investments of AFLAC,
                           until August 1991


Gary L. Stegman          Senior Vice President, Assistant Chief       45
                           Financial Officer of the Company and
                           AFLAC since June 1991; Senior Vice
                           President, Treasurer of AFLAC until
                           June 1991


  (*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the board of directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.

                                 PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1994 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13. The page numbers of the selected information from the Annual Report (as well as the Annual Report) containing the required information are set forth below:

                                                Refer To      Refer To
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               __________   _____________


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;  1; 24; 46 (Note
          EQUITY AND RELATED SHAREHOLDER       13-43        9); and 50
          MATTERS                              (Note 9)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       32 - 33


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          25 - 31
          ANALYSIS OF FINANCIAL CONDITION      13-18
          AND RESULTS OF OPERATIONS


ITEM 8.   FINANCIAL STATEMENTS AND             13-19.1 to       34 - 50
          SUPPLEMENTARY DATA                   13-52


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None           None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 1995 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 10, 1995, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

ITEM 10.  DIRECTORS AND EXECUTIVE     Security Ownership of       3 - 7
          OFFICERS OF THE COMPANY     Management.  1. Election
             Directors                of Directors
             Executive Officers -
               see Part I, Item 4A
               herein


ITEM 11.  EXECUTIVE COMPENSATION      Board and Committee         8 - 18
                                      Meetings and Directors
                                      Compensation; Summary
                                      Compensation Table; De-
                                      fined Benefit Pension
                                      Plan; Retirement Plans
                                      for Key Executives;
                                      Employment Contracts and
                                      Termination of Employ-
                                      ment Arrangements


ITEM 12.  SECURITY OWNERSHIP OF       Voting Securities and       2 - 7
          CERTAIN BENEFICIAL          Principal Holders
          OWNERS AND                  Thereof. Security Owner-
          MANAGEMENT                  ship of Management.
                                      1. Election of Directors


ITEM 13.  CERTAIN RELATIONSHIPS       Certain Transactions          19
          AND RELATED                 and Relationships
          TRANSACTIONS













                                   III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                           Refer to Page(s)

         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for          13-19.1 -
              each of the years in the three-year                13-19.2
              period ended December 31, 1994
             Consolidated Balance Sheets, at December          13-20.1 -
              31, 1994 and 1993                                  13-20.2
             Consolidated Statements of Shareholders'          13-21.1 -
              Equity, for each of the years in the               13-21.2
              three-year period ended December 31,
              1994
             Consolidated Statements of Cash Flows,            13-22.1 -
              for each of the years in the three-year            13-22.2
              period ended December 31, 1994
             Notes to the Consolidated Financial               13-23 to
              Statements                                         13-49
             Report of Independent Auditors                    13-51

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules        IV-5
           Schedule I   -  Summary of Investments - Other           IV-6
                            Than Investments in Related
                            Parties, at December 31, 1994
           Schedule II  -  Condensed Financial Information of     IV-7 -
                            Registrant, at December 31, 1994       IV-12
                            and 1993 and for each of the
                            years in the three-year period
                            ended December 31, 1994
          Schedule IV   -  Reinsurance, for each of the            IV-13
                            years in the three-year period
                            ended December 31, 1994

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
         4.0 - The registrant is not filing one instrument evidencing indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989
                  Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1,
                  1995.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.

        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995.
        10.9*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1994.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
        23.2    - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-41552 with
                  respect to the AFLAC Incorporated 401(K) Retirement
                  Plan.
        27.0    - Financial Data Schedule (electronic filing only).
        28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
                  by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.


(b)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

(c)   EXHIBITS FILED WITH CURRENT FORM 10-K

      10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                Plan, as amended, effective September 1, 1993.
      10.5*   - American Family Life Assurance Company of Columbus
                Employment Agreement with Yoshiki Otake, dated January 1,
                1995.
      10.8*   - American Family Life Assurance Company of Columbus
                Employment Agreement with Hidefumi Matsui, dated
                January 1, 1995.
      10.9*   - American Family Life Assurance Company of Columbus
                Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1994.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
      23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
      23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
      27.0    - Financial Data Schedule (electronic filing only).

*  Management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:

Under date of January 30, 1995, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                               KPMG PEAT MARWICK LLP


Atlanta, Georgia
January 30, 1995

                                   SCHEDULE I
                       AFLAC INCORPORATED AND SUBSIDIARIES
     Summary of Investments - Other than Investments in Related Parties
                               December 31, 1994


(In thousands)                                                 Amount in
                                                    Fair        Balance
      Type of Investment                Cost        Value        Sheet
                                    -----------   ----------   ---------

Fixed maturities available for sale:
 Bonds:
  United States Government and
   government agencies and
   authorities                     $   373,215  $   355,406  $   355,406
  States, municipalities and
   political subdivisions              806,036      839,346      839,346
  Foreign governments                6,200,319    6,724,439    6,724,439
  Public utilities                   2,878,286    3,108,117    3,108,117
  Convertibles                          25,053       26,804       26,804
  All other corporate bonds          4,426,911    4,476,582    4,476,582
                                    ----------   ----------   ----------
      Total fixed maturities
       available for sale           14,709,820   15,530,694   15,530,694
                                    ----------   ----------   ----------
Equity securities:
 Common stocks:
  Public utilities                       1,540        1,829        1,829
  Banks, trusts and insurance
   companies                             3,295        4,830        4,830
  Industrial, miscellaneous
   and all other                        66,750       77,714       77,714
                                    ----------   ----------   ----------
      Total equity securities           71,585       84,373       84,373
                                    ----------   ----------   ----------
      Total securities
       available for sale           14,781,405   15,615,067   15,615,067

Mortgage loans on real estate           25,104       29,104       25,104
Policy loans                             1,202        1,202        1,202
Other long-term investments              3,836        3,836        3,836
Short-term investments                 330,916      330,916      330,916
                                    ----------   ----------   ----------
      Total investments            $15,142,463  $15,980,125  $15,976,125
                                    ==========   ==========   ==========

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets
                       AFLAC Incorporated (Parent Only)
                              (In thousands)
                                                     December 31,
                                                   1994         1993
                                                ----------    ----------
    Assets:
    Investments:
      Investments in subsidiaries*             $ 1,988,329   $ 1,489,961
      Other investments:
        Money market funds                           2,489        20,823
        Mortgage loans and other                     2,468         3,132
                                                ----------    ----------
          Total investments                      1,993,286     1,513,916
    Due from subsidiaries*                           9,574         6,674
    Other receivables                                4,851         6,472
    Property and equipment, net                      8,961        10,107
    Other                                              267         1,924
                                                ----------    ----------
          Total assets                           2,016,939     1,539,093
                                                ==========    ==========
    Liabilities and Shareholders' Equity:
    Liabilities:
      Cash overdraft                                    82            59
      Due to subsidiaries*                             714         3,145
      Notes payable (note A)                       111,970        54,511
      Employee and beneficiary benefit plans       117,145        84,445
      Income taxes, primarily deferred              25,399        25,977
      Other                                          9,862         5,332
    Commitments and contingencies (note B)
                                                ----------     ---------
          Total liabilities                        265,172       173,469
                                                ----------     ---------
    Shareholders' equity:
       Common stock of $.10 par value:
         Authorized 175,000; issued 104,000
          shares in 1994 and 103,710 shares
          in 1993                                   10,400        10,371
       Additional paid-in capital                  198,099       195,730
       Unrealized foreign currency translation     174,091       123,294
       Unrealized gains on equity securities       228,844        14,811
       Retained earnings (note D)                1,277,487     1,029,625
       Treasury stock                             (135,776)       (6,568)
       Notes receivable for stock purchases         (1,378)       (1,639)
                                                ----------    ----------
          Total shareholders' equity             1,751,767     1,365,624
                                                ----------    ----------
          Total liabilities and
                shareholders' equity           $ 2,016,939   $ 1,539,093
                                                ==========    ==========
    * Eliminated in consolidation.
    See the accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)

                                          Years ended December 31,
                                        1994        1993        1992
                                     ----------  ----------  ----------
Revenues:
  Dividends from subsidiaries*       $  109,533  $   71,268  $   46,657
  Management and service fees
   from subsidiaries*                    26,391      30,357      28,227
  Other income from subsidiaries,
   principally rental and interest*         683         992         828
  Other income                            1,327        (620)        693
                                      ---------   ---------   ---------
    Total revenues                      137,934     101,997      76,405
                                      ---------   ---------   ---------
Operating expenses:
  Interest expense - subsidiaries*           22         162         293
  Interest expense - others               6,070       3,362       2,743
  Capitalized interest                   (2,419)     (3,250)     (1,333)
  Other operating expense                65,635      53,595      48,760
                                      ---------   ---------   ---------
    Total operating expenses             69,308      53,869      50,463
                                      ---------   ---------   ---------
    Earnings before income taxes,
     equity in undistributed earnings
     of subsidiaries and cumulative
     effect of accounting changes        68,626      48,128      25,942

Income tax expense (note C)                 874       1,063       1,103
                                      ---------   ---------   ---------
    Earnings before equity in
     undistributed earnings of
     subsidiaries and cumulative
     effect of accounting changes        67,752      47,065      24,839

Equity in undistributed earnings
 of subsidiaries                        225,038     196,824     158,528
                                      ---------   ---------   ---------
    Earnings before cumulative
     effect of accounting changes       292,790     243,889     183,367

Cumulative affect on prior years
 of accounting changes (including
 a $46,100 credit related to
 subsidiaries) (note F)                       -      11,438           -
                                      ---------   ---------   ---------
     Net earnings                    $  292,790  $  255,327  $  183,367
                                      =========   =========   =========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       Condensed Statements of Cash Flows
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)
                                           Years ended December 31,
                                          1994        1993        1992
                                       ----------  ----------  ----------
Cash flows from operating activities:
  Net earnings                         $  292,790  $  255,327  $  183,367
  Adjustments to reconcile net
   earnings to net cash provided
   from operating activities:
     Cumulative effect on prior
      years of accounting changes               -     (11,438)          -
     Equity in undistributed
      earnings of subsidiaries           (225,038)   (196,824)   (158,528)
     Deferred income taxes                   (578)       (300)      1,103
     Employee and beneficiary
      benefit plans                        32,700      18,195      12,659
     Other, net                             4,307         190       8,020
                                        ---------   ---------   ---------
       Net cash provided by
        operating activities              104,181      65,150      46,621
                                        ---------   ---------   ---------
Cash flows from investing activities:
  Additions to property and
   equipment, net                               -         (75)     (1,368)
  Cost of other investments                18,998     (14,703)     (9,301)
  Additional capitalization
   of subsidiaries                         (3,592)          -     (10,430)
                                        ---------   ---------   ---------
       Net cash used by
        investing activities               15,406     (14,778)    (21,099)
                                        ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings/assumption
   of subsidiary debt                      84,000           -      11,300
  Proceeds from exercise of
   stock options                            2,163       6,975       7,534
  Principal payments under debt
   obligations                            (26,541)    (11,419)     (3,598)
  Dividends paid to shareholders          (44,928)    (40,057)    (35,283)
  Net increase in amount due
   to/from subsidiaries                    (5,331)     (3,866)     (2,338)
  Purchases of treasury stock            (131,734)     (1,325)     (3,067)
  Treasury stock reissued                   2,761           -           -
  Other, net                                    -      (1,072)
                                        ---------   ---------   ---------
       Net cash used by
        financing activities             (119,610)    (50,764)    (25,452)
                                        ---------   ---------   ---------
       Net change in cash                     (23)       (392)         70
Cash (overdraft) at beginning of year         (59)        333         263
                                        ---------   ---------   ---------
Cash (overdraft) at end of year        $      (82) $      (59) $      333
                                        =========   =========   =========
See the accompanying Notes to Condensed Financial Statements.
                                    IV-9

                               SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   Notes to Condensed Financial Statements
                      AFLAC Incorporated (Parent Only)


     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of AFLAC Incorporated and Subsidiaries (see Part II - Item 8).

(A)  NOTES PAYABLE

     A summary of notes payable serviced by the Parent Company at December 31, 1994 and 1993 follows:

(In thousands)                                       1994          1993
                                                   --------      --------

6.63% short-term note payable to bank under
  unsecured line of credit, due January 13, 1995.  $  9,000      $      -
Unsecured note payable to bank under revolving
  credit and term-loan agreement, variable
  interest rate, due in quarterly installments,
  beginning June 1995 through March 2000.........    50,000             -
5.965% unsecured note payable to banks,
  due in semiannual installments beginning
  October 1995 through 1997......................    49,000        49,000
8.3% note payable, due in monthly
  installments through 1997,
  secured by equipment...........................     3,970         5,511
                                                    -------       -------

      Total notes payable                          $111,970      $ 54,511
                                                    =======       =======


     The aggregate maturities of the notes payable for each of the five years after December 31, 1994, are as follows:

     (In thousands)

       1995............................................  $ 28,007
       1996............................................    31,485
       1997............................................    29,978
       1998............................................    10,000
       1999............................................    10,000
       Thereafter......................................     2,500

(B)  CONTINGENCIES

     In prior years, the Parent Company executed promissory notes to banks and transferred the proceeds to its broadcast subsidiaries for the acquisition of television broadcasting stations. The outstanding balances on these notes assumed by a partnership formed by the Broadcast Group and AFLAC were $32,277,779 as of December 31, 1994, and are not included in the accompanying condensed balance sheet.

     In addition, the Parent Company has also guaranteed repayment of bank borrowings by its subsidiary, AFLAC. The related outstanding loan balance at December 31, 1994, was $1,400,000. The Company has also guaranteed to AFLAC repayment of intercompany borrowings from affiliates, which approximated $650,198 at December 31, 1994.


(C)  INCOME TAXES

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

     The Internal Revenue Service has proposed adjustments to the Company's U.S. consolidated federal income tax returns for the years 1989 through 1991. The proposed adjustments relate primarily to the computation of foreign-source income for purposes of the foreign tax credit that, if upheld, would have a significant effect on the Company's operating results. Management does not agree with the proposed tax issues and is vigorously contesting them. Although the final outcome is uncertain, the Company believes its position will prevail and that the ultimate liability will not materially impact the consolidated financial statements.

     For further information on income taxes, see Exhibit 13, page 13-40,
Note 8 of the Notes to the Consolidated Financial Statements.


(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, pages 13-45 and 13-46 (Note 10, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.


(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In thousands)                           1994       1993       1992
                                            --------   --------   --------
     Cash payments during the year for:
       Interest on debt obligations        $  6,302   $  3,588   $  2,781
       Income taxes                             400          -        139

     In 1993, non-cash investing activities included issuance of common stock for purchase of a company amounting to $8,730,381. For further information see Note 9, Other, page 13-43 of Exhibit 13.

(F)  ACCOUNTING CHANGES

     For information concerning the cumulative affect of new accounting standards adopted in 1994 and 1993, see page 13-25 of Exhibit 13, Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                   SCHEDULE IV
                                       AFLAC INCORPORATED AND SUBSIDIARIES
                                                   Reinsurance
                                   Years Ended December 31, 1994, 1993 and 1992
                                                  (In thousands)
                                                                                                      Percentage
                                                     Ceded to        Assumed from                      of amount
                                     Gross            other            other                            assumed
                                     Amount         companies        companies        Net amount         to net
                                  ------------     ------------     ------------     ------------     ------------
Year ended December 31, 1994:
   Life insurance in force      $    2,715,954   $      101,863   $            -   $    2,614,091                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $    5,165,557   $          171   $            -   $    5,165,386                -
      Life insurance                    15,713              367                -           15,346                -
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $    5,181,270   $          538   $            -   $    5,180,732                -
                                  ============     ============     ============     ============     ============
Year ended December 31, 1993:
   Life insurance in force      $    2,691,221   $      119,771   $            -    $   2,571,450                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $    4,210,723   $          392   $            -    $   4,210,331                -
      Life insurance                    15,497              438                -           15,059                -
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $    4,226,220   $          830   $            -    $   4,225,390                -
                                  ============     ============     ============     ============     ============
Year ended December 31, 1992:
   Life insurance in force      $    2,708,814   $      109,125   $            -    $   2,599,689                -
                                  ============     ============     ============     ============     ============
   Premiums:
      Health insurance          $    3,352,737   $          218   $            -    $   3,352,519                -
      Life insurance                    17,245              563                -           16,682                -
                                  ------------     ------------     ------------     ------------     ------------
         Total premiums         $    3,369,982   $          781   $            -    $   3,369,201                -
                                  ============     ============     ============     ============     ============

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AFLAC Incorporated



Date   MARCH 28, 1995                     By    /s/ PAUL S. AMOS
      ------------------------               -----------------------------
                                                 (Paul S. Amos)
                                              Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 28, 1995
- ------------------------     President and Vice           -----------------
 (Daniel P. Amos)            Chairman Board of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 28, 1995
- ------------------------     Chief Financial Officer      -----------------
(Kriss Cloninger, III)        and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 28, 1995
- ------------------------     Corporate Finance            -----------------
(Norman P. Foster)

    /s/ J. SHELBY AMOS, II            Director            MARCH 28, 1995
- ------------------------------                            -----------------
       (J. Shelby Amos, II)




                                      Director            March 28, 1995
- ------------------------------                            -----------------
    (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.            Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (George W. Ford, Jr.)




  /s/  CESAR E. GARCIA                Director            MARCH 28, 1995
- ------------------------------                            -----------------
      (Cesar E. Garcia)




  /s/  JOE FRANK HARRIS               Director            MARCH 28, 1995
- ------------------------------                            -----------------
      (Joe Frank Harris)




                                      Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Kenneth S. Janke, Sr.)

  /s/  CHARLES B. KNAPP               Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Charles B. Knapp)



  /s/  HISAO KOBAYASHI                Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Hisao Kobayashi)



  /s/  PETER D. MORROW                Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Peter D. Morrow)



                                      Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Yoshiki Otake)



  /s/  JOHN M. POPE                   Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (John M. Pope)



  /s/ E. STEPHEN PURDOM, M.D.         Director            MARCH 28, 1995
- ------------------------------                            -----------------
    (E. Stephen Purdom, M.D.)



  /s/  HENRY C. SCHWOB                Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 28, 1995
- ------------------------------                            -----------------
     (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 28, 1995
- ------------------------------                            -----------------
   (Glenn Vaughn, Jr.)

Exhibit Index


     3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
     4.0 - The registrant is not filing one instrument evidencing indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
    10.0*   - American Family Corporation Incentive Stock Option Plan
              (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the
              AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1*   - American Family Corporation Stock Option Plan (1985) -
              incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC
              Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
              incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
    10.2*   - American Family Corporation Retirement Plan for Senior
              Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
              Exhibit 10.2.
    10.3*   - American Family Corporation Supplemental Executive
              Retirement Plan - incorporated by reference from 1989
              Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
              Plan, as amended, effective September 1, 1993.
    10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
              Amos, dated August 1, 1993 - incorporated by reference
              from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1,
              1995.
    10.6*   - AFLAC Incorporated Employment Agreement with Kriss
              Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993
              Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-94-000006, Exhibit 10.6.
    10.7*   - AFLAC Incorporated Management Incentive Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
              No. 0000004977-94-000003, Exhibit B.

                                    (i)

    10.8*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Hidefumi Matsui, dated
              January 1, 1995.
    10.9*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1994.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
    27.0    - Financial Data Schedule (electronic filing only).
    28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
              by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.

Exhibits Filed with Current Form 10-K:

    10.3.1* - AFLAC Incorporated Supplemental Executive Retirement Plan,
              as amended, effective September 1, 1993.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1,
              1995.
    10.8*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Hidefumi Matsui, dated
              January 1, 1995.
    10.9*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1994.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
    27.0    - Financial Data Schedule (electronic filing only).

* Management contract or compensatory plan or agreement.



                                    (ii)