Form 10-Q
period 1995-03-31
AFLAC INC
filed 1995-05-10
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



                      For the quarter ended March 31, 1995
                           Commission File No. 1-7434




                               AFLAC INCORPORATED
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



         GEORGIA                                               58-1167100
- -------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                               May 2, 1995
 ----------------------------                               ------------------
 Common Stock, $.10 Par Value                                98,855,564 shares

                          AFLAC INCORPORATED AND SUBSIDIARIES

                                         INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1995 and December 31, 1994...................       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 1995 and 1994..............       3

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1995 and 1994..............       4

       Notes to Consolidated Financial Statements................       6

       Review by Independent Certified Public
         Accountants.............................................       8

       Independent Auditors' Report..............................       9


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      10


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................      20

      Item 4.  Submission of Matters to a Vote
                of Security Holders..............................      20

      Item 6.  Exhibits and Reports on Form 8-K..................      21

                         Part I.  Financial Information

                       AFLAC INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           (In thousands - Unaudited)

                                                  March 31,    December 31,
                                                    1995           1994
                                               -------------  -------------
ASSETS
Investments:
   Securities available for sale, at market:
      Fixed maturities (amortized cost,
        $17,034,170 in 1995 and
        $14,709,820 in 1994)                   $ 18,793,048   $ 15,530,694
      Equity securities (cost, $74,688 in
         1995 and $71,585 in 1994)                   89,352         84,373
   Mortgage loans on real estate                     24,055         25,104
   Other long-term investments                        4,900          5,038
   Short-term investments                           285,180        330,916
                                               -------------  -------------
   Total investments                             19,196,535     15,976,125

Cash                                                 16,561         17,643
Receivables, primarily premiums                     333,577        303,748
Accrued investment income                           214,728        220,757
Deferred policy acquisition costs                 2,703,033      2,402,869
Property and equipment, net                         634,480        580,247
Securities held as collateral for
   loaned securities                              1,166,317        556,937
Intangible assets, net                              108,796        109,865
Other                                               132,629        118,888
                                               -------------  -------------
   Total assets                                $ 24,506,656   $ 20,287,079
                                               =============  =============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
           (In thousands, except for per-share amounts - Unaudited)

                                                  March 31,    December 31,
                                                    1995           1994
                                               -------------  -------------
Liabilities and Shareholders' Equity
Liabilities:
   Policy liabilities:
      Future policy benefits                   $ 17,517,326   $ 14,586,171
      Unpaid policy claims                        1,058,673        929,350
      Unearned premiums                             369,086        339,514
      Other policyholders' funds                    169,371        151,572
                                               -------------  -------------
      Total policy liabilities                   19,114,456     16,006,607
   Notes payable                                    189,270        184,901
   Income taxes, primarily deferred               1,550,984      1,392,441
   Payables for return of collateral on
      loaned securities                           1,166,317        556,937
   Payables for security transactions               136,554         46,371
   Other                                            363,898        348,055
                                               -------------  -------------
   Total liabilities                             22,521,479     18,535,312
                                               -------------  -------------
Shareholders' equity:
   Common stock of $.10 par value.  Authorized
      175,000; issued 104,107 in 1995 and
      104,000 in 1994                                10,411         10,400
   Additional paid-in capital                       199,572        198,099
   Unrealized foreign currency
      translation gains                             207,520        174,091
   Unrealized gains on securities
      available for sale                            369,785        228,844
   Retained earnings                              1,350,915      1,277,487
   Treasury stock                                  (151,568)      (135,776)
   Notes receivable for stock purchases              (1,458)        (1,378)
                                               -------------  -------------
   Total shareholders' equity                     1,985,177      1,751,767
                                               -------------  -------------
   Total liabilities and shareholders' equity  $ 24,506,656   $ 20,287,079
                                               =============  =============
Shareholders' equity per share                 $      19.99   $      17.58
                                               =============  =============
Shares outstanding at end of period                  99,329         99,636
                                               =============  =============

See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings


(In thousands, except for
 per-share amounts - Unaudited)                Three Months Ended March 31,
                                            ----------------------------------
                                               1995        1994     % Change
Revenues:                                   ----------- ----------- ----------
  Premiums, principally supplemental
   health insurance                         $1,451,772  $1,179,121       23.1
  Net investment income                        239,033     191,922       24.5
  Realized investment gains                        584         832
  Other income                                  22,287      20,107
                                            ----------- -----------
        Total revenues                       1,713,676   1,391,982       23.1
                                            ----------- -----------
Benefits and expenses:
  Benefits and claims                        1,204,946     962,136       25.2
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                          38,341      31,526
    Insurance commissions                      192,442     155,745
    Insurance expenses                          96,751      91,073
    Interest expense                             3,591       2,707
    Capitalized interest on
     building construction                           -      (2,419)
    Other operating expenses                    31,664      29,249
                                           ----------- -----------
        Total acquisition and
        operating expenses                     362,789     307,881       17.8
                                           ----------- -----------
        Total benefits and expenses          1,567,735   1,270,017       23.4
                                           ----------- -----------
        Earnings before income taxes           145,941     121,965       19.7

Income taxes                                    61,068      52,008
                                           ----------- -----------
        Net earnings                        $   84,873  $   69,957       21.3
                                           =========== ===========

        Net earnings per share              $      .83  $      .67       23.9
                                           =========== ===========

Shares used in computing
 earnings per share                            101,885     104,913
                                           =========== ===========
Cash dividends per share                    $     .115  $      .10       15.0
                                           =========== ===========

See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1995            1994
                                            ------------    ------------
Cash flows from operating activities:
  Net earnings                              $    84,873     $    69,957
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities              594,027         484,932
    Increase in deferred income taxes            16,817          17,066
    Decrease in income taxes payable            (57,723)        (56,808)
    Increase in deferred policy
     acquisition costs                          (66,521)        (52,787)
    Change in receivables                           369         (11,436)
    Other, net                                   91,792          74,796
                                             ----------      ----------
      Net cash provided by operating
       activities                               663,634         525,720
                                             ----------      ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities matured
     or called                                  216,680          27,747
    Fixed-maturity securities sold               81,724         278,169
    Equity securities                             3,482          15,679
    Mortgage loans, net                           1,539          31,115
    Other long-term, net                            138               -
    Short-term, net                              67,559               -
  Costs of investments acquired:
    Fixed-maturity securities                (1,002,533)       (568,224)
    Equity securities                            (4,541)         (3,614)
    Other long-term, net                              -          (2,408)
    Short-term investments, net                       -        (246,641)
  Additions to property & equipment, net         (5,745)        (11,333)
                                             -----------     -----------
     Net cash used by investing activities  $  (641,697)    $  (479,510)
                                             -----------     -----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                1995            1994
                                            ------------    ------------

Cash flows from financing activities:
  Proceeds from borrowings                  $     5,000     $    45,619
  Principal payments under debt
   obligations                                   (5,535)         (3,456)
  Dividends paid to stockholders                (11,445)        (10,351)
  Purchases of treasury stock                   (17,664)        (68,730)
  Treasury stock reissued                         2,165               -
  Other, net                                      1,191             248
                                             -----------     -----------
    Net cash used by financing activities       (26,288)        (36,670)
                                             -----------     -----------
Effect of exchange rate changes on cash           3,269           2,407
                                             -----------     -----------
    Net change in cash                           (1,082)         11,947

Cash at beginning of year                        17,643          23,413
                                             -----------     -----------
Cash at end of period                       $    16,561     $    35,360
                                             ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals with the exception of the adjustments required for the adoption of a new accounting standard discussed in Note 2) necessary to fairly present the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information on accounting policies and other financial statement disclosures, refer to the Notes to the Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended December 31, 1994.

2. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. Under the new standard, the Company classifies all fixed-maturity securities as "available for sale." Such securities are carried at fair value rather than amortized cost. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity together with unrealized gains and losses on equity securities. This change in accounting method has no effect on net earnings.

     The effect of this accounting change on shareholders' equity was as follows:

 (In thousands)             March 31, 1995  December 31, 1994  January 1, 1994
                           ---------------- -----------------  ---------------
Investments                 $   1,758,878     $     820,874     $   1,851,141
Policy liabilities             (1,057,617)         (315,599)       (1,088,633)
Deferred income taxes            (347,312)         (289,089)         (301,030)
                             ------------      ------------      ------------
Shareholders' equity,
 net unrealized gains       $     353,949     $     216,186     $     461,478
                             ============      ============      ============


     The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

3. The changes in shareholders' equity during the three months ended March 31, 1995, are as follows:

     (In thousands)
     Shareholders' equity, beginning of year               $ 1,751,767
                                                            ----------
     Net earnings                                               84,873
     Change in unrealized gains on securities
      available for sale                                       140,941
     Change in unrealized foreign currency
      translation gains                                         33,429
     Shares issued for exercises of stock options                1,191
     Purchases of treasury stock                               (17,664)
     Proceeds from treasury stock reissued                       2,165
     Dividends to shareholders ($.115 per share)               (11,445)
     Other                                                         (80)
                                                            ----------
         Net change for the period                             233,410
                                                            ----------
     Shareholders' equity at March 31, 1995                $ 1,985,177
                                                            ==========

     At March 31, 1995, 4.5 million shares were held in the treasury at a cost of $151.6 million. During the first quarter of 1995, the Company purchased 475,000 shares of its common stock. The purchases were financed with $5.0 million from an existing revolving credit and term note agreement and available cash. As of March 31, 1995, bank borrowings of $64.0 million were outstanding under this agreement at the current interest rate of 6.625%.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 1995 and 1994 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 9.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1995, and the related consolidated statements of earnings for the three-month periods ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of any opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1995, we expressed an unqualified opinion on those consolidated financial statements.


                                                  KPMG PEAT MARWICK LLP


April 25, 1995

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The primary business activity of AFLAC Incorporated and subsidiaries (the "Company") is supplemental health insurance, which is marketed and administered primarily through American Family Life Assurance Company of Columbus (AFLAC). The Company's operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two principal markets for the Company's insurance operations. AFLAC Japan and AFLAC U.S. are the primary components for this discussion and analysis, due to their significance to the Company's consolidated financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth the pretax operating earnings by business component for the periods shown and the percentage change from the prior period.

             SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                (In millions)

                                     Percentage Change     Three-Month Period
                                       Over Previous         Ended March 31,
                                          Period             1995      1994
                                    --------------------    ------------------
Insurance operations (excluding
 realized investment gains):

  AFLAC Japan.....................         21.1%            $ 133.8  $ 110.5

  AFLAC U.S.......................         23.7                25.3     20.5

  Other foreign...................                              (.2)     (.3)
                                                            -------  -------
   Total insurance................         21.7               158.9    130.7

Realized investment
 gains............................                               .6       .8

Broadcast division................         21.9                 3.9      3.2

Interest expense,
 noninsurance operations..........                             (2.6)    (2.0)

Capitalized interest,
 building construction............                                -      2.4

Parent company, other operations
 and eliminations.................        (13.1)              (14.9)   (13.1)
                                                            -------  -------
   Earnings before income taxes...         19.7               145.9    122.0

Income taxes......................                             61.0     52.0
                                                            -------  -------
   Net earnings...................         21.3             $  84.9  $  70.0
                                                            =======  =======

     Net earnings increased for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994. The increase primarily resulted from strong earnings from our core insurance operations in Japan and the United States and improved results by the Broadcast Division. Partially offsetting the increases were higher corporate expenses, additional interest expense related to the Company's stock repurchase program and no capitalized interest due to completion of the Company's administrative office building in Japan.

     The increases in reported results in U.S. dollars for AFLAC Japan and consolidated earnings for the quarters ended March 31, 1995 and 1994 were aided by favorable currency translations from yen to dollars. The continued strength of the Japanese yen caused our yen-based earnings to be translated for reporting purposes into a greater amount of dollars when compared with the results for each preceding period. The strengthening of the yen benefited operating earnings (excluding realized investment gains/losses) by approximately $.07 per share for the quarter ended March 31, 1995. Excluding the benefit of the stronger yen, operating earnings per share increased 15.2% for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994.

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 8.5% for the quarter ended March 31, 1995, compared with the first quarter of 1994. The reported U.S. dollar results for AFLAC Japan were affected by the favorable average yen-to-dollar exchange rate of 96.32 for the quarter ended March 31, 1995, compared with 107.65 for the first quarter of 1994. As a result, percentage increases in U.S. dollars for AFLAC Japan's pretax operating earnings were 21.1% for the quarter ended March 31, 1995, compared with the first quarter of 1994.

     AFLAC Japan repatriated profits to AFLAC U.S. of $132.9 million in 1994, $97.9 million in 1993 and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $2.7 million and $1.3 million for the quarters ended March 31, 1995 and 1994, respectively.

     During the first quarter, AFLAC purchased 475,000 shares of its common stock. On February 14, 1995, the board of directors authorized the purchase of up to an additional 4.6 million shares. The Company has bought a total of 4,649,725 shares (through March 31, 1995) since the inception of the share repurchase program in February 1994. The program increased earnings per share for the first quarter of 1995 by an immaterial amount.


AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the fourth largest life insurance company in Japan in terms of individual policies in force.

  The transfer of profits from 1992 through 1994 from AFLAC Japan to AFLAC U.S. distorted comparisons of operating results between periods. The following AFLAC Japan summary of operations table presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between periods. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1994.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................         $  1,237.9      $    981.6
Investment income, as adjusted*.....              219.5           174.5
Other income........................                1.2             1.1
                                             ----------      ----------
  Total revenues, as adjusted*......            1,458.6         1,157.2
                                             ----------      ----------
Benefits and claims.................            1,071.7           838.1
Operating expenses..................              248.8           206.5
                                             ----------      ----------
  Total benefits and expenses.......            1,320.5         1,044.6
                                             ----------      ----------
    Pretax operating earnings,
     as adjusted*...................              138.1           112.6
Investment income applicable to
 profit repatriations...............               (4.3)           (2.1)
                                             ----------      ----------
    Pretax operating earnings.......         $    133.8      $    110.5
                                             ==========      ==========
- -----------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1995      1994        1995      1994
                                 ----------------      ----------------
Percentage increases
 over previous period:
  Premium income..............    26.1%     27.5%       12.8%     13.3%
  Investment income*..........    25.8      27.9        12.7      13.6
  Total revenues*.............    26.0      27.6        12.8      13.4
  Pretax operating earnings*..    22.6      23.7         9.9       9.8

  Pretax operating earnings...    21.1      22.1         8.5       8.4
- -----------------------------------------------------------------------------
                                                In Dollars
                                             1995        1994
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        73.4%       72.5%
  Operating expenses.................        17.1        17.8
  Pretax operating earnings..........         9.5         9.7

Ratio of pretax operating earnings
  to total reported revenues.........         9.2         9.5
- -----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $4.3 million in 1995 and $2.1 million in 1994, foregone due to profit repatriations.
=============================================================================

     The yen continued to appreciate against the dollar in the first quarter. The average exchange rate for the first three months of 1995 was 96.32, which was 11.8% stronger than the average rate of 107.65 a year ago. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The average exchange rate for the full year of 1994 was 102.26.

     The increase in premium income was due to sales of new policies, the conversion of existing policies to policies with higher benefits and premiums, continued excellent policy persistency and, in dollars, the stronger yen rate. Total new sales, including conversions of older policies to newer policies, increased 14.6% in dollars (1.8% in yen) for the first three months of 1995.

     Care sales were strong in the quarter, rising 63.2% over the first quarter of 1994 and accounted for 14.1% of new sales. The Company anticipates implementing a 10% average rate increase on Super Care policies in the fourth quarter of 1995. Sales in the first half of 1994 were especially strong due to sales associates' efforts to sell cancer policies prior to the rate increase on July 1, 1994. Sales for the first quarter of 1994, including conversions, increased 25.5% in yen compared with the first quarter of 1993. As anticipated, sales leveled out in the second half of 1994 and increased 10% for the year compared with the year 1993. Management's goal is to increase new sales by 10% in yen for the year 1995.

     During the quarter, the Ministry of Finance approved two new products, which will be sold beginning mid-year. The first product is a living benefit life plan, which pays a lump-sum benefit upon the occurrence of cancer, heart attack, stroke or death. The second product is a supplemental medical policy, which is similar to a hospital indemnity plan.

     Investment income, which is affected by available cash flow from operations and investment yields achievable on new investments, increased during the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994, despite investment yields that have generally decreased.

     Following the sharp rise in the value of the yen, the level of available investment yields on yen-denominated securities declined in Japan. For example, the yield on a composite of 10-year Japanese government bonds declined from a high of 4.72% in January 1995 to a low of 3.67% at the end of March. Because of the low interest rate environment in Japan, investing our huge cash flows at attractive investment yields remains our greatest challenge.

     During the first quarter, we invested approximately 85% of our funds available for investment activities in yen-denominated securities at an average yield to maturity of 4.88%. Including dollar-denominated purchases, our blended new money yield for the quarter was 5.34%. As of April 14, 1995, we had invested or arranged to invest approximately 46% of our estimated 1995 cash flow at an average yield to maturity of 5.24%.

     The yield to maturity on AFLAC Japan's fixed income portfolio declined from 6.14% at year-end to 6.06% at the end of the first quarter. The return on average invested assets was 5.90% for the first quarter, compared with 6.05% for the first quarter of 1994 and 6.00% for the full year 1994.

     The benefit ratio increased, and the operating expense ratio declined. The increase in the benefit ratio reflects the strengthening of policy liabilities to provide for lower assumed interest rates and the continued increase in claims experience due to fewer policy lapses.

     AFLAC Japan's results continue to reflect the pattern that has developed during the last several years of slightly higher benefit ratios somewhat offset by lower expense ratios.


AFLAC U.S.

     AFLAC U.S. pretax operating results improved substantially, due to additional investment income earned on profit transfers received from AFLAC Japan. AFLAC U.S. in turn increased dividend payments to the Parent Company in the amounts of $6.1 million in the first quarter of 1995, and $51.9 million and $10.1 million for the full years 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1994 has been reclassified in the following presentation in order to improve comparability between periods.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................          $  209.6        $  193.0
Investment income, as adjusted*.....              18.6            16.4
Other income........................                .4              .3
                                              --------        --------
  Total revenues, as adjusted*......             228.6           209.7
                                              --------        --------
Benefits and claims.................             130.0           120.8
Operating expenses..................              77.4            70.7
                                              --------        --------
  Total benefits and expenses.......             207.4           191.5
                                              --------        --------
    Pretax operating earnings,
     as adjusted*...................              21.2            18.2
Investment income applicable to
 profit repatriations...............               4.1             2.3
                                              --------        --------
    Pretax operating earnings.......          $   25.3        $   20.5
                                              ========        ========
- -----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income....................               8.6%           10.6%
  Investment income*................              13.6             8.6
  Total revenues*...................               9.0            10.2
  Pretax operating earnings*........              16.5            11.5

  Pretax operating earnings.........              23.7            20.4
- -----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims...............              56.9%           57.6%
  Operating expenses................              33.8            33.7
  Pretax operating earnings.........               9.3             8.7

Ratio of pretax operating earnings
  to total reported revenues........              11.1             9.8
- -----------------------------------------------------------------------------
*Excludes estimated investment income of $4.1 million in 1995 and $2.3 million in 1994 related to investment of profit repatriation funds retained by AFLAC U.S.
=============================================================================

     The results continue to reflect slightly lower benefit ratios, which are principally due to the mix of business shifting towards accident policies. Accident policies have a lower benefit ratio compared with other products. Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to enhance policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also increase the ratio.

     At the same time, management expects the operating expense ratio, excluding discretionary advertising, to decline in the future due to continued improvements in policy persistency and operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to discretionary national advertising programs without significantly affecting the operating expense ratio. The Company's advertising expense was $3.8 million and $3.0 million for the quarters ended March 31, 1995 and 1994, respectively, or 1.6% of revenues in 1995 and 1.4% of revenues in 1994. Management expects the pretax operating profit margin, which was 9.0% for the year 1994 excluding the effect of repatriation, to remain approximately the same in 1995.

     The increase in premium income was due to an increase in new sales over the last 12 months and some improvement in persistency for several of our lines of business. New annualized premium sales rose significantly in the first quarter, setting a quarterly record for new business. New sales increased 12.8% to $67.4 million, surpassing the record we set in the fourth quarter of 1994 of $65.2 million. We were able to produce these excellent sales results despite a continued decline in sales of our Medicare supplement policy, our lowest margin product. Medicare supplement sales declined 37.5% in the first quarter, following a sharp decline throughout 1994. Excluding sales of Medicare supplement, new sales were up 21.6% for the quarter. Management expects new policy sales to increase by 10% to 15% for the year.

     The increase in investment income was primarily due to the continued strong cash flow from operations. During the first quarter, available cash flow was invested at an average yield-to-maturity of 8.34% compared with 7.08% during the first quarter of 1994. The overall return on average invested assets, net of investment expenses, was down slightly for the first three months of 1995 over 1994, decreasing to 7.35% from 7.37%.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1994, the financial condition of the Company has remained strong. Investments have continued to grow and consist of high-quality securities.

     Due to the relative size of AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at March 31, 1995, of 89.35 yen to one U.S. dollar, strengthened 12.2% compared to the exchange rate of 99.85 as of December 31, 1994. Management estimates that the stronger yen rate increased invested assets by $1.8 billion and total assets by $2.2 billion, while increasing total liabilities by $2.2 billion over the amounts that would have been reported based on the exchange rate as of December 31, 1994.

     Under the provisions of SFAS No. 115, which was adopted January 1, 1994, fixed-maturity securities available for sale are carried at fair value. Previously, fixed-maturity securities were carried at amortized cost.

     Since December 31, 1994, total invested assets, including the effect of SFAS No. 115, have increased $3.2 billion, or 20.1%. AFLAC Japan invested assets increased $3.1 billion (21.3%), while AFLAC U.S. invested assets increased $82.0 million (6.5%). Since December 31, 1994, total invested assets, excluding the effect of SFAS No. 115, have increased $2.3 billion, or 15.0%. AFLAC Japan invested assets increased $2.2 billion (16.1%), while AFLAC U.S. invested assets increased $45.9 million (3.5%). The continued growth in assets reflects the strength of the Company's primary business, the substantial cash flows from operations, the record-breaking new annualized premium sales by AFLAC U.S., the substantial renewal premiums collected by AFLAC Japan and the stronger yen.

     The net unrealized gains of $1.8 billion on investments in fixed-maturity securities at March 31, 1995, consisted of $1.9 billion in gross unrealized gains and $110 million in gross unrealized losses. During 1995, net unrealized gains increased by $938 million, which was primarily due to the decrease in general-market interest rates in Japan.

     Deferred policy acquisition costs increased $300.2 million, or 12.5% during the first three months of 1995. AFLAC Japan deferred policy acquisition costs increased $288.8 million, or 14.8% (2.7% in yen), with approximately $53.2 million related to operations and $235.6 million related to the stronger yen rate at March 31, 1995. AFLAC U.S. deferred policy acquisition costs increased $11.3 million, or 2.5%, during the same period.

     Policy liabilities increased $3.2 billion, or 19.4%, during the first three months of 1995. AFLAC Japan increased $3.1 billion, or 21.2% (8.4% in yen), and AFLAC U.S. increased $25.1 million, or 1.8%. The stronger yen rate increased reported policy liabilities by $1.9 billion. Other increases in policy liabilities are due to the addition of new business, the aging of policies in force and the effect of SFAS No. 115 (see Note 2).

     The income tax liability increased by $158.5 million, or 11.4%, since December 31, 1994. The increase is due to the stronger yen, plus the recognition of income taxes on unrealized gains on securities available for sale, plus income taxes on earnings for the quarter, less payments for current taxes.

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. The securities are loaned to major brokerage firms. At March 31, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.2 billion at market value. The Company's security lending policy requires that the fair value of the securities received as collateral be greater than or equal to 105% of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter. Bond market quotations are used to determine the fair value (carrying value) of the collateral asset and related liability.

     Shareholders' equity increased $233.4 million during the first three months of 1995. The increase is primarily due to net earnings of $84.9 million and an increase in unrealized gains on securities available for sale of $140.9 million. For further information on the changes in shareholders' equity, see Note 3 of the accompanying Notes to Consolidated Financial Statements for the three months ended March 31, 1995.

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

     The Company's insurance operations continue to provide the primary sources of liquidity for the Company. Capital needs can also be supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. Primary uses of cash in the insurance operations are policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable. Our investment objectives provide for liquidity through the ownership of high-quality investment securities. AFLAC insurance policies are generally not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC policies provide indemnity benefits rather than reimbursement for actual medical costs and therefore are not subject to the increasing risks of medical cost inflation.

     The achievement of continued long-term growth will require growth in the statutory capital and surplus of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings. Management believes outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures and business expansion.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent
Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S.
Annual payments are made from AFLAC Japan for management fees to the Parent Company, and allocated expenses and remittances of earnings to AFLAC U.S.
Total funds received from AFLAC Japan were $9.7 million in the first quarter of 1995 and $167.9 million and $133.4 million in the full years 1994 and 1993, respectively. Profit repatriations have been remitted annually from AFLAC Japan to AFLAC U.S. in July. During the last two years, the MOF has developed solvency standards, a version of risk-based capital requirements, as part of its long-term deregulation process. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1994.

     The board of directors approved a 13% increase in the quarterly cash dividend from $.115 to $.13 per share. The second quarter cash dividend of $.13 per share is payable on June 1, 1995, to shareholders of record at the close of business on May 19, 1995.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Management does not believe the outcome of any pending litigation in which it is a defendant will have a material effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on May 1, 1995. Matters submitted to the shareholders were: (1) Election of 18 members to the board of directors; (2) Ratification of the selection of auditors for 1995. The two proposals were approved by the shareholders.

     A summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office is as follows:

                                            VOTES
                         -------------------------------------------------
                                              Absten-   With-     Broker
                             For      Against  tions     held   Non-Votes
                        --------------------------------------------------
(1)  Election of 18
members to the board of
directors:

Paul S. Amos             205,078,304    N/A       N/A  1,134,786   None
Daniel P. Amos           205,144,077    N/A       N/A  1,069,013   None
J. Shelby Amos, II       205,157,594    N/A       N/A  1,055,496   None
Michael H. Armacost      205,798,972    N/A       N/A    414,118   None
M. Delmar Edwards, M.D.  205,840,114    N/A       N/A    372,976   None
George W. Ford, Jr.      205,657,339    N/A       N/A    555,751   None
Cesar E. Garcia          205,740,957    N/A       N/A    472,133   None
Joe Frank Harris         205,402,416    N/A       N/A    810,674   None
Elizabeth J. Hudson      205,877,060    N/A       N/A    336,030   None
Kenneth S. Janke, Sr.    205,184,980    N/A       N/A  1,028,110   None
Charles B. Knapp         205,843,318    N/A       N/A    369,771   None
Hisao Kobayashi          205,908,819    N/A       N/A    304,271   None
Yoshiki Otake            205,180,725    N/A       N/A  1,032,365   None
E. Stephen Purdom        205,155,798    N/A       N/A  1,057,292   None
Barbara K. Rimer         205,594,971    N/A       N/A    618,119   None
Henry C. Schwob          205,723,228    N/A       N/A    489,862   None
J. Kyle Spencer          205,741,092    N/A       N/A    471,998   None
Glenn Vaughn, Jr.        205,910,605    N/A       N/A    302,485   None

(2) Ratification of
appointment of KPMG Peat
Marwick LLP as independent
auditors                 200,949,658  1,187,217  4,076,214   N/A   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 - Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AFLAC INCORPORATED




Date     May 9, 1995                      /s/  KRISS CLONINGER,III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 9, 1995                      /s/  NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

Exhibits Filed with Current Form 10-Q:

     27 - Financial Data Schedule