Form 10-Q
period 1995-06-30
AFLAC INC
filed 1995-08-10
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



                      For the quarter ended June 30, 1995
                           Commission File No. 1-7434




                               AFLAC INCORPORATED
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



         GEORGIA                                               58-1167100
-------------------------------                           -------------------
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                              August 4, 1995
 ----------------------------                               ------------------
 Common Stock, $.10 Par Value                                96,296,371 shares

                          AFLAC INCORPORATED AND SUBSIDIARIES

                                         INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 1995 and December 31, 1994....................        1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1995 and 1994
         Six Months Ended June 30, 1995 and 1994.................        3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 1995 and 1994.................        4

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1995 and 1994.................        5

       Notes to Consolidated Financial Statements................        7

       Review by Independent Certified Public
         Accountants.............................................        9

       Independent Auditors' Report..............................       10


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............       11


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................       23


      Item 6.  Exhibits and Reports on Form 8-K..................       23



Items other than those listed above are omitted because they are not required or are not applicable.

                         Part I.  Financial Information

                       AFLAC INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           (In thousands - Unaudited)

                                                   June 30,     December 31,
                                                     1995           1994
                                                 ------------   ------------
ASSETS
Investments:
   Securities available for sale, at fair value:
      Fixed maturities
         (amortized cost $18,240,603 in
         1995 and $14,709,820 in 1994)           $ 21,385,223   $ 15,530,694
      Equity securities
         (cost $76,864 in 1995 and
         $71,585 in 1994)                              93,309         84,373
   Mortgage loans on real estate                       23,488         25,104
   Other long-term investments                          4,868          5,038
   Short-term investments                             454,292        330,916
                                                 ------------   ------------
   Total investments                               21,961,180     15,976,125

Cash                                                   11,667         17,643
Receivables, primarily premiums                       356,338        298,482
Receivables for securities sold                        68,892          5,266
Accrued investment income                             279,929        220,757
Deferred policy acquisition costs                   2,894,343      2,402,869
Property and equipment, net                           659,920        580,247
Securities held as collateral for
   loaned securities                                1,151,189        556,937
Intangible assets, net                                107,728        109,865
Other                                                 135,988        118,888
                                                 ------------   ------------
   Total assets                                  $ 27,627,174   $ 20,287,079
                                                 ============   ============

See accompanying notes to consolidated financial statements.

(continued)

                  AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
        (In thousands, except for per-share amounts - Unaudited)

                                                  June 30,     December 31,
                                                    1995           1994
                                               ------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Policy liabilities:
      Future policy benefits                   $ 20,206,765   $ 14,586,171
      Unpaid policy claims                        1,151,562        929,350
      Unearned premiums                             375,131        339,514
      Other policyholders' funds                    186,671        151,572
                                               ------------   ------------
      Total policy liabilities                   21,920,129     16,006,607
   Notes payable                                    269,521        184,901
   Income taxes, primarily deferred               1,701,151      1,392,441
   Payables for return of collateral on
      loaned securities                           1,151,189        556,937
   Payables for security transactions                29,414         46,371
   Other                                            374,376        348,055
                                               ------------   ------------
   Total liabilities                             25,445,780     18,535,312
                                               ------------   ------------
Shareholders' equity:
   Common stock of $.10 par value.  Authorized
      175,000; issued 104,174 in 1995 and
      104,000 in 1994                                10,417         10,400
   Additional paid-in capital                       200,748        198,099
   Unrealized foreign currency
      translation gains                             225,884        174,091
   Unrealized gains on securities
      available for sale                            538,293        228,844
   Retained earnings                              1,431,016      1,277,487
   Treasury stock                                  (223,784)      (135,776)
   Notes receivable for stock purchases              (1,180)        (1,378)
                                               ------------   ------------
   Total shareholders' equity                     2,181,394      1,751,767
                                               ------------   ------------
   Total liabilities and shareholders' equity  $ 27,627,174   $ 20,287,079
                                               ============   ============
Shareholders' equity per share                 $      22.34   $      17.58
                                               ============   ============
Shares outstanding at end of period                  97,642         99,636
                                               ============   ============

See accompanying notes to consolidated financial statements.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
(In thousands, except for                             Three Months Ended June 30,            Six Months Ended June 30,
 per-share amounts - Unaudited)                       ---------------------------           ---------------------------
                                                         1995            1994                  1995            1994
Revenues:                                             -----------     -----------           -----------     -----------
  Premiums, principally supplemental
   health insurance                                   $ 1,634,094     $ 1,254,911           $ 3,085,866     $ 2,434,032
  Net investment income                                   274,010         203,327               513,043         395,249
  Realized investment gains (losses)                         (435)           (929)                  149             (97)
  Other income                                             25,102          23,894                47,389          44,001
                                                      -----------     -----------           -----------     -----------
        Total revenues                                  1,932,771       1,481,203             3,646,447       2,873,185
                                                      -----------     -----------           -----------     -----------
Benefits and expenses:
  Benefits and claims                                   1,355,114       1,027,403             2,560,060       1,989,539
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                     44,492          35,098                82,833          66,624
    Insurance commissions                                 214,832         166,358               407,274         322,103
    Insurance expenses                                    115,197          93,950               211,948         185,023
    Interest expense                                        4,419           3,417                 8,010           6,124
    Capitalized interest on building construction               -               -                     -          (2,419)
    Other operating expenses                               38,792          34,440                70,456          63,689
                                                      -----------     -----------           -----------     -----------
        Total acquisition and
        operating expenses                                417,732         333,263               780,521         641,144
                                                      -----------     -----------           -----------     -----------
        Total benefits and expenses                     1,772,846       1,360,666             3,340,581       2,630,683
                                                      -----------     -----------           -----------     -----------
        Earnings before income taxes                      159,925         120,537               305,866         242,502

Income taxes                                               67,009          51,159               128,077         103,167
                                                      -----------     -----------           -----------     -----------
        Net earnings                                  $    92,916     $    69,378           $   177,789     $   139,335
                                                      ===========     ===========           ===========     ===========
        Net earnings per share                        $       .92     $       .67           $      1.75     $      1.34
                                                      ===========     ===========           ===========     ===========
Shares used in computing earnings per share               101,140         102,794               101,523         103,851
                                                      ===========     ===========           ===========     ===========
Cash dividends per share                              $       .13     $      .115           $      .245     $      .215
                                                      ===========     ===========           ===========     ===========

See accompanying notes to consolidated financial statements.


                  AFLAC INCORPORATED AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
                      (In thousands - Unaudited)
                                                   Six Months Ended June 30,
                                                       1995         1994
  Common stock:                                    -------------------------
     Balance at beginning of year                   $   10,400   $   10,371
     Exercise of stock options                              17            7
                                                     ---------    ---------
     Balance at end of period                           10,417       10,378
                                                     ---------    ---------
  Additional paid-in capital:
     Balance at beginning of year                      198,099      195,730
     Exercise of stock options                           1,939          568
     Gain on treasury stock reissued                       710            -
                                                     ---------    ---------
     Balance at end of period                          200,748      196,298
                                                     ---------    ---------
  Unrealized foreign currency translation gains:
     Balance at beginning of year                      174,091      123,294
     Change in unrealized translation gains
      during year, net of income taxes                  51,793       56,145
                                                     ---------    ---------
     Balance at end of period                          225,884      179,439
                                                     ---------    ---------
  Unrealized gains (losses) on securities
   available for sale:
     Balance at beginning of year                      228,844       14,811
     Change in unrealized gains (losses)
      during year, net of income taxes                 309,449     (198,921)
     Cumulative effect of accounting change
      adopted January 1, 1994 (SFAS 115),
      net of income taxes                                    -      461,478
                                                     ---------    ---------
     Balance at end of period                          538,293      277,368
                                                     ---------    ---------
  Retained earnings:
     Balance at beginning of year                    1,277,487    1,029,625
     Net earnings                                      177,789      139,335
     Cash dividends on common stock
        ($.245 per share in 1995, $.215 per
        share in 1994)                                 (24,260)     (21,915)
                                                     ---------    ---------
     Balance at end of period                        1,431,016    1,147,045
                                                     ---------    ---------
  Treasury stock:
     Balance at beginning of year                     (135,776)      (6,568)
     Purchases of treasury stock (2,284 shares
      in 1995 and 2,965 shares in 1994)                (91,692)     (89,894)
     Shares issued to sales associates stock plan        3,684            -
                                                     ---------    ---------
     Balance at end of period                         (223,784)     (96,462)
                                                     ---------    ---------
  Notes receivable for stock purchases                  (1,180)      (1,421)
                                                     ---------    ---------
     Total shareholders' equity                     $2,181,394   $1,712,645
                                                     =========    =========
See accompanying notes to consolidated financial statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                              -----------------------------
                                                   1995             1994
                                              ------------     ------------

Cash flows from operating activities:
   Net earnings                               $   177,789      $   139,335
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Increase in policy liabilities            1,259,901          987,797
      Increase in deferred income taxes            35,271           38,883
      Decrease in income taxes payable            (44,623)         (42,657)
      Increase in deferred policy
         acquisition costs                       (131,115)        (118,127)
      Increase in receivables                     (15,704)         (16,965)
      Other, net                                   99,347           78,016
                                              -----------      -----------
        Net cash provided by operating
            activities                          1,380,866        1,066,282
                                              -----------      -----------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed-maturity securities matured
         or called                                356,788          121,345
      Fixed-maturity securities sold              353,379          451,713
      Equity securities                             9,316           17,153
      Mortgage loans, net                           2,364           30,852
   Costs of investments acquired:
      Fixed-maturity securities                (1,980,425)      (1,239,091)
      Equity securities                           (10,394)         (24,131)
      Short-term, net                             (77,857)        (202,747)
   Additions to property and equipment, net       (10,429)        (170,026)
                                              -----------      -----------
        Net cash used by investing activities  (1,357,258)      (1,014,932)
                                              -----------      -----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                              -----------------------------
                                                   1995             1994
                                              ------------     ------------

Cash flows from financing activities:
   Proceeds from borrowings                        87,000           75,002
   Principal payments under debt obligations      (11,315)          (8,053)
   Dividends paid to shareholders                 (24,260)         (21,915)
   Purchases of treasury stock                    (91,692)         (89,894)
   Treasury stock reissued                          4,394                -
   Other, net                                       1,956              575
                                              -----------      -----------
         Net cash used by financing
            activities                            (33,917)         (44,285)
                                              -----------      -----------
Effect of exchange rate changes on cash             4,333            3,441
                                              -----------      -----------
         Net change in cash                        (5,976)          10,506
Cash at beginning of year                          17,643           23,413
                                              -----------      -----------
Cash at end of period                         $    11,667      $    33,919
                                              ===========      ===========


Supplemental disclosures of cash flow information:
   Cash payments during the year for:
     Interest on debt obligations             $     6,962      $     5,284
     Income taxes                                  80,275           78,757

   Non-cash financing activities included capital lease obligations incurred for computer equipment totalling $2,166 in 1995 and $12,840 in 1994.



See accompanying notes to consolidated financial statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of June 30, 1995, and the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and changes in shareholders' equity and cash flows for the six months ended June 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information on accounting policies and other financial statement disclosures, refer to the Notes to the Consolidated Financial Statements included in the Company's annual report to shareholders for the year ended December 31, 1994.

2. In February 1995, the Company's board of directors authorized the purchase of up to an additional 4.6 million shares of the Company's common stock. In total, the board of directors has authorized the purchase of up to
9.2 million shares. There were 2.3 million shares and 3.0 million shares purchased during the six months ended June 30, 1995 and 1994, respectively. Through June 30, 1995, 6.5 million shares had been purchased under the repurchase authorizations. At June 30, 1995, 6.5 million shares were held in the treasury at a cost of $223.8 million.

     The shares purchased during the first half of 1995 were financed with available cash and borrowings under an outstanding revolving credit and term note agreement. The terms of the revolving credit and term note agreement were for up to $150 million with interest at LIBOR plus 50 basis points. On June 30, 1995 the revolving credit and term note agreement was amended to $250 million with interest at LIBOR plus 27.5 basis points. Principal payments on the amended loan are payable over five years beginning in June 1996. The loan agreement contains various covenants, one of which requires the Company to maintain a minimum consolidated shareholders' equity of $1.0 billion.

     As of June 30, 1995, bank borrowings of $146 million were outstanding in connection with the share purchase program at the current interest rate of 6.4%. Interest expense related to the stock repurchase program for the six months ended June 30, 1995 and 1994 was $2.8 million and $1.0 million, respectively.

3. AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. The securities are loaned to major securities firms. At June 30, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.2 billion at
market value.   The Company's security lending policy requires that the fair value of the securities received as collateral be greater than or equal to 105% of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter. Bond market quotations are used to determine the fair value (carrying value) of the collateral asset and related liability.

4. The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs have been awarded against other insurers in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company does not believe the outcome of any pending litigation will have a material adverse effect on the financial position of the Company.

     The Internal Revenue Service has proposed adjustments to the Company's U.S. consolidated federal income tax returns for the years 1989 through 1991. The proposed adjustments relate primarily to the computation of foreign source income for purposes of the foreign tax credit that, if upheld, would have a significant effect on the Company's operating results. Management does not agree with the proposed tax issues and is vigorously contesting them.
Although the final outcome is uncertain, the Company believes its position will prevail and that the ultimate liability will not materially impact the consolidated financial statements.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1995 and 1994 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 10.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1995, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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



                                                  KPMG PEAT MARWICK LLP







July 24, 1995

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
                                        SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                                          (In millions)

                                              Three Months Ended June 30,                  Six Months Ended June 30,
                                         --------------------------------------      --------------------------------------
                                         Percentage Change                           Percentage Change
                                           Over Previous                               Over Previous
                                              Period           1995      1994             Period           1995      1994
                                         -----------------   ------------------      -----------------   ------------------
Insurance operations (excluding
 realized investment gains and losses):

  AFLAC Japan.....................             30.6%         $152.0     $116.4              26.0%        $285.8     $226.9

  AFLAC U.S.......................             20.1            25.9       21.6              21.9           51.2       42.0

  Other foreign...................                               .1        (.9)                             (.1)      (1.1)
                                                             ------     ------                           ------     ------
   Total insurance................             29.8           178.0      137.1              25.8          336.9      267.8

Realized investment
 gains (losses)...................                              (.4)       (.9)                              .1        (.1)

Broadcast division................              8.3             6.5        6.0              13.1           10.5        9.2

Interest expense,
 noninsurance operations..........                             (3.3)      (2.5)                            (5.9)      (4.5)

Capitalized interest,
 building construction............                                -          -                                -        2.4

Parent company, other operations
 and eliminations.................             (8.8)          (20.9)     (19.2)            (10.6)         (35.7)     (32.3)
                                                             ------     ------                           ------     ------
   Earnings before income taxes...             32.7           159.9      120.5              26.1          305.9      242.5

Income taxes......................                             67.0       51.1                            128.1      103.2
                                                             ------     ------                           ------     ------
   Net earnings...................             33.9         $  92.9    $  69.4              27.6        $ 177.8    $ 139.3
                                                             ======     ======                           ======     ======

                                                           12

     Net earnings increased 33.9% for the three months ended June 30, 1995 and 27.6% for the six months ended June 30, 1995, compared with the respective periods in 1994. The increases primarily resulted from strong earnings from our core insurance operations in Japan and the United States and improved results by the Broadcast Division. Partially offsetting the increases were additional interest expense primarily related to the Company's stock repurchase program and higher corporate expenses. Also partially offsetting the increase for the six months was the absence of capitalized interest in 1995 due to completion in early 1994 of the Company's administrative office building in Japan.

     The increases in reported results in U.S. dollars for AFLAC Japan and consolidated earnings for both the three months and six months ended June 30, 1995 were aided by favorable currency translations from yen to dollars. The continued strength of the Japanese yen caused our yen-based earnings to be translated for reporting purposes into a greater amount of dollars when compared with the results for each preceding period. The strengthening of the yen benefited operating earnings (excluding realized investment gains/losses) by approximately $.14 per share for the three months ended June 30, 1995, and $.21 per share for the six months ended June 30, 1995. Excluding the benefit of the stronger yen, operating earnings per share increased 14.7% for the three months ended June 30, 1995, and increased 14.9% for the six months ended June 30, 1995, compared with the respective periods in 1994.

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 7.6% for the three months ended June 30, 1995, compared with the second quarter of 1994 and increased 8.0% for the six months ended June 30, 1995, compared with the six months ended June 30, 1994. The reported U.S. dollar results for AFLAC Japan were affected by the favorable average yen-to-dollar exchange rate of 90.39 for the six months ended June 30, 1995, compared with 105.54 for the first six months of 1994. As a result, percentage increases in U.S. dollars for AFLAC Japan's pretax operating earnings were 30.6% for the three months ended June 30, 1995, compared with the second quarter of 1994 and 26.0% for the six months ended June 30, 1995, compared with the six months ended June 30, 1994.

     AFLAC Japan repatriated profits to AFLAC U.S. of $132.9 million in 1994, $97.9 million in 1993, and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $2.4 million and $1.2 million for the three months ended June 30, 1995 and 1994, respectively and $5.0 million and $2.5 million for the six months ended June 30, 1995 and 1994, respectively.

     In July 1995, AFLAC Japan repatriated profits to AFLAC U.S. of $140.5 million (11.9 billion yen). At June 30, 1995 the Company had approximately $135.7 million in short-term forward foreign exchange contracts outstanding related to this profit transfer. These contracts closed in July with an immaterial gain.

     During the second quarter, AFLAC purchased 1.8 million shares of its
common stock.    The Company has bought a total of 6.5 million shares (through
June 30, 1995) since the inception of the share repurchase program in February 1994. The program increased earnings per share for the first six months and second quarter of 1995 by an immaterial amount.

AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the fourth largest life insurance company in Japan in terms of individual policies in force.

  The transfer of profits from 1992 through 1994 from AFLAC Japan to AFLAC U.S. distorted comparisons of operating results between periods. The following AFLAC Japan summary of operations tables present investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between periods. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1994.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                         THREE MONTHS ENDED JUNE 30,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................         $ 1,418.2       $ 1,054.2
Investment income, as adjusted*.....             254.1           185.3
Other income........................                .5              .5
                                             ---------       ---------
  Total revenues, as adjusted*......           1,672.8         1,240.0
                                             ---------       ---------
Benefits and claims.................           1,220.2           900.3
Operating expenses..................             295.7           221.1
                                             ---------       ---------
  Total benefits and expenses.......           1,515.9         1,121.4
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             156.9           118.6
Investment income applicable to
 profit repatriations...............              (4.9)           (2.2)
                                             ---------       ---------
    Pretax operating earnings.......         $   152.0       $   116.4
                                             =========       =========
-----------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1995      1994        1995      1994
                                 ----------------      ----------------
Percentage increases
 over previous period:
  Premium income..............    34.5%     22.3%       10.7%     14.6%
  Investment income*..........    37.1      21.1        13.0      13.3
  Total revenues*.............    34.9      22.1        11.0      14.3
  Pretax operating earnings*..    32.3      18.5         9.0      10.9

  Pretax operating earnings...    30.6      17.0         7.6       9.5
-----------------------------------------------------------------------------
                                                In Dollars
                                             1995        1994
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        72.9%       72.6%
  Operating expenses.................        17.7        17.8
  Pretax operating earnings..........         9.4         9.6

Ratio of pretax operating earnings
  to total reported revenues.........         9.1         9.4
------------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $4.9 million in 1995 and $2.2 million in 1994, foregone due to profit repatriations.
==============================================================================

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                         SIX MONTHS ENDED JUNE 30,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................         $ 2,656.1       $ 2,035.8
Investment income, as adjusted*.....             473.6           359.8
Other income........................               1.7             1.7
                                             ---------       ---------
  Total revenues, as adjusted*......           3,131.4         2,397.3
                                             ---------       ---------
Benefits and claims.................           2,291.9         1,738.4
Operating expenses..................             544.5           427.7
                                             ---------       ---------
  Total benefits and expenses.......           2,836.4         2,166.1
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             295.0           231.2
Investment income applicable to
 profit repatriations...............              (9.2)           (4.3)
                                             ---------       ---------
    Pretax operating earnings.......         $   285.8       $   226.9
                                             =========       =========
-----------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1995      1994        1995      1994
                                 ----------------      ----------------
Percentage increases
 over previous period:
  Premium income..............   30.5%     24.8%       11.7%     14.0%
  Investment income*..........   31.6      24.3        12.8      13.5
  Total revenues*.............   30.6      24.7        11.9      13.9
  Pretax operating earnings*..   27.6      21.0         9.4      10.4

  Pretax operating earnings...   26.0      19.4         8.0       9.0
-----------------------------------------------------------------------------
                                                In Dollars
                                             1995        1994
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        73.2%       72.6%
  Operating expenses.................        17.4        17.8
  Pretax operating earnings..........         9.4         9.6

Ratio of pretax operating earnings
  to total reported revenues.........         9.1         9.5
------------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $9.2 million in 1995 and $4.3 million in 1994, foregone due to profit repatriations.
==============================================================================

     The yen continued to appreciate against the dollar in the second quarter. The average exchange rate for the first six months of 1995 was 90.39, which was 16.8% stronger than the average rate of 105.54 for the first six months of 1994. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The average exchange rate for the full year 1994 was 102.26.

     The increase in premium income was due to sales of new policies, the conversion of existing policies to policies with higher benefits and premiums, continued excellent policy persistency and, in dollars, the stronger yen rate. New annualized premium sales, excluding conversions, increased 18.9% in yen for the three months ended June 30, 1995 and 14.2% in yen for the six months ended June 30, 1995 compared with the respective periods in 1994. Total new sales, including conversions of older policies to newer policies, increased 21.5% in dollars (3.2% in yen) for the first six months of 1995 and 28.3% in dollars (4.6% in yen) for the quarter ended June 30, 1995. Total sales in the first half of 1994 were especially strong due to sales associates' efforts to sell cancer policies prior to the rate increase after July 1, 1994. Sales for the first half of 1994, including conversions, increased 30.6% in yen compared with the first half of 1993. Sales leveled out in the second half of 1994 and increased 10% for the year compared with the year 1993. Management's goal is to increase new sales, excluding conversions, by 10% in yen for the year 1995.

     Care sales for the first half of 1995 were especially strong, almost double the sales volume of the same period a year ago, due to sales associates' efforts to sell care policies prior to an anticipated 10% rate increase in the fourth quarter of 1995. During the second quarter, we began initial sales efforts for our two new products - a living benefit life plan and a supplemental medical policy. However, we do not expect significant results from these products until the larger payroll groups begin their sales campaigns in the fourth quarter.

     Investment income, which is affected by available cash flow from operations and investment yields achievable on new investments, increased during both the three months and six months ended June 30, 1995, compared with the respective periods of 1994, despite investment yields that have generally decreased.

     Following the sharp rise in the value of the yen, the level of available investment yields on yen-denominated securities experienced a steep decline. For example, the yield on a composite of 10-year Japanese government bonds declined from a high of 3.72% in April 1995 to a low of 2.71% in June.
Despite a slight rise in yields since the end of the quarter, the depressed interest rate environment in Japan currently makes it very difficult to invest AFLAC Japan's huge cash flows at attractive yields.

     During the second quarter, we invested approximately 93% of our funds available for investment activities in yen-denominated securities at an average yield to maturity of 4.12%. Including dollar-denominated purchases, the blended new money yield to maturity for the quarter was 4.35%. As of July 10, 1995, the Company had invested or committed to invest approximately 66% of the estimated 1995 annual cash flow at an average yield to maturity of 4.98%.

     The yield to maturity on AFLAC Japan's fixed income portfolio declined from 6.14% at year-end to 6.06% at the end of the first quarter and 6.00% at the end of the second quarter. The return on average invested assets was 5.87% for the first six months, compared with 6.03% for the first six months of 1994 and 6.00% for the full year 1994.

     AFLAC Japan's results continue to reflect the pattern that has developed during the last several years of slightly higher benefit ratios somewhat offset by lower expense ratios. The increase in the benefit ratio reflects the strengthening of policy liabilities to provide for lower assumed interest rates and the increase in claims experience due to fewer policy lapses.



AFLAC U.S.

     AFLAC U.S. pretax operating results improved substantially, assisted by additional investment income earned on profit transfers received from AFLAC Japan. AFLAC U.S. in turn increased dividend payments to the Parent Company in the amounts of $10.8 million in the first six months of 1995, and $51.9 million and $10.1 million for the full years 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1994 has been reclassified in the following presentation in order to improve comparability between periods.

                                    AFLAC U.S.
                           SUMMARY OF OPERATING RESULTS


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
 (In millions)                         1995     1994          1995     1994
                                    ------------------     ------------------
Premium income...................   $ 211.8   $ 196.3      $ 421.5   $ 389.3
Investment income, as adjusted*..      19.4      17.0         38.0      33.4
Other income.....................        .2       1.3           .6       1.6
                                     ------    ------       ------    ------
  Total revenues, as adjusted*...     231.4     214.6        460.1     424.3
                                     ------    ------       ------    ------
Benefits and claims..............     131.9     123.3        261.9     244.1
Operating expenses...............      77.7      72.0        155.2     142.7
                                     ------    ------       ------    ------
  Total benefits and expenses....     209.6     195.3        417.1     386.8
                                     ------    ------       ------    ------
    Pretax operating earnings,
     as adjusted*................      21.8      19.3         43.0      37.5
Investment income applicable to
 profit repatriations............       4.1       2.3          8.2       4.5
                                     ------    ------       ------    ------
    Pretax operating earnings....   $  25.9   $  21.6      $  51.2   $  42.0
                                     ======    ======       ======    ======
-----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................       7.9%      9.9%         8.3%     10.3%
  Investment income*.............      14.4       9.3         14.0       9.0
  Total revenues*................       7.8      10.2          8.4      10.2
  Pretax operating earnings*.....      12.9      12.3         14.7      11.9

  Pretax operating earnings......      20.1      20.4         21.9      20.4
-----------------------------------------------------------------------------
Ratios to total revenues,
 as adjusted:*
  Benefits and claims............      57.0%     57.5%        56.9%     57.6%
  Operating expenses.............      33.6      33.5         33.7      33.6
  Pretax operating earnings......       9.4       9.0          9.4       8.8

Ratio of pretax operating earnings
 to total reported revenues......      11.2      10.0         11.1       9.9
------------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended June 30, 1995 and 1994 of $4.1 million and $2.3 million, respectively, and for the six months ended June 30, 1995 and 1994 of $8.2 million and $4.5 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
==============================================================================

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

     At the same time, management expects the operating expense ratio, excluding discretionary advertising, to decline in the future due to continued improvements in policy persistency and operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to discretionary national advertising programs without significantly affecting the operating expense ratio. The Company's advertising expense was $7.5 million and $6.0 million for the six months ended June 30, 1995 and 1994, respectively, or 1.6% of revenues in 1995 and 1.4% of revenues in 1994. Management expects the pretax operating profit margin, which was 9.0% for the year 1994 excluding the effect of repatriation, to range between 9.0% and 9.5% for the year 1995.

     The increase in premium income was due to an increase in new sales over the last 12 months and some improvement in persistency for several of our lines of business. Total new annualized premium sales continued to grow at a double-digit pace, increasing 10.8% for the quarter. For the six months, new sales increased 11.8%. These results reflect strong sales of new products and the de-emphasis of Medicare supplement sales, our lowest margin product. Excluding Medicare supplement sales, total new annualized premium sales rose 19.3% for the first six months of the year. Management expects new policy sales to increase by 10% to 15% for the year.

     The increase in investment income was primarily due to the continued strong cash flow from operations. During the second quarter, available cash flow was invested at an average yield-to-maturity of 7.67% compared with 7.71% during the second quarter of 1994. The overall return on average invested assets, net of investment expenses, was flat for the first six months of 1995 over 1994, 7.38% versus 7.39%.



ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1994, the financial condition of the Company has remained strong. Investments have continued to grow and consist of high-quality securities.

     Due to the relative size of AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at June 30, 1995, of 84.65 yen to one U.S. dollar, strengthened 18.0% compared to the exchange rate of 99.85 as of December 31, 1994. Management estimates that the stronger yen rate increased invested assets by $3.0 billion and total assets by $3.7 billion, while increasing total liabilities by $3.6 billion over the amounts that would have been reported based on the exchange rate as of December 31, 1994.

     Under the provisions of SFAS No. 115, which was adopted January 1, 1994, fixed-maturity securities available for sale are carried at fair value. Previously, fixed-maturity securities were carried at amortized cost.

     Since December 31, 1994, total invested assets, including the effect of SFAS No. 115, have increased $6.0 billion, or 37.4%. AFLAC Japan invested assets increased $5.8 billion (39.3%), while AFLAC U.S. invested assets increased $174.0 million (13.9%). Since December 31, 1994, total invested assets, excluding the effect of SFAS No. 115, have increased $3.7 billion, or 24.1%. AFLAC Japan invested assets increased $3.6 billion (25.7%), while AFLAC U.S. invested assets increased $75.7 million (5.8%). The continued growth in assets reflects the strength of the Company's primary business, the substantial cash flows from operations, the strong new annualized premium sales by AFLAC U.S., the substantial renewal premiums collected by AFLAC Japan and the stronger yen.

     The net unrealized gains of $3.1 billion on investments in fixed-maturity securities at June 30, 1995, consisted of $3.2 billion in gross unrealized gains and $20.0 million in gross unrealized losses. During 1995, net unrealized gains increased by $2.3 billion, which was primarily due to the decrease in general-market interest rates in Japan and the United States. AFLAC Japan unrealized gains increased $2.2 billion with $465.5 million related to the stronger yen rate at June 30, 1995. AFLAC U.S. unrealized gains increased $98.3 million since December 31, 1994.

     Deferred policy acquisition costs increased $491.5 million, or 20.5% during the first six months of 1995. AFLAC Japan deferred policy acquisition costs increased $472.2 million, or 24.2% (5.3% in yen), with approximately $103.2 million related to operations and $369.0 million related to the stronger yen rate at June 30, 1995. AFLAC U.S. deferred policy acquisition costs increased $19.2 million, or 4.3%, during the same period.

     Policy liabilities increased $5.9 billion, or 36.9%, during the first six months of 1995. AFLAC Japan increased $5.8 billion, or 40.1% (18.8% in yen), and AFLAC U.S. increased $61.4 million, or 4.4%. The stronger yen rate increased reported policy liabilities by $3.1 billion. Other increases in policy liabilities are due to the addition of new business, the aging of policies in force and the effect of SFAS No. 115.

     Under SFAS No. 115, a portion of the unrealized gains on fixed-maturity securities available for sale has been credited to policy liabilities at June 30, 1995. At June 30, 1995 this amount is $2.2 billion, an increase of $1.9 billion (including $341.7 million of unrealized foreign exchange) since December 31, 1994. The amount credited to policy liabilities represents gains that would not inure to the benefit of the shareholders, if such gains were actually realized.

     The income tax liability increased by $308.7 million, or 22.2%, since December 31, 1994. The increase is due to the stronger yen, plus the recognition of income taxes on unrealized gains on securities available for sale, plus income taxes on earnings for the six months, less payments for current taxes.

     Shareholders' equity increased $429.6 million during the first six months of 1995. The increase is primarily due to an increase in unrealized gains on securities available for sale of $309.4 million and net earnings of $177.8 million. For further information on the changes in shareholders' equity, see the accompanying consolidated statements of shareholders' equity.

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

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese
Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Annual payments are made from AFLAC Japan for management fees to the Parent Company, and allocated expenses and remittances of earnings to AFLAC U.S. Total funds received from AFLAC Japan were $18.1 million in the first six months of 1995 and $167.9 million and $133.4 million in the full years 1994 and 1993, respectively. In July, 1995, AFLAC Japan repatriated profits to AFLAC U.S.
in the amount of $140.5 million. During the last two years, the MOF has developed solvency standards, a version of risk-based capital requirements, as part of its long-term deregulation process. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the notes to the consolidated financial statements in the Company's annual report to shareholders for the year ended December 31, 1994.

     For information regarding proposed tax adjustments by the Internal Revenue Service and pending litigation, see Note 4 of the accompanying notes to the consolidated financial statements.

     The board of directors has declared a third quarter cash dividend of $.13 per share. The dividend is payable on September 1, 1995, to shareholders of record at the close of business on August 18, 1995.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business in the United States involving insurance sales practices and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs have been awarded against other insurers in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company does not believe the outcome of any pending litigation will have a material adverse effect on the financial position of the Company.


ITEMS 2, 3, 4 and 5

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

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

          27   - Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFLAC INCORPORATED



Date:    August 8, 1995                      /s/ KRISS CLONINGER, III
     ------------------------               ---------------------------------
                                               KRISS CLONINGER, III
                                             Executive Vice President;
                                                  Treasurer and
                                              Chief Financial Officer





Date:    August 8, 1995                      /s/ NORMAN P. FOSTER
     ------------------------               ---------------------------------
                                               NORMAN P. FOSTER
                                             Executive Vice President,
                                               Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27 - Financial Data Schedule (electronic filing only)