Form 10-Q
period 1995-09-30
AFLAC INC
filed 1995-11-09
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934



                   For the quarter ended September 30, 1995
                          Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                            November 3, 1995
----------------------------                             ------------------
Common Stock, $.10 Par Value                              94,752,640 shares

                        AFLAC INCORPORATED AND SUBSIDIARIES

                                       INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          September 30, 1995, and December 31, 1994..............        1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1995 and 1994
         Nine Months Ended September 30, 1995 and 1994...........        3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 1995 and 1994...........        4

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1994...........        5

       Notes to Consolidated Financial Statements................        7

       Review by Independent Certified Public
         Accountants.............................................       10

       Independent Auditors' Report..............................       11


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............       12


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................       24


      Item 6.  Exhibits and Reports on Form 8-K..................       24



Items other than those listed above are omitted because they are not required or are not applicable.

                         Part I.  Financial Information

                       AFLAC INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           (In thousands - Unaudited)

                                                September 30,  December 31,
                                                    1995           1994
                                                ------------   ------------
ASSETS
Investments:
   Securities available for sale, at fair value:
      Fixed maturities
         (amortized cost, $16,593,479 in
         1995 and $14,709,820 in 1994)         $ 19,385,647   $ 15,530,694
      Equity securities
         (cost, $74,199 in 1995 and
         $71,585 in 1994)                            99,535         84,373
   Mortgage loans on real estate                     21,459         25,104
   Other long-term investments                        4,865          5,038
   Short-term investments                           497,459        330,916
                                               -------------  -------------
   Total investments                             20,008,965     15,976,125

Cash                                                 18,060         17,643
Receivables, primarily premiums                     325,209        303,748
Accrued investment income                           210,409        220,757
Deferred policy acquisition costs                 2,596,078      2,402,869
Property and equipment, net                         572,476        580,247
Securities held as collateral for
   loaned securities                                980,940        556,937
Intangible assets, net                              106,665        109,865
Other                                               121,959        118,888
                                               -------------  -------------
   Total assets                                $ 24,940,761   $ 20,287,079
                                               =============  =============

See accompanying Notes to Consolidated Financial Statements.

(continued)

                  AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
        (In thousands, except for per-share amounts - Unaudited)

                                               September 30,   December 31,
                                                    1995           1994
                                               -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Policy liabilities:
      Future policy benefits                   $ 18,130,146   $ 14,586,171
      Unpaid policy claims                        1,055,956        929,350
      Unearned premiums                             333,996        339,514
      Other policyholders' funds                    172,610        151,572
                                               -------------  -------------
      Total policy liabilities                   19,692,708     16,006,607
   Notes payable                                    352,437        184,901
   Income taxes, primarily deferred               1,444,204      1,392,441
   Payable for return of collateral on
      loaned securities                             980,940        556,937
   Payables for security transactions                25,048         46,371
   Other                                            385,242        348,055
                                               -------------  -------------
   Total liabilities                             22,880,579     18,535,312
                                               -------------  -------------
Shareholders' equity:
   Common stock of $.10 par value.  Authorized
      175,000; issued 104,208 in 1995 and
      104,000 in 1994                                10,421         10,400
   Additional paid-in capital                       201,398        198,099
   Unrealized foreign currency
      translation gains                             213,306        174,091
   Unrealized gains on securities
      available for sale                            471,501        228,844
   Retained earnings                              1,506,617      1,277,487
   Treasury stock                                  (341,949)      (135,776)
   Notes receivable for stock purchases              (1,112)        (1,378)
                                               -------------  -------------
   Total shareholders' equity                     2,060,182      1,751,767
                                               -------------  -------------
   Total liabilities and shareholders' equity  $ 24,940,761   $ 20,287,079
                                               =============  =============
Shareholders' equity per share                 $      21.72   $      17.58
                                               =============  =============
Shares outstanding at end of period                  94,835         99,636
                                               =============  =============

See accompanying Notes to Consolidated Financial Statements.









                                      2


                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
 (In thousands, except for                           Three Months Ended September 30,     Nine Months Ended September 30,
 per-share amounts - Unaudited)                     --------------------------------     -------------------------------
                                                        1995                1994             1995               1994
Revenues:                                           ------------        ------------     ------------       ------------
  Premiums, principally supplemental
   health insurance                                 $ 1,531,396         $ 1,362,309      $ 4,617,262        $ 3,796,341
  Net investment income                                 259,125             217,298          772,168            612,547
  Realized investment gains (losses)                        (64)               (248)              85               (345)
  Other income                                           21,261              22,152           68,650             66,153
                                                    ------------        ------------     ------------       ------------
        Total revenues                                1,811,718           1,601,511        5,458,165          4,474,696
                                                    ------------        ------------     ------------       ------------
Benefits and expenses:
  Benefits and claims                                 1,270,332           1,119,696        3,830,392          3,109,235
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                   41,016              41,138          123,849            107,762
    Insurance commissions                               202,562             181,731          609,836            503,834
    Insurance expenses                                  109,856              91,916          321,804            276,939
    Interest expense                                      4,086               3,794           12,096              9,918
    Capitalized interest on building construction             -                   -                -             (2,419)
    Other operating expenses                             32,135              33,724          102,591             97,413
                                                    ------------       ------------     ------------        ------------
        Total acquisition and
        operating expenses                              389,655             352,303        1,170,176            993,447
                                                    ------------       ------------     ------------        ------------
        Total benefits and expenses                   1,659,987           1,471,999        5,000,568          4,102,682
                                                    ------------       ------------     ------------        ------------
        Earnings before income taxes                    151,731             129,512          457,597            372,014

Income taxes                                             63,771              53,453          191,848            156,620
                                                    ------------       ------------     ------------        ------------
        Net earnings                                $    87,960        $     76,059     $    265,749        $   215,394
                                                    ============       ============     ============        ============
        Net earnings per share                      $       .89        $        .74     $       2.64        $      2.08
                                                    ============       ============     ============        ============
Shares used in computing earnings per share              98,436             102,812          100,484            103,513
                                                    ============       ============     ============        ============
Cash dividends per share                            $       .13        $       .115     $       .375        $       .33
                                                    ============       ============     ============        ============
See accompanying Notes to Consolidated Financial Statements.
                                                                3

                  AFLAC INCORPORATED AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
                      (In thousands - Unaudited)
                                             Nine Months Ended September 30,
                                                    1995            1994
  Common stock:                                --------------  -------------
     Balance at beginning of year             $        10,400 $      10,371
     Exercise of stock options                             21            19
                                               --------------  ------------
     Balance at end of period                          10,421        10,390
                                               --------------  ------------
  Additional paid-in capital:
     Balance at beginning of year                     198,099       195,730
     Exercise of stock options                          2,313         1,319
     Gain on treasury stock reissued                      986           118
                                               --------------  ------------
     Balance at end of period                         201,398       197,167
                                               --------------  ------------
  Unrealized foreign currency translation gains:
     Balance at beginning of year                     174,091       123,294
     Change in unrealized translation gains
      during year                                      39,215        51,858
                                               --------------  ------------
     Balance at end of period                         213,306       175,152
                                               --------------  ------------
  Unrealized gains on securities
   available for sale:
     Balance at beginning of year                     228,844        14,811
     Change in unrealized gains (losses)
      during year, net of income taxes                242,657      (205,409)
     Cumulative effect of accounting change,
      adopted January 1, 1994 (SFAS 115),
      net of income taxes                                   -       461,478
                                               --------------  ------------
     Balance at end of period                         471,501       270,880
                                               --------------  ------------
  Retained earnings:
     Balance at beginning of year                   1,277,487     1,029,625
     Net earnings                                     265,749       215,394
     Cash dividends on common stock
        ($.375 per share in 1995, $.33 per
        share in 1994)                                (36,619)      (33,487)
                                               --------------  ------------
     Balance at end of period                       1,506,617     1,211,532
                                               --------------  ------------
  Treasury stock:
     Balance at beginning of year                    (135,776)       (6,568)
     Purchases of treasury stock (5,215 shares
      in 1995 and 3,819 shares in 1994)              (213,186)     (119,009)
     Shares issued to sales associates stock plan       7,013           938
                                               --------------  ------------
     Balance at end of period                        (341,949)     (124,639)
                                               --------------  ------------
  Notes receivable for stock purchases                 (1,112)       (1,401)
                                               --------------  ------------
     Total shareholders' equity               $     2,060,182 $   1,739,081
                                               ==============  ============
See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                              -----------------------------
                                                   1995             1994
                                              ------------     ------------

Cash flows from operating activities:
   Net earnings                               $   265,749      $   215,394
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Increase in policy liabilities            1,964,745        1,615,173
      Deferred income taxes                        44,455           57,473
      Decrease in income taxes payable             (5,862)         (47,703)
      Increase in deferred policy
         acquisition costs                       (188,326)        (196,507)
      Increase in receivables                     (26,572)         (42,833)
      Other, net                                  107,292          116,052
                                              ------------     ------------
         Net cash provided by operating
            activities                          2,161,481        1,717,049
                                              ------------     ------------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed-maturity securities matured
         or called                                451,706           61,303
      Fixed-maturity securities sold              515,920          788,222
      Equity securities                            17,978           37,676
      Mortgage loans, net                           3,683           34,288
      Other long-term, net                            173                -
   Costs of investments acquired:
      Fixed-maturity securities                (2,881,037)      (2,204,738)
      Equity securities                           (24,038)         (30,525)
      Other long-term, net                              -           (3,078)
      Short-term, net                            (174,312)        (127,824)
   Additions to property and equipment, net       (13,080)        (183,152)
                                              ------------     ------------
         Net cash used by investing
          activities                           (2,103,007)      (1,627,828)
                                              ------------     ------------

See accompanying Notes to Consolidated Financial Statements.

(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              -----------------------------
                                                   1995             1994
                                              ------------     ------------

Cash flows from financing activities:
   Proceeds from borrowings                       209,250           83,000
   Principal payments under debt obligations      (27,053)         (12,384)
   Dividends paid to shareholders                 (36,618)         (33,487)
   Purchases of treasury stock                   (213,186)        (119,009)
   Treasury stock reissued                          7,999            1,056
   Other, net                                       2,334            1,338
                                              ------------     ------------
         Net cash used by financing
            activities                            (57,274)         (79,486)
                                              ------------     ------------
Effect of exchange rate changes on cash              (783)           3,714
                                              ------------     ------------
         Net change in cash                           417           13,449
Cash at beginning of year                          17,643           23,413
                                              ------------     ------------
Cash at end of period                         $    18,060      $    36,862
                                              ============     ============


Supplemental disclosures of cash flow information:
   Cash payments during the year for:
     Interest on debt obligations             $    10,080      $     8,630
     Income taxes                                 153,381          145,932


   Non-cash financing activities included capital lease obligations incurred for computer equipment totaling $2,585 in 1995 and $13,594 in 1994.



See accompanying Notes to Consolidated Financial Statements.

                   AFLAC INCORPORATED AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of September 30, 1995, and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and changes in shareholders' equity and cash flows for the nine months ended September 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the financial statements included in the Company's annual report to shareholders for the year ended December 31, 1994.

2. In August 1995, the Company's board of directors authorized the purchase of up to an additional 5.0 million shares of the Company's common stock. In total, the board of directors has authorized the purchase of up to 14.2 million shares since the initiation of the repurchase program in February 1994. There were 5.2 million shares and 3.8 million shares purchased during the nine months ended September 30, 1995 and 1994, respectively. Through September 30, 1995, a total of 9.4 million shares had been purchased under the repurchase authorizations. At September 30, 1995,
9.4 million shares were held in the treasury at a cost of $341.9 million.

     The shares purchased during the first nine months of 1995 were financed with available cash and borrowings under revolving credit and term note agreements. The loan agreements were amended during 1995 to provide for borrowings up to $250 million in either U.S. dollars with interest at LIBOR plus 27.5 basis points or Japanese yen with interest at the Tokyo Interbank Offered Rate (TIBOR) plus 27.5 basis points. Principal payments are payable over five years beginning in June 1996. The loan agreement contains various covenants, one of which requires the Company to maintain a minimum consolidated shareholders' equity of $1.0 billion.

     In August 1995, all outstanding borrowings under the agreement were converted from dollar-denominated to yen-denominated loans. At September 30, 1995, bank borrowings of 23.9 billion yen ($239.3 million) were outstanding in connection with the share purchase program. Interest expense related to the share repurchase program for the nine months ended September 30, 1995 and 1994 was $4.3 million and $1.8 million, respectively.

     The Company has designated the yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the unrealized foreign currency translation gains component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at the spot exchange rates as of September 30, 1995. Interest expense was translated at average exchange rates for the period the borrowings were outstanding in 1995.

     In August 1995, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on this floating-rate long-term debt. The swaps have notional principal amounts which approximate the unpaid principal amount during the six-year loan period. Under these agreements, the Company makes fixed-rate interest payments at 2.46% and receives floating-rate payments in return. As of September 30, 1995, the floating rate based on three-month TIBOR was .92%. These transactions effectively change a portion of the Company's interest rate exposure from a floating rate to a fixed rate of 2.74% (including 27.5 basis point loan margin).

3. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company classifies all fixed-maturity securities as "available for sale." Such securities are carried at fair value rather than amortized cost. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity together with unrealized gains and losses on equity securities. This change in accounting method has no effect on net earnings.

     The effect of this accounting change on shareholders' equity was as follows:

  (In thousands)      September 30, 1995  December 31, 1994  January 1, 1994
                      ------------------  -----------------  ---------------
Investments             $  2,792,168        $    820,874      $   1,851,141
Policy liabilities        (2,034,172)           (315,599)        (1,088,633)
Deferred income taxes       (312,095)           (289,089)          (301,030)
                        ------------        ------------      -------------
Shareholders' equity,
 net unrealized gains
 on securities
 available for sale     $    445,901        $    216,186      $     461,478
                        ============        ============      =============

     The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

4. AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. Fixed-maturity securities owned by AFLAC Japan are loaned to major securities firms. At September 30, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.0 billion at market value. The Company's security lending policy requires that the fair value of the securities received as collateral be greater than or equal to 105% of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter. Bond market quotations are used to determine the fair value (carrying value) of the collateral asset and related liability.

5. The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs have been awarded against companies, including other insurers, in recent years. During the quarter, the Company settled certain litigation in Alabama related to an ancillary line of business. However, the settlement was not material to the Company's consolidated net earnings for the nine months ended September 30, 1995. Although the final results of any litigation cannot be predicted with certainty, the Company does not believe the outcome of any litigation still pending will have a material adverse effect on the financial position of the Company.

     The Internal Revenue Service has proposed adjustments to the Company's U.S. consolidated federal income tax returns for the years 1989 through 1991. The proposed adjustments relate primarily to the computation of foreign source income for purposes of the foreign tax credit that, if upheld, would have a significant effect on the Company's operating results. Management does not agree with the proposed tax issues and is vigorously contesting them. The final outcome is still undetermined. However, the Company believes its position will prevail and that the ultimate liability will not materially impact the consolidated financial statements.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 1995 and 1994 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 11.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1995, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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





October 25, 1995

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
                                        SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                           (In millions, except for per-share amounts)

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                         --------------------------------------      --------------------------------------
                                         Percentage Change                           Percentage Change
                                           Over Previous                               Over Previous
                                              Period           1995      1994             Period           1995      1994
                                         -----------------   ------------------      -----------------   ------------------
Insurance operations (excluding
 realized investment gains and losses):

  AFLAC Japan........................          14.6%         $ 140.0    $ 122.2             22.0%        $ 425.8    $ 349.1

  AFLAC U.S..........................           2.8             24.3       23.6             15.0            75.5       65.6

  Other foreign......................                            (.5)       (.1)                             (.6)      (1.2)
                                                              ------     ------                           ------     ------
   Total insurance...................          12.4            163.8      145.7             21.1           500.7      413.5

Realized investment gains (losses)...                            (.1)       (.2)                              .1        (.3)

Broadcast division...................          11.7              4.4        3.9             12.7            14.8       13.1

Interest expense,
 noninsurance operations.............                           (3.1)      (2.9)                            (9.0)      (7.4)

Capitalized interest,
 building construction...............                              -          -                                -        2.4

Parent company, other operations
 and eliminations....................          21.9            (13.3)     (17.0)              .7           (49.0)     (49.3)
                                                              ------     ------                           ------     ------
   Earnings before income taxes......          17.2            151.7      129.5             23.0           457.6      372.0

Income taxes.........................                           63.7       53.4                            191.9      156.6
                                                              ------     ------                           ------     ------
   Net earnings......................          15.6          $  88.0    $  76.1             23.4         $ 265.7    $ 215.4
                                                              ======     ======                           ======     ======
   Net earnings per share............          20.3          $   .89    $   .74             26.9         $  2.64    $  2.08
                                                              ======     ======                           ======     ======
                                                                13

     Net earnings increased 15.6% for the three months ended September 30, 1995, and 23.4% for the nine months ended September 30, 1995, compared with the respective periods in 1994. The increases primarily resulted from strong earnings from our core insurance operations in Japan and the United States and improved results by the Broadcast Division. Partially offsetting the increases was additional interest expense primarily related to the Company's stock repurchase program. Also partially offsetting the increase for the nine months was the absence of capitalized interest in 1995 due to completion of the Company's administrative office building in Japan in early 1994.

     The increases in reported results in U.S. dollars for AFLAC Japan and consolidated earnings for both the three months and nine months ended September 30, 1995, were aided by favorable currency translations from yen to dollars. Following the dramatic rise in the value of the Japanese yen in relation to the U.S. dollar during the second quarter of this year, the yen began to weaken in the third quarter. However, the yen was still stronger in the third quarter compared with the same period a year ago, which resulted in a benefit to operating earnings per share. The strengthening of the yen benefited operating earnings (excluding realized investment gains/losses) by approximately $.03 per share for the three months ended September 30, 1995, and $.24 per share for the nine months ended September 30, 1995. Excluding the benefit of the stronger yen, operating earnings per share increased 16.2% for the three months ended September 30, 1995, and increased 15.4% for the nine months ended September 30, 1995, compared with the respective periods in 1994.

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 8.6% for the three months ended September 30, 1995, compared with the third quarter of 1994, and increased 8.2% for the nine months ended September 30, 1995, compared with the nine months ended September 30, 1994. The reported U.S. dollar results for AFLAC Japan were affected by the favorable average yen-to-dollar exchange rate of 91.62 for the nine months ended September 30, 1995, compared with 103.39 for the first nine months of 1994. As a result, percentage increases in U.S. dollars for AFLAC Japan's pretax operating earnings were 14.6% for the three months ended September 30, 1995, compared with the third quarter of 1994, and 22.0% for the nine months ended September 30, 1995, compared with the nine months ended September 30, 1994.

     AFLAC Japan repatriated profits to AFLAC U.S. of $140.5 million in 1995, $132.9 million in 1994, and $97.9 million in 1993. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates profit transfers from 1992 through 1995 have benefited consolidated net earnings by $5.0 million and $2.6 million for the three months ended September 30, 1995 and 1994, respectively, and $9.2 million and $4.7 million for the nine months ended September 30, 1995 and 1994, respectively.

     During the third quarter, AFLAC purchased 2.9 million shares of its common stock. The Company has bought a total of 9.4 million shares (through September 30, 1995) since the inception of the share repurchase program in February 1994. The spread in percentage points between the increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.

AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the fourth largest life insurance company in Japan in terms of individual policies in force.

  The transfer of profits from 1992 through 1995 from AFLAC Japan to AFLAC U.S. distorted comparisons of operating results between periods. The following AFLAC Japan summary of operations tables present investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between periods. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1995.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                      THREE MONTHS ENDED SEPTEMBER 30,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................         $ 1,310.4       $ 1,158.6
Investment income, as adjusted*.....             237.7           198.8
Other income........................              (1.6)             .5
                                             ---------       ---------
  Total revenues, as adjusted*......           1,546.5         1,357.9
                                             ---------       ---------
Benefits and claims.................           1,134.2           994.3
Operating expenses..................             266.4           237.3
                                             ---------       ---------
  Total benefits and expenses.......           1,400.6         1,231.6
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             145.9           126.3
Investment income applicable to
 profit repatriations...............              (5.9)           (4.1)
                                             ---------       ---------
    Pretax operating earnings.......         $   140.0       $   122.2
                                             =========       =========
----------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1995      1994        1995      1994
                                 ----------------      ----------------
Percentage increases
 over previous period:
  Premium income..............    13.1%     26.1%        6.9%     18.1%
  Investment income*..........    19.6      20.5        13.1      12.8
  Total revenues*.............    13.9      25.3         7.6      17.3
  Pretax operating earnings*..    15.5      19.3         9.4      11.8

  Pretax operating earnings...    14.6      17.8         8.6      10.4
----------------------------------------------------------------------------
                                                In Dollars
                                             1995        1994
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        73.4%       73.2%
  Operating expenses.................        17.2        17.5
  Pretax operating earnings..........         9.4         9.3

Ratio of pretax operating earnings
  to total reported revenues.........         9.1         9.0
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $5.9 million in 1995 and $4.1 million in 1994, foregone due to profit repatriations.
============================================================================

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                       NINE MONTHS ENDED SEPTEMBER 30,

                                                     In Dollars
(In millions)                                   1995            1994
                                             --------------------------
Premium income......................         $ 3,966.5       $ 3,194.4
Investment income, as adjusted*.....             711.3           558.6
Other income........................                .1             2.2
                                             ---------       ---------
  Total revenues, as adjusted*......           4,677.9         3,755.2
                                             ---------       ---------
Benefits and claims.................           3,426.0         2,732.7
Operating expenses..................             811.0           665.1
                                             ---------       ---------
  Total benefits and expenses.......           4,237.0         3,397.8
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             440.9           357.4
Investment income applicable to
 profit repatriations...............             (15.1)           (8.3)
                                             ---------       ---------
    Pretax operating earnings.......         $   425.8       $   349.1
                                             =========       =========
----------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1995      1994        1995      1994
                                 ----------------      ----------------
Percentage increases
 over previous period:
  Premium income..............   24.2%     25.3%       10.0%     15.4%
  Investment income*..........   27.3      22.9        12.9      13.2
  Total revenues*.............   24.6      24.9        10.4      15.1
  Pretax operating earnings*..   23.3      20.4         9.4      10.9

  Pretax operating earnings...   22.0      18.8         8.2       9.4
----------------------------------------------------------------------------
                                                In Dollars
                                             1995        1994
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        73.3%       72.8%
  Operating expenses.................        17.3        17.7
  Pretax operating earnings..........         9.4         9.5

Ratio of pretax operating earnings
  to total reported revenues.........         9.1         9.3
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $15.1 million in 1995 and $8.3 million in 1994, foregone due to profit repatriations.
============================================================================

     The yen began to weaken in the third quarter compared with the second quarter of 1995. However, the yen was still stronger in the first nine months of 1995 compared with the first nine months of 1994. The average exchange rate for the first nine months of 1995 was 91.62, which was 12.8% stronger than the average rate of 103.39 for the first nine months of 1994. As a result, growth rates for AFLAC Japan continued to be higher in dollars than in yen. The average exchange rate for the full year 1994 was 102.26.

     The increase in premium income was due to: sales of new policies; the conversion of existing policies to policies with higher benefits and premiums; continued excellent policy persistency; and, in dollars, the stronger yen rate. The single-digit increases in premium income and total revenues for the third quarter reflect a moderation in sales following exceptionally strong sales in the first half of 1994. As expected, new annualized premium sales, excluding conversions, were down in the quarter, declining 9.2% in yen. For the nine months, new annualized premium sales increased 5.9% in yen. Sales in the first half of 1994 were exceptionally strong due to the agents' heightened efforts to sell the Company's cancer policy before a July 1994 rate increase on new issues. Sales for the first half of 1994, including conversions, increased 30.6% in yen compared with the first half of 1993. Sales leveled out in the second half of 1994 and increased 10%, including conversions, for the year compared with the year 1993. Management's goal is to increase new sales, excluding conversions, by 10% in yen for the year 1995.

     Although Japan's economy remains soft, the Company's lower third quarter sales results primarily reflect the decision to defer various major sales campaigns to accommodate the introduction of AFLAC Japan's new product
- living benefit life. Many agencies that serve large payroll accounts have planned extensive sales campaigns in the fourth quarter of this year to promote this new product. In fact, agencies have requested more than six million pre-printed application forms for the living benefit life rider to the cancer policy for use in their sales campaigns to new and existing customers.

     Investment income, which is affected by available cash flow from operations and investment yields available for new investments, increased during both the three months and nine months ended September 30, 1995, compared with the respective periods of 1994, despite investment yields that have generally declined.

     Rates of return on fixed-income securities in Japan have remained low in 1995 compared with historical levels. For instance, the yield on 10-year Japanese government bonds, as measured by a composite index, has declined from 4.72% in January to a low of 2.60% in July, reaching 3.39% in August and closing the quarter at 2.86%.

     By concentrating on selected sectors, the Company has secured higher yields than 10-year government bonds would have provided. At the same time, the Company has adhered to its conservative standards for credit quality. The Company purchased yen-denominated securities at an average yield to maturity of 4.73% for the third quarter and 4.61% for the nine months. Including investments in dollar-denominated securities, the blended new money yield to maturity was 5.01% for the quarter and 4.97% for the nine months. As a result of the continued low level of investment yields, the yield to maturity on AFLAC Japan's fixed-income portfolio declined from 6.00% at the end of the second quarter to 5.98% at the end of the third quarter. The return on AFLAC Japan's average invested assets was 5.83% for the nine months, compared with 6.01% for the same period in 1994. AFLAC Japan has significant cash flows -- averaging more than $250 million per month this year -- to invest. However, it is difficult to find attractive investment yields in yen-denominated securities for these cash flows in the current interest rate environment.

     AFLAC Japan's results continue to reflect the pattern that has developed during the last several years of slightly higher benefit ratios somewhat offset by lower expense ratios. The increase in the benefit ratio reflects the strengthening of policy liabilities to provide for lower assumed interest rates and the increase in claims experience due to fewer policy lapses.



AFLAC U.S.

     AFLAC U.S. produced good results in the third quarter, although pretax operating earnings were impacted by the decision to settle certain litigation in Alabama related to an ancillary line of business. Earnings benefited from additional investment income earned on profit transfers received from AFLAC Japan. AFLAC U.S. in turn made additional dividend payments to the Parent Company in the amounts of $16.0 million in the first nine months of 1995, and $51.9 million and $10.1 million for the full years 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1995 has been reclassified in the following presentation in order to improve comparability between periods.

                                    AFLAC U.S.
                           SUMMARY OF OPERATING RESULTS


                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
 (In millions)                         1995     1994          1995     1994
                                    ------------------     -----------------
Premium income...................   $ 217.0   $ 199.4      $ 638.5   $ 588.7
Investment income, as adjusted*..      19.7      17.3         57.7      50.7
Other income.....................       (.2)       .5           .4       2.1
                                     ------    ------       ------    ------
  Total revenues, as adjusted*...     236.5     217.2        696.6     641.5
                                     ------    ------       ------    ------
Benefits and claims..............     133.3     122.0        395.2     366.1
Operating expenses...............      85.3      75.8        240.5     218.5
                                     ------    ------       ------    ------
  Total benefits and expenses....     218.6     197.8        635.7     584.6
                                     ------    ------       ------    ------
    Pretax operating earnings,
     as adjusted*................      17.9      19.4         60.9      56.9
Investment income applicable to
 profit repatriations............       6.4       4.2         14.6       8.7
                                     ------    ------       ------    ------
    Pretax operating earnings....   $  24.3   $  23.6      $  75.5   $  65.6
                                     ======    ======       ======    ======
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................      8.9%      8.8%         8.5%      9.8%
  Investment income*.............     13.6      10.5         13.9       9.5
  Total revenues*................      8.9       8.8          8.6       9.7
  Pretax operating earnings*.....     (7.7)     11.3          7.0      11.7

  Pretax operating earnings......      2.8      19.1         15.0      19.9
----------------------------------------------------------------------------
Ratios to total revenues,
 as adjusted:*
  Benefits and claims............     56.3%     56.2%        56.8%     57.0%
  Operating expenses.............     36.1      34.9         34.5      34.1
  Pretax operating earnings......      7.6       8.9          8.7       8.9

Ratio of pretax operating earnings
 to total reported revenues......     10.3      10.9         10.8      10.2
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended September 30, 1995 and 1994 of $6.4 million and $4.2 million, respectively, and for the nine months ended September 30, 1995 and 1994 of $14.6 million and $8.7 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

     Benefit ratios have been slightly lower, which is principally due to the mix of business shifting towards accident policies. Accident policies have a lower benefit ratio compared with other products. Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to enhance policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also increase the ratio.

     At the same time, management expects the operating expense ratio, excluding discretionary advertising, to decline in the future due to continued improvement in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to discretionary national advertising programs without significantly affecting the operating expense ratio. The Company's advertising expense was $11.3 million and $10.1 million for the nine months ended September 30, 1995 and 1994, respectively, or 1.6% of revenues in both 1995 and 1994. Management expects the pretax operating profit margin, which was 9.0% for the year 1994 excluding the effect of repatriation, to remain approximately the same for the year 1995.

     The increase in premium income was due to an increase in new sales over the last 12 months and some improvement in persistency for several of the product lines. Total new annualized premium sales continued to grow at a solid rate, increasing 16.5% for the third quarter. Total new sales of $72.2 million for the three-month period set a quarterly record for production. For the nine months, total new sales rose 13.4% to $204.8 million. New products again contributed greatly to new sales growth. At the same time, the Company continued to experience declines in Medicare supplement sales, the lowest-margin product, due to a de-emphasis of this product. Excluding Medicare supplement sales, new annualized premium sales were up 22.1% for the third quarter and 20.3% for the nine months.

     The increase in investment income was primarily due to profit repatriations from AFLAC Japan and the continued strong cash flow from operations. During the third quarter, available cash flow was invested at an average yield-to-maturity of 7.50%, compared with 7.96% during the third quarter of 1994. The overall return on average invested assets, net of investment expenses, was 7.33% for the first nine months of 1995 versus 7.46% for the first nine months of 1994.


FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENTS

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 requires impaired mortgage loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 eliminates certain income recognition provisions previously included in SFAS No. 114. The implementation of these standards had no material effect on the Company.

     In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for: 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business; and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard, which must be adopted by March 31, 1996, will require the Company to report certain investment real estate at fair value, rather than at net realizable value as previously required. The Company does not anticipate a material effect on net income, liquidity or capital related to adoption of this standard.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1994, the financial condition of the Company has remained strong. Investments have continued to grow and consist of high-quality securities.

     Due to the relative size of AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at September 30, 1995, was 99.10 yen to one U.S. dollar, which was almost the same as the December 31, 1994, rate of 99.85. The small difference in the rates had little effect on the comparison of the September 30, 1995, balance sheet with the December 31, 1994, balance sheet. During the first nine months, the exchange rate ranged between 80.20 and 104.50.

     Under the provisions of SFAS No. 115 adopted January 1, 1994, fixed-maturity securities available for sale are carried at fair value. Previously, fixed-maturity securities were carried at amortized cost. Since December 31, 1994, total invested assets, including the effect of SFAS No. 115, have increased $4.0 billion, or 25.2%. AFLAC Japan invested assets increased $3.7 billion (24.8%), while AFLAC U.S. invested assets increased $353.9 million (28.2%). Since December 31, 1994, total invested assets, excluding the effect of SFAS No. 115, have increased $2.1 billion, or 13.6%. AFLAC Japan invested assets increased $1.8 billion (12.9%), while AFLAC U.S. invested assets increased $252.7 million (19.4%). The continued growth in assets reflects the substantial cash flows from new annualized premium sales by AFLAC U.S. and renewal premiums collected by AFLAC Japan.

     The net unrealized gains of $2.8 billion on investments in fixed-maturity securities at September 30, 1995, consisted of $2.8 billion in gross unrealized gains and $16.1 million in gross unrealized losses. During 1995, net unrealized gains increased by $2.0 billion, which was primarily due to the decrease in general-market interest rates in Japan and the United States. AFLAC Japan net unrealized gains increased $1.9 billion, and AFLAC U.S. net unrealized gains increased $101.1 million since December 31, 1994.

     Policy liabilities increased $3.7 billion, or 23.0%, during the first nine months of 1995. AFLAC Japan increased $3.6 billion, or 24.6% (23.7% in yen), and AFLAC U.S. increased $96.0 million, or 6.9%. The increases in policy liabilities are due to the addition of new business, the aging of policies in force and the effect of SFAS No. 115. See Note 3 of the Notes to the Consolidated Financial Statements.

     Notes payable has increased $167.5 million, or 90.6%, since December 31, 1994. This increase is primarily related to stock repurchase activity. For further information regarding notes payable, see Note 2 of the Notes to the Consolidated Financial Statements.

     Shareholders' equity increased $308.4 million during the first nine months of 1995. The increase is due to: net earnings of $265.7 million, an increase in net unrealized gains on securities available for sale of $242.7 million, an increase in unrealized foreign exchange translation gains of $39.2 million, less treasury stock purchases of $213.2 million and dividends paid of $36.6 million.

     The Company's insurance operations continue to provide the primary sources of liquidity for the Company. Capital needs can also be supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. The primary uses of cash in the insurance operations are policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable. The Company's investment objectives provide for liquidity through the ownership of high-quality investment securities. AFLAC insurance policies are generally not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC policies provide indemnity benefits rather than reimbursement for actual medical costs and therefore are not subject to the risks of medical cost inflation.

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

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Annual payments are made from AFLAC Japan for management fees to the Parent Company, and for allocated expenses and remittances of earnings to AFLAC U.S. Total funds received from AFLAC Japan were $168.9 million in the first nine months of 1995 and $167.9 million and $133.4 million in the full years 1994 and 1993, respectively. During the last two years, the MOF has developed solvency standards, a version of risk-based capital requirements, as part of its long-term deregulation process. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note
10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1994.

     For information regarding proposed tax adjustments by the Internal Revenue Service and pending litigation, see Note 5 of the Notes to the Consolidated Financial Statements.

     The board of directors declared a fourth quarter cash dividend of $.13 per share. The dividend is payable on December 1, 1995, to shareholders of record at the close of business on November 17, 1995.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A number of civil jury verdicts involving insurance sales practices and other matters have been returned against life and health insurers in the jurisdictions in which the Company does business in the United States. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs have been awarded against companies, including other insurers, in recent years. During the quarter, the Company settled certain litigation in Alabama related to an ancillary line of business. However, the settlement was not material to the Company's consolidated net earnings for the nine months ended September 30, 1995. Although the final results of any litigation cannot be predicted with certainty, the Company does not believe the outcome of any litigation still pending will have a material adverse effect on the financial position of the Company.


ITEMS 2, 3, 4 and 5

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

           4.0 - The registrant is not filing one instrument evidencing indebtedness since the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

          10   - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                 amended August 8, 1995.

          10.1 - AFLAC Incorporated Employment Agreement with Paul S. Amos dated August 1, 1995.

          27   - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFLAC INCORPORATED



Date:    November 8, 1995                    /s/ Kriss Cloninger, III
     ------------------------               --------------------------------
                                               KRISS CLONINGER, III
                                             Executive Vice President;
                                                  Treasurer and
                                              Chief Financial Officer





Date:    November 8, 1995                    /s/ Norman P. Foster
     ------------------------               --------------------------------
                                               NORMAN P. FOSTER
                                             Executive Vice President,
                                               Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     10   - AFLAC Incorporated Amended 1985 Stock Option Plan, as amended
            August 8, 1995.

     10.1 - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995.

     27   - Financial Data Schedule (for SEC use only)