Form 10-K
period 1995-12-31
AFLAC INC
filed 1996-03-26
CIK 4977

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995       Commission file no. 1-7434
                          -----------------                           ------

                                AFLAC INCORPORATED
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                     58-1167100
------------------------------------            ----------------------------
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)

1932 Wynnton Road, Columbus, Georgia                        31999
------------------------------------            ----------------------------
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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 18, 1996, with $.10 par value, was 142,142,286. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996 was $4,382,039,560.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-19 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-32 to 13-39 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-50 to 13-51
                               (Note 10). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are included as Exhibit 13


               Item 2         Exhibit 13 - pages 13-18 (Cash Flow section of
                               MD&A) and page 13-41 (Note 5)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-48
                               (Note 9)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-19


               Item 8         Exhibit 13 - pages 13-20 to 13-58



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held April 8, 1996 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                              AFLAC Incorporated
                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1995


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

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management............................................   III- 1

Item 13.  Certain Relationships and Related Transactions..........   III- 1


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................    IV- 1

                                    PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated (the Parent Company) was incorporated in 1973 under the laws of the State of Georgia and acts as a general business holding company. The Parent Company is a management company principally engaged, through its insurance subsidiaries, in providing supplemental health insurance products in the United States and Japan. In addition, the Parent Company, through subsidiaries and a general partnership with American Family Life Assurance Company of Columbus (AFLAC), operates in television broadcasting. In 1994, AFLAC transferred its minor Canadian insurance subsidiary to the Parent Company. As a management company, the Parent Company oversees the operations of its subsidiaries and provides capital and management services.

     AFLAC Incorporated and its subsidiaries (the Company) have only one significant industry segment - insurance. For financial information relating to the Company's foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-19 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-32 (Note 2 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     The Parent Company's principal operating subsidiary is AFLAC, which operates principally in the United States and Japan. AFLAC is a specialty insurer whose dominant business is individual supplemental health insurance with emphasis on cancer expense insurance plans. Management believes AFLAC is the world's leading writer of cancer expense insurance. In recent years, AFLAC has diversified its product offerings to include other types of supplemental health products in both the United States and Japan. The Japan Branch (AFLAC Japan) also sells long-term care plans, supplemental general medical expense plans and a living benefit life plan. The United States operation (AFLAC U.S.), in addition to cancer expense plans, also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and Medicare supplement plans. AFLAC U.S. also offers several life insurance plans.

     The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, and several U.S. territories and foreign countries. The Company's only significant foreign operation is AFLAC Japan, which accounted for 85% of the Company's total revenues in 1995.

     On February 13, 1996, the board of directors declared a three-for-two stock split to shareholders of record as of February 29, 1996, payable on March 18, 1996. Share and per-share amounts have been adjusted to reflect this split.

     Insurance premiums and investment income from insurance operations are the major sources of revenues. The Company's consolidated premium income was $6.1 billion for 1995, $5.2 billion for 1994 and $4.2 billion for 1993.

     The following table sets forth consolidated premiums earned by class offered by AFLAC in Japan and the United States for the three years ended December 31.

(In thousands)                         1995          1994          1993
                                    ----------    ----------    ----------
Premiums earned:
  Health insurance                 $ 6,037,206   $ 5,148,406   $ 4,192,259
  Life and other insurance              17,937        15,149        14,488
                                    ----------    ----------    ----------
     Total U.S. and Japan
       premiums earned             $ 6,055,143   $ 5,163,555   $ 4,206,747
                                    ==========    ==========    ==========


     The following table sets forth the changes in annualized premiums in force for AFLAC health insurance for the years ended December 31.

 (In thousands)                       1995          1994          1993
                                   ----------    ----------    ----------
Annualized premiums in force,
  at beginning of year            $ 5,578,987   $ 4,460,076   $ 3,628,961
    New issues including
      policy conversions              965,321       922,773       801,937
    Change in unprocessed
      policies                       (107,287)      212,058       154,684
    Lapses and surrenders            (408,366)     (347,020)     (302,690)
    Other                             (11,676)     (129,932)     (143,432)
    Foreign currency translation
      adjustment                     (179,096)      461,032       320,616
                                   ----------    ----------    ----------
Annualized premiums in force,
  at end of year                  $ 5,837,883   $ 5,578,987   $ 4,460,076
                                   ==========    ==========    ==========



INVESTMENTS AND INVESTMENT RESULTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. Under the provisions of SFAS No. 115, fixed-maturity securities available for sale are carried at fair value. Previously, fixed-maturity securities were carried at amortized cost. Prior year numbers have not been restated. The fair value of fixed-maturity securities available for sale exceeded amortized cost by $2.6 billion and $820.9 million at December 31, 1995 and 1994, respectively. For additional information regarding SFAS No. 115, see Exhibit 13, page 13-34 (Note 3 of Notes to the Consolidated Financial Statements).

     The Company's investments (including cash) were $20.0 billion at December 31, 1995. Since December 31, 1994, total investments, including unrealized gains on fixed-maturity securities, increased $4.1 billion, or 25.3%. AFLAC Japan investments increased $3.6 billion (24.7%), while AFLAC U.S. investments increased $416.3 million (33.1%). Since December 31, 1994, total investments, excluding unrealized gains on fixed-maturity securities, have increased $2.3 billion, or 15.2%. AFLAC Japan investments increased $2.0 billion (14.7%), while AFLAC U.S. investments increased $265.4 million (20.3%). Net investment income of $1.0 billion in 1995 continued to be a growing source of revenues and earnings for the Company, increasing $186.1 million in 1995 over 1994 and $149.6 million in 1994 over 1993. It is generally AFLAC's policy to invest in high-grade investments, principally in government, and high-quality public utility and corporate bonds.

     AFLAC primarily operates within the investment environments of the United States and Japan. Although aspects of these two financial markets are slowly converging, they remain fundamentally different. For example, differences in asset selection, liquidity, credit quality, accounting practices, insurance regulations and taxation affect the way the Company invests and purchases securities. The challenge is to integrate the varied market characteristics of Japan and the United States into a unified and coherent investment strategy. The Company has streamlined and integrated the organizational structure of investment operations into a single functional unit and has set specific worldwide criteria regarding credit quality, liquidity, compliance with regulatory requirements and conformance to product needs.



INVESTMENTS - JAPAN

     During 1995, 90.3% of AFLAC Japan's yen cash flow available for investment was allocated to yen-denominated fixed-maturity securities, while the remaining 9.7% was invested in dollar-denominated securities. Of the total amount invested in yen-denominated securities in 1995, 26.0% was invested in Japanese government bonds at a yield of 3.84%, 33.7% was invested in the longer-dated private sector at a rate of 5.07%, 6.0% was invested in municipal bonds at a rate of 3.95%, and the remaining 24.6% was invested in assorted sectors of yen-denominated fixed-maturity securities at an average rate of 4.19%.

     At year-end 1995, Japanese government bonds accounted for 37.7% of AFLAC Japan's total investments (at amortized cost). Twenty-year government bonds made up the majority of AFLAC Japan's government bond holdings. AFLAC Japan continued to use longer-dated corporate instruments in 1995, which provide a better match of asset and liability durations, and these instruments accounted for 20.3% of total investments in Japan at year-end. At the end of the year, municipal securities represented 5.3% of the total investments, while utility bonds represented 18.1%. Other assorted sectors accounted for 11.1%, and dollar-denominated securities represented 7.5% of AFLAC Japan's total investments.

     The Company increased its commitment to the dollar-denominated portfolio of AFLAC Japan's invested assets during 1995. AFLAC Japan added $307.9 million to this portfolio at an average yield of 7.55%. AFLAC Japan's dollar-denominated portfolio represented 7.5% of total investments in Japan, or $1.3 billion at the end of 1995, compared with $951.3 million at the end of 1994. Investments in dollar-denominated fixed-maturity securities provide certain tax and yield advantages to the Company.

     The Company continued to avoid the Japanese equity and investment real estate markets in 1995. AFLAC Japan's equity portfolio accounted for only
 .1% of invested assets at year-end, and the Company does not expect this portion to increase in 1996. The Company also does not anticipate any change in the current level of mortgage loans on Japanese real estate, which was less than .1% of total investments at year-end.


INVESTMENTS - U.S.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $140.5 million in 1995, up from $132.9 million in 1994. Of the $140.5 million in 1995, $21.2 million was transferred to the Parent Company. Repatriation benefits consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. The Company expects future profit repatriation to continue to have a positive impact on its consolidated net earnings.

     AFLAC U.S. continued to focus on purchasing securities that emphasize safety and liquidity. AFLAC U.S. maintained its overall investment quality throughout the year. Almost half of the fixed-maturity portfolio was rated "AA" or better at the end of the year.

     Including profit repatriation, AFLAC U.S. invested $660.7 million in 1995. Of that amount, approximately 46.3% was invested in U.S. government or agency securities at an average yield to maturity of 7.82%, 42.4% was invested in corporate fixed-maturity securities at 7.66%, and 5.1% was allocated to various other sectors at an average yield of 7.17%. We also added approximately $41.1 million, or 6.2% of total funds available for investment, to the AFLAC U.S. equity portfolio.

     At the end of 1995, fixed-maturity securities continued to dominate AFLAC U.S. total investments. Fixed-maturity securities represented 85.0% of total investments at the end of the year. Within that category, U.S. government and agency securities accounted for 17.7% of the holdings, while corporate securities were 58.9%. Equity investments made up 5.7% of total investments. Mortgage loans on real estate remained immaterial.

     For information on the composition of the Company's investment portfolio and investment results, see Part IV, Schedule I, and Exhibit 13, pages 13-15 to 13-19 (discussions relating to Balance Sheet and Cash Flow) and pages 13-34 to 13-41 (Notes 3 and 4 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INSURANCE - JAPAN

     The following table sets forth AFLAC Japan's premiums earned by product line for the last three years ended December 31.

(In thousands)                         1995         1994         1993
                                    ----------   ----------   ----------
Premiums earned:
  Cancer expense                   $ 4,752,338  $ 4,054,697  $ 3,259,705
  Other accident and health            440,635      316,395      224,555
  Life insurance                         2,378            -            -
                                    ----------   ----------   ----------
    Total AFLAC Japan
      premiums earned              $ 5,195,351  $ 4,371,092  $ 3,484,260
                                    ==========   ==========   ==========

     The following table sets forth the changes in annualized premiums in force for AFLAC Japan health insurance for the years ended December 31:

(In thousands)                          1995         1994         1993
                                     ----------   ----------   ----------
Annualized premiums in force,
  at beginning of year              $ 4,718,783  $ 3,672,594  $ 2,914,428
    New issues including
      policy conversions                690,170      680,879      576,127
    Change in unprocessed
      policies                         (105,496)     209,392      157,142
    Lapses and surrenders              (200,507)    (163,047)    (145,567)
    Other                               (23,075)    (142,067)    (150,152)
    Foreign currency translation
      adjustment                       (179,096)     461,032      320,616
                                     ----------   ----------   ----------
Annualized premiums in force,
  at end of year                    $ 4,900,779  $ 4,718,783  $ 3,672,594
                                     ==========   ==========   ==========


INSURANCE PLANS - JAPAN

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover the medical and nonmedical costs that are not reimbursed by other forms of Japanese health insurance coverage.

     The cancer expense insurance plans offered in Japan are basically daily indemnity plans, providing a fixed amount for each day the insured is hospitalized for treatment of cancer. The plans differ from the AFLAC U.S. cancer plans (described on pages I-9 and I-10) in that the Japanese policies also provide death benefits and cash surrender values (the Company estimates that approximately 28% of the premiums earned are associated with these benefits).

     In 1992, AFLAC broadened its product line with the introduction of a new care product, "Super Care." Super Care provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. This plan is offered with several riders, providing death benefits or additional care benefits to enhance coverage. Prior to the introduction of the Super Care plan, AFLAC marketed a plan that primarily provided dementia care benefits.

     In 1995, the Company introduced two other products in Japan. The first product is an improved medical expense policy. It is similar to hospital indemnity insurance products in the United States and provides cash benefits to policyholders when they are hospitalized. The market for medical expense coverage in Japan is very competitive, but the Company believes the revised policy will give AFLAC Japan's agents greater flexibility in product offerings.

     AFLAC Japan also introduced a new living benefit life plan. This product is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. The Company is offering this product in two forms - as a stand-alone policy or as a rider to the cancer plan. Marketing efforts for living benefit life primarily focus on the sale of the rider. Introduction of the rider began in late

1995. AFLAC Japan sold more than 406,000 living benefit life riders in the last four months of the year. Sales of the rider for the year exceeded $77 million in new annualized premium. The Company anticipates very strong results from this new product in 1996, its first full year of availability.

     Due to the continued low level of available investment yields in Japan, the Ministry of Finance has permitted insurers to increase premium rates on new policy issues in recent years. AFLAC Japan increased premium rates by an average of 16% on all cancer policy sales made after July 1, 1994. Premium rates on care policy new issues were increased by an average of 10% in both November 1993 and 1995. As a result of continuing low yields, the Company expects to increase premium rates on all new policy issues by an additional 10% beginning in the second half of 1996.


AGENCY FORCE - JAPAN

     The development of a "corporate agency" system has been important to the growth of AFLAC Japan. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell AFLAC products to their employees, suppliers and customers. These agencies help AFLAC Japan reach the employees of almost all of Japan's large corporations. AFLAC has no ownership interest in these corporate agencies.

     AFLAC products are also sold through independent corporate agencies and individual agencies that are not affiliated with large companies. At December 31, 1995, there were 5,224 agencies in Japan with 20,375 licensed agents. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 47 sales offices located throughout Japan.


COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, AFLAC was the only company in Japan authorized to issue a cancer expense insurance policy. Since that time, several other life companies have been permitted to offer cancer insurance. However, AFLAC remains the leading issuer of cancer expense insurance coverage in Japan, principally due to its lead time in the market, unique marketing system (see Agency Force), low-cost operations and product expertise developed in the United States. AFLAC has been very successful in the sale of cancer expense policies in Japan, with over 12.2 million cancer policies in force at December 31, 1995.

     During 1994, the governments of Japan and the United States held a series of trade talks. The U.S.-Japan Framework Agreement negotiations discussed the possibility of opening various Japanese market sectors, including insurance, to expanded foreign competition. During the discussions, the Japanese government agreed to avoid any radical changes in the third sector of the insurance market until a substantial portion of the life and non-life insurance sectors are deregulated. AFLAC and other foreign-owned insurers, as well as some small to medium-sized Japanese insurers, operate in the third sector.

     In 1996, the Japanese government will adopt a framework for long-term deregulation of the financial services businesses in Japan. The principles upon which deregulation of the Japanese insurance industry is based are: to promote competition and to enhance efficiency through deregulation and liberalization; to preserve soundness; and to secure fairness and equity in business operations. As Japan begins gradually deregulating the insurance industry, the marketplace should become more competitive; however, the ultimate changes and their effects on AFLAC Japan are not presently determinable. But, due to the Company's unique marketing distribution system and low-cost operations in Japan, AFLAC believes it should not be directly affected by deregulation in Japan in the immediate future.

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


REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. These payments totaled $179.5 million in 1995, $167.9 million in 1994 and $133.4 million in 1993. Management fees paid to the Parent Company are largely based on expense allocations.

     A portion of AFLAC Japan annual earnings, as determined on a Japan statutory accounting basis, can be remitted each year to AFLAC U.S. after satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders and obtaining remittance approvals from such authorities. These conditions include compliance with risk-based capital guidelines for Japanese insurers. Profit remittances to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translations of AFLAC Japan's U.S. dollar-denominated investments into yen. It is expected that profit remittances will continue in future years, based on projected annual earnings of AFLAC Japan as computed on a Japanese regulatory accounting basis.

     Japan statutory accounting practices differ in many respects from U.S. generally accepted accounting principles. Under Japan statutory accounting practices, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods are different, deferred income tax liabilities are not recognized, and investment securities are generally carried at cost.

     As part of the deregulation process, the Japanese Ministry of Finance
(MOF) is developing new solvency regulations and standards that represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At this time, AFLAC Japan is in compliance with the proposed new standards, and management does not expect these requirements to adversely affect the repatriation of funds from Japan in the foreseeable future.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the MOF, similar to the regulation and supervision in the United States as described on pages I-12 and I-13 under "Regulation - U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the MOF. Also, financial and other affairs of AFLAC Japan are subject to examination by the MOF.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:

     (In thousands - unaudited)                     1995           1994
                                                 ----------     ----------
Net assets on GAAP basis                        $ 1,817,106    $ 1,564,938
Elimination of deferred policy
  acquisition costs                              (2,067,409)    (1,951,549)
Reduction in carrying value of fixed-
  maturity investments for fair value
  and foreign exchange adjustments               (2,613,600)      (978,855)
Adjustment to policy liabilities                  2,205,072        500,952
Elimination of deferred income taxes              1,211,187      1,223,368
Reduction in premiums receivable                   (237,929)      (227,270)
Other, net                                           98,378         97,041
                                                 ----------      ---------
  Net assets on Japanese regulatory
    accounting basis                            $   412,805     $  228,625
                                                 ==========      =========

     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-8 to 13-11 (AFLAC Japan section of MD&A) and pages 13-32 and 13-50 (Notes 2 and 10 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan employed 1,571 full-time and 157 part-time employees at December 31, 1995. AFLAC Japan considers its employee relations to be excellent.

INSURANCE - U.S.

     The following table sets forth AFLAC U.S. premiums earned by product line for the last three years ended December 31.

 (In thousands)                            1995        1994        1993
                                         --------    --------    --------
Premiums earned:
  Cancer expense                        $ 402,789   $ 384,943   $ 369,256
  Other accident and health               441,444     392,371     338,743
  Life insurance                           15,559      15,149      14,488
                                         --------    --------    --------
     Total AFLAC U.S.
       premiums earned                  $ 859,792   $ 792,463   $ 722,487
                                         ========    ========    ========

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. health insurance for the years ended December 31.

 (In thousands)                           1995        1994         1993
                                       ---------    ---------    ---------
Annualized premiums in force, at
  beginning of year                   $  860,204   $  787,482   $  714,533
    New issues including policy
      conversions                        275,151      241,894      225,810
    Change in unprocessed policies        (1,791)       2,666       (2,458)
    Lapses                              (207,859)    (183,973)    (157,123)
    Other                                 11,399       12,135        6,720
                                       ---------    ---------    ---------
Annualized premiums in force, at
  end of year                         $  937,104   $  860,204   $  787,482
                                       =========    =========    =========


HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is supplemental in nature and is designed for people who already have major medical or primary insurance coverage. All of AFLAC's supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder. Guaranteed-renewable coverage may not be cancelled by the insurer, but premium rates on existing and future policies may be increased by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory, statewide basis subject to state regulatory approval.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. AFLAC currently offers a series of four different cancer plans in the United States that vary by benefit amount and type. All four plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests such as mammograms, pap smears, flexible sigmoidoscopy, etc. Two of the plans currently offered contain benefits that reimburse the insured for nursing services, anesthesia, prosthesis, blood, plasma, second surgical opinion, ambulance, transportation, family lodging, extended care facility, bone marrow transplant and hospice. The remaining two plans make these benefits available as an optional schedule of benefits rider. AFLAC also issues several riders, including one that increases the amount of the first occurrence benefit on each rider anniversary date until the covered person reaches age 65 or until internal cancer is diagnosed. AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and AFLAC's claim experience.

     AFLAC offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump sum benefits for accidental death, dismemberment and specific injuries. Fixed benefits for hospital confinement, emergency treatment, follow-up treatments, ambulance, transportation, family lodging, wellness, prosthesis, medical appliances and physical therapy are also provided. Optional disability riders are available to the primary insured only and include choices of a sickness disability rider, on-the-job disability rider and off-the-job disability rider. These benefits are payable up to a maximum benefit period of one year and for one disability at a time.

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

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued by AFLAC include a long-term convalescent care policy, long- and short-term disability, and a hospital confinement indemnity policy.


LIFE INSURANCE PLANS - U.S.

     AFLAC issues various life insurance policies including whole life, limited pay life, voluntary group term life and term life coverage.


AGENCY FORCE AND MARKETING - U.S.

     AFLAC's sales agents are licensed to sell accident and health insurance, and many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance. The 1995 monthly average number of U.S. agents actively producing business was 6,121, compared with 5,489 in 1994 and 5,110 in 1993.

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

     AFLAC has concentrated on the development of "payroll marketing" in marketing its policies. Payroll marketing offers policies to individuals through common media such as trade and other associations or place of employment. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten in the payroll market, with premiums generally paid by the employee. Additionally, individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of group billings. Group-billed plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Management believes that payroll marketing enables the agency force to reach a greater number of prospective policyholders than individual solicitation and that this method lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     During 1995 and 1994, AFLAC continued to develop marketing arrangements with insurance brokers. Also, AFLAC has signed joint-marketing agreements with several large companies within and outside of the insurance industry. The core of the Company's distribution network will remain independent agents. The Company has improved its access to large payroll groups through insurance brokers and joint-marketing alliances.

     In 1995, AFLAC's U.S. premiums collected were $846.4 million, 7.1% of which was collected in Florida, 6.8% in both Georgia and Texas, 5.6% in North Carolina and 5.1% in Tennessee. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.


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

     Since other insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses, AFLAC's supplemental insurance is not an alternative to major medical insurance, but is sold to complement major medical insurance by covering the gap between major medical insurance reimbursements and the total costs of an individual's health care. AFLAC thus competes only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of the major medical coverage offered by other insurers does represent a limitation on the market for AFLAC's products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect AFLAC's business opportunities. Conversely, any reduction of coverages, such as increased deductibles and copayments, by other insurers or governmental programs could favorably affect AFLAC's business opportunities.

     AFLAC competes directly with other insurers offering supplemental health insurance and believes that its current policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, page 13-12 to 13-14 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.


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

     AFLAC and its insurance subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of annual reports and financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial, market conduct, and other affairs of insurance companies. In addition, the National Association of Insurance Commissioners (NAIC) is currently working on regulatory initiatives relating to investments, reinsurance, dividend restrictions, revision of the risk-based capital formula, recodification of statutory accounting principles and other related matters.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-50 (Note 10 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     A risk-based capital formula was adopted by the NAIC in 1992 for U.S. life insurance companies that established capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control.

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

     Currently, four states have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Connecticut, Massachusetts, New Jersey and New York. The remainder of the states do not impose prohibitions or restrictions that prevent AFLAC from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in these states, directly or through a subsidiary.

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

     The Company continues to monitor developments concerning possible changes to the U.S. health care system at both the federal and state levels. The future of health care changes and its impact on AFLAC U.S. cannot be readily predicted at this time.


EMPLOYEES - U.S.

     In its U.S. insurance operations, the Company employed 1,613 full-time and 39 part-time employees at December 31, 1995. The Company considers its employee relations to be excellent.


OTHER OPERATIONS

     At December 31, 1995, the AFLAC Broadcast Division operated seven network-affiliated television stations with total assets of $159.6 million. The Broadcast Division employed 554 full-time and 123 part-time employees at December 31, 1995. The Broadcast Division considers its employee relations to be excellent.

     The Broadcast Division produced increased revenues and earnings during 1995 as compared with 1994. Revenues increased 5.1%, to $81.6 million. Pretax earnings before interest expense rose 10.4%, to $19.0 million. Stations benefited from advertising related to an improved U.S. economy and strengthened cost controls.

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

     For additional information regarding broadcast operations, see Exhibit 13, page 13-14 (Other Operations section of MD&A), which is incorporated herein by reference.

     The Company's other operations employed 332 full-time and four part-time employees at December 31, 1995; employee relations are considered to be excellent.


ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters of the Parent Company and AFLAC, along with a six-story parking garage. These structures are located on approximately 14 acres of land in Columbus, Georgia. In addition, AFLAC Real Estate Holdings, Inc. (AREH), a wholly owned subsidiary of the Parent Company, owns a two-story building located on the same property. AFLAC also owns administrative office buildings located nearby. AFLAC New York also occupies leased office space in Albany, New York.

     In Tokyo, Japan, AFLAC owns an 11-story administrative office building, which was completed in April 1994. AFLAC also leases office space in Tokyo, along with regional sales offices located throughout the country, and owns a training and computer facility in Tokyo. For further information concerning the building in Japan, see Exhibit 13, pages 13-18, (discussion concerning cash flow) and 13-55 (Note 12 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Other foreign affiliates of the Company also occupy leased office space.

     The Broadcast Division owns land, buildings, transmission towers and other broadcast equipment in the cities where its seven television stations are located.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. During 1995, the Company settled certain litigation in Alabama related to an ancillary line of business. However, the settlement was not material to the Company's consolidated net earnings for the year. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of the litigation still pending will not have a material adverse effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
        NAME                  PRINCIPAL OCCUPATION (*)               AGE
-------------------      -------------------------------------       ---
Daniel P. Amos           Chief Executive Officer of the               44
                           Company and AFLAC, Vice Chairman
                           of the Company; President of the
                           Company since August 1991


Paul S. Amos             Chairman of the Board of the Company         69
                           and AFLAC.


William J. Bugg, Jr.     Senior Vice President, Corporate             56
                           Actuary of AFLAC


Monthon Chuaychoo        Vice President, Financial Services, of       52
                           the Company and AFLAC since September
                           1993; Second Vice President, Assistant
                           Controller of the Company and AFLAC
                           from June 1991 to September 1993;
                           Second Vice President of AFLAC until
                           June 1991


Kriss Cloninger III      Executive Vice President, Chief              48
                           Financial Officer and Treasurer
                           of the Company, and Executive
                           Vice President, Chief Financial
                           Officer of AFLAC since March 1993;
                           Senior Vice President, Chief
                           Financial Officer and Treasurer
                           of the Company, and Senior Vice
                           President, Chief Financial Officer
                           of AFLAC from March 1992 until March
                           1993; Principal, KPMG Peat Marwick LLP,
                           Atlanta, GA until March 1992


Martin A. Durant, III    Senior Vice President, Corporate Services,   47
                           of the Company and AFLAC since August
                           1993; Vice President and Controller of
                           the Company until August 1993, and of
                           AFLAC from June 1991 to August 1993


Norman P. Foster         Executive Vice President, Corporate          61
                           Finance, of the Company and AFLAC
                           since March 1992; Senior Vice
                           President, Chief Financial Officer
                           and Treasurer of the Company, and
                           Senior Vice President and Chief
                           Financial Officer of AFLAC until
                           March 1992

David Halmrast           Senior Vice President, Corporate             56
                           Development, of AFLAC since December
                           1993; Senior Vice President, Corporate
                           Development of the Company from April
                           1993 to December 1993; Senior Vice
                           President and Chief Financial Officer
                           of Colonial Companies, Inc. until July
                           1992


Kenneth S. Janke Jr.     Senior Vice President, Investor              37
                           Relations, of the Company since
                           August 1993; Vice President, Investor
                           Relations, of the Company until August
                           1993


Akitoshi Kan             Senior Vice President, AFLAC Japan,           48
                           Accounting, Corporate Planning, Audit,
                           and Legal Affairs since January 1995;
                           Vice President, AFLAC Japan Accounting
                           Department, from 1992 through 1994;
                           Manager, AFLAC Japan, Accounting
                           Department, until 1992


Kyoichi Kasuya           Vice President, Chief Actuary, AFLAC         58
                           Japan, since 1992; General Manager,
                           AFLAC Japan, Actuarial Department,
                           until 1992


Nobuo Kawamura           Senior Vice President, AFLAC Japan,          51
                           Underwriting, Policy Maintenance,
                           Premium Accounting, Customer Service,
                           Administration Support since January
                           1992; Deputy Director of Marketing,
                           AFLAC Japan, until 1992


Joseph P. Kuechenmeister Senior Vice President, Director              54
                           of Marketing of AFLAC


Joey M. Loudermilk       Senior Vice President, General Counsel       42
                           and Corporate Secretary of the
                           Company, and Senior Vice President,
                           General Counsel and Director, Legal
                           and Governmental Relations and
                           Corporate Secretary of AFLAC since
                           May 1992; Senior Vice President,
                           Corporate Counsel and Assistant
                           Secretary of the Company and AFLAC
                           and Director, Legal and Governmental
                           Affairs of AFLAC until May 1992

Hidefumi Matsui          President, AFLAC Japan, since January        51
                           1995, Executive Vice President of AFLAC
                           Japan, from January 1992 to 1995; Senior
                           Vice President, Director of Marketing,
                           AFLAC Japan, until January 1992


Minoru Nakai             President of AFLAC International, Inc.,      54
                           since October 1991; Senior Vice
                           President, U.S.-Japan Operations, of
                           AFLAC, until October 1991


Yoshiki Otake            Chairman, AFLAC Japan, since January         56
                           1995, Vice Chairman of AFLAC
                           International Inc., since October 1991,
                           President of AFLAC Japan from October
                           1991 until 1995; Executive Vice
                           President of AFLAC from January 1991
                           until October 1991


Thomas L. Paul           President of AFLAC Broadcast Group, Inc.;    66
                           Vice President, Corporate Development,
                           of the Company until 1993


E. Stephen Purdom        Executive Vice President of AFLAC since      48
                           October 1994; Senior Vice President,
                           Medical Director of AFLAC until October
                           1994, and also Medical Director,
                           Columbus Clinic, Columbus, GA until
                           September 1994


Tsuneo Shioiri           Senior Vice President, Director of Sales     57
                           Administration, AFLAC Japan, since
                           January 1992; Deputy Director of
                           Marketing, AFLAC Japan, until 1992


Joseph W. Smith, Jr.     Senior Vice President, Chief Investment      42
                           Officer of AFLAC since August 1991;
                           Senior Vice President, Investments
                           of AFLAC, until August 1991


Gary L. Stegman          Senior Vice President, Assistant Chief       46
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

                                 PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1995 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13.
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               __________   _____________


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;     1; 24;
          EQUITY AND RELATED SHAREHOLDER         13-48       46 (Note 9);
          MATTERS                               (Note 9)       and 50


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       32 - 33


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          25 - 31
          ANALYSIS OF FINANCIAL CONDITION       13-19
          AND RESULTS OF OPERATIONS


ITEM 8.   FINANCIAL STATEMENTS AND             13-20 to         34 - 50
          SUPPLEMENTARY DATA                    13-58


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None            None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference to the Company's definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 1, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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


ITEM 13.  CERTAIN RELATIONSHIPS       Certain Transactions       18 - 19
          AND RELATED                 and Relationships
          TRANSACTIONS












                                  III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                   Page(s)
                                                              -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for            13-20 -
              each of the years in the three-year                 13-21
              period ended December 31, 1995
             Consolidated Balance Sheets, at December            13-22 -
              31, 1995 and 1994                                   13-23
             Consolidated Statements of Shareholders'            13-24 -
              Equity, for each of the years in the                13-25
              three-year period ended December 31,
              1995
             Consolidated Statements of Cash Flows,              13-26 -
              for each of the years in the three-year             13-27
              period ended December 31, 1995
             Notes to the Consolidated Financial                 13-28 to
              Statements                                          13-55
             Report of Independent Auditors                      13-57

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules      IV-5
           Schedule I   -  Summary of Investments - Other         IV-6
                            Than Investments in Related
                            Parties, at December 31, 1995
           Schedule II  -  Condensed Financial Information of    IV-7 -
                            Registrant, at December 31, 1995      IV-11
                            and 1994 and for each of the
                            years in the three-year period
                            ended December 31, 1995
           Schedule IV  -  Reinsurance, for each of the           IV-12
                            years in the three-year period
                            ended December 31, 1995

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
         4.0 - The registrant is not filing one instrument evidencing indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989
                  Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006,
                  Exhibit 10.3.1.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.9*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.10*  - AFLAC Incorporated Employment Agreement with Paul S.
                  Amos, dated August 1, 1995 - incorporated by reference from form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023,
                  Exhibit 10.1.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1995.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
        23.2    - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-41552 with
                  respect to the AFLAC Incorporated 401(K) Retirement
                  Plan.
        23.3 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
        27.0    - Financial Data Schedule (electronic filing only).
        28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
                  by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.

*Management contract or compensatory plan or agreement.


(b)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

(c)   EXHIBITS FILED WITH CURRENT FORM 10-K

      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1995.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
      23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
      23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
      23.3 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
      27.0    - Financial Data Schedule (electronic filing only).

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:

Under date of January 29, 1996, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                               KPMG PEAT MARWICK LLP


Atlanta, Georgia
January 29, 1996

                                   SCHEDULE I
                       AFLAC INCORPORATED AND SUBSIDIARIES
     Summary of Investments - Other than Investments in Related Parties
                               December 31, 1995


(In thousands)                                                   Amount in
                                                     Fair         Balance
      Type of Investment               Cost          Value         Sheet
    -----------------------         -----------   -----------   ----------
Securities available for sale:
 Fixed maturities:
  Bonds:
   United States Government and
     government agencies and
     authorities                    $   497,357   $   519,761   $   519,761
   States, municipalities and
     political subdivisions             872,673       962,966       962,966
   Foreign governments                6,809,934     8,201,769     8,201,769
   Public utilities                   3,272,635     3,735,385     3,735,385
   Convertibles                          29,749        33,465        33,465
   All other corporate bonds          5,622,395     6,221,660     6,221,660
                                     ----------    ----------    ----------
       Total fixed maturities
         available for sale          17,104,743    19,675,006    19,675,006
                                     ----------    ----------    ----------
 Equity securities:
  Common stocks:
   Public utilities                       3,264         3,698         3,698
   Banks, trusts and insurance
     companies                            7,033         9,297         9,297
   Industrial, miscellaneous
     and all other                       70,615        95,067        95,067
                                     ----------    ----------    ----------
       Total equity securities           80,912       108,062       108,062
                                     ----------    ----------    ----------
       Total securities
         available for sale          17,185,655    19,783,068    19,783,068

Mortgage loans on real estate            22,213        28,825        22,213
Policy loans                              1,230         1,230         1,230
Other long-term investments               2,113         2,113         2,113
Short-term investments                  232,201       232,201       232,201
                                     ----------    ----------    ----------
      Total investments             $17,443,412   $20,047,437   $20,040,825
                                     ==========    ==========    ==========

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets
                       AFLAC Incorporated (Parent Only)
                              (In thousands)
                                                     December 31,
                                                   1995         1994
                                                ----------    ----------
    Assets:
    Investments:
      Investments in subsidiaries*             $ 2,573,606   $ 1,988,329
      Other investments:
        Money market funds                          17,346         2,489
        Mortgage loans and other                     2,548         2,468
                                                ----------    ----------
          Total investments                      2,593,500     1,993,286
    Due from subsidiaries*                           3,910         9,574
    Other receivables                                4,478         4,851
    Property and equipment, net                      9,231         8,961
    Other                                            1,291           267
                                                ----------    ----------
          Total assets                           2,612,410     2,016,939
                                                ==========    ==========
    Liabilities and Shareholders' Equity:
    Liabilities:
      Cash overdraft                                   160            82
      Due to subsidiaries*                           1,237           714
      Notes payable (note A)                       272,158       111,970
      Employee and beneficiary benefit plans       147,319       117,145
      Income taxes, primarily deferred              33,577        25,399
      Other                                         23,818         9,862
    Commitments and contingencies (note B)
                                                ----------    ----------
          Total liabilities                        478,269       265,172
                                                ----------    ----------
    Shareholders' equity:
       Common stock of $.10 par value:
         Authorized 175,000; issued 156,358
           shares in 1995 and 155,999 shares
           in 1994                                  15,636        15,600
       Additional paid-in capital                  196,928       192,899
       Unrealized foreign currency
         translation gains                         213,319       174,091
       Unrealized gains on securities
         available for sale                        482,787       228,844
       Retained earnings (note D)                1,577,605     1,277,487
       Treasury stock                             (351,117)     (135,776)
       Notes receivable for stock purchases         (1,017)       (1,378)
                                                ----------    ----------
          Total shareholders' equity             2,134,141     1,751,767
                                                ----------    ----------
          Total liabilities and
            shareholders' equity               $ 2,612,410   $ 2,016,939
                                                ==========    ==========

    * Eliminated in consolidation.
    See the accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)

                                           Years ended December 31,
                                        1995         1994         1993
                                      ----------   ----------   ----------
Revenues:
  Dividends from subsidiaries*        $   82,343   $  109,533   $   71,268
  Management and service fees
    from subsidiaries*                    30,509       26,391       30,357
  Other income from subsidiaries,
    principally rental and interest*         196          683          992
  Other income                             1,069        1,327         (620)
                                       ---------    ---------    ---------
      Total revenues                     114,117      137,934      101,997
                                       ---------    ---------    ---------
Operating expenses:
  Interest expense - subsidiaries*            30           22          162
  Interest expense - others                8,419        6,070        3,362
  Capitalized interest                         -       (2,419)      (3,250)
  Other operating expenses                70,921       65,635       53,595
                                       ---------    ---------    ---------
      Total operating expenses            79,370       69,308       53,869
                                       ---------    ---------    ---------
   Earnings before income taxes,
     equity in undistributed earnings
     of subsidiaries and cumulative
     effect of accounting changes         34,747       68,626       48,128

Income tax expense (note C)                8,583          874        1,063
                                       ---------    ---------    ---------
   Earnings before equity in
     undistributed earnings of
     subsidiaries and cumulative
     effect of accounting changes         26,164       67,752       47,065

Equity in undistributed earnings
  of subsidiaries                        322,893      225,038      196,824
                                       ---------    ---------    ---------
   Earnings before cumulative
     effect of accounting changes        349,057      292,790      243,889

Cumulative effect on prior years
  of accounting changes (including
  a $46,100 credit related to
  subsidiaries) (note F)                       -            -       11,438
                                       ---------    ---------    ---------
     Net earnings                     $  349,057   $  292,790   $  255,327
                                       =========    =========    =========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       Condensed Statements of Cash Flows
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)
                                             Years ended December 31,
                                           1995        1994        1993
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net earnings                          $  349,057  $  292,790  $  255,327
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Cumulative effect on prior
        years of accounting changes              -           -     (11,438)
      Equity in undistributed
        earnings of subsidiaries          (322,893)   (225,038)   (196,824)
      Deferred income taxes                  8,178        (578)       (300)
      Employee and beneficiary
        benefit plans                       30,174      32,700      18,195
      Other, net                            17,017       4,307         190
                                         ---------   ---------   ---------
        Net cash provided by
          operating activities              81,533     104,181      65,150
                                         ---------   ---------   ---------
Cash flows from investing activities:
  Net (increase) decrease in
    other investments                      (14,325)     18,998     (14,703)
  Additional capitalization
    of subsidiaries                              -      (3,592)          -
  Additions to property and
    equipment, net                               -           -         (75)
                                         ---------   ---------   ---------
       Net cash (used)/provided by
         investing activities              (14,325)     15,406     (14,778)
                                         ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings                 198,250      84,000           -
  Principal payments under debt
    obligations                            (11,507)    (26,541)    (11,419)
  Proceeds from exercise of
    stock options                            3,235       2,163       6,975
  Dividends paid to shareholders           (48,939)    (44,928)    (40,057)
  Purchases of treasury stock             (224,204)   (131,734)     (1,325)
  Treasury stock reissued                    9,693       2,761           -
  Net change in amount due
    to/from subsidiaries                     6,186      (5,331)     (3,866)
  Other, net                                     -           -      (1,072)
                                         ---------   ---------   ---------
       Net cash used by
         financing activities              (67,286)   (119,610)    (50,764)
                                         ---------   ---------   ---------
       Net change in cash                      (78)        (23)       (392)
Cash (overdraft) at beginning of year          (82)        (59)        333
                                         ---------   ---------   ---------
Cash (overdraft) at end of year         $     (160) $      (82) $      (59)
                                         =========   =========   =========
See the accompanying Notes to Condensed Financial Statements.

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

(A)  NOTES PAYABLE

     A summary of notes payable serviced by the Parent Company at December 31, 1995 and 1994 follows:

(In thousands)                                         1995          1994
                                                     --------      --------

2.71% unsecured, yen-denominated notes payable
  to banks under reducing revolving credit
  agreement, due annually, July 1996 through
  July 2001........................................  $ 230,695     $      -
5.965% unsecured notes payable to banks,
  due semiannually through 1997....................     39,167       49,000
8.3% note payable, due monthly through 1997,
  secured by equipment.............................      2,296        3,970
Unsecured notes payable to banks under revolving
  credit and term-loan agreement, variable
  interest rate (6.75% at December 31, 1994),
  refinanced into the 2.71% notes payable in 1995..          -       50,000
6.63% short-term note payable to bank under
  unsecured line of credit.........................          -        9,000
                                                      --------     --------
      Total notes payable                            $ 272,158    $ 111,970
                                                      ========     ========

     The aggregate maturities of the notes payable for each of the five years after December 31, 1995, are as follows:

     (In thousands)

       1996............................................    59,934
       1997............................................    58,427
       1998............................................    38,449
       1999............................................    38,449
       2000............................................    38,449


(B)  CONTINGENCIES

     In prior years, the Parent Company executed promissory notes to banks and transferred the proceeds to its broadcast subsidiaries for the acquisition of television broadcasting stations. The outstanding balances on these notes assumed by a partnership formed by the Broadcast Group and AFLAC were $23.8 million as of December 31, 1995, and are not included in the accompanying condensed balance sheet.

     In addition, the Parent Company has also guaranteed repayment of bank borrowings by its subsidiary, AFLAC. The related outstanding loan balance at December 31, 1995, was $1.0 million.


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

     The Internal Revenue Service has proposed adjustments to the Company's U.S. consolidated federal income tax returns for the years 1989 through 1991. The proposed adjustments relate primarily to the computation of foreign-source income for purposes of the foreign tax credit that, if upheld, would have a significant effect on the Company's operating results relating to both the years under examination and subsequent years. Management does not agree with the proposed tax issues and is vigorously contesting them. The Company filed a formal protest with the IRS during 1995. Although the final outcome is uncertain and will likely take several years to resolve, the Company believes that its position will prevail and that the ultimate liability will not materially impact the consolidated financial statements.

     For further information on income taxes, see Exhibit 13, page 13-45,
Note 8 of the Notes to the Consolidated Financial Statements.


(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, pages 13-50 and 13-51 (Note 10, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial
Statements) for information regarding dividend restrictions.


(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In thousands)                           1995       1994       1993
                                            --------   --------   --------
     Cash payments during the year for:
       Interest on debt obligations        $  7,807   $  6,302   $  3,588
       Income taxes                             406        400          -

     In 1993, non-cash investing activities included issuance of common stock for purchase of a company amounting to $8.7 million. For further information see Note 9, Other, page 13-49 of Exhibit 13.


(F)  ACCOUNTING CHANGES

     For information concerning the cumulative effect of new accounting standards adopted in 1995, 1994, and 1993, see page 13-30 of Exhibit 13,
Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                        SCHEDULE IV
                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                                        Reinsurance
                                        Years Ended December 31, 1995, 1994 and 1993
                                                      (In thousands)
                                                                                                       Percentage
                                                     Ceded to       Assumed from                        of amount
                                     Gross            other            other                             assumed
                                     Amount         companies        companies        Net amount         to net
                                 -------------    -------------    -------------    -------------     ------------
Year ended December 31, 1995:
   Life insurance in force      $    3,461,944   $      230,238   $            -   $    3,231,706                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    6,053,137   $          304   $            -   $    6,052,833                -
      Life insurance                    18,371              374                -           17,997                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    6,071,508   $          678   $            -   $    6,070,830                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1994:
   Life insurance in force      $    2,715,954   $      101,863   $            -   $    2,614,091                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    5,165,557   $          171   $            -   $    5,165,386                -
      Life insurance                    15,713              367                -           15,346                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    5,181,270   $          538   $            -   $    5,180,732                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1993:
   Life insurance in force      $    2,691,221   $      119,771   $            -   $    2,571,450                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    4,210,723   $          392   $            -   $    4,210,331                -
      Life insurance                    15,497              438                -           15,059                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    4,226,220   $          830   $            -   $    4,225,390                -
                                 =============    =============    =============    =============     ============








                                                             IV-12

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AFLAC Incorporated



Date   MARCH 26, 1996                 By    /s/ PAUL S. AMOS
      ------------------------           ----------------------------------
                                               (Paul S. Amos)
                                         Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 26, 1996
------------------------     President and Vice           -----------------
 (Daniel P. Amos)            Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 26, 1996
------------------------     Chief Financial Officer      -----------------
(Kriss Cloninger, III)        and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 26, 1996
------------------------     Corporate Finance            -----------------
(Norman P. Foster)

    /s/ J. SHELBY AMOS, II            Director            MARCH 26, 1996
------------------------------                            -----------------
       (J. Shelby Amos, II)




  /s/  MICHAEL H. ARMACOST            Director            MARCH 26, 1996
------------------------------                            -----------------
    (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 26, 1996
------------------------------                            -----------------
     (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.            Director            MARCH 26, 1996
------------------------------                            -----------------
     (George W. Ford, Jr.)




  /s/  CESAR E. GARCIA                Director            MARCH 26, 1996
------------------------------                            -----------------
      (Cesar E. Garcia)




  /s/  JOE FRANK HARRIS               Director            MARCH 26, 1996
------------------------------                            -----------------
      (Joe Frank Harris)




  /s/  ELIZABETH J. HUDSON            Director            MARCH 26, 1996
------------------------------                            -----------------
     (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 26, 1996
------------------------------                            -----------------
     (Kenneth S. Janke, Sr.)

  /s/  CHARLES B. KNAPP               Director            MARCH 26, 1996
------------------------------                            -----------------
     (Charles B. Knapp)



  /s/  HISAO KOBAYASHI                Director            MARCH 26, 1996
------------------------------                            -----------------
     (Hisao Kobayashi)



  /s/  YOSHIKI OTAKE                  Director            MARCH 26, 1996
------------------------------                            -----------------
     (Yoshiki Otake)



  /s/ E. STEPHEN PURDOM               Director            MARCH 26, 1996
------------------------------                            -----------------
     (E. Stephen Purdom)



  /s/ BARBARA K. RIMER                Director            MARCH 26, 1996
------------------------------                            -----------------
     (Barbara K. Rimer)



/s/  HENRY C. SCHWOB                  Director            MARCH 26, 1996
------------------------------                            -----------------
     (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 26, 1996
------------------------------                            -----------------
     (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 26, 1996
------------------------------                            -----------------
   (Glenn Vaughn, Jr.)

Exhibit Index


     3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 3.0.
     4.0 - The registrant is not filing one instrument evidencing indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
    10.0*   - American Family Corporation Incentive Stock Option Plan
              (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the
              AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1*   - American Family Corporation Stock Option Plan (1985) -
              incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC
              Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
              incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
    10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
              amended August 8, 1995 - incorporated by reference from
              Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
    10.2*   - American Family Corporation Retirement Plan for Senior
              Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
              Exhibit 10.2.
    10.3*   - American Family Corporation Supplemental Executive
              Retirement Plan - incorporated by reference from 1989
              Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
              Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.3.1.
    10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
              Amos, dated August 1, 1993 - incorporated by reference
              from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

    10.6*   - AFLAC Incorporated Employment Agreement with Kriss
              Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-94-000006, Exhibit 10.6.
    10.7*   - AFLAC Incorporated Management Incentive Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
              No. 0000004977-94-000003, Exhibit B.
    10.8*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Hidefumi Matsui, dated
              January 1, 1995 - incorporated by reference from 1994
              Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-95-000006, Exhibit 10.8.
    10.9*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994
              Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-95-000006, Exhibit 10.9.
    10.10*  - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from
              Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1995.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
    23.3 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
    27.0    - Financial Data Schedule (electronic filing only).
    28.0*   - AFLAC Incorporated 401(K) Retirement Plan incorporated
              by reference from 1992 Form 10-K, Commission file number 1-7434, Exhibit 28.0.

*Management contract or compensatory plan or agreement.

Exhibits Filed with Current Form 10-K:

    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1995.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
    23.1 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
    23.2 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
    23.3 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
    27.0    - Financial Data Schedule (electronic filing only).