Form 10-Q
period 1996-03-31
AFLAC INC
filed 1996-05-10
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended March 31, 1996
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            May 3, 1996
 ----------------------------                            ------------------
 Common Stock, $.10 Par Value                            140,384,328 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995...................       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 1996 and 1995..............       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1996 and 1995..............       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995..............       5

       Notes to Consolidated Financial Statements................       7

       Review by Independent Certified Public
         Accountants.............................................       9

       Independent Auditors' Report..............................      10


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      11


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................      23

      Item 4.  Submission of Matters to a Vote
                of Security Holders..............................      23

      Item 6.  Exhibits and Reports on Form 8-K..................      24



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         (In thousands - Unaudited)

                                                  March 31,    December 31,
                                                    1996           1995
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $17,135,438 in 1996 and
      $17,104,743 in 1995)                     $ 19,284,739   $ 19,675,006
    Equity securities (cost, $81,522 in
      1996 and $80,912 in 1995)                     117,956        108,062
  Mortgage loans on real estate                      20,324         22,213
  Other long-term investments                         2,982          3,343
  Short-term investments                            410,791        232,201
                                               ------------   ------------
    Total investments                            19,836,792     20,040,825

Cash                                                  6,625          4,139
Receivables, primarily premiums                     203,518        320,543
Receivables for security transactions                55,963            568
Accrued investment income                           215,016        256,659
Deferred policy acquisition costs                 2,557,914      2,565,027
Property and equipment, net                         534,185        552,061
Securities held as collateral for
  loaned securities                               1,747,386      1,378,197
Intangible assets, net                              103,479        104,546
Other                                               115,032        115,421
                                               ------------   ------------
    Total assets                               $ 25,375,910   $ 25,337,986
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
           (In thousands, except for per-share amounts - Unaudited)

                                                  March 31,    December 31,
                                                    1996           1995
                                                ------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                      $ 17,826,260   $ 18,000,296
    Unpaid policy claims                           1,035,090      1,016,295
    Unearned premiums                                296,898        301,452
    Other policyholders' funds                       195,927        316,938
                                                ------------   ------------
      Total policy liabilities                    19,354,175     19,634,981
  Notes payable                                      436,095        327,268
  Income taxes, primarily deferred                 1,285,169      1,397,709
  Payables for return of collateral on
    loaned securities                              1,747,386      1,378,197
  Payables for security transactions                  62,999         80,014
  Other                                              402,241        385,676
                                                ------------   ------------
    Total liabilities                             23,288,065     23,203,845
                                                ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    175,000; issued 156,665 in 1996 and
    156,358 in 1995                                   15,666         15,636
  Additional paid-in capital                         200,463        196,928
  Unrealized foreign currency
    translation gains                                219,938        213,319
  Unrealized gains on securities
    available for sale                               356,633        482,787
  Retained earnings                                1,651,799      1,577,605
  Treasury stock                                    (355,676)      (351,117)
  Notes receivable for stock purchases                  (978)        (1,017)
                                                ------------   ------------
    Total shareholders' equity                     2,087,845      2,134,141
                                                ------------   ------------
    Total liabilities and shareholders' equity  $ 25,375,910   $ 25,337,986
                                                ============   ============
Shareholders' equity per share                  $      14.68   $      15.03
                                                ============   ============
Shares outstanding at end of period                  142,181        141,974
                                                ============   ============

See accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings


(In thousands, except for
 per-share amounts - Unaudited)              Three Months Ended March 31,
                                          ----------------------------------
                                                1996               1995
Revenues:                                   -----------        -----------
  Premiums, principally supplemental
   health insurance                         $ 1,456,363        $ 1,451,772
  Net investment income                         251,399            239,033
  Realized investment gains (losses)               (643)               584
  Other income                                   22,801             22,287
                                             ----------         ----------
        Total revenues                        1,729,920          1,713,676
                                             ----------         ----------
Benefits and expenses:
  Benefits and claims                         1,209,009          1,204,946
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                           41,216             38,341
    Insurance commissions                       191,970            192,442
    Insurance expenses                          101,951             96,751
    Interest expense                              5,086              3,591
    Other operating expenses                     33,505             31,664
                                             ----------         ----------
        Total acquisition and
        operating expenses                      373,728            362,789
                                             ----------         ----------
        Total benefits and expenses           1,582,737          1,567,735
                                             ----------         ----------
        Earnings before income taxes            147,183            145,941

Income taxes                                     60,660             61,068
                                             ----------         ----------
        Net earnings                        $    86,523        $    84,873
                                             ==========         ==========

Net earnings per share                      $       .59        $       .56
                                             ==========         ==========

Shares used in computing
 earnings per share                             146,366            152,827
                                             ==========         ==========
Cash dividends per share                    $      .087        $      .077
                                             ==========         ==========

See accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                      Three Months Ended March 31,
                                                ----------------------------
                                                    1996            1995
                                                 ----------      ----------
Common Stock:
  Balance at beginning of year                  $    15,636     $    15,600
  Exercise of stock options                              30              16
                                                 ----------      ----------
  Balance at end of period                           15,666          15,616
                                                 ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                      196,928         192,899
  Exercise of stock options                           2,292           1,175
  Gain on treasury stock reissued                     1,326             293
  Cash in lieu of fractional shares                     (83)              -
                                                 ----------      ----------
  Balance at end of period                          200,463         194,367
                                                 ----------      ----------
Unrealized foreign currency translation gains:
  Balance at beginning of year                      213,319         174,091
  Change in unrealized translation gains              6,619          33,429
                                                 ----------      ----------
  Balance at end of period                          219,938         207,520
                                                 ----------      ----------
Unrealized gains (losses) on securities
 available for sale:
  Balance at beginning of year                      482,787         228,844
  Change in unrealized gains (losses)              (126,154)        140,941
                                                 ----------      ----------
  Balance at end of period                          356,633         369,785
                                                 ----------      ----------
Retained earnings:
  Balance at beginning of year                    1,577,605       1,277,487
  Net earnings                                       86,523          84,873
  Cash dividends ($.087 per share
   in 1996 and $.077 in 1995)                       (12,329)        (11,445)
                                                 ----------      ----------
  Balance at end of period                        1,651,799       1,350,915
                                                 ----------      ----------
Treasury stock:
  Balance at beginning of year                     (351,117)       (135,776)
  Purchases of treasury stock (303 shares
   in 1996 and 713 shares in 1995)                   (9,563)        (17,664)
  Shares issued to sales associates stock plan
   and to dividend reinvestment plan                  5,004           1,872
                                                 ----------      ----------
  Balance at end of period                         (355,676)       (151,568)
                                                 ----------      ----------
Notes receivable for stock purchases                   (978)         (1,458)
                                                 ----------      ----------
  Total shareholders' equity                    $ 2,087,845     $ 1,985,177
                                                 ==========      ==========
See accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1996             1995
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $    86,523      $    84,873
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                 618,717          594,027
    Deferred income taxes                           18,276           16,817
    Decrease in income taxes payable               (79,271)         (57,723)
    Increase in deferred policy
     acquisition costs                             (59,202)         (66,521)
    Change in receivables and
     advance premiums                               (9,993)             369
    Other, net                                      75,425           91,792
                                                ----------       ----------
      Net cash provided by operating
       activities                                  650,475          663,634
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold                 334,768           81,724
    Fixed-maturity securities matured
     or called                                     196,061          216,680
    Equity securities                                  181            3,482
    Mortgage loans, net                              1,762            1,539
    Other long-term investments, net                   362              138
    Short-term investments, net                          -           67,559
  Costs of investments acquired:
    Fixed-maturity securities                   (1,099,926)      (1,002,533)
    Equity securities                               (1,474)          (4,541)
    Short-term investments, net                   (182,606)               -
  Additions to property & equipment, net            (4,367)          (5,745)
                                                ----------       ----------
     Net cash used by investing activities     $  (755,239)     $  (641,697)
                                                ----------       ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1996             1995
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $   125,917      $     5,000
  Principal payments under debt
   obligations                                      (4,617)          (5,535)
  Dividends paid to shareholders                   (12,329)         (11,445)
  Purchases of treasury stock                       (9,563)         (17,664)
  Treasury stock reissued                            6,330            2,165
  Other, net                                         2,240            1,191
                                                ----------       ----------
    Net cash provided (used) by
     financing activities                          107,978          (26,288)
                                                ----------       ----------
Effect of exchange rate changes on cash               (728)           3,269
                                                ----------       ----------
    Net change in cash                               2,486           (1,082)

Cash at beginning of year                            4,139           17,643
                                                ----------       ----------
Cash at end of period                          $     6,625      $    16,561
                                                ==========       ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of March 31, 1996, and the results of operations and statements of cash flows and shareholders' equity for the three months ended March 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are: deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, accrued liabilities for unfunded retirement plans for various officers and beneficiaries, and contingent liabilities. When additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results.

     The financial statements should be read in conjunction with the financial statements included in the Company's annual report to shareholders for the year ended December 31, 1995.

     All share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.


2. The Company has a loan agreement which provides for borrowings up to $500 million in either U.S. dollars or Japanese yen. During the first quarter, the Company borrowed an additional 13.1 billion yen ($125.9 million). At March 31, 1996, bank borrowings of 37.0 billion yen ($344.9 million) were outstanding under this agreement.

     The Company has entered into interest rate swaps with notional amounts that approximate the unpaid principal amount during the six-year term of the loan. These transactions effectively change a portion of the Company's interest rate exposure from floating rates to fixed interest rates. The fixed-rate is 2.74% after the effect of the swaps. Interest payments are made based on floating interest rates and the Company either pays to or receives from the counterparty the amount necessary to incur the fixed swap rate. At March 31, 1996, the floating rate based on the three-month Tokyo Interbank Offered Rate was .626%.

     The Company has designated the yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the unrealized foreign currency translation gains component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period rates of exchange. Interest expense is translated at average monthly exchange rates for the period the borrowings are outstanding.

3. The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

     The effect on shareholders' equity at the following dates was:

 (In thousands)        March 31, 1996   December 31, 1995  December 31, 1994
                      ----------------  -----------------  -----------------
Securities available
 for sale - unrealized
 gains                  $   2,185,735     $   2,597,413      $     833,662
Less:
  Policy
   liabilities              1,593,652         1,865,077            315,599
  Deferred
   income taxes               235,450           249,549            289,219
                         ------------      ------------       ------------
Shareholders' equity,
 net unrealized gains
 on securities
 available for sale     $     356,633     $     482,787      $     228,844
                         ============      ============       ============

4. AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At March 31, 1996 and December 31, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.7 billion and $1.4 billion, respectively, at market value. The Company's security lending policy requires that the market value of the securities received as collateral be 105% or more of the market value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

5. The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.

     The Internal Revenue Service has proposed adjustments to the Company's U.S. consolidated federal income tax returns for the years 1989 through 1991. The proposed adjustments relate primarily to the computation of foreign-source income for purposes of the foreign tax credit that, if upheld, would have a significant effect on the Company's operating results relating to both the years under examination and subsequent years. Management does not agree with the proposed tax issues and is vigorously contesting them. The Company filed a formal protest with the IRS during 1995. Although the final outcome is uncertain, the Company believes that its position will prevail and that the ultimate liability will not materially impact the consolidated financial statements.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 1996 and 1995 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows and shareholders' equity for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1996, we expressed an unqualified opinion on those consolidated financial statements.


                                                  KPMG PEAT MARWICK LLP


April 23, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The primary business activity of AFLAC Incorporated and subsidiaries (the "Company") is supplemental health insurance, which is marketed and administered primarily through American Family Life Assurance Company of Columbus (AFLAC). Most of AFLAC's policies are individually underwritten in the payroll market, with premiums paid by the employees. The Company's operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two principal markets for the Company's insurance operations. AFLAC Japan and AFLAC U.S. are the primary components for this discussion and analysis, due to their significance to the Company's consolidated financial condition and results of operations.

     The Company paid a three-for-two stock split on March 18, 1996. All share and per-share amounts have been restated for the stock split.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations by business component for the periods shown and the percentage change from the prior period.

             SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                 (In millions, except for per-share amounts)

                                    Percentage Change        Three Months
                                      Over Previous         Ended March 31,
                                         Period             1996      1995
                                   --------------------   ------------------
Pretax operating earnings:
  Insurance operations (excluding
    realized investment gains and
    losses):

      AFLAC Japan.................        (.5)%            $ 133.0  $ 133.8

      AFLAC U.S...................       18.5                 30.0     25.3
                                                            ------   ------
        Total U.S. and Japan
          insurance...............        2.5                163.0    159.1

  Realized investment
    gains (losses)................                             (.6)      .6

  Broadcast division..............       10.7                  4.4      3.9

  Interest expense,
    noninsurance operations.......                            (4.2)    (2.6)

  Corporate expenses, other
    operations and eliminations...       (2.3)               (15.4)   (15.1)
                                                            ------   ------
    Earnings before income taxes..         .9                147.2    145.9

Income taxes......................                            60.7     61.0
                                                            ------   ------
    Net earnings..................        1.9              $  86.5  $  84.9
                                                            ======   ======
Net earnings per share............        5.4              $   .59  $   .56
                                                            ======   ======
- ----------------------------------------------------------------------------
     Per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.
============================================================================

     Due to the relative size of AFLAC Japan, fluctuations in the foreign currency markets can have a significant effect on the Company's reported results. As reported in dollars, the strong performances of the Company's insurance operations were masked by the fluctuating relationship between the U.S. dollar and Japanese yen.

     The change in reported results in U.S. dollars for AFLAC Japan and consolidated earnings for the quarter ended March 31, 1996, was affected by unfavorable currency translations from yen to dollars. The recent weakening of the Japanese yen caused the Company's yen-based earnings to be translated for reporting purposes into a smaller amount of dollars when compared with the results for the preceding period. The weakening of the yen negatively affected operating earnings (excluding realized investment gains/losses) by approximately $.05 per share for the quarter ended March 31, 1996. However, the Company sets its objective for growth in operating earnings per share before the effect of foreign currency fluctuations. Excluding the effect of the weaker yen, operating earnings per share increased 16.4% for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995.

     The following table sets forth the percentage changes for selected line items as reported and as adjusted to exclude the effect of foreign currency translations:

                   AFLAC Incorporated and Subsidiaries
                     Supplemental Consolidated Data
         (Percentage Changes for Three Months Ended March 31, 1996)

                                                         Adjusted to
                                                       Exclude Foreign
                                    As Reported        Currency Changes*
                                    -----------        ----------------
Premium income                             .3%                   8.6%
Net investment income                     5.2                   13.4
Total revenues                             .9                    9.2
Total benefits and expenses               1.0                    9.2
Operating earnings                        2.7                   10.6
Operating earnings per share              7.3                   16.4
- ----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to weaken in relation to the dollar in the third quarter of 1995, and most currency commentators expect it to remain weaker in 1996 than in 1995. A weaker yen has a negative effect on net earnings reported in U.S. dollars. However, all of AFLAC Japan's premiums and most of its investment income are received in yen, and its claims and expenses are paid in yen. Also, the majority of its invested assets are denominated in yen. Therefore, the translation of results from yen into U.S. dollars does not affect AFLAC Japan's financial condition or its results of operations in real economic terms.

     The Company's objective for 1996 is to increase operating earnings per share by 15% for the year, excluding the effect of currency translation. However, if that objective is achieved and the yen/dollar exchange rate averages 105.00 compared with the 1995 average rate of 94.10, operating earnings per share including foreign currency translation would increase by approximately 6% for the year 1996.

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 9.3% for the quarter ended March 31, 1996, compared with the first quarter of 1995. The reported U.S. dollar results for AFLAC Japan were negatively affected by the unfavorable average yen-to-dollar exchange rate of 105.84 for the quarter ended March 31, 1996, compared with 96.32 for the first quarter of 1995. As a result, the percentage change in U.S. dollars for AFLAC Japan's pretax operating earnings was a decrease of .5% for the quarter ended March 31, 1996, compared with the first quarter of 1995.

     During the first quarter, AFLAC purchased 210,300 shares of its common stock. The Company has purchased 14.7 million shares (through March 31,
1996) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.

     AFLAC Japan repatriated profits to AFLAC U.S. of $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993 and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $5.0 million and $2.7 million for the quarters ended March 31, 1996 and 1995, respectively. The Company expects to repatriate approximately $200 million from AFLAC Japan to AFLAC U.S. in 1996.


AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the fourth largest life insurance company in Japan in terms of individual policies in force.

     As discussed above, AFLAC Japan transferred profits to AFLAC U.S., which distorts comparisons of operating results between years. The AFLAC Japan summary of operations table on the following page presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between years. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1995.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

                                                        In Dollars
(In millions)                                      1996            1995
                                                --------------------------
Premium income.........................         $  1,224.1      $  1,237.9
Investment income, as adjusted*........              227.0           219.5
Other income...........................                 .4             1.2
                                                ----------      ----------
  Total revenues, as adjusted*.........            1,451.5         1,458.6
                                                ----------      ----------
Benefits and claims....................            1,064.6         1,071.7
Operating expenses.....................              248.6           248.8
                                                ----------      ----------
  Total benefits and expenses..........            1,313.2         1,320.5
                                                ----------      ----------
    Pretax operating earnings,
     as adjusted*......................              138.3           138.1
Investment income applicable to
 profit repatriations..................               (5.3)           (4.3)
                                                ----------      ----------
    Pretax operating earnings..........         $    133.0      $    133.8
                                                ==========      ==========
- ----------------------------------------------------------------------------
                                       In Dollars              In Yen
                                     1996      1995        1996      1995
                                    ----------------      ----------------
Percentage increases
 over previous period:
  Premium income.................   (1.1)%     26.1%        8.7%     12.8%
  Investment income*.............    3.4       25.8        13.7      12.7
  Total revenues*................    (.5)      26.0         9.4      12.8
  Pretax operating earnings*.....     .2       22.6        10.1       9.9

  Pretax operating earnings......    (.5)      21.1         9.3       8.5
- ----------------------------------------------------------------------------
                                                     In Dollars
                                                  1996        1995
                                                 ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims.....................        73.4%       73.4%
  Operating expenses......................        17.1        17.1
  Pretax operating earnings...............         9.5         9.5

Ratio of pretax operating earnings
  to total reported revenues..............         9.2         9.2
- ----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $5.3 million in 1996 and $4.3 million in 1995, foregone due to profit repatriations.
============================================================================

     As previously mentioned, the yen continued to weaken against the dollar in the first quarter. The average exchange rate for the first three months of 1996 was 105.84 which was 9.0% weaker than the average rate of

96.32 a year ago. As a result, growth rates for AFLAC Japan in dollar terms were lower than those reported in yen. The average exchange rate for the full year of 1995 was 94.10.

     The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency. Total new sales were flat at
17.4 billion yen and declined 8.6% in dollars for the first three months of 1996.

     AFLAC Japan's new sales activity during the quarter was dominated by the living benefit life rider. This new rider, which has only been available since September 1995, was responsible for 47.9% of new sales for the quarter. Sales of the rider exceeded 430,500 units during the quarter. These results benefited from a national advertising campaign promoting this new product. As expected, sales of cancer and care plans declined in the quarter as agents focused more attention on living benefit life. Management is pleased with the reception that consumers and sales agencies have given this new product, and expects continued success in marketing a broadened product line. Looking to the remainder of the year, management believes the sales momentum will increase due to the strong consumer demand for living benefit life and greater sales activity prior to the implementation of premium rate increases later in the year. Management's goal is to increase new sales by 10% in yen for the year 1996.

     Due to the continued low level of available investment yields in Japan, the Ministry of Finance has permitted insurers to increase premium rates on new policy issues in recent years. AFLAC Japan increased premium rates by an average of 16% on all cancer policy sales made after July 1, 1994. Premium rates on care policy new issues were increased by an average of 10% in both November 1993 and 1995. As a result of continuing low yields, the Company expects to increase premium rates by approximately 12-14% on all new policy issues beginning in the fourth quarter of 1996.

     Low investment yields in Japan continue to be the Company's greatest operational challenge. Although interest rates and available investment yields remain at low levels, they have generally risen since the end of the year. The yield on a composite index of 10-year Japanese government bonds increased from a low of 3.08% in January to 3.24% at the end of the quarter. By May 2, that same yield index had climbed to 3.51%.

     During the first quarter, the Company purchased and committed to purchase yen-denominated securities at an average yield to maturity of 4.05%. Including dollar-denominated purchases and commitments to purchase, the blended new money yield to maturity for the quarter was 4.20%.

     The yield to maturity on AFLAC Japan's fixed-maturity portfolio declined from 5.88% at year-end to 5.78% at the end of the first quarter. The return on average invested assets was 5.64% for the first quarter, compared with 5.90% for the first quarter of 1995 and 5.81% for the full year 1995.

AFLAC U.S.

     AFLAC U.S. pretax operating results improved substantially, due to additional investment income earned on profit transfers received from AFLAC Japan. AFLAC U.S. in turn increased dividend payments to the Parent Company in the amounts of $8.3 million in the first quarter of 1996, and $21.2 million, $51.9 million and $10.1 million for the full years 1995, 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1995 has been reclassified in the following presentation in order to improve comparability between periods.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,


(In millions)                                      1996            1995
                                                --------------------------
Premium income.........................          $  229.1        $  209.6
Investment income, as adjusted*........              21.0            18.6
Other income...........................                .4              .4
                                                 --------        --------
  Total revenues, as adjusted*.........             250.5           228.6
                                                 --------        --------
Benefits and claims....................             141.8           130.0
Operating expenses.....................              85.4            77.4
                                                 --------        --------
  Total benefits and expenses..........             227.2           207.4
                                                 --------        --------
    Pretax operating earnings,
     as adjusted*......................              23.3            21.2
Investment income applicable to
 profit repatriations..................               6.7             4.1
                                                 --------        --------
    Pretax operating earnings..........          $   30.0        $   25.3
                                                 ========        ========
- ----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.......................               9.3%            8.6%
  Investment income*...................              13.1            13.6
  Total revenues*......................               9.6             9.0
  Pretax operating earnings*...........              10.0            16.5

  Pretax operating earnings............              18.5            23.7
- ----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims..................              56.6%           56.9%
  Operating expenses...................              34.1            33.8
  Pretax operating earnings............               9.3             9.3

Ratio of pretax operating earnings
  to total reported revenues...........              11.7            10.9
- ----------------------------------------------------------------------------
*Excludes estimated investment income of $6.7 million in 1996 and $4.1 million in 1995 related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

     The results continue to reflect slightly lower benefit ratios. This trend is principally due to the mix of business shifting toward accident/disability and hospital indemnity policies, which have lower benefit ratios compared with the Company's other products. Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios.

     At the same time, management expects the operating expense ratio, excluding discretionary advertising expenses, to decline in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. Management expects the pretax operating profit margin, which was 8.9% for the year 1995 excluding the effect of repatriation, to improve in 1996.

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. New annualized premium sales rose significantly in the first quarter, setting a quarterly record for new business. New sales increased 15.5% to $77.9 million, surpassing the record the Company set in the fourth quarter of 1995 of $74.3 million. The Company continued to experience strong sales from new products, especially the accident/disability plan, and from the Company's flagship product, cancer expense insurance. New premium from payroll-deduction sales was up 19.9% for the quarter. Management believes these sales results reflect a growing need for supplemental insurance and the Company's strong market position. Management expects new policy sales to increase by 10% to 15% for the year.

     The increase in investment income was primarily due to the continued cash flow from operations. During the first quarter, available cash flow was invested at an average yield-to-maturity of 7.11% compared with 8.34% during the first quarter of 1995. The overall return on average invested assets, net of investment expenses, was up slightly for the first three months of 1996 over 1995, increasing to 7.43% from 7.35%.


FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENTS

     The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to (1) those assets to be held and used in the business, and (2) for assets to be disposed of. There was no material effect on the financial statements from the adoption of this new accounting standard.

     SFAS No. 123, Accounting for Stock-Based Compensation, is effective for 1996. This statement provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the year end financial statements.

ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1995, the financial condition of the Company has
remained strong in the functional currencies.  	Due to the relative size of
AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at March 31, 1996, was 106.35 yen to one U.S. dollar, 3.2% weaker than the exchange rate of 102.95 as of December 31, 1995. Management estimates that the weaker yen rate decreased invested assets by $555.2 million, total assets by $708.6 million, and total liabilities by $690.8 million versus the amounts that would have been reported based on the exchange rate as of December 31, 1995.

     Fixed-maturity securities available for sale are carried at fair value. Net unrealized gains of $2.1 billion on investments in fixed-maturity securities at March 31, 1996 consisted of $2.2 billion in gross unrealized gains and $56.8 million in gross unrealized losses. During 1996, net unrealized gains decreased by $421.0 million, which was primarily due to the increase in general-market interest rates in Japan and the United States.

     Since December 31, 1995, total invested assets, including unrealized gains on securities available for sale, have decreased $201.5 million, or 1.0%. AFLAC Japan invested assets decreased $319.8 million (1.7%), while AFLAC U.S. invested assets decreased $12.2 million (.7%). Since December 31, 1995, total invested assets, excluding unrealized gains on securities available for sale, have increased $210.1 million, or 1.2%. AFLAC Japan invested assets increased $31.7 million (.2%), while AFLAC U.S. invested assets increased $47.8 million (3.1%). The continued growth in assets reflects the strength of the Company's primary business, the substantial cash flows from operations, the record-breaking new annualized premium sales by AFLAC U.S., and the substantial renewal premiums collected by AFLAC Japan. Offsetting these positive factors was the previously mentioned weaker yen/dollar exchange rate and a decrease in unrealized market gains.

     Investments continued to consist of high-quality securities. AFLAC invests primarily within the Japanese and U.S. fixed-maturity markets. The Company uses specific criteria to judge the credit quality and liquidity of its investments. The Company utilizes a variety of credit rating services to monitor this criteria. The percentages of the Company's fixed-maturity securities available for sale, at amortized cost by quality rating, as of March 31, 1996, were as follows:

                  AAA                               49.8%
                  AA                                22.4
                  A                                 23.7
                  BBB                                4.1
                                                   -----
                                                   100.0%

     Private placement investments made up 23.4% and 20.3% of the Company's total fixed-maturity securities available for sale as of March 31, 1996 and December 31, 1995, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than 10-year Japanese government bonds would have provided. At the same time, the Company has adhered to its conservative standards for credit quality.

     Policy liabilities decreased $280.8 million, or 1.4%, during the first three months of 1996. AFLAC Japan decreased $321.9 million, or 1.8% (1.5% increase in yen), and AFLAC U.S. increased $38.9 million, or 2.6%. The weaker yen rate decreased reported policy liabilities by $585.9 million. Other increases in policy liabilities are due to the addition of new business and the aging of policies in force. The effect of SFAS No. 115 also caused a decrease in policy liabilities (see Note 3).

     The income tax liability decreased by $112.5 million, or 8.1%, since December 31, 1995. The decrease is primarily due to a tax payment in Japan and the weaker yen.

     Loan agreements provide for borrowings of up to $500 million in U.S. dollars with interest at the London Interbank Offered Rate plus 25 basis points or in Japanese yen with interest at the Tokyo Interbank Offered Rate plus 25 basis points. Principal payments are payable annually over six years beginning in July 1996. In August 1995, all outstanding borrowings under the agreement, which were obtained in connection with the share repurchase program, were converted from dollar-denominated to yen-denominated amounts. During the first quarter the Company borrowed an additional 13.1 billion yen ($125.9 million) in an arbitrage transaction and invested the funds in U.S. dollar-denominated securities. At March 31, 1996, bank borrowings of 37.0 billion yen ($344.9 million) were outstanding. The Company has entered into interest rate swaps with a notional amount that approximates the unpaid principal. These swaps effectively change the interest rate exposure from floating-rate to a fixed-rate of 2.74%. The Company has also designated these yen-denominated borrowings as a hedge of its net investment in AFLAC Japan for financial reporting purposes. The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized market gains on securities available for sale) was 20.1% and 16.5% as of March 31, 1996 and December 31, 1995, respectively.

     AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At March 31, 1996, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.7 billion at market value. The Company's security lending policy requires that the fair value of the securities received as collateral be greater than or equal to 105% of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

     During the first quarter, AFLAC U.S. entered into foreign exchange forward contracts in the amount of $76.9 million. These contracts reduce foreign exchange risk on a portion of the profit repatriation from AFLAC Japan expected in July 1996. At March 31, 1996, these contracts are in a net gain position which is reflected in the unrealized foreign exchange gain component of shareholders' equity.

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

     The achievement of continued long-term growth will require growth in the statutory capital and surplus of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. Management believes outside sources for additional debt and equity capital will continue to be available for capital expenditures, business expansion, and treasury share purchases.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $8.3 million in the first quarter of 1996 and $179.5 million and $167.9 million in the full years 1995 and 1994, respectively. Profit repatriations have been remitted annually from AFLAC Japan to AFLAC U.S. in July. During the last two years, the MOF has developed solvency standards, a version of risk-based capital requirements, as part of its long-term deregulation process. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1995.

     For information regarding proposed tax adjustments by the Internal Revenue Service and pending litigation, see Note 5 of the Notes to the Consolidated Financial Statements.

     The board of directors approved a 14.9% increase in the quarterly cash dividend from $.087 to $.10 per share. The second quarter cash dividend of $.10 per share is payable on June 3, 1996, to shareholders of record at the close of business on May 17, 1996.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on April 8, 1996. Matters submitted to the shareholders were: (1) Election of 18 members to the board of directors; (2) Ratification of the selection of auditors for 1996. The two proposals were approved by the shareholders.

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

                                            VOTES
                         -------------------------------------------------
                                              Absten-   With-     Broker
                             For      Against  tions     held   Non-Votes
                        --------------------------------------------------
(1)  Election of 18
members to the board of
directors:

Paul S. Amos             200,460,644    N/A       N/A    354,993   129,551
Daniel P. Amos           200,526,244    N/A       N/A    289,393   129,551
J. Shelby Amos, II       200,469,937    N/A       N/A    345,700   129,551
Michael H. Armacost      200,509,313    N/A       N/A    306,324   129,551
M. Delmar Edwards, M.D.  200,343,601    N/A       N/A    472,036   129,551
George W. Ford, Jr.      200,202,751    N/A       N/A    612,886   129,551
Cesar E. Garcia          199,412,775    N/A       N/A  1,402,862   129,551
Joe Frank Harris         200,036,632    N/A       N/A    779,005   129,551
Elizabeth J. Hudson      200,552,820    N/A       N/A    262,817   129,551
Kenneth S. Janke, Sr.    200,552,147    N/A       N/A    263,490   129,551
Charles B. Knapp         200,407,550    N/A       N/A    408,087   129,551
Hisao Kobayashi          200,516,504    N/A       N/A    299,133   129,551
Yoshiki Otake            200,533,522    N/A       N/A    282,115   129,551
E. Stephen Purdom        200,551,714    N/A       N/A    263,923   129,551
Barbara K. Rimer         200,508,075    N/A       N/A    307,562   129,551
Henry C. Schwob          199,403,932    N/A       N/A  1,411,705   129,551
J. Kyle Spencer          200,445,119    N/A       N/A    370,518   129,551
Glenn Vaughn, Jr.        200,529,942    N/A       N/A    285,695   129,551

(2) Ratification of
appointment of KPMG Peat
Marwick LLP as independent
auditors                 200,279,381  338,412  327,395     N/A     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      3.0 - Bylaws of the Company, as amended.

     27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

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




Date     May 9, 1996                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 9, 1996                          /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

      3.0 - ByLaws of the Company, as amended.

     27.0 - Financial Data Schedule (for SEC use only).