Form 10-Q
period 1996-06-30
AFLAC INC
filed 1996-08-06
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



                      For the quarter ended June 30, 1996
                           Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            August 2, 1996
 ----------------------------                             ------------------
 Common Stock, $.10 Par Value                             139,450,624 shares

                          AFLAC INCORPORATED AND SUBSIDIARIES

                                         INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995....................        1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1996 and 1995
         Six Months Ended June 30, 1996 and 1995.................        3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 1996 and 1995.................        4

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995.................        5

       Notes to Consolidated Financial Statements................        7

       Review by Independent Certified Public
         Accountants.............................................       10

       Independent Auditors' Report..............................       11


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............       12


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................       25


      Item 6.  Exhibits and Reports on Form 8-K..................       25



Items other than those listed above are omitted because they are not required or are not applicable.

                         Part I.  Financial Information

                       AFLAC INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           (In thousands - Unaudited)


                                                  June 30,     December 31,
                                                    1996           1995
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost
      $17,205,532 in 1996 and
      $17,104,743 in 1995)                     $ 19,159,359   $ 19,675,006
    Equity securities (cost $82,633 in
      1996 and $80,912 in 1995)                     121,847        108,062
  Mortgage loans on real estate                      19,164         22,213
  Other long-term investments                         2,996          3,343
  Short-term investments                            490,701        232,201
                                               ------------   ------------
    Total investments                            19,794,067     20,040,825

Cash                                                  3,695          4,139
Receivables, primarily premiums                     226,391        320,543
Receivables for security transactions                19,889            568
Accrued investment income                           269,091        256,659
Deferred policy acquisition costs                 2,558,524      2,565,027
Property and equipment, net                         516,576        552,061
Securities held as collateral for
  loaned securities                               1,068,551      1,378,197
Intangible assets, net                              101,239        104,546
Other                                               112,856        115,421
                                               ------------   ------------
    Total assets                               $ 24,670,879   $ 25,337,986
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
           (In thousands, except for per-share amounts - Unaudited)

                                                   June 30,    December 31,
                                                    1996           1995
                                                ------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                      $ 17,881,500   $ 18,000,296
    Unpaid policy claims                           1,041,412      1,016,295
    Unearned premiums                                289,060        301,452
    Other policyholders' funds                       196,150        316,938
                                                ------------   ------------
      Total policy liabilities                    19,408,122     19,634,981
  Notes payable                                      412,997        327,268
  Income taxes, primarily deferred                 1,264,127      1,397,709
  Payables for return of collateral on
    loaned securities                              1,068,551      1,378,197
  Payables for security transactions                  72,896         80,014
  Other                                              416,900        385,676
                                                ------------   ------------
    Total liabilities                             22,643,593     23,203,845
                                                ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    175,000; issued 156,826 in 1996 and
    156,358 in 1995                                   15,683         15,636
  Additional paid-in capital                         203,211        196,928
  Unrealized foreign currency
    translation gains                                221,298        213,319
  Unrealized gains on securities
    available for sale                               274,140        482,787
  Retained earnings                                1,723,503      1,577,605
  Treasury stock                                    (409,963)      (351,117)
  Notes receivable for stock purchases                  (586)        (1,017)
                                                ------------   ------------
    Total shareholders' equity                     2,027,286      2,134,141
                                                ------------   ------------
    Total liabilities and shareholders' equity  $ 24,670,879   $ 25,337,986
                                                ============   ============
Shareholders' equity per share                  $      14.42   $      15.03
                                                ============   ============
Shares outstanding at end of period                  140,605        141,974
                                                ============   ============

See accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
(In thousands, except for                             Three Months Ended June 30,            Six Months Ended June 30,
 per-share amounts - Unaudited)                       ---------------------------           ---------------------------
                                                         1996            1995                  1996            1995
Revenues:                                             -----------     -----------           -----------     -----------
  Premiums, principally supplemental
   health insurance                                   $ 1,461,484     $ 1,634,094           $ 2,917,847     $ 3,085,866
  Net investment income                                   252,885         274,010               504,284         513,043
  Realized investment gains (losses)                          214            (435)                 (429)            149
  Other income                                             27,074          25,102                49,875          47,389
                                                      -----------     -----------           -----------     -----------
        Total revenues                                  1,741,657       1,932,771             3,471,577       3,646,447
                                                      -----------     -----------           -----------     -----------
Benefits and expenses:
  Benefits and claims                                   1,208,051       1,355,114             2,417,060       2,560,060
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                     41,348          44,492                82,564          82,833
    Insurance commissions                                 191,819         214,832               383,789         407,274
    Insurance expenses                                    108,734         115,197               210,685         211,948
    Interest expense                                        3,953           4,419                 9,039           8,010
    Other operating expenses                               43,510          38,792                77,015          70,456
                                                      -----------     -----------           -----------     -----------
        Total acquisition and
        operating expenses                                389,364         417,732               763,092         780,521
                                                      -----------     -----------           -----------     -----------
        Total benefits and expenses                     1,597,415       1,772,846             3,180,152       3,340,581
                                                      -----------     -----------           -----------     -----------
        Earnings before income taxes                      144,242         159,925               291,425         305,866

Income taxes                                               58,495          67,009               119,155         128,077
                                                      -----------     -----------           -----------     -----------
        Net earnings                                  $    85,747     $    92,916           $   172,270     $   177,789
                                                      ===========     ===========           ===========     ===========
Net earnings per share                                $       .59     $       .61           $      1.18     $      1.17
                                                      ===========     ===========           ===========     ===========
Shares used in computing earnings per share               144,879         151,711               145,623         152,284
                                                      ===========     ===========           ===========     ===========
Cash dividends per share                              $       .10     $      .087           $      .187     $      .164
                                                      ===========     ===========           ===========     ===========

See accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.
                                                                   3

                  AFLAC INCORPORATED AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
                      (In thousands - Unaudited)
                                                   Six Months Ended June 30,
                                                       1996         1995
  Common stock:                                    -------------------------
     Balance at beginning of year                   $   15,636   $   15,600
     Exercise of stock options                              47           26
                                                     ---------    ---------
     Balance at end of period                           15,683       15,626
                                                     ---------    ---------
  Additional paid-in capital:
     Balance at beginning of year                      196,928      192,899
     Exercise of stock options                           3,617        1,930
     Gain on treasury stock reissued                     2,749          710
     Cash in lieu of fractional shares                     (83)           -
                                                     ---------    ---------
     Balance at end of period                          203,211      195,539
                                                     ---------    ---------
  Unrealized foreign currency translation gains:
     Balance at beginning of year                      213,319      174,091
     Change in unrealized translation gains              7,979       51,793
                                                     ---------    ---------
     Balance at end of period                          221,298      225,884
                                                     ---------    ---------
  Unrealized gains (losses) on securities
   available for sale:
     Balance at beginning of year                      482,787      228,844
     Change in unrealized gains and losses            (208,647)     309,449
                                                     ---------    ---------
     Balance at end of period                          274,140      538,293
                                                     ---------    ---------
  Retained earnings:
     Balance at beginning of year                    1,577,605    1,277,487
     Net earnings                                      172,270      177,789
     Cash dividends on common stock
        ($.187 per share in 1996, $.164 per
        share in 1995)                                 (26,372)     (24,260)
                                                     ---------    ---------
     Balance at end of period                        1,723,503    1,431,016
                                                     ---------    ---------
  Treasury stock:
     Balance at beginning of year                     (351,117)    (135,776)
     Purchases of treasury stock (2,356 shares
      in 1996 and 3,426 shares in 1995)                (71,810)     (91,692)
     Shares issued to sales associates stock bonus
      plan and dividend reinvestment plan               12,964        3,684
                                                     ---------    ---------
     Balance at end of period                         (409,963)    (223,784)
                                                     ---------    ---------
  Notes receivable for stock purchases                    (586)      (1,180)
                                                     ---------    ---------
     Total shareholders' equity                     $2,027,286   $2,181,394
                                                     =========    =========
See accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                     AFLAC INCORPORATED AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                         (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                              -----------------------------
                                                   1996             1995
                                              ------------     ------------

Cash flows from operating activities:
   Net earnings                               $   172,270      $   177,789
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Increase in policy liabilities            1,209,231        1,259,901
      Deferred income taxes                        37,748           35,271
      Decrease in income taxes payable            (48,612)         (44,623)
      Increase in deferred policy
         acquisition costs                       (119,442)        (131,115)
      Increase in receivables and
        advance premiums                          (41,643)          (6,536)
      Other, net                                   56,737           90,179
                                              -----------      -----------
         Net cash provided by operating
            activities                          1,266,289        1,380,866
                                              -----------      -----------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed-maturity securities sold              547,855          353,379
      Fixed-maturity securities matured
         or called                                416,808          356,788
      Equity securities                             7,695            9,146
      Mortgage loans, net                           2,814            2,364
      Other long-term investments, net                347              170
   Costs of investments acquired:
      Fixed-maturity securities                (1,982,971)      (1,980,425)
      Equity securities                            (9,337)         (10,394)
      Short-term investments, net                (270,561)         (77,857)
   Additions to property and equipment, net        (5,126)         (10,429)
                                              -----------      -----------
        Net cash used by investing activities  (1,292,476)      (1,357,258)
                                              -----------      -----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                              -----------------------------
                                                   1996             1995
                                              ------------     ------------

Cash flows from financing activities:
   Proceeds from borrowings                       125,918           87,000
   Principal payments under debt obligations      (19,863)         (11,315)
   Dividends paid to shareholders                 (26,372)         (24,260)
   Purchases of treasury stock                    (71,810)         (91,692)
   Treasury stock reissued                         15,713            4,394
   Other, net                                       3,581            1,956
                                              -----------      -----------
         Net cash provided (used) by
          financing activities                     27,167          (33,917)
                                              -----------      -----------
Effect of exchange rate changes on cash            (1,424)           4,333
                                              -----------      -----------
         Net change in cash                          (444)          (5,976)
Cash at beginning of year                           4,139           17,643
                                              -----------      -----------
Cash at end of period                         $     3,695      $    11,667
                                              ===========      ===========


Supplemental disclosures of cash flow information:
   Cash payments during the year for:
     Interest on debt obligations             $     7,491      $     6,962
     Income taxes                                 130,042           80,275

   Non-cash financing activities included capital lease obligations incurred for computer equipment totaling $874 in 1996 and $2,166 in 1995.



See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of June 30, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and changes in shareholders' equity and cash flows for the six months ended June 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to (1) those assets to be held and used in the business, and (2) for assets to be disposed of. There was no material effect on the financial statements from the adoption of this new accounting standard.

     SFAS No. 123, Accounting for Stock-Based Compensation, is effective for 1996. This statement provides a choice of accounting methods for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). Entities electing to remain with the method prescribed by APB No. 25 must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the method prescribed by APB No. 25 and include the required disclosures in the year-end financial statements.

     The Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities, in June 1996. This statement establishes standards regarding which transfers should be considered as sales of all or part of the assets or as secured borrowings. It also establishes how transferors and transferees should account for sales and secured borrowings and extinguishment of liabilities. The Company is evaluating this new accounting standard. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.


2. The Company has a loan agreement which provides for bank borrowings up to $500 million in either U.S. dollars or Japanese yen. During the first quarter of 1996, the Company borrowed an additional 13.1 billion yen ($125.9 million) under this agreement. At June 30, 1996, borrowings of 37.0 billion yen ($337.9 million) were outstanding under this agreement. The Company has entered into interest rate swaps with notional amounts equal to the unpaid principal amount during the six-year term of the loan. These transactions effectively change the Company's interest rate exposure on this loan from floating rates to fixed interest rates. The fixed-rate is 2.74% after the effect of the swaps. Interest payments are made based on floating interest rates and the Company either pays to or receives from the counterparty an amount necessary to equal the fixed swap rate. At June 30, 1996, the floating rate, based on the six-month Tokyo Interbank Offered Rate (TIBOR) plus 25 basis points, was 1.04%.

     In the second quarter, the Company converted another loan agreement with outstanding principal of $29.3 million and a 5.965% fixed rate (after interest rate swap) from dollar denominated to yen denominated amounts with a floating interest rate based on TIBOR plus 25 basis points. At June 30, 1996, bank borrowings of 3.1 billion yen ($28.6 million) were outstanding under this agreement at a floating interest rate of .87%.

     The Company has designated these yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the unrealized foreign currency translation gains component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period exchange rates. Interest expense is translated at average monthly exchange rates for the period the interest expense is incurred.


3. The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investments yields at these dates.

     The effect on shareholders' equity at the following dates was:

(In thousands)                   June 30, 1996      December 31, 1995
                               ----------------     -----------------
Securities available
 for sale -
 unrealized gains               $    1,993,041        $    2,597,413
Less:
  Policy liabilities                 1,521,373             1,865,077
  Deferred income
   taxes                               197,528               249,549
                                 -------------         -------------
Shareholders' equity,
 net unrealized gains
 on securities
 available for sale             $      274,140        $      482,787
                                 =============         =============

4. AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At June 30, 1996 and December 31, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.1 billion and $1.4
billion, respectively, at market value.   The Company's security lending
policy requires that the fair value of the securities received as collateral be 105% or more of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

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

     The outstanding income tax issues with the Internal Revenue Service
(IRS) in connection with their examination of the Company's U.S. consolidated income tax returns for the years 1989 through 1991 were settled in July 1996. These issues are described in Note 8 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year 1995. There are no material adjustments to the income tax returns as originally filed.

     The IRS is currently examining the Company's U.S. consolidated income tax returns for the years 1992 through 1994.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1996 and 1995 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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




July 23, 1996

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
                                        SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                           (In millions, except for per-share amounts)

                                              Three Months Ended June 30,                  Six Months Ended June 30,
                                         --------------------------------------      --------------------------------------
                                         Percentage Change                           Percentage Change
                                           Over Previous                               Over Previous
                                              Period           1996      1995             Period           1996      1995
                                         -----------------   ------------------      -----------------   ------------------
Pretax operating earnings:
  Insurance operations (excluding
    realized investment gains and
    losses):
      AFLAC Japan.....................        (13.0)%        $132.2     $152.0              (7.2)%       $265.3     $285.8
      AFLAC U.S.......................         18.4            30.7       25.9              18.5           60.7       51.2
                                                             ------     ------                           ------     ------
        Total U.S. and Japan
          insurance...................         (8.4)          162.9      177.9              (3.3)         326.0      337.0
  Realized investment
    gains (losses)....................                           .2        (.4)                             (.4)        .1
  Broadcast division..................         12.2             7.3        6.5              11.6           11.7       10.5
  Interest expense,
    noninsurance operations...........                         (3.1)      (3.3)                            (7.2)      (5.9)
  Corporate expenses, other
    operations and eliminations.......        (11.3)          (23.1)     (20.8)             (7.5)         (38.7)     (35.8)
                                                             ------     ------                           ------     ------
    Earnings before income taxes......         (9.8)          144.2      159.9              (4.7)         291.4      305.9

Income taxes..........................        (12.7)           58.5       67.0              (7.0)         119.1      128.1
                                                             ------     ------                           ------     ------
    Net earnings......................         (7.7)        $  85.7    $  92.9              (3.1)       $ 172.3    $ 177.8
                                                             ======     ======                           ======     ======
Net earnings per share................         (3.3)        $   .59    $   .61                .9        $  1.18    $  1.17
                                                             ======     ======                           ======     ======
- --------------------------------------------------------------------------------------------------------------------------
==========================================================================================================================



                                                                   13

     As in the first quarter, AFLAC's financial results as reported in dollars were depressed due to the weakening of the yen. However, the Company's performance during the second quarter excluding the effect of unrealized foreign currency translation was strong. In both Japan and the United States, the Company continued to demonstrate market leadership, producing significant gains in new sales and solid financial performance in local-currency terms.

     Excluding the impact of the yen, operating earnings per share were up 16.4% for both the second quarter and the first six months of 1996 compared with the respective periods in 1995. Those results exceeded the Company's primary corporate objective of 13% to 15% annual growth in operating earnings per share before currency fluctuations.

     The weakening of the yen in relation to the dollar lowered the Company's operating earnings by $.12 per share during the second quarter and $.17 per share for the first six months. This is solely attributable to the translation effect of the weakening yen and not to any fundamental change in business. If the exchange rate in 1996 had remained unchanged from its 1995 level, the increases in revenues, benefits, expenses and earnings would have been significantly higher than reported, as the following table illustrates.

                          Supplemental Consolidated Data
                           Selected Percentage Changes

                               Three Months Ended        Six Months Ended
                                  June 30, 1996            June 30, 1996
                              ---------------------    ---------------------
                                         Adjusted to             Adjusted to
                                           Exclude                 Exclude
                                           Foreign                 Foreign
                                  As      Currency        As      Currency
                               Reported   Changes*     Reported   Changes*
                               --------  -----------   --------  -----------
Premium income                  (10.6)%       9.2%       (5.4)%       8.9%
Net investment income            (7.7)       11.4        (1.7)       12.3
Total revenues                   (9.9)        9.5        (4.8)        9.3
Total benefits and expenses      (9.9)        9.6        (4.8)        9.4
Operating earnings               (7.7)       11.1        (2.7)       10.9

Operating earnings per share     (3.3)       16.4         1.7        16.4

- ----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to weaken in relation to the dollar in the third quarter of 1995, and management and most currency commentators expect it to remain weaker in 1996 than in 1995. A weaker yen has a negative effect on net earnings reported in U.S. dollars. However, all of AFLAC Japan's premiums and claims and most of its investment income and expenses are yen-denominated. The majority of AFLAC Japan's invested assets are also denominated in yen. Therefore, the translation of results from yen into U.S. dollars does not affect AFLAC Japan's financial condition or its results of operations in real economic terms.

     The Company's objective for 1996 is to increase operating earnings per share by 15% for the year, excluding the effect of currency translation. However, if that objective is achieved and the yen/dollar exchange rate averages 108.00 for the year, compared with the 1995 average rate of 94.10, operating earnings per share as reported (including foreign currency translation) would only increase by approximately 3% for the year 1996.

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 9.8% for the three months ended June 30, 1996, compared with the second quarter of 1995 and increased 9.6% for the six months ended June 30, 1996, compared with the six months ended June 30, 1995. The reported U.S. dollar results for AFLAC Japan were negatively affected by the unfavorable average yen-to-dollar exchange rate of 106.75 for the six months ended June 30, 1996, compared with 90.39 for the first six months of 1995. As a result, the percentage change in U.S. dollars for AFLAC Japan's pretax operating earnings was a decrease of 13.0% for the three months ended June 30, 1996, compared with the second quarter of 1995 and a decrease of 7.2% for the six months ended June 30, 1996, compared with the six months ended June 30, 1995.

     During the second quarter, AFLAC purchased 2.1 million shares of its common stock. At the end of June 1996, the Company had approximately 4.6 million shares available for purchase under the board of directors' current authorization. The Company has purchased 16.7 million shares (through June 30, 1996) since the inception of the share repurchase program in February 1994. The difference in percentage changes in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.

     AFLAC Japan repatriated profits to AFLAC U.S. of $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993, and $33.4 million in
1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $5.2 million and $2.4 million for the three months ended June 30, 1996 and 1995, respectively and $10.2 million and $5.0 million for the six months ended June 30, 1996 and 1995, respectively.

     In July 1996, AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $217.3 million (23.5 billion yen). AFLAC U.S. in turn made an additional dividend payment to the Parent Company in the amount of $36.2 million. Repatriated profits represent a portion of the net earnings as reported to the Japanese Ministry of Finance as of March 31 each year. Such regulatory basis earnings are based on accounting principles that differ materially from generally accepted accounting principles. Such differences relate primarily to valuation of investments, policy benefit and claim reserves, acquisition costs, and deferred income taxes. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year
because of these differences.   At present, management believes that the 1997
profit repatriation may fall between the amounts transferred in 1995 and 1996.

     The Company had approximately $76.9 million in short-term forward foreign exchange contracts outstanding related to the profit transfer in 1996. These contracts were in a net gain position which is recorded in the unrealized foreign exchange gain component of shareholders' equity at June 30, 1996. These contracts closed in July, coinciding with the transfer of the funds.


AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the fourth largest life insurance company in Japan in terms of individual policies in force.

     As discussed above, AFLAC Japan transferred profits to AFLAC U.S., which distorts comparisons of operating results between periods. The AFLAC Japan summary of operations tables on the following pages present investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between periods. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1995.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                         THREE MONTHS ENDED JUNE 30,

                                                     In Dollars
(In millions)                                   1996            1995
                                             --------------------------
Premium income......................         $ 1,225.4       $ 1,418.2
Investment income, as adjusted*.....             227.9           254.1
Other income........................                .1              .5
                                             ---------       ---------
  Total revenues, as adjusted*......           1,453.4         1,672.8
                                             ---------       ---------
Benefits and claims.................           1,058.8         1,220.2
Operating expenses..................             257.2           295.7
                                             ---------       ---------
  Total benefits and expenses.......           1,316.0         1,515.9
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             137.4           156.9
Investment income applicable to
 profit repatriations...............              (5.2)           (4.9)
                                             ---------       ---------
    Pretax operating earnings.......         $   132.2       $   152.0
                                             =========       =========
- ---------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1996      1995        1996      1995
                                 ----------------      ----------------
Percentage changes
 over previous period:
  Premium income..............   (13.6)%    34.5%        9.2%     10.7%
  Investment income*..........   (10.3)     37.1        13.1      13.0
  Total revenues*.............   (13.1)     34.9         9.7      11.0
  Pretax operating earnings*..   (12.4)     32.3        10.5       9.0

  Pretax operating earnings...   (13.0)     30.6         9.8       7.6
- ---------------------------------------------------------------------------
                                             1996        1995
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        72.8%       72.9%
  Operating expenses.................        17.7        17.7
  Pretax operating earnings..........         9.5         9.4

Ratio of pretax operating earnings
  to total reported revenues.........         9.1         9.1
- ----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $5.2 million in 1996 and $4.9 million in 1995, foregone due to profit repatriations.
============================================================================

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                         SIX MONTHS ENDED JUNE 30,

                                                     In Dollars
(In millions)                                   1996            1995
                                             --------------------------
Premium income......................         $ 2,449.5       $ 2,656.1
Investment income, as adjusted*.....             454.9           473.6
Other income........................                .5             1.7
                                             ---------       ---------
  Total revenues, as adjusted*......           2,904.9         3,131.4
                                             ---------       ---------
Benefits and claims.................           2,123.3         2,291.9
Operating expenses..................             505.9           544.5
                                             ---------       ---------
  Total benefits and expenses.......           2,629.2         2,836.4
                                             ---------       ---------
    Pretax operating earnings,
     as adjusted*...................             275.7           295.0
Investment income applicable to
 profit repatriations...............             (10.4)           (9.2)
                                             ---------       ---------
    Pretax operating earnings.......         $   265.3       $   285.8
                                             =========       =========
- ---------------------------------------------------------------------------
                                    In Dollars              In Yen
                                  1996      1995        1996      1995
                                 ----------------      ----------------
Percentage changes
 over previous period:
  Premium income..............   (7.8)%    30.5%        8.9%     11.7%
  Investment income*..........   (3.9)     31.6        13.4      12.8
  Total revenues*.............   (7.2)     30.6         9.5      11.9
  Pretax operating earnings*..   (6.5)     27.6        10.3       9.4

  Pretax operating earnings...   (7.2)     26.0         9.6       8.0
- ---------------------------------------------------------------------------

                                             1996        1995
                                            ------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims................        73.1%       73.2%
  Operating expenses.................        17.4        17.4
  Pretax operating earnings..........         9.5         9.4

Ratio of pretax operating earnings
  to total reported revenues.........         9.2         9.2
- ----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $10.4 million in 1996 and $9.2 million in 1995, foregone due to profit repatriations.
============================================================================

     As previously mentioned, the yen continued to weaken against the dollar in the second quarter. The average exchange rate for the first six months of 1996 was 106.75, which was 15.3% weaker than the average rate of

90.39 for the first six months of 1995. As a result, growth rates for AFLAC Japan in dollar terms were lower than those reported in yen. The average exchange rate for the full year 1995 was 94.10.

     The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency. For the second quarter, new annualized premium sales rose 15.6%, to 19.7 billion yen. For the six months, new annualized premium sales in yen were up 7.7%, to 37.2 billion yen. These results have benefited not only from the Company's broadened product line, but also from a television advertising campaign that was initiated earlier in the year. The Company remains very optimistic about sales of its new and traditional products. Management's goal is to increase new sales, excluding conversions, by 10% in yen for the year 1996.

     The Company's new living benefit life product continued to make significant contributions to AFLAC Japan's new sales. This new product, which is being sold primarily as a rider to the cancer policies, accounted for more than 40% of new annualized premium sales during the quarter and nearly 44% of new sales for the first half of the year. The living benefit life rider is extremely popular among consumers and agents alike, and management expects its success to continue.

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

     For several years, finding attractive investment yields for the Company's substantial cash flows in Japan has been management's greatest challenge. The yield to maturity on AFLAC Japan's fixed-maturity portfolio was 5.73% at the end of the second quarter, compared with 6.00% a year ago, reflecting the cumulative effect of low yields. However, new money yields have improved this year over the mid-year 1995 levels. During the second quarter, the Company purchased yen-denominated securities at an average yield to maturity of 4.10%. Including dollar-denominated purchases, the blended yield to maturity was 4.24%. The return on average invested assets was 5.59% for the first six months, compared with 5.87% for the first six months of 1995 and 5.81% for the full year 1995. As a result of the improvement in yields and favorable changes in Japan's investment regulations, AFLAC's investment results have exceeded management's expectations this year. In looking forward, management is optimistic about the possibility of higher interest rates, and therefore improved investment returns, as Japan's economic recovery continues.



AFLAC U.S.

     AFLAC U.S. pretax operating results improved substantially, assisted by additional investment income earned on profit transfers received from AFLAC Japan. A portion of the profit transfers, in turn, were used to increase dividend payments from AFLAC U.S. to the Parent Company in the amounts of $14.8 million in the first six months of 1996, and $21.2 million, $51.9 million and $10.1 million for the full years 1995, 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1995 has been reclassified in the following presentation in order to improve comparability between periods.

                                    AFLAC U.S.
                           SUMMARY OF OPERATING RESULTS


                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
 (In millions)                         1996     1995         1996     1995
                                    ------------------    ------------------
Premium income...................   $ 232.9   $ 211.8     $ 462.0   $ 421.5
Investment income, as adjusted*..      21.2      19.4        42.3      38.0
Other income.....................        .3        .2          .6        .6
                                     ------    ------      ------    ------
  Total revenues, as adjusted*...     254.4     231.4       504.9     460.1
                                     ------    ------      ------    ------
Benefits and claims..............     146.6     131.9       288.4     261.9
Operating expenses...............      83.8      77.7       169.2     155.2
                                     ------    ------      ------    ------
  Total benefits and expenses....     230.4     209.6       457.6     417.1
                                     ------    ------      ------    ------
    Pretax operating earnings,
     as adjusted*................      24.0      21.8        47.3      43.0
Investment income applicable to
 profit repatriations............       6.7       4.1        13.4       8.2
                                     ------    ------      ------    ------
    Pretax operating earnings....   $  30.7   $  25.9     $  60.7   $  51.2
                                     ======    ======      ======    ======
- ---------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................       9.9%      7.9%       9.6%      8.3%
  Investment income*.............       9.2      14.4       11.1      14.0
  Total revenues*................       9.9       7.8        9.8       8.4
  Pretax operating earnings*.....      10.0      12.9       10.0      14.7

  Pretax operating earnings......      18.4      20.1       18.5      21.9
- ---------------------------------------------------------------------------
Ratios to total revenues,
 as adjusted:*
  Benefits and claims............      57.6%     57.0%      57.1%     56.9%
  Operating expenses.............      33.0      33.6       33.5      33.7
  Pretax operating earnings......       9.4       9.4        9.4       9.4

Ratio of pretax operating earnings
 to total reported revenues......      11.7      11.0       11.7      10.9
- ----------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended June 30,
1996 and 1995 of $6.7 million and $4.1 million, respectively, and for the six months ended June 30, 1996 and 1995 of $13.4 million and $8.2 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

     The increase in premium income primarily resulted from strong increases in new sales during the last 12 months. Total new annualized premium sales were very strong in the second quarter. Except for the first quarter of this year, the second quarter sales were the best in the Company's history. Total new sales in the second quarter rose 16.3% to $75.8 million. For the first six months, new annualized premium sales increased 15.9% to $153.7 million. As in the last two years, accident/disability coverage has continued to be the Company's best-selling product. At the same time, the Company has produced strong sales growth in its traditional products. Management remains focused on providing quality supplemental insurance products to the payroll deduction market in the United States, and believes there are tremendous market opportunities for strong new sales growth in the future. Management's goal is to increase new policy sales by 12% to 15% for the year.

     The increase in investment income was primarily due to the increase in invested assets. During the second quarter, available cash flow was invested at an average yield-to-maturity of 7.71% compared with 7.67% during the second quarter of 1995. The overall return on average invested assets, net of investment expenses, was 7.36% for the first six months of 1996 compared with 7.38% for the same period of 1995.

     Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios.

     At the same time, management expects the operating expense ratio, excluding discretionary advertising expenses, to decline in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. The Company's advertising expense was $10.0 million and $7.5 million for the six months ended June 30, 1996 and 1995, respectively. Management expects the pretax operating profit margin, which was 8.9% for the year 1995 excluding the effect of repatriation, to range between 9.0% and 9.5% for the year 1996.


FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENTS

     For information regarding Statements of Financial Accounting Standards
(SFAS) adopted during 1996 and those to be adopted in 1997, see Note 1 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1995, the financial condition of the Company has remained strong in the functional currencies of its operations. Due to the relative size of AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's reported financial condition. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at June 30, 1996, was 109.50 yen to one U.S. dollar, 6.0% weaker than the exchange rate of 102.95 as of December 31, 1995. Management estimates that the weaker yen rate decreased invested assets by $1.1 billion, total assets by $1.3 billion, and total liabilities by $1.3 billion versus the amounts that would have been reported based on the exchange rate as of December 31, 1995.

     Fixed-maturity securities available for sale are carried at fair value. Net unrealized gains of $2.0 billion on investments in fixed-maturity securities at June 30, 1996, consisted of $2.0 billion in gross unrealized gains and $79.3 million in gross unrealized losses. During 1996, net unrealized gains decreased by $616.4 million, which was primarily due to the rise in general-market interest rates in Japan and the United States.

     The following table shows the effect of unrealized gains and losses on invested assets at:

(In thousands)                     June 30,      December 31,     % Change
                                     1996            1995
                                 -----------     ------------    ----------
AFLAC U.S.:
  Total invested assets          $ 1,662,623      $ 1,672,246        (.6)%
  Unrealized gains/(losses)
    on securities available
    for sale                          47,770          128,697
                                  ----------       ----------
  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $ 1,614,853      $ 1,543,549        4.6
                                  ==========       ==========
AFLAC Japan:
  Total invested assets          $18,078,811      $18,392,101       (1.7)
  Unrealized gains/(losses)
    on securities available
    for sale                       1,944,781        2,468,018
                                  ----------       ----------
  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $16,134,030      $15,924,083        1.3
                                  ==========       ==========
Consolidated:
  Total invested assets          $19,797,762      $20,044,964       (1.2)
  Unrealized gains/(losses)
    on securities available
    for sale                       1,993,041        2,597,413
                                  ----------       ----------
  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $17,804,721      $17,447,551        2.0
                                  ==========       ==========

     The continued growth in invested assets reflects the strength of the Company's primary business, the substantial cash flows from operations, the strong new annualized premium sales by AFLAC U.S. and the substantial renewal premiums collected by AFLAC Japan. Offsetting these positive factors was the weaker yen/dollar exchange rate and a decrease in unrealized market gains.

     Investments continued to consist of high-quality securities. AFLAC invests primarily within the Japanese and U.S. fixed-maturity markets. The Company uses specific criteria to judge the credit quality and liquidity of its investments. The Company utilizes a variety of credit rating services to monitor this criteria. The following table presents the percentages of the Company's fixed-maturity securities available for sale, at amortized cost by quality rating.

                             June 30, 1996      December 31, 1995
                             -------------      -----------------
                 AAA               49.0%                49.2%
                 AA                20.9                 22.2
                 A                 25.0                 24.6
                 BBB                5.1                  4.0
                                  -----                -----
                                  100.0%               100.0%

     Private placement investments comprised 25.3% and 23.1% of the Company's total fixed-maturity securities available for sale as of June 30, 1996 and December 31, 1995, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality.

     Policy liabilities decreased $226.9 million, or 1.2%, during the first six months of 1996. AFLAC Japan decreased $311.9 million, or 1.7% (4.5% increase in yen), and AFLAC U.S. increased $81.6 million, or 5.4%. The weaker yen rate decreased reported policy liabilities by $1.1 billion. Offsetting increases in policy liabilities are due to the addition of new business and the aging of policies in force. The effect of SFAS No. 115 also caused a decrease in policy liabilities (see Note 3).

     The income tax liability decreased by $133.6 million, or 9.6%, since December 31, 1995. The decrease is primarily due to a tax payment in Japan during the first quarter and the weaker yen.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized market gains on securities available for sale) was 19.1% and 16.5% as of June 30, 1996 and December 31, 1995, respectively. For further information concerning notes payable, see
Note 2 of the Notes to the Consolidated Financial Statements. For information concerning security lending arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

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

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $17.5 million and $18.1 million in the first six months of 1996 and 1995, respectively, and $179.5 million in the full year 1995. In July 1996, AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $217.3 million. The MOF requires that certain solvency standards be met in order for profit transfers to occur. These standards are similar to U.S. risk-based capital requirements. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1995.

     For information regarding pending litigation, see Note 5 of the accompanying Notes to the Consolidated Financial Statements.

     The board of directors has declared a third quarter cash dividend of $.10 per share. The dividend is payable on September 3, 1996, to shareholders of record at the close of business on August 16, 1996.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.


ITEMS 2, 3, 4 and 5

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

           3.0 - ByLaws of the Company, as amended.

          27.0 - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFLAC INCORPORATED



Date:    August 6, 1996                      /s/ KRISS CLONINGER, III
     ------------------------             ---------------------------------
                                               KRISS CLONINGER, III
                                             Executive Vice President;
                                                  Treasurer and
                                              Chief Financial Officer





Date:    August 6, 1996                      /s/ NORMAN P. FOSTER
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