Form 10-Q
period 1996-09-30
AFLAC INC
filed 1996-11-08
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended September 30, 1996
                           Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                           November 1, 1996
 ----------------------------                             ------------------
 Common Stock, $.10 Par Value                             138,749,169 shares

                          AFLAC INCORPORATED AND SUBSIDIARIES

                                         INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995................        1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1996 and 1995
         Nine Months Ended September 30, 1996 and 1995...........        3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 1996 and 1995...........        4

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995...........        5

       Notes to Consolidated Financial Statements................        7

       Review by Independent Certified Public
         Accountants.............................................       11

       Independent Auditors' Report..............................       12


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............       13


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................       26


     Item 6.  Exhibits and Reports on Form 8-K...................       26



Items other than those listed above are omitted because they are not required or are not applicable.

                         Part I.  Financial Information

                       AFLAC INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           (In thousands - Unaudited)


                                               September 30,   December 31,
                                                    1996           1995
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost
      $17,823,811 in 1996 and
      $17,104,743 in 1995)                     $ 20,099,428   $ 19,675,006
    Equity securities (cost $87,518 in
      1996 and $80,912 in 1995)                     130,751        108,062
  Mortgage loans on real estate                      18,262         22,213
  Other long-term investments                         3,005          3,343
  Short-term investments                            185,017        232,201
                                               ------------   ------------
    Total investments                            20,436,463     20,040,825

Cash                                                 19,414          4,139
Receivables, primarily premiums                     226,114        320,543
Receivables for security transactions               234,582            568
Accrued investment income                           212,447        256,659
Deferred policy acquisition costs                 2,594,188      2,565,027
Property and equipment, net                         505,368        552,061
Securities held as collateral for
  loaned securities                               1,153,590      1,378,197
Intangible assets, net                              100,233        104,546
Other                                               107,646        115,421
                                               ------------   ------------
    Total assets                               $ 25,590,045   $ 25,337,986
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
           (In thousands, except for per-share amounts - Unaudited)

                                                September 30,   December 31,
                                                    1996           1995
                                                -------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                      $ 18,606,180   $ 18,000,296
    Unpaid policy claims                           1,073,288      1,016,295
    Unearned premiums                                283,549        301,452
    Other policyholders' funds                       216,128        316,938
                                                ------------   ------------
      Total policy liabilities                    20,179,145     19,634,981
  Notes payable                                      370,516        327,268
  Income taxes, primarily deferred                 1,199,234      1,397,709
  Payables for return of collateral on
    loaned securities                              1,153,590      1,378,197
  Payables for security transactions                 218,591         80,014
  Other                                              435,299        385,676
                                                ------------   ------------
    Total liabilities                             23,556,375     23,203,845
                                                ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    175,000; issued 156,875 in 1996 and
    156,358 in 1995                                   15,687         15,636
  Additional paid-in capital                         204,872        196,928
  Unrealized foreign currency
    translation gains                                222,988        213,319
  Unrealized gains on securities
    available for sale                               269,841        482,787
  Retained earnings                                1,797,896      1,577,605
  Treasury stock                                    (477,110)      (351,117)
  Notes receivable for stock purchases                  (504)        (1,017)
                                                ------------   ------------
    Total shareholders' equity                     2,033,670      2,134,141
                                                ------------   ------------
    Total liabilities and shareholders' equity  $ 25,590,045   $ 25,337,986
                                                ============   ============
Shareholders' equity per share                  $      14.67   $      15.03
                                                ============   ============
Shares outstanding at end of period                  138,606        141,974
                                                ============   ============

See accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
(In thousands, except for                          Three Months Ended September 30,       Nine Months Ended September 30,
 per-share amounts - Unaudited)                    --------------------------------       -------------------------------
                                                         1996            1995                  1996            1995
Revenues:                                             -----------     -----------           -----------     -----------
  Premiums, principally supplemental
   health insurance                                   $ 1,487,234     $ 1,531,396           $ 4,405,081     $ 4,617,262
  Net investment income                                   257,709         259,125               761,993         772,168
  Realized investment gains (losses)                        4,350             (64)                3,921              85
  Other income                                             26,286          21,261                76,161          68,650
                                                      -----------     -----------           -----------     -----------
        Total revenues                                  1,775,579       1,811,718             5,247,156       5,458,165
                                                      -----------     -----------           -----------     -----------
Benefits and expenses:
  Benefits and claims                                   1,234,584       1,270,332             3,651,644       3,830,392
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                     40,849          41,016               123,413         123,849
    Insurance commissions                                 195,404         202,562               579,193         609,836
    Insurance expenses                                    106,287         109,856               316,972         321,804
    Interest expense                                        3,637           4,086                12,676          12,096
    Other operating expenses                               41,857          32,135               118,872         102,591
                                                      -----------     -----------           -----------     -----------
        Total acquisition and
        operating expenses                                388,034         389,655             1,151,126       1,170,176
                                                      -----------     -----------           -----------     -----------
        Total benefits and expenses                     1,622,618       1,659,987             4,802,770       5,000,568
                                                      -----------     -----------           -----------     -----------
        Earnings before income taxes                      152,961         151,731               444,386         457,597

Income taxes                                               64,616          63,771               183,771         191,848
                                                      -----------     -----------           -----------     -----------
        Net earnings                                  $    88,345     $    87,960           $   260,615     $   265,749
                                                      ===========     ===========           ===========     ===========
Net earnings per share                                $       .62     $       .60           $      1.80     $      1.76
                                                      ===========     ===========           ===========     ===========
Shares used in computing earnings per share               143,483         147,654               144,891         150,726
                                                      ===========     ===========           ===========     ===========
Cash dividends per share                              $       .10     $      .087           $      .287     $      .251
                                                      ===========     ===========           ===========     ===========

See accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the three-for-two stock split paid on March 18, 1996.
                                                           3

                  AFLAC INCORPORATED AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
                      (In thousands - Unaudited)
                                             Nine Months Ended September 30,
                                                     1996         1995
  Common stock:                              -------------------------------
     Balance at beginning of year                 $   15,636   $   15,600
     Exercise of stock options                            51           30
                                                   ---------    ---------
     Balance at end of period                         15,687       15,630
                                                   ---------    ---------
  Additional paid-in capital:
     Balance at beginning of year                    196,928      192,899
     Exercise of stock options                         4,114        2,304
     Gain on treasury stock reissued                   3,913          986
     Cash in lieu of fractional shares                   (83)           -
                                                   ---------    ---------
     Balance at end of period                        204,872      196,189
                                                   ---------    ---------
  Unrealized foreign currency translation gains:
     Balance at beginning of year                    213,319      174,091
     Change in unrealized translation gains            9,669       39,215
                                                   ---------    ---------
     Balance at end of period                        222,988      213,306
                                                   ---------    ---------
  Unrealized gains (losses) on securities
   available for sale:
     Balance at beginning of year                    482,787      228,844
     Change in unrealized gains and losses          (212,946)     242,657
                                                   ---------    ---------
     Balance at end of period                        269,841      471,501
                                                   ---------    ---------
  Retained earnings:
     Balance at beginning of year                  1,577,605    1,277,487
     Net earnings                                    260,615      265,749
     Cash dividends on common stock
        ($.287 per share in 1996, $.251 per
        share in 1995)                               (40,324)     (36,619)
                                                   ---------    ---------
     Balance at end of period                      1,797,896    1,506,617
                                                   ---------    ---------
  Treasury stock:
     Balance at beginning of year                   (351,117)    (135,776)
     Purchases of treasury stock (4,610 shares
      in 1996 and 7,822 shares in 1995)             (146,722)    (213,186)
     Cost of shares issued to sales associates
      stock bonus plan and dividend reinvestment
      plan                                            20,729        7,013
                                                   ---------    ---------
     Balance at end of period                       (477,110)    (341,949)
                                                   ---------    ---------
  Notes receivable for stock purchases                  (504)      (1,112)
                                                   ---------    ---------
     Total shareholders' equity                   $2,033,670   $2,060,182
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

                     AFLAC INCORPORATED AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                         (In thousands - Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              -----------------------------
                                                   1996             1995
                                              ------------     ------------

Cash flows from operating activities:
   Net earnings                               $   260,615      $   265,749
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Increase in policy liabilities            1,832,406        1,964,745
      Deferred income taxes                        57,626           44,455
      Decrease in income taxes payable            (96,132)          (5,862)
      Increase in deferred policy
         acquisition costs                       (183,533)        (188,326)
      Increase in receivables and
        advance premiums                          (41,308)         (19,526)
      Other, net                                  158,949          100,246
                                              -----------      -----------
         Net cash provided by operating
            activities                          1,988,623        2,161,481
                                              -----------      -----------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed-maturity securities sold            1,515,492          515,920
      Fixed-maturity securities matured
         or called                                459,598          451,706
      Equity securities                             7,695           17,978
      Mortgage loans, net                           3,667            3,683
      Other long-term investments, net                338              173
      Short-term investments, net                  40,530                -
   Costs of investments acquired:
      Fixed-maturity securities                (3,881,926)      (2,881,037)
      Equity securities                           (14,480)         (24,038)
      Short-term investments, net                       -         (174,312)
   Additions to property and equipment, net        (8,997)         (13,080)
                                              -----------      -----------
        Net cash used by investing activities  (1,878,083)      (2,103,007)
                                              -----------      -----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              -----------------------------
                                                   1996             1995
                                              ------------     ------------

Cash flows from financing activities:
   Proceeds from borrowings                       125,937          209,250
   Principal payments under debt obligations      (60,894)         (27,053)
   Dividends paid to shareholders                 (40,324)         (36,619)
   Purchases of treasury stock                   (146,722)        (213,186)
   Treasury stock reissued                         24,642            7,999
   Other, net                                       4,083            2,335
                                              -----------      -----------
         Net cash used by
          financing activities                    (93,278)         (57,274)
                                              -----------      -----------
Effect of exchange rate changes on cash            (1,987)            (783)
                                              -----------      -----------
         Net change in cash                        15,275              417
Cash at beginning of year                           4,139           17,643
                                              -----------      -----------
Cash at end of period                         $    19,414      $    18,060
                                              ===========      ===========


Supplemental disclosures of cash flow information:
   Cash payments during the year for:
     Interest on debt obligations             $    10,861      $    10,080
     Income taxes                                 222,113          153,381

   Non-cash financing activities included capital lease obligations incurred for computer equipment totaling $4,638 in 1996 and $2,585 in 1995.



See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of September 30, 1996, and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and changes in shareholders' equity and cash flows for the nine months ended September 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less related selling costs. There was no material effect on the financial statements from the adoption of this new accounting standard.

     SFAS No. 123, Accounting for Stock-Based Compensation, is effective for 1996. This statement provides a choice of accounting methods for employee stock compensation plans, including stock option plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the method prescribed by Accounting Principles Board Opinion No. 25 (APB No.
25).  Entities electing to remain with the method prescribed by APB

No. 25 must disclose what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the method prescribed by APB No. 25 and include the required disclosures in the year-end financial statements.

     The Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in June 1996. This statement provides accounting standards for determining whether transfers of financial assets are sales or secured borrowings. The statement must be applied prospectively to all applicable transactions occurring after December 31, 1996. Earlier or retroactive application is not permitted. Based on the Company's current security lending agreements (see Note 5), the Company will no longer recognize securities held as collateral as an asset, nor the related liability for return of such collateral, beginning in 1997 as required by the new standard. This change will have no affect on the Company's net earnings or shareholders' equity.


2. In August 1996, the Company entered into sales agreements for the sale of its Broadcast Division business consisting of seven network-affiliated television stations. Finalization of the transaction is subject to approval by the Federal Communications Commission. It is expected that the closings will occur in late 1996 or early 1997. Total revenue and pretax earnings before interest expense of the Broadcast Division for the nine months ended September 30, 1996, were $66.5 million and $18.1 million, respectively.
Upon closing the sales transaction in late 1996 and early 1997, the Company will receive $455.0 million in cash. After the date of close, the Company will also receive $15 million ($6.3 million at fair value) in future advertising credits over a five-year period and receive cash for an adjustment of various current assets and liabilities. An aggregate pretax gain on the sale of approximately $320 million will be recognized upon the closings.


3. The Company has a loan agreement that provides for bank borrowings up to $500 million in either U.S. dollars or Japanese yen. At September 30, 1996, borrowings of 33.0 billion yen ($297.3 million) were outstanding under this agreement. The Company has entered into interest rate swaps with notional amounts equal to the unpaid principal amount during the six-year term of the loan. These transactions effectively change the Company's interest rate exposure on this loan from floating rates to fixed interest rates. The fixed-rate is 2.74% after the effect of the swaps. Interest payments are made based on floating interest rates, and the Company either pays to or receives from the counterparty an amount necessary to equal the fixed swap rate. At September 30, 1996, the floating rate, based on the three-month Tokyo Interbank Offered Rate (TIBOR) plus 25 basis points, was
 .81%.

     In the second quarter of 1996, the Company converted another loan agreement with outstanding principal of $29.3 million and a 5.965% fixed rate (after interest rate swap) from dollar-denominated to yen-denominated amounts with a floating interest rate based on TIBOR plus 25 basis points. At September 30, 1996, bank borrowings of 3.1 billion yen ($28.2 million) were outstanding under this agreement at a floating interest rate of .87%.

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

4. The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investments yields at these dates.

     The effect on shareholders' equity at the following dates was:

(In thousands)                 September 30, 1996      December 31, 1995
                               ------------------     ------------------
Securities available
 for sale -
 unrealized gains                $    2,318,850         $    2,597,413
Less:
  Policy liabilities                  1,872,702              1,865,077
  Deferred income
   taxes                                176,307                249,549
                                  -------------          -------------
Shareholders' equity,
 net unrealized gains
 on securities
 available for sale              $      269,841         $      482,787
                                  =============          =============

5. AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At September 30, 1996 and December 31, 1995, the Company held Japanese government bonds as collateral for loaned securities in the amount of $1.2 billion and $1.4 billion, respectively, at market value. Securities received as collateral for such loans are reported separately in assets at fair value with a corresponding liability of the same amount for the return of such collateral at termination of the loans (see Note 1). The Company's security lending policy requires that the fair value of the securities received as collateral be 105% or more of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

6. The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes that the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.

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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 1996 and 1995 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 12.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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




October 22, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. AFLAC Incorporated and subsidiaries (the "Company") desires to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements in the following discussion and in any other statements made by officers of the Company in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words generally qualify as forward-looking statements. The Company undertakes no obligation to update such forward-looking statements.

     The Company cautions that the following factors, in addition to other factors mentioned from time to time in the Company's reports filed with the SEC, could cause the Company's actual results to differ materially: regulatory developments, competitive conditions, new products, Japanese Ministry of Finance approval of profit repatriations to the U.S., general economic conditions in the U.S. and Japan, adequacy of reserves, credit and other risks associated with the Company's investment portfolio, significant changes in interest rates, and fluctuations in foreign currency exchange rates.

     The primary business activity of the Company is supplemental health insurance, which is marketed and administered primarily through American Family Life Assurance Company of Columbus (AFLAC). Most of AFLAC's policies are individually underwritten in the payroll market, with premiums paid by the employees. The Company's operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two principal markets for the Company's insurance operations. AFLAC Japan and AFLAC U.S. are the primary components for this discussion and analysis due to their significance to the Company's consolidated financial condition and results of operations.

     In August 1996, the Company entered into sales agreements for the sale of its Broadcast Division business consisting of seven network-affiliated television stations. For further information, see Note 2 of the Notes to the Consolidated Financial Statements.

     The Company raised its primary financial objective from 13%-15% annual growth in operating earnings per share to 15%-17%, excluding the effect of foreign currency exchange, for 1997 through 2000.

     The Company paid a three-for-two stock split on March 18, 1996. All share and per-share amounts have been restated for the stock split.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations by business component for the periods shown and the percentage change from the prior period.

                                        SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                           (In millions, except for per-share amounts)
                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                         --------------------------------------      --------------------------------------
                                         Percentage Change                           Percentage Change
                                           Over Previous                               Over Previous
                                              Period           1996      1995             Period           1996      1995
                                         -----------------   ------------------      -----------------   ------------------
Pretax operating earnings:
  Insurance operations (excluding
    realized investment gains and
    losses):
      AFLAC Japan.....................         (4.3)%        $134.1     $140.0              (6.2)%       $399.4     $425.8
      AFLAC U.S.......................         37.7            33.4       24.3              24.6           94.1       75.5
                                                             ------     ------                           ------     ------
        Total U.S. and Japan
          insurance...................          1.9           167.5      164.3              (1.6)         493.5      501.3
  Realized investment
    gains (losses)....................                          4.4        (.1)                             3.9         .1
  Broadcast division..................         47.9             6.4        4.4              22.3           18.1       14.8
  Interest expense,
    noninsurance operations...........                         (2.7)      (3.1)                           (10.0)      (9.0)
  Corporate expenses, other
    operations and eliminations.......        (63.6)          (22.6)     (13.8)            (23.1)         (61.1)     (49.6)
                                                             ------     ------                           ------     ------
    Earnings before income taxes......           .8           153.0      151.7              (2.9)         444.4      457.6

Income taxes..........................          1.3            64.7       63.7              (4.2)         183.8      191.9
                                                             ------     ------                           ------     ------
    Net earnings......................           .4         $  88.3    $  88.0              (1.9)       $ 260.6    $ 265.7
                                                             ======     ======                           ======     ======
Net earnings per share................          3.3         $   .62    $   .60               2.3        $  1.80    $  1.76
                                                             ======     ======                           ======     ======

==========================================================================================================================



                                                           14

     As in the first six months, AFLAC's financial results as reported in dollars were suppressed due to the weakening of the yen. However, the Company's performance during the third quarter excluding the effect of unrealized foreign currency translation was strong. In both Japan and the United States, the Company continued to demonstrate market leadership, producing significant gains in new sales and solid financial performance in local-currency terms.

     Excluding the impact of the yen, operating earnings per share were up 15.0% for the third quarter and 15.9% for the first nine months of 1996 compared with the respective periods in 1995. For the first nine months of 1996, the Company again achieved its primary financial objective of 15% annual growth in operating earnings per share before currency fluctuations.

     The weakening of the yen in relation to the dollar lowered the Company's operating earnings by $.07 per share during the third quarter and $.24 per share for the first nine months. This is solely attributable to the translation effect of the weakening yen and not to any fundamental change in business. If the exchange rate in 1996 had remained unchanged from its 1995 level, the increases in revenues, benefits, expenses and earnings would have been significantly higher than reported, as the following table illustrates.

                          Supplemental Consolidated Data
                           Selected Percentage Changes

                               Three Months Ended       Nine Months Ended
                               September 30, 1996       September 30, 1996
                              ---------------------    ---------------------
                                         Adjusted to             Adjusted to
                                           Exclude                 Exclude
                                           Foreign                 Foreign
                                  As      Currency        As      Currency
                               Reported   Changes*     Reported   Changes*
                               --------  -----------   --------  -----------
Premium income                   (2.9)%      10.0%       (4.6)%       9.3%
Net investment income             (.5)       11.7        (1.3)       12.1
Total revenues                   (2.0)       10.7        (3.9)        9.8
Total benefits and expenses      (2.3)       10.4        (4.0)        9.7
Operating earnings                 .8        12.8        (1.6)       11.5

Operating earnings per share      3.3        15.0         2.3        15.9

----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     During the first half of 1995, the yen strengthened substantially versus the dollar. In the third quarter of 1995, the yen began to weaken in relation to the dollar, and it is expected to remain weaker throughout 1996. A weaker yen has a negative effect on net earnings reported in U.S. dollars. However, all of AFLAC Japan's premiums and claims and most of its investment income and expenses are yen-denominated. The majority of AFLAC Japan's invested assets are also denominated in yen. Therefore, the translation of results from yen into U.S. dollars does not affect AFLAC Japan's financial condition or its results of operations in real economic terms.

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

     AFLAC Japan's pretax operating earnings (excluding realized investment gains/losses) in yen increased 11.0% for the three months ended September 30, 1996, compared with the third quarter of 1995 and increased 10.0% for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. The reported U.S. dollar results for AFLAC Japan were negatively affected by the unfavorable average yen-to-dollar exchange rate of 107.50 for the nine months ended September 30, 1996, compared with
91.62 for the first nine months of 1995. As a result, the percentage change in U.S. dollars for AFLAC Japan's pretax operating earnings was a decrease of 4.3% for the three months ended September 30, 1996, compared with the third quarter of 1995 and a decrease of 6.2% for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995.

     During the third quarter, the Company acquired 2.3 million shares of its common stock. For the first nine months of 1996, the Company purchased
4.6 million of its shares. On October 22, 1996, the board of directors authorized the Company to purchase an additional 7.0 million shares of its common stock. Including shares remaining under a previous authorization, the Company currently has approval to purchase up to 9.3 million shares.

     In July 1996, AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $217.3 million (23.5 billion yen). AFLAC U.S. in turn made an additional dividend payment to AFLAC Incorporated (the "Parent Company") in the amount of $36.2 million. AFLAC Japan also repatriated profits to AFLAC U.S. of $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993, and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States.
Management estimates these transfers have benefited consolidated net earnings by $10.2 million and $5.0 million for the three months ended September 30, 1996 and 1995, respectively and $17.6 million and $9.2 million for the nine months ended September 30, 1996 and 1995, respectively.

     Repatriated profits represent a portion of the after-tax earnings reported to the Japanese Ministry of Finance as of March 31 each year. Such regulatory basis earnings are based on accounting principles that differ materially from generally accepted accounting principles. Such differences relate primarily to valuation of investments, policy benefit and claim reserves, acquisition costs, and deferred income taxes. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year because of these differences. At present, management believes that the 1997 profit repatriation amount will likely range between the amounts transferred in 1995 and 1996.

     The Company had approximately $76.9 million in short-term forward foreign exchange contracts outstanding related to the profit transfer in 1996. These contracts closed in July, coinciding with the transfer of the repatriated funds.

     Corporate expenses primarily consist of overhead expenses such as salary costs, retirement provisions, professional fees and litigation expenses. Corporate expenses in 1996 are generally in line with those incurred in 1995 except for higher litigation expenses in the third quarter of 1996 compared with the third quarter of 1995.


AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, is the largest foreign insurance company in Japan in terms of premium income among all life and non-life insurance companies.

     As discussed above, AFLAC Japan transferred profits to AFLAC U.S., which distorts comparisons of operating results between periods. The AFLAC Japan summary of operations table on the following page presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between periods. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1996.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
 (In millions)                        1996     1995         1996     1995
                                   ------------------    ------------------
Premium income...................  $1,245.1  $1,310.4    $3,694.6  $3,966.5
Investment income, as adjusted*..     231.8     237.7       686.7     711.3
Other income.....................        .5      (1.6)        1.0        .1
                                    -------   -------     -------   -------
  Total revenues, as adjusted*...   1,477.4   1,546.5     4,382.3   4,677.9
                                    -------   -------     -------   -------
Benefits and claims..............   1,082.5   1,134.2     3,205.8   3,426.0
Operating expenses...............     253.5     266.4       759.4     811.0
                                    -------   -------     -------   -------
  Total benefits and expenses....   1,336.0   1,400.6     3,965.2   4,237.0
                                    -------   -------     -------   -------
    Pretax operating earnings,
     as adjusted*................     141.4     145.9       417.1     440.9
Investment income applicable to
 profit repatriations............      (7.3)     (5.9)      (17.7)    (15.1)
                                    -------   -------     -------   -------
    Pretax operating earnings....  $  134.1  $  140.0    $  399.4  $  425.8
                                    =======   =======     =======   =======
---------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.................    (5.0)%     13.1%      (6.9)%     24.2%
  Investment income*.............    (2.5)      19.6       (3.5)      27.3
  Total revenues*................    (4.5)      13.9       (6.3)      24.6
  Pretax operating earnings*.....    (3.1)      15.5       (5.4)      23.3

  Pretax operating earnings......    (4.3)      14.6       (6.2)      22.0
---------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.................    10.0%       6.9%       9.3%      10.0%
  Investment income*.............    13.0       13.1       13.3       12.9
  Total revenues*................    10.6        7.6        9.9       10.4
  Pretax operating earnings*.....    12.4        9.4       11.0        9.4

  Pretax operating earnings......    11.0        8.6       10.0        8.2
---------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims............    73.2%      73.4%      73.2%      73.3%
  Operating expenses.............    17.2       17.2       17.3       17.3
  Pretax operating earnings......     9.6        9.4        9.5        9.4

Ratio of pretax operating earnings
 to total reported revenues......     9.1        9.1        9.2        9.1
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income for the three months ended September 30, 1996 and 1995 of $7.3 million and $5.9 million, respectively, and for the nine months ended September 30, 1996 and 1995 of $17.7 million and $15.1 million, respectively, foregone due to profit repatriations.
============================================================================

     As previously mentioned, the yen continued to weaken against the dollar in the third quarter. The average exchange rate for the first nine months of 1996 was 107.50, which was 14.8% weaker than the average rate of 91.62 for the first nine months of 1995. As a result, growth rates for AFLAC Japan in dollar terms were lower than those reported in yen. The average exchange rate for the full year 1995 was 94.10.

     The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency. As management anticipated, AFLAC Japan's new sales were exceptionally strong during the third quarter. New annualized premium sales in yen rose 51.7% to 23.0 billion yen ($211.9 million), marking the best quarterly production in AFLAC Japan's history. For the nine months, new annualized premium sales in yen were up 21.2% to
60.2 billion yen ($559.6 million).

     These strong sales results reflect the continued success of AFLAC Japan's new living benefit life product, which accounted for more than 43% of new annualized premium sales for the first nine months of the year. In addition, third quarter sales benefited from the sales agencies' intensified efforts to sell AFLAC Japan's products prior to a premium rate increase scheduled to take effect on all policies sold after October 1, 1996. Management expects sales to decline for the last three months of 1996, primarily due to slowed production after the premium rate increase and tough sales comparisons to a very strong fourth quarter in 1995. However, management originally set AFLAC Japan's full-year objective for new sales taking this anticipated sales pattern into account. As such, management continues to believe that AFLAC Japan will meet its sales target of a 10% increase in new annualized premium in yen for 1996. Looking forward to 1997, the sales target will be an 8%-10% increase in new annualized premium in yen for the year.

     Due to the continued low level of available investment yields in Japan, the Ministry of Finance has permitted insurers to increase premium rates on new policy issues in recent years. AFLAC Japan increased premium rates by an average of 16% on all cancer policy sales made after July 1, 1994. Premium rates on care policy new issues were increased by an average of 10% in both November 1993 and 1995. As a result of continuing low yields, the Company increased premium rates by approximately 12%-14% on all new policy issues beginning in the fourth quarter of 1996.

     Finding attractive investment yields for the Company's substantial cash flows in Japan remains a significant challenge. At the end of the third quarter, the yield to maturity on AFLAC Japan's fixed-maturity portfolio was 5.66%, compared with 5.98% a year ago. This decline reflects several years of investing in a low interest rate environment. During the third quarter, AFLAC Japan purchased yen-denominated securities at an average yield to maturity of 3.91%. Including dollar-denominated purchases, the blended yield to maturity was 4.23% for the quarter. For the nine months, the average yield to maturity on yen purchases was 3.92%, while the blended yield to maturity was 4.11% for the same period. The return on average invested assets was 5.56% for the first nine months, compared with 5.83% for the first nine months of 1995 and 5.81% for the full year 1995.

AFLAC U.S.

     AFLAC U.S. pretax operating results improved substantially, assisted by additional investment income earned on profit transfers received from AFLAC Japan. A portion of the profit transfers, in turn, were used to increase dividend payments from AFLAC U.S. to the Parent Company in the amounts of $57.6 million in the first nine months of 1996, and $21.2 million, $51.9 million and $10.1 million for the full years 1995, 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1996 has been reclassified in the following presentation in order to improve comparability between periods. In addition, the third quarter results for 1995 were adversely affected by the Company's decision to settle certain litigation in Alabama related to an ancillary line of business.

                                    AFLAC U.S.
                           SUMMARY OF OPERATING RESULTS

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
 (In millions)                         1996     1995         1996     1995
                                    ------------------    ------------------
Premium income...................   $ 238.9   $ 217.0     $ 700.9   $ 638.5
Investment income, as adjusted*..      22.0      19.7        64.3      57.7
Other income.....................        .4       (.2)        1.1        .4
                                     ------    ------      ------    ------
  Total revenues, as adjusted*...     261.3     236.5       766.3     696.6
                                     ------    ------      ------    ------
Benefits and claims..............     149.2     133.3       437.5     395.2
Operating expenses...............      88.2      85.3       257.6     240.5
                                     ------    ------      ------    ------
  Total benefits and expenses....     237.4     218.6       695.1     635.7
                                     ------    ------      ------    ------
    Pretax operating earnings,
     as adjusted*................      23.9      17.9        71.2      60.9
Investment income applicable to
 profit repatriations............       9.5       6.4        22.9      14.6
                                     ------    ------      ------    ------
    Pretax operating earnings....   $  33.4   $  24.3     $  94.1   $  75.5
                                     ======    ======      ======    ======
---------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................     10.1%      8.9%        9.8%      8.5%
  Investment income*.............     11.9      13.6        11.4      13.9
  Total revenues*................     10.5       8.9        10.0       8.6
  Pretax operating earnings*.....     33.8      (7.7)       17.0       7.0

  Pretax operating earnings......     37.7       2.8        24.6      15.0
---------------------------------------------------------------------------
Ratios to total revenues,
 as adjusted:*
  Benefits and claims............     57.0%     56.3%       57.1%     56.8%
  Operating expenses.............     33.8      36.1        33.6      34.5
  Pretax operating earnings......      9.2       7.6         9.3       8.7

Ratio of pretax operating earnings
 to total reported revenues......     12.3      10.0        11.9      10.6
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended September 30, 1996 and 1995 of $9.5 million and $6.4 million, respectively, and for the nine months ended September 30, 1996 and 1995 of $22.9 million and $14.6 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

     The increase in premium income primarily resulted from strong increases in new sales during the last 12 months. The U.S. sales force set a record for new sales in the third quarter of 1996. Total new annualized premium sales increased 12.9% to $81.6 million during the quarter, marking the first time sales have surpassed $80.0 million in a single quarter. Total new sales for the nine months rose 14.9% to $235.3 million. For the last several years, the Company's sales success has been driven by a broadened product line and expanded distribution system. The Company continues to see a strong and growing demand for affordable, quality supplemental insurance products that can be conveniently purchased through payroll deduction.

     The increase in investment income was primarily due to the increase in invested assets. During the third quarter, available cash flow was invested at an average yield-to-maturity of 7.76% compared with 7.50% during the third quarter of 1995. The overall return on average invested assets, net of investment expenses, was 7.30% for the first nine months of 1996 compared with 7.33% for the same period of 1995.

     Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios.

     At the same time, management expects the operating expense ratio, excluding discretionary advertising expenses, to decline in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. The Company's advertising expense was $15.0 million and $11.3 million for the nine months ended September 30, 1996 and 1995, respectively. Management expects the pretax operating profit margin, which was 8.9% for the year 1995 excluding the effect of repatriation, to range between 9.0% and 9.5% for the year 1996.


FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENTS

     For information regarding Statements of Financial Accounting Standards
(SFAS) adopted during 1996 and those to be adopted in 1997, see Note 1 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1995, the financial condition of the Company has remained strong in the functional currencies of its operations. Due to the relative size of AFLAC Japan, changes in the yen/dollar exchange rate can have a significant effect on the Company's reported financial condition.
The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at September 30, 1996, was 111.00 yen to one U.S. dollar, 7.3% weaker than the exchange rate of 102.95 as of December 31, 1995. Management estimates that the weaker yen rate decreased invested assets by $1.3 billion, total assets by $1.7 billion, and total liabilities by $1.7 billion versus the amounts that would have been reported based on the exchange rate as of December 31, 1995.

     Fixed-maturity securities available for sale are carried at fair value. Net unrealized gains of $2.3 billion on investments in fixed-maturity securities at September 30, 1996, consisted of $2.3 billion in gross unrealized gains and $46.8 million in gross unrealized losses. During 1996, net unrealized gains decreased by $294.6 million.

     The following table shows the effect of unrealized gains and losses on invested assets at:

(In thousands)                  September 30,    December 31,     % Change
                                    1996             1995
                                ------------     ------------    ----------
AFLAC U.S.:

  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $ 1,823,253      $ 1,543,549        18.1%

  Unrealized gains/(losses)
    on securities available
    for sale                          63,176          128,697
                                  ----------       ----------
  Total invested assets          $ 1,886,429      $ 1,672,246        12.8%
                                  ==========       ==========        =====

AFLAC Japan:

  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $16,310,414      $15,924,083         2.4%

  Unrealized gains/(losses)
    on securities available
    for sale                       2,255,004        2,468,018
                                  ----------       ----------
  Total invested assets          $18,565,418      $18,392,101          .9%
                                  ==========       ==========        =====

Consolidated:

  Total invested assets
    excluding unrealized
    gains on securities
    available for sale           $18,137,027      $17,447,551         4.0%

  Unrealized gains/(losses)
    on securities available
    for sale                       2,318,850        2,597,413
                                  ----------       ----------
  Total invested assets          $20,455,877      $20,044,964         2.0%
                                  ==========       ==========        =====

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

                         September 30, 1996      December 31, 1995
                         ------------------      -----------------
                 AAA             48.3%                 49.2%
                 AA              20.5                  22.2
                 A               24.8                  24.6
                 BBB              6.4                   4.0
                                -----                 -----
                                100.0%                100.0%

     Private placement investments accounted for 26.2% and 23.1% of the Company's total fixed-maturity securities available for sale as of September 30, 1996 and December 31, 1995, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality.

     Policy liabilities increased $544.2 million, or 2.8%, during the first nine months of 1996. AFLAC Japan increased $412.5 million, or 2.3% (10.3% increase in yen), and AFLAC U.S. increased $125.9 million, or 8.3%. The weaker yen rate decreased reported policy liabilities by $1.4 billion. Increases in policy liabilities are due to the addition of new business and the aging of policies in force.

     The income tax liability decreased by $198.5 million, or 14.2%, since December 31, 1995. The decrease is primarily due to tax payments in Japan during the first and third quarters of 1996 and the weaker yen.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized market gains on securities available for sale) was 17.4% and 16.5% as of September 30, 1996 and December 31, 1995, respectively. For further information concerning notes payable, see Note 3 of the Notes to the Consolidated Financial Statements.

     AFLAC Japan uses security lending arrangements to increase investment income with minimal risk. For information concerning such arrangements, see
Note 5 of the Notes to the Consolidated Financial Statements.

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

     The achievement of continued long-term growth will require growth in the statutory capital and surplus of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The sale of the Broadcast Division business that is presently pending finalization (see
Note 2 of the Notes to the Consolidated Financial Statements) will increase the Company's capital resources upon closing of the transaction. Management believes outside sources for additional debt and equity capital will continue to be available for capital expenditures, business expansion and treasury share purchases.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $244.1 million and $168.9 million in the first nine months of 1996 and 1995, respectively, and $179.5 million in the full year 1995. The MOF requires that certain solvency standards be met in order for profit transfers to occur. These standards are similar to U.S. risk-based capital requirements. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1995.

     For information regarding pending litigation, see Note 6 of the accompanying Notes to the Consolidated Financial Statements.

     The board of directors has declared a fourth quarter cash dividend of $.10 per share. The dividend is payable on December 2, 1996, to shareholders of record at the close of business on November 15, 1996.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes that the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.


ITEMS 2, 3, 4 and 5

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.0 - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K:

          Sale of Broadcast Division, August 13, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFLAC INCORPORATED



Date:  November 8, 1996                      /s/ KRISS CLONINGER, III
     ------------------------             ---------------------------------
                                               KRISS CLONINGER, III
                                             Executive Vice President;
                                                  Treasurer and
                                              Chief Financial Officer





Date:  November 8, 1996                      /s/ NORMAN P. FOSTER
     ------------------------             ---------------------------------
                                               NORMAN P. FOSTER
                                             Executive Vice President,
                                               Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only)