Form 10-K
period 1996-12-31
AFLAC INC
filed 1997-03-26
CIK 4977

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996       Commission file no. 1-7434
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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 17, 1997, with $.10 par value, was 136,612,572. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 was $5,355,683,873.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-24 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-37 to 13-46 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-57 to 13-58
                               (Note 10). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996, are included as Exhibit 13


               Item 2         Exhibit 13 - page 13-23 (Cash Flow section of
                               MD&A) and page 13-48 (Note 5)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-57
                               (Note 10)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-24


               Item 8         Exhibit 13 - pages 13-25 to 13-64



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 5, 1997 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                              AFLAC Incorporated
                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1996


                               Table of Contents
                                                                      Page
                                                                     ______
                                    PART I

Item 1.   Business................................................     I- 1

Item 2.   Properties..............................................     I-16

Item 3.   Legal Proceedings.......................................     I-17

Item 4.   Submission of Matters to a Vote of Security Holders.....     I-17

Item 4A.  Executive Officers of the Company.......................     I-18


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

     AFLAC Incorporated and its subsidiaries (the Company) have only one significant industry segment - insurance. For financial information relating to the Company's foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-24 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-37 (Note 2 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     During 1996, the Company entered into definitive agreements for the sale of its broadcast division business consisting of seven network-affiliated television stations. The total pretax gain from this transaction is estimated to be $325 million. Finalization of the transaction is subject to approval by the Federal Communications Commission. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996.
The pretax and after-tax gains recognized on the sale of WAFB in 1996 were $60.3 million and $48.2 million, respectively. The effect of the after-tax gain on 1996 net earnings per share was $.33. Management expects the sale of the six remaining stations to be finalized during the first half of 1997. On March 12, 1997, AFLAC Incorporated sold its minor Canadian insurance subsidiary.

     The Parent Company's principal operating subsidiary is AFLAC, which operates in the United States and Japan. AFLAC is a specialty insurer whose dominant business is individual supplemental health insurance. Management believes AFLAC is the world's leading writer of cancer expense insurance.
In recent years, AFLAC has diversified its product offerings to include other types of supplemental health products in both the United States and Japan. The Japan Branch (AFLAC Japan) also sells care plans, supplemental general medical expense plans and a living benefit life plan. The United States operation (AFLAC U.S.), in addition to cancer expense plans, also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and Medicare supplement plans. AFLAC U.S. also offers several life insurance plans.

     The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, and several U.S. territories and foreign countries. The Company's only significant foreign operation is AFLAC Japan, which accounted for 82% of the Company's total revenues in 1996.

     The Company issued a three-for-two stock split on March 18, 1996. Share and per-share amounts have been adjusted to reflect this split.

     In the fourth quarter of 1996, the Company raised its primary financial objective for 1997 through 2000 from 13% to 15% annual growth in operating earnings per share to 15% to 17% excluding the effect of foreign currency translation.

     During 1996, the board of directors authorized the purchase of up to an additional 7.0 million shares of AFLAC Incorporated common stock. Including shares remaining under a previous authorization, the Company had approval to purchase up to 8.0 million shares as of December 31, 1996. The Company had purchased 20.4 million shares from the inception of the plan in February 1994 through December 31, 1996.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. During the first half of 1995, the yen strengthened substantially versus the dollar. In the third quarter of 1995, the yen began to weaken in relation to the dollar and continued to weaken throughout 1996. The average yen-to-dollar exchange rates were 108.84 in 1996, 94.10 in 1995 and 102.26 in 1994.

     In years when the yen weakens, translating yen into dollars causes smaller increases or negative percentage changes for financial results in dollars. When the yen strengthens, translating yen into dollars causes larger increases for financial results in dollars.

     Insurance premiums and investment income from insurance operations are the major sources of revenues. The Company's consolidated premium income was $5.9 billion for 1996, $6.1 billion for 1995 and $5.2 billion for 1994.

     The following table sets forth consolidated premiums earned by class offered by AFLAC in Japan and the United States for the three years ended December 31.

(In thousands)                         1996          1995          1994
                                    ----------    ----------    ----------
Premiums earned:
  Health insurance                 $ 5,690,886   $ 6,037,206   $ 5,148,406
  Life and other insurance             206,480        17,937        15,149
                                    ----------    ----------    ----------
     Total U.S. and Japan
       premiums earned             $ 5,897,366   $ 6,055,143   $ 5,163,555
                                    ==========    ==========    ==========

     The following table sets forth the changes in annualized premiums in force for AFLAC health insurance for the years ended December 31.

 (In thousands)                       1996          1995          1994
                                   ----------    ----------    ----------
Annualized premiums in force,
  at beginning of year            $ 5,837,883   $ 5,578,987   $ 4,460,076
    New issues including
      policy conversions              763,836       965,321       922,773
    Change in unprocessed
      policies                         18,587      (107,287)      212,058
    Lapses and surrenders            (414,628)     (408,366)     (347,020)
    Other                               3,284       (11,676)     (129,932)
    Foreign currency translation
      adjustment                     (571,011)     (179,096)      461,032
                                   ----------    ----------    ----------
Annualized premiums in force,
  at end of year                  $ 5,637,951   $ 5,837,883   $ 5,578,987
                                   ==========    ==========    ==========



INVESTMENTS AND INVESTMENT RESULTS

     The Company classifies all fixed-maturity securities as available for sale. All fixed-maturity and equity securities are carried at fair value. The fair value of fixed-maturity securities available for sale exceeded amortized cost by $2.4 billion and $2.6 billion at December 31, 1996 and 1995, respectively.

    The following table shows an analysis of invested assets at December 31:

(In thousands)                       1996             1995         % Change
                                 ------------     ------------     --------
AFLAC U.S.:

  Total invested assets, at
    cost or amortized cost       $  1,910,154     $  1,543,549        23.8%

  Unrealized gains
    on securities available
    for sale                          101,258          128,697
                                 ------------     ------------
    Total invested assets        $  2,011,412     $  1,672,246        20.3%
                                 ============     ============      ======

AFLAC Japan:

  Total invested assets, at
    cost or amortized cost       $ 16,390,997     $ 15,924,083         2.9%

  Unrealized gains
    on securities available
    for sale                        2,334,537        2,468,018
                                 ------------     ------------
    Total invested assets        $ 18,725,534     $ 18,392,101         1.8%
                                 ============     ============      ======

Consolidated:

  Total invested assets, at
    cost or amortized cost       $ 18,309,930     $ 17,447,551         4.9%

  Unrealized gains
    on securities available
    for sale                        2,436,605        2,597,413
                                 ------------     ------------
    Total invested assets        $ 20,746,535     $ 20,044,964         3.5%
                                 ============     ============      ======

     Net investment income was $1.0 billion in 1996, unchanged from 1995. Net investment income in 1995 was $186.1 million higher than in 1994. It is generally AFLAC's policy to invest in high-grade investments, principally in government and high-quality public utility and corporate bonds.

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

     For information on the composition of the Company's investment portfolio and investment results, see Part IV, Schedule I, and Exhibit 13, pages 13-16 to 13-24 (discussions relating to Balance Sheet and Cash Flow) and pages 13-41 to 13-47 (Notes 3 and 4 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INVESTMENTS - JAPAN

     Approximately 96% of the 301.4 billion yen ($2.6 billion) that AFLAC Japan had available for investment activities was invested in yen-denominated securities at an average yield to maturity of 3.92%. The company invested 26.6% of the total funds available in Japanese government bonds at an average yield to maturity of 3.46% and allocated 56.6% to longer-dated securities at an average rate of 4.29%. An additional 12.3% was invested in yen-denominated securities of various other sectors. Dollar-denominated securities accounted for the remaining 4.5% of the purchases in 1996 at an average yield to maturity of 7.20%.

     At year-end 1996, Japanese government bonds accounted for 37.2% of AFLAC Japan's total investments (at amortized cost). Twenty-year government bonds made up the majority of AFLAC Japan's government bond holdings. AFLAC Japan continued to use longer-dated corporate instruments in 1996, which provide a better match of asset and liability durations, and these instruments accounted for 30.1% of total investments in Japan at year-end. At the end of the year, municipal securities represented 3.8% of the total investments, while utility bonds represented 15.3%. Other assorted sectors accounted for 5.5%, and dollar-denominated securities represented 8.1% of AFLAC Japan's total investments.

     Low investment yields have posed difficulties for the entire insurance industry in Japan for several years. To help insurers address the problem of low rates of return, the Ministry of Finance (MOF) has required the industry to raise premium rates on new policies for four consecutive years. The most recent rate increase, which was implemented on all policies sold after October 1, 1996, will benefit AFLAC Japan in the long run. In the meantime, management believes the Company's investment approach in Japan provides the Company with an advantage over its competitors. The Company's asset allocation is much different than the industry as a whole, and management believes it is better suited to a low interest rate environment. As in 1995, the Company's portfolio yield was once again the third highest among all life insurers in Japan based on March 31, 1996 data submitted to the MOF.

     The Company's investments in the Japanese equity and investment real estate markets continued to be immaterial in 1996.


INVESTMENTS - U.S.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $217.3 million in 1996, up from $140.5 million in 1995. AFLAC U.S. in turn paid additional dividends to the Parent Company in 1996 in the amount of $64.3 million. Repatriation has a positive effect on consolidated results because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. The Company expects future profit repatriation to continue to have a positive impact on its consolidated net earnings.

     AFLAC U.S. continued to focus on purchasing securities that emphasize safety and liquidity. AFLAC U.S. maintained its overall investment quality throughout the year. Approximately 44% of the fixed-maturity portfolio was rated "AA" or better at the end of the year.

     Including profit repatriation and proceeds from bond swaps and redemptions, AFLAC U.S. invested $977.4 million in 1996. Of that amount, approximately 31.0% was invested in U.S. government or agency securities at an average yield to maturity of 7.60%, 65.0% was invested in corporate fixed-maturity securities at 7.49%, and 1.8% was allocated to various other sectors. Approximately $21.6 million, or 2.2% of total funds available for investment, were added to the AFLAC U.S. equity portfolio.

     At the end of 1996, fixed-maturity securities continued to dominate AFLAC U.S. total investments. Fixed-maturity securities represented 84.9% of total investments at the end of the year. Within that category, U.S. government and agency securities accounted for 20.6% of the holdings, while corporate securities were 73.0%. Equity investments made up 6.0% of total investments. Mortgage loans on real estate remained immaterial.


INSURANCE - JAPAN

     The following table sets forth AFLAC Japan's premiums earned by product line for the last three years ended December 31.

(In thousands)                         1996         1995         1994
                                    ----------   ----------   ----------
Premiums earned:
  Cancer expense                   $ 4,314,821  $ 4,752,338  $ 4,054,697
  Other accident and health            445,704      440,635      316,395
  Life insurance                       191,035        2,378            -
                                    ----------   ----------   ----------
    Total AFLAC Japan
      premiums earned              $ 4,951,560  $ 5,195,351  $ 4,371,092
                                    ==========   ==========   ==========


     The following table sets forth the changes in annualized premiums in force for AFLAC Japan health insurance for the years ended December 31:

(In thousands)                          1996         1995         1994
                                     ----------   ----------   ----------
Annualized premiums in force,
  at beginning of year              $ 4,900,779  $ 4,718,783  $ 3,672,594
    New issues including
      policy conversions                442,629      690,170      680,879
    Change in unprocessed
      policies                           23,878     (105,496)     209,392
    Lapses and surrenders              (181,756)    (200,507)    (163,047)
    Other                               (18,103)     (23,075)    (142,067)
    Foreign currency translation
      adjustment                       (571,011)    (179,096)     461,032
                                     ----------   ----------   ----------
Annualized premiums in force,
  at end of year                    $ 4,596,416  $ 4,900,779  $ 4,718,783
                                     ==========   ==========   ==========

INSURANCE PLANS - JAPAN

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover the medical and nonmedical costs that are not reimbursed by other forms of Japanese health insurance coverage.

     The cancer expense insurance plans offered in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on pages I-11 and I-12) in that the Japanese policies also provide death benefits and cash surrender values (the Company estimates that approximately 28% of the premiums earned are associated with these benefits). In 1997, AFLAC Japan will offer an economy cancer plan that has lower premiums and benefits.
This new plan should appeal to those who may have postponed a purchase decision due to the weak economy in Japan.

     In 1992, AFLAC broadened its product line with the introduction of a new care product. Care insurance provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. This plan is offered with several riders, providing death benefits or additional care benefits to enhance coverage. Prior to the introduction of this care plan, AFLAC marketed a plan that primarily provided dementia care benefits.

     In 1995, the Company introduced two other products in Japan. The first product is an improved medical expense policy. It is similar to hospital indemnity insurance products in the United States and provides cash benefits to policyholders when they are hospitalized. The market for medical expense coverage in Japan is very competitive, but the Company believes the revised policy gives AFLAC Japan's agents greater flexibility in product offerings.

     AFLAC Japan also introduced a new living benefit life plan. This product is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. The Company is offering this product in two forms - as a stand-alone policy or as a rider to the cancer plan. The rider adds heart attack and stroke benefits to the cancer policy. Marketing efforts for living benefit life primarily focus on the sale of the rider. Introduction of the rider began in late 1995. Sales of the rider for 1996, its first full year of availability, were $282.9 million in new annualized premium, representing 1.6 million units.

     Due to the continued low level of available investment yields in Japan, the Ministry of Finance has required insurers to increase premium rates on new policy issues in recent years. AFLAC Japan increased premium rates by an average of 16% on all cancer policy sales made after July 1, 1994. Premium rates on care policy new issues were increased by an average of 16% in September 1995. As a result of continuing low yields, the Company increased premium rates on all new policy issues by approximately 13% beginning in the fourth quarter of 1996.



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

     AFLAC products are also sold through independent corporate agencies and individual agencies that are not affiliated with large companies. At December 31, 1996, there were 5,166 agencies in Japan with 20,067 licensed agents. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 50 offices located throughout Japan.


COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, AFLAC was the only company in Japan authorized to issue a cancer expense insurance policy. Since that time, several other life companies offer cancer insurance. However, AFLAC remains the leading issuer of cancer expense insurance coverage in Japan, principally due to its lead time in the market, unique marketing system (see Agency Force), low-cost operations and product expertise developed in the United States. AFLAC has been very successful in the sale of cancer expense policies in Japan, with 12.6 million cancer policies in force at December 31, 1996.

     In December 1996, the governments of the United States and Japan reached an agreement on deregulation of the Japanese insurance industry. The agreement calls for the gradual liberalization of the industry over the next four years and includes provisions to avoid "radical change" in the third sector of the insurance industry. AFLAC and other foreign-owned insurers, as well as some small to medium-sized Japanese insurers, operate primarily in the third sector. One of the measures for avoiding radical change in the third sector is the prohibition of additional Japanese life and non-life insurance companies from selling cancer or medical insurance until January 1, 2001.

     AFLAC's strategy for future growth in Japan centers on broadening the Company's product line and expanding the distribution system. Although the basic plan for growth is the same in Japan as in the United States, management has had to formulate a strategy specifically tailored for the Japanese insurance marketplace, which is very different from the U.S. system. There are only 44 life insurance companies in Japan, compared with more than 2,000 life insurers in the United States. In Japan, insurers have traditionally been restricted in the types of policies they could offer. However, as Japan begins deregulating the insurance industry, the marketplace should become more competitive, with insurers able to offer more types of products as they do in the United States.


REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. These payments totaled $253.6 million in 1996, $179.5 million in 1995 and $167.9 million in 1994. Management fees paid to the Parent Company are largely based on expense allocations.

     A portion of AFLAC Japan's annual earnings, as determined on a Japan statutory accounting basis, can be remitted each year to AFLAC U.S. after satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders and obtaining remittance approvals from such authorities. These conditions include compliance with risk-based capital guidelines for Japanese insurers. Profit remittances to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translations of AFLAC Japan's U.S. dollar-denominated investments into yen. It is expected that profit remittances will continue in future years, based on projected annual earnings of AFLAC Japan as computed on a Japanese regulatory accounting basis.

     Japan statutory accounting practices differ in many respects from U.S. generally accepted accounting principles. Under Japan statutory accounting practices, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods are different, deferred income tax liabilities are not recognized, and investment securities are generally carried at cost less certain market value adjustments.

     The Japanese Ministry of Finance imposes solvency standards that represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At this time, AFLAC Japan is in compliance with these standards, and management does not expect these requirements to adversely affect the repatriation of funds from Japan in the foreseeable future.

     The Life Insurance Association of Japan, an industry organization, is currently implementing a policyholder protection fund. The purpose of the fund is to provide capital support to member companies for business assumed from insolvent life insurers. AFLAC Japan has pledged investment securities to the Life Insurance Association of Japan for this program. The Company retains ownership of the securities and receives the related investment income. The amount of securities pledged is based on premium income and policy reserves. As of December 31, 1996, $49.5 million, at fair value, of AFLAC Japan's investment securities had been pledged to this fund.

     In 1994, the Japanese government passed a package of tax reform bills centering on an increase in the consumption tax, which is similar to a sales tax in the United States. The consumption tax is scheduled to increase from the current rate of 3% to 5% effective April 1, 1997. AFLAC Japan currently incurs consumption tax on agents' commissions. Had the rate increase been enacted effective January 1, 1996, pretax operating earnings would have been reduced by approximately $16.4 million ($9.0 million after income tax) in 1996. The Company is in the process of evaluating changes in its compensation arrangements with its agents to mitigate a portion of this tax increase.

     In late 1996, the Japanese government proposed new income tax provisions that would increase Japan's income taxes on investment income received by foreign companies operating in Japan from securities issued from their home country. The government plans to finalize the proposal near the end of March 1997. The new provisions are expected to be effective beginning in 1998. If the proposal had been enacted in 1996 in its present form, AFLAC Japan's income tax expense would have been increased, and net earnings of the Company would have decreased by approximately $23.7 million for the year 1996.

     Management is evaluating the impact of this proposal and will seek to mitigate much of the tax impact through investment alternatives and by restructuring portions of the existing investment portfolio. Based on a preliminary review, management does not expect this tax change as it is presently proposed to materially affect future net earnings of the Company.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the MOF, similar to the regulation and supervision in the United States as described on pages I-14 and I-15 under "Regulation - U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the MOF. Also, financial and other affairs of AFLAC Japan are subject to examination by the MOF.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:

     (In thousands - unaudited)                     1996           1995
                                                 ----------     ----------
Net assets on GAAP basis                        $ 1,697,003    $ 1,817,106
Elimination of deferred policy
  acquisition costs                              (2,022,899)    (2,067,409)
Adjustment to carrying value of fixed-
  maturity securities                            (2,561,097)    (2,613,600)
Adjustment to policy liabilities                  2,476,384      2,205,072
Elimination of deferred income taxes              1,006,550      1,211,187
Reduction in premiums receivable                   (124,829)      (237,929)
Other, net                                           (4,222)        98,378
                                                 ----------      ---------
  Net assets on Japanese regulatory
    accounting basis                            $   466,890     $  412,805
                                                 ==========      =========

     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-9 to 13-13 (AFLAC Japan section of MD&A) and pages 13-37 and 13-57 (Notes 2 and 10 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan employed 1,584 full-time and 236 part-time employees at December 31, 1996. AFLAC Japan considers its employee relations to be excellent.

INSURANCE - U.S.

     The following table sets forth AFLAC U.S. premiums earned by product line for the last three years ended December 31.

 (In thousands)                            1996        1995        1994
                                         --------    --------    --------
Premiums earned:
  Cancer expense                        $ 429,006   $ 402,789   $ 384,943
  Other accident and health               501,355     441,444     392,371
  Life insurance                           15,445      15,559      15,149
                                         --------    --------    --------
     Total AFLAC U.S.
       premiums earned                  $ 945,806   $ 859,792   $ 792,463
                                         ========    ========    ========

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. health insurance for the years ended December 31.

 (In thousands)                           1996        1995         1994
                                       ---------    ---------    ---------
Annualized premiums in force, at
  beginning of year                   $  937,104   $  860,204   $  787,482
    New issues including policy
      conversions                        321,207      275,151      241,894
    Change in unprocessed policies        (5,291)      (1,791)       2,666
    Lapses                              (232,872)    (207,859)    (183,973)
    Other                                 21,387       11,399       12,135
                                       ---------    ---------    ---------
Annualized premiums in force, at
  end of year                         $1,041,535   $  937,104   $  860,204
                                       =========    =========    =========


HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is supplemental in nature and is designed for people who already have major medical or primary insurance coverage. AFLAC's supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder. Guaranteed-renewable coverage may not be cancelled by the insurer, but premium rates on existing and future policies may be increased by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis subject to state regulatory approval.

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

     AFLAC currently markets five of the Medicare Supplement Standardized Plans, with the majority of sales coming from Plans F and C. The plans are priced on an issue-age basis. Under this method, rates are revised due to changes in the Medicare program and medical inflation. There is no automatic rate increase due to the aging of the insured. Premium rates are determined based on zip code groupings, which are adjusted for increases in costs for each area. The benefits provided range from the basic plan, covering Part A and B coinsurance, to plans with more extensive coverage, including Part A and B deductibles, skilled nursing coinsurance, Part B excess and other benefits. AFLAC U.S. does not market the standardized plans covering prescription drug benefits.

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


AGENCY FORCE AND MARKETING - U.S.

     AFLAC's sales force comprises independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance. The 1996 monthly average number of U.S. agents actively producing business was 6,665, compared with 6,121 in 1995 and 5,489 in 1994.

     Agents' activities are principally limited to sales, with policyholder service functions, including issuance of policies, premium collection, payment notices and claims handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of health and life insurance products. AFLAC's state, regional and district sales coordinators, who are independent contractors, are compensated by override commissions.

     AFLAC has concentrated on the development of "payroll marketing" in marketing its policies. Payroll marketing offers policies to individuals through common media such as trade and other associations or at the work site. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten in the payroll market, with premiums generally paid by the employee. Additionally, AFLAC supplemental policies are portable in that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of group billings. Group-issued plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Management believes that payroll marketing enables the agency force to reach a greater number of prospective policyholders than individual solicitation and that this method lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     During 1996 and 1995, AFLAC continued to develop marketing arrangements with insurance brokers. Insurance brokers generally have better access to larger payroll groups than independent agents. The core of the Company's distribution network will remain independent agents.

     In 1996, AFLAC's U.S. premiums collected were $934.5 million, 7.0% of which was collected in Georgia, 6.8% in Texas, 6.7% in Florida, 5.6% in North Carolina and 5.0% in Tennessee. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.


COMPETITION - U.S.

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of other insurers, some of which have been in business for a longer period of time or have greater financial resources. In the United States, there are more than 2,000 life and accident and health insurance companies, most of which operate in the states AFLAC conducts business.

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

     Since other insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses, AFLAC's supplemental insurance is not an alternative to major medical insurance, but is sold to complement (supplement) major medical insurance by helping cover the gap between major medical insurance reimbursements and the total costs of an individual's health care. AFLAC thus competes only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of the major medical coverage offered by other insurers does represent a limitation on the market for AFLAC's products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect AFLAC's business opportunities. Conversely, any reduction of coverages, such as increased deductibles and copayments, by other insurers or governmental programs could favorably affect AFLAC's business opportunities.

     AFLAC competes directly with other insurers offering supplemental health insurance and believes that its current policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, page 13-13 to 13-15 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.


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

     AFLAC and its insurance subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of annual reports and financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial, market conduct, and other affairs of insurance companies. In addition, the National Association of Insurance Commissioners (NAIC) is currently working on regulatory initiatives relating to investments, reinsurance, dividend restrictions, revision of the risk-based capital formula and other matters.

     Currently, prescribed or permitted statutory accounting principles
(SAP) may vary between states and between companies. The NAIC is in the process of recodifying SAP to promote standardization throughout the industry. Completion of this project will result in changes in statutory accounting practices for the Company. The impact on the Company's statutory capital and surplus is not presently determinable.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-57 (Note 10 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     The NAIC risk-based capital formula for U.S. life insurance companies established capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control. AFLAC's NAIC risk-based capital ratio continues to reflect a very strong statutory capital and surplus position.

     Currently, three states have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Massachusetts, New Jersey and New York. Regulations in Connecticut were recently changed to allow the sale of specified disease insurance beginning in June 1997. The remainder of the states do not impose prohibitions or restrictions that prevent AFLAC from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in these states, directly or through a subsidiary.

     Under insurance guaranty fund laws in most U.S. states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies with similar lines of business. Such assessments have not been material to the Company in recent years. The Company believes that future assessments relating to companies currently involved in insolvency proceedings will not materially impact the consolidated financial statements.

EMPLOYEES - U.S.

     In its U.S. insurance operations, the Company employed 1,697 full-time and 32 part-time employees at December 31, 1996. The Company considers its employee relations to be excellent.


RESERVES - JAPAN AND U.S.

     The reserves reported in the financial statements have been computed in accordance with generally accepted accounting principles (GAAP). These reserves differ from those reflected in the various regulatory financial statements filed by the Company. Such differences arise from the use of different mortality, morbidity, interest, lapse assumptions and actuarial reserving methods as required by the laws of the various states and Japan.


OTHER OPERATIONS

     The Company's other operations primarily include seven network-affiliated television stations located in small to mid-size U.S. markets. Broadcast revenues increased 13.3% in 1996 and 5.1% in 1995 primarily due to increased advertising revenues from an improved U.S. economy and from the political elections in 1996.

     As previously mentioned, the Company entered into definitive agreements for the sale of its broadcast division business. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996. Management expects the sale of the remaining six stations will close during the first half of 1997.

     The Broadcast Division employed 477 full-time and 87 part-time employees at December 31, 1996. The Broadcast Division considers its employee relations to be excellent. The Company's other operations, in addition to Broadcast, had 308 employees at December 31, 1996; employee relations are considered to be excellent.

     For additional information regarding other operations, see Exhibit 13, page 13-15 (Other Operations section of MD&A), which is incorporated herein by reference.



ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters of the Parent Company and AFLAC, along with a six-story parking garage. These structures are located on approximately 14 acres of land in Columbus, Georgia. The Company also owns two additional buildings located on the same property. AFLAC also owns administrative office buildings located nearby. AFLAC New York occupies leased office space in Albany, New York.

     In Tokyo, Japan, AFLAC owns an 11-story administrative office building, which was completed in April 1994. AFLAC also leases office space in Tokyo along with regional sales offices located throughout the country, and owns a training facility in Tokyo.

     The Broadcast Division owns land, buildings, transmission towers and other broadcast equipment in the cities where its six television stations are located. These properties will be sold in conjunction with the sale of the Broadcast Division during the first half of 1997.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
        NAME                   PRINCIPAL OCCUPATION (*)               AGE
-------------------       -------------------------------------       ---

Daniel P. Amos            President; Chief Executive Officer of        45
                            AFLAC Incorporated and AFLAC, Vice
                            Chairman of AFLAC Incorporated


Paul S. Amos              Chairman of the Board of AFLAC               70
                            Incorporated and AFLAC


William J. Bugg, Jr.      Senior Vice President, Corporate             57
                            Actuary of AFLAC


Monthon Chuaychoo         Vice President, Financial Services, of       53
                            AFLAC Incorporated and AFLAC since
                            September 1993; Second Vice President,
                            Assistant Controller of AFLAC
                            Incorporated and AFLAC to
                            September 1993


Kriss Cloninger III       Executive Vice President, Chief              49
                            Financial Officer of AFLAC Incorporated
                            and AFLAC, and Treasurer of AFLAC
                            Incorporated since March 1993; Senior
                            Vice President, Chief Financial Officer
                            of AFLAC Incorporated and AFLAC and
                            Treasurer of AFLAC Incorporated from
                            March 1992 until March 1993; Principal,
                            KPMG Peat Marwick LLP, Atlanta, GA until
                            March 1992


Martin A. Durant, III     Senior Vice President, Corporate Services,   48
                            of AFLAC Incorporated and AFLAC since
                            August 1993; Vice President and
                            Controller of AFLAC Incorporated and
                            AFLAC to August 1993


Norman P. Foster          Executive Vice President, Corporate          62
                            Finance, of AFLAC Incorporated
                            and AFLAC since March 1992; Senior Vice
                            President, Chief Financial Officer
                            of AFLAC Incorporated, and AFLAC and
                            Treasurer of AFLAC Incorporated until
                            March 1992

David Halmrast            Senior Vice President, Director of           57
                            Corporate and Market Development of
                            AFLAC Incorporated since September
                            1996; Senior Vice President, Corporate
                            Development, of AFLAC until
                            September 1996; Senior Vice President,
                            Corporate Development of AFLAC
                            Incorporated until December 1993;
                            Senior Vice President and Chief
                            Financial Officer of Colonial
                            Companies, Inc. until July 1992


Kenneth S. Janke Jr.      Senior Vice President, Investor              38
                            Relations, of AFLAC Incorporated
                            since August 1993; Vice President,
                            Investor Relations, of AFLAC
                            Incorporated until August 1993


Akitoshi Kan              Deputy Chief Financial Officer of AFLAC,     49
                            Senior Vice President, AFLAC Japan,
                            Accounting, Information Systems, ABC
                            and Legal affairs since January 1997;
                            Senior Vice President, AFLAC Japan,
                            Accounting, Corporate Planning, Audit,
                            and Legal Affairs until January 1997;
                            Vice President, AFLAC Japan Accounting
                            Department until 1995


Kyoichi Kasuya            Vice President, Chief Actuary, AFLAC         59
                            Japan


Nobuo Kawamura            Senior Vice President, AFLAC Japan,          52
                            Underwriting, Policy Maintenance,
                            Premium Accounting, Customer Service,
                            Administration Support


Joseph P. Kuechenmeister  Senior Vice President, Director              55
                            of Marketing of AFLAC


Joey M. Loudermilk        Senior Vice President, General Counsel       43
                            and Corporate Secretary of AFLAC
                            Incorporated and AFLAC, and Director,
                            Legal and Governmental Relations of
                            AFLAC since May 1992; Senior Vice
                            President, Corporate Counsel and
                            Assistant Secretary of AFLAC
                            Incorporated and AFLAC and Director,
                            Legal and Governmental Affairs of AFLAC
                            until May 1992

Hidefumi Matsui           President, AFLAC Japan, since January        52
                            1995, Executive Vice President of AFLAC
                            Japan until 1995


Minoru Nakai              President of AFLAC International, Inc.       55


Yoshiki Otake             Chairman, AFLAC Japan, since January         57
                            1995, Vice Chairman of AFLAC
                            International Inc., President of
                            AFLAC Japan until 1995


E. Stephen Purdom         Executive Vice President, U.S. Operations,   49
                            of AFLAC since October 1994; Senior Vice
                            President, Medical Director of AFLAC
                            until October 1994, and also Medical
                            Director, Columbus Clinic, Columbus,
                            GA until September 1994


Joseph W. Smith, Jr.      Senior Vice President, Chief Investment      43
                            Officer of AFLAC


Gary L. Stegman           Senior Vice President, Assistant Chief       47
                            Financial Officer of AFLAC
                            Incorporated and AFLAC; Treasurer
                            and Assistant Secretary of AFLAC

  (*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the board of directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.

                                 PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1996 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13.
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               __________   _______________


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;  1; 50 (Note 10);
          EQUITY AND RELATED SHAREHOLDER         13-57        and 53-54
          MATTERS                               (Note 10)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       26 - 27


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          28 - 36
          ANALYSIS OF FINANCIAL CONDITION       13-24
          AND RESULTS OF OPERATIONS


ITEM 8.   FINANCIAL STATEMENTS AND             13-25 to         37 - 52
          SUPPLEMENTARY DATA                    13-64


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None            None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                  PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 14, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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


ITEM 11.  EXECUTIVE COMPENSATION      Board and Committee         8 - 19
                                      Meetings and Directors
                                      Compensation; Summary
                                      Compensation Table; De-
                                      fined Benefit Pension
                                      Plan; Retirement Plans
                                      for Key Executives;
                                      Employment Contracts and
                                      Termination of Employ-
                                      ment Arrangements


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












                                    III-1

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                   Page(s)
                                                              -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for            13-25
              each of the years in the three-year
              period ended December 31, 1996
             Consolidated Balance Sheets, at December            13-26
              31, 1996 and 1995                                   13-27
             Consolidated Statements of Shareholders'            13-28 -
              Equity, for each of the years in the                13-29
              three-year period ended December 31,
              1996
             Consolidated Statements of Cash Flows,              13-30 -
              for each of the years in the three-year             13-31
              period ended December 31, 1996
             Notes to the Consolidated Financial                 13-32 to
              Statements                                          13-61
             Report of Independent Auditors                      13-63

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules      IV-5
           Schedule I   -  Summary of Investments - Other         IV-6
                            Than Investments in Related
                            Parties, at December 31, 1996
           Schedule II  -  Condensed Financial Information of    IV-7 -
                            Registrant, at December 31, 1996      IV-11
                            and 1995 and for each of the
                            years in the three-year period
                            ended December 31, 1996
           Schedule IV  -  Reinsurance, for each of the           IV-12
                            years in the three-year period
                            ended December 31, 1996

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number 1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989
                  Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006,
                  Exhibit 10.3.1.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.9*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.10*  - AFLAC Incorporated Employment Agreement with Paul S.
                  Amos, dated August 1, 1995 - incorporated by reference from form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023,
                  Exhibit 10.1.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1996.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 33-41926 with respect to the AFLAC Associate Stock Bonus Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement
                  Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
        27.0    - Financial Data Schedule (electronic filing only).

*Management contract or compensatory plan or agreement.

(b)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

(c)   EXHIBITS FILED WITH CURRENT FORM 10-K

      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1996.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 33-41926 with respect
                to the AFLAC Associate Stock Bonus Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
      27.0    - Financial Data Schedule (electronic filing only).

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:

Under date of January 29, 1997, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                               KPMG PEAT MARWICK LLP


Atlanta, Georgia
January 29, 1997

                                   SCHEDULE I
                       AFLAC INCORPORATED AND SUBSIDIARIES
     Summary of Investments - Other than Investments in Related Parties
                               December 31, 1996


(In thousands)                                                   Amount in
                                                     Fair         Balance
      Type of Investment               Cost          Value         Sheet
    -----------------------         -----------   -----------   ----------
Securities available for sale:
 Fixed maturities:
  Bonds:
   United States Government and
     government agencies and
     authorities                    $   687,556   $   707,510   $   707,510
   States, municipalities and
     political subdivisions               6,840         6,477         6,477
   Foreign governments                7,523,637     8,954,473     8,954,473
   Public utilities                   2,865,634     3,263,311     3,263,311
   Convertibles                          27,005        29,544        29,544
   All other corporate bonds          6,830,528     7,366,411     7,366,411
                                     ----------    ----------    ----------
       Total fixed maturities
         available for sale          17,941,200    20,327,726    20,327,726
                                     ----------    ----------    ----------
 Equity securities:
  Common stocks:
   Public utilities                       3,665         4,395         4,395
   Banks, trusts and insurance
     companies                            6,628        11,685        11,685
   Industrial, miscellaneous
     and all other                       75,956       120,248       120,248
                                     ----------    ----------    ----------
       Total equity securities           86,249       136,328       136,328
                                     ----------    ----------    ----------
       Total securities
         available for sale          18,027,449    20,464,054    20,464,054

Mortgage loans on real estate            17,802        21,151        17,802
Policy loans                              1,273         1,273         1,273
Other long-term investments               1,726         1,726         1,726
Short-term investments                  261,680       261,680       261,680
                                     ----------    ----------    ----------
      Total investments             $18,309,930   $20,749,884   $20,746,535
                                     ==========    ==========    ==========

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Condensed Balance Sheets
                       AFLAC Incorporated (Parent Only)
                              (In thousands)
                                                     December 31,
                                                   1996         1995
                                                ----------    ----------
ASSETS:
Investments:
  Investments in subsidiaries*               $ 2,677,304     $ 2,573,606
  Other investments:
    Money market funds                            22,458          17,346
    Mortgage loans and other                       2,350           2,548
                                              ----------      ----------
      Total investments                        2,702,112       2,593,500
Due from subsidiaries*                             3,947           3,910
Other receivables                                  2,523           4,478
Property and equipment, net                        8,428           9,231
Other                                              3,288           1,291
                                              ----------      ----------
      Total assets                             2,720,298       2,612,410
                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Cash overdraft                                     286             160
  Due to subsidiaries*                               869           1,237
  Notes payable (note A)                         327,408         272,158
  Employee and beneficiary benefit plans         183,807         147,319
  Income taxes, primarily deferred                45,948          33,577
  Other                                           36,411          23,818
Commitments and contingencies (note B)
                                              ----------      ----------
      Total liabilities                          594,729         478,269
                                              ----------      ----------
Shareholders' equity:
  Common stock of $.10 par value:
    Authorized 175,000; issued 157,239
    shares in 1996 and 156,358 shares
    in 1995                                       15,724          15,636
  Additional paid-in capital                     208,994         196,928
  Unrealized foreign currency
    translation gains                            229,782         213,319
  Unrealized gains on securities
    available for sale                           280,154         482,787
  Retained earnings (note D)                   1,917,794       1,577,605
  Treasury stock, at average cost               (526,425)       (351,117)
  Notes receivable for stock purchases              (454)         (1,017)
                                              ----------      ----------
      Total shareholders' equity               2,125,569       2,134,141
                                              ----------      ----------
      Total liabilities and
        shareholders' equity                 $ 2,720,298     $ 2,612,410
                                              ==========      ==========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)

                                           Years ended December 31,
                                         1996         1995         1994
                                      ----------   ----------   ----------
Revenues:
  Dividends from subsidiaries*        $  137,692   $   82,343   $  109,533
  Management and service fees
    from subsidiaries*                    30,470       30,509       26,391
  Other income from subsidiaries,
    principally rental and interest*           6          196          683
  Other income                             4,041        1,069        1,327
                                       ---------    ---------    ---------
      Total revenues                     172,209      114,117      137,934
                                       ---------    ---------    ---------
Operating expenses:
  Interest expense - subsidiaries*            16           30           22
  Interest expense - others               10,512        8,419        6,070
  Capitalized interest                         -            -       (2,419)
  Other operating expenses                84,055       70,921       65,635
                                       ---------    ---------    ---------
      Total operating expenses            94,583       79,370       69,308
                                       ---------    ---------    ---------
   Earnings before income taxes and
     equity in undistributed earnings
     of subsidiaries                      77,626       34,747       68,626

Income tax expense (note C)               12,410        8,583          874
                                       ---------    ---------    ---------
   Earnings before equity in
     undistributed earnings of
     subsidiaries                         65,216       26,164       67,752

Equity in undistributed earnings
  of subsidiaries                        329,147      322,893      225,038
                                       ---------    ---------    ---------
     Net earnings                     $  394,363   $  349,057   $  292,790
                                       =========    =========    =========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       Condensed Statements of Cash Flows
                        AFLAC Incorporated (Parent Only)
                                 (In thousands)
                                             Years ended December 31,
                                           1996        1995        1994
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net earnings                          $  394,363  $  349,057  $  292,790
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Equity in undistributed
        earnings of subsidiaries          (329,147)   (322,893)   (225,038)
      Deferred income taxes                 12,371       8,178        (578)
      Employee and beneficiary
        benefit plans                       36,488      30,174      32,700
      Other, net                            14,814      17,017       4,307
                                         ---------   ---------   ---------
        Net cash provided by
          operating activities             128,889      81,533     104,181
                                         ---------   ---------   ---------
Cash flows from investing activities:
  Net (increase) decrease in
    other investments                       (4,914)    (14,325)     18,998
  Additional capitalization
    of subsidiaries                              -           -      (3,592)
                                         ---------   ---------   ---------
       Net cash (used)/provided by
         investing activities               (4,914)    (14,325)     15,406
                                         ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings                 135,914     198,250      84,000
  Assumption of debt from affiliate         15,389           -           -
  Principal payments under debt
    obligations                            (57,671)    (11,507)    (26,541)
  Proceeds from exercise of
    stock options                            6,549       3,235       2,163
  Dividends paid to shareholders           (54,174)    (48,939)    (44,928)
  Purchases of treasury stock             (204,169)   (224,204)   (131,734)
  Treasury stock reissued                   34,549       9,693       2,761
  Net change in amount due
    to/from subsidiaries                      (405)      6,186      (5,331)
  Other, net                                   (83)          -           -
                                         ---------   ---------   ---------
       Net cash used by
         financing activities             (124,101)    (67,286)   (119,610)
                                         ---------   ---------   ---------
       Net change in cash                     (126)        (78)        (23)
Cash (overdraft) at beginning of year         (160)        (82)        (59)
                                         ---------   ---------   ---------
Cash (overdraft) at end of year         $     (286) $     (160) $      (82)
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

(A)  NOTES PAYABLE

     A summary of notes payable serviced by the Parent Company at December 31, 1996 and 1995 follows:

(In thousands)                                          1996          1995
                                                      --------      --------

2.74% unsecured, yen-denominated notes payable
  to banks under reducing revolving credit
  agreement, due annually through July 2001........  $ 284,238    $ 230,695
Unsecured, yen-denominated notes payable
  to banks, due semiannually, through October
  1997, variable interest rate (.88% at
  December 31, 1996)...............................     17,453            -
9.60% to 10.72% unsecured notes payable to bank,
  due semiannually, through 1998, assumed from
  broadcast affiliates in 1996.....................     15,389            -
8.3% note payable, due monthly through March 1997,
  secured by equipment.............................        478        2,296
5.965% unsecured notes payable to banks,
  refinanced in 1996...............................          -       39,167
Short-term yen-denominated note payable to
  bank under unsecured line of credit, variable
  interest rate (.76% at December 31, 1996)........      9,850            -
                                                      --------     --------
    Total notes payable............................  $ 327,408    $ 272,158
                                                      ========     ========


     The aggregate maturities of the notes payable for each of the five years after December 31, 1996, are as follows:

     (In thousands)

         1997............................................  $ 93,074
         1998............................................    63,792
         1999............................................    56,848
         2000............................................    56,848
         2001............................................    56,846

(B)  CONTINGENCIES

     In prior years, the Parent Company executed promissory notes to banks and transferred the proceeds to its broadcast affiliates for the acquisition of television broadcasting stations. On December 31, 1996, the Parent Company assumed the remaining debt from the broadcast affiliates. The amount of such debt assumed was $15.4 million.


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

     For further information on income taxes, see Exhibit 13, page 13-51,
Note 8 of the Notes to the Consolidated Financial Statements.


(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, pages 13-57 and 13-58 (Note 10, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial
Statements) for information regarding dividend restrictions.


(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In thousands)                           1996       1995       1994
                                            --------   --------   --------
     Cash payments during the year for:
       Interest on debt obligations        $  9,805   $  7,807   $  6,302
       Income taxes                               -        406        400



(F)  ACCOUNTING CHANGES

     For information concerning the cumulative effect of new accounting standards adopted in 1996, 1995, and 1994, see page 13-35 of Exhibit 13,
Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                        SCHEDULE IV
                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                                        Reinsurance
                                        Years Ended December 31, 1996, 1995 and 1994
                                                      (In thousands)
                                                                                                       Percentage
                                                     Ceded to       Assumed from                        of amount
                                     Gross            other            other                             assumed
                                     Amount         companies        companies        Net amount         to net
                                 -------------    -------------    -------------    -------------     ------------
Year ended December 31, 1996:
   Life insurance in force      $   16,329,749   $      416,295   $            -   $   15,913,454                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    5,704,213   $          657   $            -   $    5,703,556                -
      Life insurance                   207,232              752                -          206,480                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    5,911,445   $        1,409   $            -   $    5,910,036                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1995:
   Life insurance in force      $    3,461,944   $      230,238   $            -   $    3,231,706                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    6,053,137   $          304   $            -   $    6,052,833                -
      Life insurance                    18,371              374                -           17,997                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    6,071,508   $          678   $            -   $    6,070,830                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1994:
   Life insurance in force      $    2,715,954   $      101,863   $            -   $    2,614,091                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    5,165,557   $          171   $            -   $    5,165,386                -
      Life insurance                    15,713              367                -           15,346                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    5,181,270   $          538   $            -   $    5,180,732                -
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



Date   MARCH 26, 1997                 By    /s/ PAUL S. AMOS
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



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 26, 1997
------------------------     President and Vice           -----------------
 (Daniel P. Amos)            Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 26, 1997
------------------------     Chief Financial Officer      -----------------
(Kriss Cloninger, III)        and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 26, 1997
------------------------     Corporate Finance            -----------------
(Norman P. Foster)

    /s/ J. SHELBY AMOS, II            Director            MARCH 26, 1997
------------------------------                            -----------------
       (J. Shelby Amos, II)




  /s/  MICHAEL H. ARMACOST            Director            MARCH 26, 1997
------------------------------                            -----------------
    (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 26, 1997
------------------------------                            -----------------
     (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.            Director            MARCH 26, 1997
------------------------------                            -----------------
     (George W. Ford, Jr.)




  /s/  JOE FRANK HARRIS               Director            MARCH 26, 1997
------------------------------                            -----------------
      (Joe Frank Harris)




  /s/  ELIZABETH J. HUDSON            Director            MARCH 26, 1997
------------------------------                            -----------------
     (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 26, 1997
------------------------------                            -----------------
     (Kenneth S. Janke, Sr.)




  /s/  CHARLES B. KNAPP               Director            MARCH 26, 1997
------------------------------                            -----------------
     (Charles B. Knapp)

  /s/  HISAO KOBAYASHI                Director            MARCH 26, 1997
------------------------------                            -----------------
     (Hisao Kobayashi)




  /s/  YOSHIKI OTAKE                  Director            MARCH 26, 1997
------------------------------                            -----------------
     (Yoshiki Otake)



  /s/ E. STEPHEN PURDOM               Director            MARCH 26, 1997
------------------------------                            -----------------
     (E. Stephen Purdom)



  /s/ BARBARA K. RIMER                Director            MARCH 26, 1997
------------------------------                            -----------------
     (Barbara K. Rimer)



/s/  HENRY C. SCHWOB                  Director            MARCH 26, 1997
------------------------------                            -----------------
     (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 26, 1997
------------------------------                            -----------------
     (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 26, 1997
------------------------------                            -----------------
   (Glenn Vaughn, Jr.)

Exhibit Index


     3.0 - Articles of Incorporation, as amended - incorporated by reference from 1991 Form 10-K, Commission file number 1-7434, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from Form 10-Q for
              June 30, 1996, Commission file number 1-7434,
              Accession No. 0000004977-96-000012, Exhibit 3.0.
     4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.
    10.0*   - American Family Corporation Incentive Stock Option Plan
              (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the
              AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1*   - American Family Corporation Stock Option Plan (1985) -
              incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC
              Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
              (1985).
    10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
              incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
    10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
              amended August 8, 1995 - incorporated by reference from
              Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
    10.2*   - American Family Corporation Retirement Plan for Senior
              Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
              Exhibit 10.2.
    10.3*   - American Family Corporation Supplemental Executive
              Retirement Plan - incorporated by reference from 1989
              Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
              Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.3.1.
    10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
              Amos, dated August 1, 1993 - incorporated by reference
              from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
    10.5*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

    10.6*   - AFLAC Incorporated Employment Agreement with Kriss
              Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-94-000006, Exhibit 10.6.
    10.7*   - AFLAC Incorporated Management Incentive Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
              No. 0000004977-94-000003, Exhibit B.
    10.8*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Hidefumi Matsui, dated
              January 1, 1995 - incorporated by reference from 1994
              Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-95-000006, Exhibit 10.8.
    10.9*   - American Family Life Assurance Company of Columbus
              Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994
              Form 10-K, Commission file number 1-7434, Accession
              No. 0000004977-95-000006, Exhibit 10.9.
    10.10* - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1996.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 33-41926 with respect
              to the AFLAC Associate Stock Bonus Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
    27.0    - Financial Data Schedule (electronic filing only).

*Management contract or compensatory plan or agreement.

Exhibits Filed with Current Form 10-K:

    13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1996.
    21.0    - Subsidiaries.
    23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 33-41926 with respect
              to the AFLAC Associate Stock Bonus Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(K) Retirement Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
            - Consent of independent auditor, KPMG Peat Marwick LLP, to
              Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
    27.0    - Financial Data Schedule (electronic filing only).