Form 10-Q
period 1997-03-31
AFLAC INC
filed 1997-05-12
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended March 31, 1997
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            May 2, 1997
 ----------------------------                            ------------------
 Common Stock, $.10 Par Value                            136,527,956 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996...................       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 1997 and 1996..............       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1997 and 1996..............       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996..............       5

       Notes to Consolidated Financial Statements................       7

       Review by Independent Certified Public
         Accountants.............................................      12

       Independent Auditors' Report..............................      13


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      14


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................      26

      Item 4.  Submission of Matters to a Vote
                of Security Holders..............................      26

      Item 6.  Exhibits and Reports on Form 8-K..................      27



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                                  March 31,    December 31,
                                                    1997           1996
                                                 (Unaudited)
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $17,004,970 in 1997 and
      $17,941,200 in 1996)                     $ 19,535,132   $ 20,327,726
    Equity securities (cost, $94,270 in
      1997 and $86,249 in 1996)                     137,044        136,328
  Mortgage loans on real estate                      16,772         17,802
  Other long-term investments                         2,989          2,999
  Short-term investments                            957,315        261,680
                                               ------------   ------------
    Total investments                            20,649,252     20,746,535

Cash                                                  9,698              -
Receivables, primarily premiums                     217,131        226,981
Accrued investment income                           211,458        253,850
Deferred policy acquisition costs                 2,517,646      2,582,946
Property and equipment, net                         442,581        471,907
Securities held as collateral for
  loaned securities                               2,900,482        573,911
Intangible assets, net                               60,383         60,933
Other                                                99,138        105,749
                                               ------------   ------------
    Total assets                               $ 27,107,769   $ 25,022,812
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)

                                                  March 31,    December 31,
                                                    1997           1996
                                                 (Unaudited)
                                                ------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                      $ 18,069,222   $ 18,697,173
    Unpaid policy claims                           1,009,738      1,039,257
    Unearned premiums                                279,398        288,976
    Other policyholders' funds                       191,436        208,799
                                                ------------   ------------
      Total policy liabilities                    19,549,794     20,234,205
  Notes payable                                      496,153        353,533
  Income taxes, primarily deferred                 1,268,752      1,181,121
  Payables for return of collateral on
    loaned securities                              2,900,482        573,911
  Payables for security transactions                 142,825         99,408
  Other                                              452,707        455,065
                                                ------------   ------------
    Total liabilities                             24,810,713     22,897,243
                                                ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    175,000; issued 157,351 in 1997 and
    157,239 in 1996                                   15,735         15,724
  Additional paid-in capital                         212,583        208,994
  Unrealized foreign currency
    translation gains                                240,748        229,782
  Unrealized gains on securities
    available for sale                               424,285        280,154
  Retained earnings                                1,994,251      1,917,794
  Treasury stock, at average cost                   (589,855)      (526,425)
  Notes receivable for stock purchases                  (691)          (454)
                                                ------------   ------------
    Total shareholders' equity                     2,297,056      2,125,569
                                                ------------   ------------
    Total liabilities and shareholders' equity  $ 27,107,769   $ 25,022,812
                                                ============   ============
Shareholders' equity per share                  $      16.82   $      15.42
                                                ============   ============

See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings


(In thousands, except for
 per-share amounts - Unaudited)              Three Months Ended March 31,
                                          ----------------------------------
                                                1997               1996
Revenues:                                   -----------        -----------
  Premiums, principally supplemental
   health insurance                         $ 1,436,087        $ 1,456,363
  Net investment income                         251,629            251,399
  Realized investment gains (losses)               (443)              (643)
  Other income                                   20,270             22,801
                                             ----------         ----------
        Total revenues                        1,707,543          1,729,920
                                             ----------         ----------
Benefits and expenses:
  Benefits and claims                         1,187,069          1,209,009
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                           41,662             41,216
    Insurance commissions                       188,803            191,970
    Insurance expenses                          105,550            101,951
    Interest expense                              3,334              5,086
    Other operating expenses                     32,006             33,505
                                             ----------         ----------
        Total acquisition and
        operating expenses                      371,355            373,728
                                             ----------         ----------
        Total benefits and expenses           1,558,424          1,582,737
                                             ----------         ----------
        Earnings before income taxes            149,119            147,183

Income taxes                                     58,962             60,660
                                             ----------         ----------
        Net earnings                        $    90,157        $    86,523
                                             ==========         ==========

Net earnings per share                      $       .64        $       .59
                                             ==========         ==========

Shares used in computing
 earnings per share                             141,864            146,366
                                             ==========         ==========
Cash dividends per share                    $       .10        $      .087
                                             ==========         ==========

See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                      Three Months Ended March 31,
                                                ----------------------------
                                                    1997            1996
                                                 ----------      ----------
Common Stock:
  Balance at beginning of year                  $    15,724     $    15,636
  Exercise of stock options                              11              30
                                                 ----------      ----------
  Balance at end of period                           15,735          15,666
                                                 ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                      208,994         196,928
  Exercise of stock options                             969           2,292
  Gain on treasury stock reissued                     2,620           1,326
  Cash in lieu of fractional shares                       -             (83)
                                                 ----------      ----------
  Balance at end of period                          212,583         200,463
                                                 ----------      ----------
Unrealized foreign currency translation gains:
  Balance at beginning of year                      229,782         213,319
  Change in unrealized translation gains,
   net of income taxes                               10,966           6,619
                                                 ----------      ----------
  Balance at end of period                          240,748         219,938
                                                 ----------      ----------
Unrealized gains on securities
 available for sale:
   Balance at beginning of year                     280,154         482,787
   Change in unrealized gains (losses),
    net of income taxes                             144,131        (126,154)
                                                 ----------      ----------
   Balance at end of period                         424,285         356,633
                                                 ----------      ----------
Retained earnings:
  Balance at beginning of year                    1,917,794       1,577,605
  Net earnings                                       90,157          86,523
  Cash dividends ($.10 per share
   in 1997 and $.087 in 1996)                       (13,700)        (12,329)
                                                 ----------      ----------
  Balance at end of period                        1,994,251       1,651,799
                                                 ----------      ----------
Treasury stock:
  Balance at beginning of year                     (526,425)       (351,117)
  Purchases of treasury stock                       (70,109)         (9,563)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                                  6,679           5,004
                                                 ----------      ----------
  Balance at end of period                         (589,855)       (355,676)
                                                 ----------      ----------
Notes receivable for stock purchases                   (691)           (978)
                                                 ----------      ----------
  Total shareholders' equity                    $ 2,297,056     $ 2,087,845
                                                 ==========      ==========
See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $    90,157      $    86,523
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                 589,071          618,717
    Deferred income taxes                           13,508           18,276
    Change in income taxes payable                 (53,658)         (79,271)
    Increase in deferred policy
     acquisition costs                             (66,166)         (59,202)
    Change in receivables and
     advance premiums                                3,635           (9,993)
    Other, net                                      36,086           75,425
                                                ----------       ----------
      Net cash provided by operating
       activities                                  612,633          650,475
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold               1,033,228          334,768
    Fixed-maturity securities matured               79,347          196,061
    Equity securities                               17,841              181
    Mortgage loans, net                                811            1,762
    Other long-term investments, net                    11              362
  Costs of investments acquired:
    Fixed-maturity securities                   (1,103,036)      (1,099,926)
    Equity securities                              (18,313)          (1,474)
    Short-term investments, net                   (701,844)        (182,606)
  Additions to property & equipment, net              (797)          (4,367)
                                                ----------       ----------
     Net cash used by investing activities     $  (692,752)     $  (755,239)
                                                ----------       ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $   169,689      $   125,917
  Principal payments under debt
   obligations                                      (4,986)          (4,617)
  Dividends paid to shareholders                   (13,700)         (12,329)
  Purchases of treasury stock                      (70,109)          (9,563)
  Treasury stock reissued                            9,299            6,330
  Other, net                                           980            2,240
                                                ----------       ----------
    Net cash provided by
     financing activities                           91,173          107,978
                                                ----------       ----------
Effect of exchange rate changes on cash             (1,356)            (728)
                                                ----------       ----------
    Net change in cash                               9,698            2,486

Cash at beginning of year                                -            4,139
                                                ----------       ----------
Cash at end of period                          $     9,698      $     6,625
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     2,753      $     3,787
      Income taxes                                  98,778          121,699

See accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


1.	In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of March 31, 1997, and the results of operations and statements of cash flows and shareholders' equity for the three months ended March 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results for the entire year.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are: deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, accrued liabilities for unfunded retirement plans for various officers and beneficiaries, and contingent liabilities. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

	The financial statements should be read in conjunction with the financial statements included in the Company's annual report to shareholders for the year ended December 31, 1996.

	Effective January 1, 1997 the Company changed its method of determining the costs of investment securities sold from the first-in, first-out (FIFO) method to the specific identification method. The specific identification method allows the Company greater financial flexibility in the matching of its assets and liabilities. Also, the specific identification method is the predominant method used by the insurance industry. This accounting change had no material effect on net earnings for the three months ended March 31, 1997.


2.	The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement was amended by SFAS No. 127, Deferral of the Effective Date of Certain
Provisions of FASB Statement No. 125. SFAS No. 125 establishes criteria for determining whether transfers of financial assets are sales or secured borrowings and must be applied prospectively to all applicable transactions occurring after December 31, 1996. The adoption of the 1997 provisions of SFAS No. 125 had no material affect on the Company's net earnings or shareholders' equity. SFAS No. 127 amended the effective date for those transactions concerning secured obligations and collateral, which must now be applied prospectively to all applicable transactions occurring after December 31, 1997. Earlier or retroactive application is not permitted. Beginning in 1998, as required by these standards, the Company will no longer recognize securities held as collateral as an asset, nor the related liability for return of such collateral. This change will have no affect on the Company's net earnings or shareholders' equity.

	In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. Beginning on December 31, 1997, SFAS No. 128 will require the presentation of two earnings per share (EPS) numbers, basic EPS and diluted EPS, in the statements of earnings. Basic EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted EPS includes the impact of stock options and other common stock equivalents. The Company's present EPS calculation is the same as the diluted method under SFAS No. 128. Earnings per share calculated under the new Statement would be as follows for the three months ended March 31:

                                    1997             1996
                                  --------         --------
          Basic EPS                $ .66            $ .61
          Diluted EPS                .64              .59

	SFAS No. 129, Disclosures of Information about Capital Structure, was also issued in February 1997 and is also effective December 31, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. No changes in the Company's present disclosures will be required under SFAS No. 129.

3.	During 1996, the Company entered into definitive agreements for the sale of its broadcast division business consisting of seven network-affiliated television stations. The total pretax gain from this transaction is estimated to be $325 million. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996. The pretax and after-tax gains recognized on the sale of WAFB-TV in the fourth quarter of 1996 were $60.3 million and $48.2 million, respectively. The sale of the remaining six stations closed on April 15, 1997. The pretax gain on the sale of these six stations is estimated to be $265 million and will be reflected in the Company's second quarter financial statements.

4.	A summary of notes payable is as follows:
                                                   March 31,   December 31,
(In thousands)                                       1997          1996
                                                 ------------  ------------
2.74% unsecured, yen-denominated notes payable
  to banks under reducing revolving credit
  agreement, due annually through July 2001        $  265,915    $  284,238
Unsecured, yen-denominated notes payable to
  banks under reducing revolving credit agreement,
  variable interest rate (1.06% at March 31,
  1997), due annually through July 2001                72,522             -
 .88% short-term, unsecured, yen-denominated
  notes payable to banks under reducing
  revolving credit agreement, variable interest
  rate, due July 15, 1997                             103,948             -
Unsecured, yen-denominated notes payable to
  banks, due semiannually, through October
  1997, variable interest rate (.88% at
  March 31, 1997)                                      16,328        17,453
9.60% to 10.72% unsecured notes payable to
  bank, due semiannually, through 1998                 13,667        15,389
Obligations under capitalized leases, due
  monthly through 2001, secured by computer
  equipment in Japan                                   22,957        25,392
Short-term yen-denominated note payable to
  bank under unsecured line of credit,
  refinanced in 1997                                        -         9,850
Other                                                     816         1,211
                                                   ----------    ----------
      Total notes payable                          $  496,153    $  353,533
                                                   ==========    ==========

	The Company has a reducing revolving credit agreement that currently provides for bank borrowings of up to $450 million in either U.S. dollars or equivalent Japanese yen. At March 31, 1997, bank borrowings of 54.9 billion yen ($442.4 million) were outstanding under this agreement.

	The Company has entered into interest rate swaps that effectively change the Company's interest rate exposure on 33.0 billion yen of this loan from variable interest rates to fixed interest rates. The fixed-rate is 2.74% after the effect of the swaps. Interest payments are made based on variable interest rates and the Company either pays to or receives from the counterparty an amount necessary to equal the fixed swap rate. At March 31, 1997, the variable rate based on the three-month Tokyo Interbank Offered Rate plus loan costs of 25 basis points was .86%.

	During the first quarter, the Company borrowed an additional 21.9 billion yen ($179.4 million) under this reducing revolving credit agreement at variable interest rates of .88% and 1.06%. These amounts include the refinancing of the short-term yen-denominated variable rate loan that was outstanding at December 31, 1996.

	The Company has designated its yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the unrealized foreign currency translation gains component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period exchange rates. Interest expense is translated at average monthly exchange rates for the period the interest expense is incurred.


5.	The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

	The net effect of unrealized gains and losses from securities available for sale on shareholders' equity at the following dates was:

 (In thousands)                    March 31, 1997       December 31, 1996
                                  ----------------      -----------------
Securities available
 for sale - unrealized gains       $   2,572,726          $   2,436,605
Less:
  Policy liabilities                   1,827,514              2,023,107
  Deferred income taxes                  320,927                133,344
                                    ------------           ------------
Shareholders' equity, net
 unrealized gains on securities
 available for sale                $     424,285          $     280,154
                                    ============           ============


6.	AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At March 31, 1997 and December 31, 1996, the Company held Japanese government bonds as collateral for loaned securities in the amount of $2.9 billion and $573.9 million, respectively, at fair value. Securities received as collateral for such loans are reported separately in assets at fair value with a corresponding liability of the same amount for the return of such collateral at termination of the loans. (Beginning in 1998, such collateral assets and the related liability will no longer be included on the balance sheet under the accounting provisions of SFAS No. 125 and SFAS No. 127. Note 2.)

7.	The following is a reconciliation of the number of shares of the
Company's common stock for the three months ended March 31:

 (In thousands)                                   1997         1996
                                               ----------   ----------
Common stock - number of shares:
Issued:
 Balance at beginning of year                    157,239      156,358
 Exercise of stock options                           112          307
                                                --------     --------
 Balance at end of period                        157,351      156,665
                                                --------     --------
Treasury stock - number of shares:
 Balance at beginning of year                     19,354       14,384
 Purchases of treasury stock                       1,709          303
 Shares issued to sales associates
  stock bonus plan and dividend
  reinvestment plan                                 (212)        (200)
 Exercise of stock options                           (28)          (3)
                                                --------     --------
 Balance at end of period                         20,823       14,484
                                                --------     --------
Shares outstanding at end of period              136,528      142,181
                                                ========     ========

	On May 5, 1997 the shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 175 million to 400 million shares.


8.	The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.


9.	On April 25, 1997 the Japanese Ministry of Finance issued an order to a Japanese life insurer to cease operations and will begin a special examination of the insurer to determine the extent of the problems. The Company's future liability under Japan's policyholder protection system is not presently determinable.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


	The March 31, 1997 and 1996 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

	The report of KPMG Peat Marwick LLP commenting upon their review is included on page 13.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1997, and the related consolidated statements of earnings for the three-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows and shareholders' equity for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements.


                                                  KPMG PEAT MARWICK LLP


April 22, 1997

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

             SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                 (In millions, except for per-share amounts)

                                    Percentage Change        Three Months
                                      Over Previous         Ended March 31,
                                         Period             1997      1996
                                   --------------------   ------------------
Insurance operations (excluding
  realized investment gains and
  losses):
    AFLAC Japan....................       (4.4)%           $ 127.2  $ 133.0
    AFLAC U.S......................       24.8                37.4     30.0
                                                            ------   ------
      Total .......................        1.0               164.6    163.0
Broadcast division operations......      (18.9)                3.5      4.4
Interest expense,
  noninsurance operations..........       38.9                (2.6)    (4.2)
Corporate expenses, other
  operations and eliminations......       (4.4)              (15.9)   (15.4)
                                                            ------   ------
  Pretax operating earnings........        1.2               149.6    147.8
Realized investment gains (losses).                            (.5)     (.6)
                                                            ------   ------
  Earnings before income taxes.....        1.3               149.1    147.2
Income taxes.......................       (2.8)               58.9     60.7
                                                            ------   ------
    Net earnings...................        4.2             $  90.2  $  86.5
                                                            ======   ======
    Net earnings per share.........        8.5             $   .64  $   .59
                                                            ======   ======
============================================================================

	The following discussion of earnings comparisons focuses on pretax operating earnings and excludes realized investment gains/losses.

FOREIGN CURRENCY TRANSLATION

	Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. The yen weakened in relation to the dollar throughout 1996 and the first quarter of 1997. The average yen-to-dollar exchange rates were 121.28 and 105.84 for the three months ended March 31, 1997 and 1996, respectively. Operating earnings per share, which were affected by the fluctuations in the value of the yen, increased 8.5% to $.64 for the three months ended March 31, 1997 compared with the same period in 1996. The 12.7% weakening of the yen in 1997 lowered operating earnings by approximately $.06 per share for the three months ended March 31, 1997. This per-share amount was solely attributable to the translation effect of the fluctuations in the yen and not to any fundamental change in business operations.

	The Company sets its growth objective for operating earnings per share before the effect of foreign currency fluctuations. Excluding the effect of currency fluctuations, operating earnings per share increased 18.6% for the three months ended March 31, 1997 compared with the same period in 1996.

	The table below illustrates the effect of foreign currency translation on the Company's reported results by comparing those results as if foreign currency rates had remained unchanged. In years when the yen weakens, translating yen into dollars causes smaller increases or negative percentage changes for financial results in dollars. When the yen strengthens, translating yen into dollars causes larger increases for financial results in dollars.

                   AFLAC Incorporated and Subsidiaries
                     Supplemental Consolidated Data
    Selected Percentage Changes for the Three Months Ended March 31, 1997

                                                         Adjusted to
                                                       Exclude Foreign
                                    As Reported        Currency Changes*
                                    -----------        ----------------
Premium income                          (1.4)%               10.4%
Net investment income                     .1                 11.1
Total revenues                          (1.3)                10.2
Total benefits and expenses             (1.5)                10.1
Operating earnings**                     4.1                 14.6
Operating earnings per share**           8.5                 18.6
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes shown above were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
**Excludes realized investment gains/losses.
============================================================================

	The Company's objective for 1997 is to increase operating earnings per share by 17% for the year, excluding the effect of currency translation. However, if that objective is achieved and the yen/dollar exchange rate averages 125.00 compared with the 1996 average rate of 108.84, operating earnings per share including foreign currency translation would increase by approximately 6% for the year 1997.

	Despite the weakening of the yen during 1997, operating earnings per share increased for the three-month period ended March 31, 1997 compared with the same period in 1996. The increase reflected strong earnings in the functional currencies of AFLAC's core insurance operations in Japan and the United States, additional investment income on the proceeds from the sale of one television station, and a consolidated benefit from additional investment income associated with profit repatriations from AFLAC Japan to AFLAC U.S.


PROFIT REPATRIATION

	AFLAC Japan repatriated profits to AFLAC U.S. of $217.3 million in 1996, $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993 and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $8.6 million and $5.0 million for the quarters ended March 31, 1997 and 1996, respectively. The Company expects to repatriate, subject to approval by the Japanese Ministry of Finance, approximately $300 million from AFLAC Japan to AFLAC U.S. in 1997 which includes $140 million of a non-recurring nature.


SHARE REPURCHASE PROGRAM

	During the first quarter, the Company purchased 1.7 million shares of its common stock. The Company has purchased 22.1 million shares (through March 31, 1997) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.


INSURANCE OPERATIONS, AFLAC JAPAN

	AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks fourth in terms of individual policies in force and 17th in terms of assets.

	The transfer of profits from AFLAC Japan to AFLAC U.S. distorts comparisons of operating results between years. Therefore, the AFLAC Japan summary of operations table on the following page presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between years. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1996.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

                                                        In Dollars
(In millions)                                      1997            1996
                                                --------------------------
Premium income.........................         $  1,176.7      $  1,224.1
Investment income, as adjusted*........              221.5           227.0
Other income...........................                 .3              .4
                                                ----------      ----------
  Total revenues, as adjusted*.........            1,398.5         1,451.5
                                                ----------      ----------
Benefits and claims....................            1,023.6         1,064.6
Operating expenses.....................              241.1           248.6
                                                ----------      ----------
  Total benefits and expenses..........            1,264.7         1,313.2
                                                ----------      ----------
    Pretax operating earnings,
     as adjusted*......................              133.8           138.3
Investment income applicable to
 profit repatriations..................               (6.6)           (5.3)
                                                ----------      ----------
    Pretax operating earnings..........         $    127.2      $    133.0
                                                ==========      ==========
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.......................               (3.9)%         (1.1)%
  Investment income*...................               (2.4)           3.4
  Total revenues*......................               (3.7)           (.5)
  Pretax operating earnings*...........               (3.2)            .2

  Pretax operating earnings............               (4.4)           (.5)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.......................               10.2%           8.7%
  Investment income*...................               11.9           13.7
  Total revenues*......................               10.4            9.4
  Pretax operating earnings*...........               11.1           10.1

  Pretax operating earnings............                9.7            9.3
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims..................               73.2%          73.4%
  Operating expenses...................               17.2           17.1
  Pretax operating earnings............                9.6            9.5

Ratio of pretax operating earnings
  to total reported revenues...........                9.1            9.2
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $6.6 million in 1997 and $5.3 million in 1996, foregone due to profit repatriations.
============================================================================

JAPAN SALES

	The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency.

	As expected, sales declined during the first quarter in Japan. New annualized premium sales decreased 19.8% to 14.0 billion yen. Management believes the sales decline reflects Japan's weak economy and the impact of the premium rate increase on new policy issues which took effect in the fourth quarter of 1996. The Ministry of Finance required all life insurers to raise premium rates on all new policy issues in order to help compensate for the continued low level of available investment yields. For the first time, AFLAC increased rates on all of its products simultaneously. In the past, the Company had implemented premium rate increases on a product-by-product basis. The Company's experience with previous rate increases showed that sales of the product with the increased price would be sluggish for six months or more following the rate hike.

	Management has taken several actions to help compensate for the weak sales in Japan. First, a new economy cancer life policy was introduced in January 1997. This new plan has lower premium rates and benefit levels. Based on initial marketing results of the new economy plan, management believes it will appeal to younger consumers and those who have postponed a purchase decision due to the weak economy. In addition, the Company will increase the use of direct mail marketing for its products as a supplemental distribution method, and will continue its popular television advertising program. As a result of these and other initiatives, management expects AFLAC Japan's sales to improve as the year progresses and end the year with a sales increase of 6% or more.


JAPAN INVESTMENTS

	The historically low level of available investment yields continued to make investing AFLAC Japan's huge cash flows a difficult task during the quarter. However, the Company continued to seek the highest investment yields available in longer-dated securities without sacrificing investment quality. In fact, management was able to secure attractive yields through forward purchase commitments. As of April 11, the Company had invested or committed to invest approximately 50% of the expected 1997 cash flow at an average yield to maturity of 4.55%. This yield compares with the yield on a composite index of 10-year Japanese government bonds of 2.53% at the end of the quarter.

	During the first quarter, the Company purchased yen-denominated securities at an average yield to maturity of 3.96%. Including dollar-denominated investments, the blended new money yield to maturity for the quarter was 4.08%.

	The yield to maturity on AFLAC Japan's fixed-maturity portfolio declined from 5.58% at year-end to 5.46% at the end of the first quarter. The return on average invested assets was 5.40% for the first quarter, compared with 5.64% for the first quarter of 1996 and 5.54% for the full year 1996.

JAPAN OTHER

	In 1994, the Japanese government passed a package of tax reform bills centering on an increase in the consumption tax, which is similar to a sales tax in the United States. The consumption tax increased from the rate of 3% to 5% effective April 1, 1997. AFLAC Japan currently incurs consumption tax on agents' commissions. The Company implemented changes in its compensation arrangements with its agents to mitigate a portion of this tax increase.

	In March 1997, the Japanese government ratified new income tax provisions that increase Japan's income taxes on investment income received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective beginning in 1998. If the new income tax provisions had been effective January 1, 1997 in its present form, AFLAC Japan's income tax expense would have been increased, and net earnings of the Company would have decreased by approximately $5.9 million for the quarter ended March 31, 1997. Management has evaluated the impact of this tax change and will seek to mitigate some of the tax impact through investment alternatives and by restructuring portions of the existing investment portfolio. Management does not expect this tax change to materially affect future net earnings of the Company.


INSURANCE OPERATIONS, AFLAC U.S.

	AFLAC U.S. pretax operating earnings continued to benefit from additional investment income earned on profit transfers received from AFLAC Japan. AFLAC U.S. received profit transfers in the amounts of $217.3 million in 1996, $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993, and $33.4 million in 1992. AFLAC U.S. in turn increased dividend payments to the Parent Company in the amounts of $64.3 million, $21.2 million, $51.9 million and $10.1 million for the full years 1996, 1995, 1994 and 1993, respectively. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1996, along with estimated investment income earned from proceeds from the sale of one television station on December 31, 1996, have been reclassified in the following presentation in order to improve comparability between periods.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,


(In millions)                                      1997            1996
                                                --------------------------
Premium income.........................          $  256.8        $  229.1
Investment income, as adjusted*........              23.9            21.0
Other income...........................                .4              .4
                                                 --------        --------
  Total revenues, as adjusted*.........             281.1           250.5
                                                 --------        --------
Benefits and claims....................             160.8           141.8
Operating expenses.....................              94.6            85.4
                                                 --------        --------
  Total benefits and expenses..........             255.4           227.2
                                                 --------        --------
    Pretax operating earnings,
     as adjusted*......................              25.7            23.3

Investment income applicable to profit
 repatriations and proceeds from the
 sale of one television station........              11.7             6.7
                                                 --------        --------
    Pretax operating earnings..........          $   37.4        $   30.0
                                                 ========        ========
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.......................              12.1%            9.3%
  Investment income*...................              13.7            13.1
  Total revenues*......................              12.2             9.6
  Pretax operating earnings*...........              10.2            10.0

  Pretax operating earnings............              24.8            18.5
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims..................              57.3%           56.6%
  Operating expenses...................              33.6            34.1
  Pretax operating earnings............               9.1             9.3

Ratio of pretax operating earnings
  to total reported revenues...........              12.8            11.7
----------------------------------------------------------------------------
*Excludes estimated investment income of $11.7 million in 1997 related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of one television station, and $6.7 million in 1996 related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================


U.S. SALES

	The increase in premium income was primarily due to an increase in new sales over the last 12 months. Sales were the best in the history of AFLAC U.S. New annualized premium sales in the first quarter rose 21.0% to

$94.3 million. The Company continued to produce strong sales of its accident/disability plan and short-term disability policy. Management believes these sales results reflect AFLAC's strong market position and a growing need for supplemental insurance in the changing U.S. health care environment. Management expects new policy sales to increase by 15% or better for the year 1997.


U.S. INVESTMENTS

	The increase in investment income was primarily due to the continued cash flow from operations. During the first quarter, available cash flow was invested at an average yield-to-maturity of 7.78% compared with 7.11% during the first quarter of 1996. The overall return on average invested assets, net of investment expenses, decreased slightly for the first three months of 1997 compared with the first quarter of 1996, to 7.28% from 7.43%.


U.S. OTHER

	Management expects the operating expense ratio, excluding discretionary advertising expenses, to continue to decline slightly in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. Management expects the pretax operating profit margin, which was 9.3% for the year 1996 excluding the effect of repatriation, to remain approximately the same in 1997.

	The operating results reflect slightly higher benefit ratios due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios. However, the aggregate benefit ratio has been relatively stable due to the mix of business shifting towards accident and hospital indemnity policies, which have lower benefit ratios than other products.


BROADCAST OPERATIONS

	During 1996, the Company entered into definitive agreements for the sale of its broadcast division business consisting of seven network-affiliated television stations. The total pretax gain from this transaction is estimated to be $325 million. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996. The pretax and after-tax gains recognized on the sale of WAFB-TV in the fourth quarter of 1996 were $60.3 million and $48.2 million, respectively. The sale of the remaining six stations closed on April 15, 1997. The pretax gain on the sale of these six stations is estimated to be $265 million and will be reflected in the Company's second quarter financial statements.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

	For information regarding new Statements of Financial Accounting Standards see Note 2 of the Notes to the Consolidated Financial Statements.

ANALYSIS OF FINANCIAL CONDITION

	Since December 31, 1996, the financial condition of the Company has remained strong in the functional currencies of its operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and consist of high-quality securities.

	Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at March 31, 1997, was
124.10 yen to one U.S. dollar, 6.4% weaker than the exchange rate of 116.10 as of December 31, 1996. Management estimates that the weaker yen rate decreased invested assets by $1.2 billion, total assets by $1.6 billion, and total liabilities by $1.6 billion versus the amounts that would have been reported based on the exchange rate as of December 31, 1996.


INVESTED ASSETS

	Securities available for sale are carried at fair value. The following table shows an analysis of invested assets (including cash):

                                    March 31,    December 31,
(In thousands)                        1997           1996        % Change
                                    ---------    ------------    --------
AFLAC U.S.:
  Total invested assets, at cost
    or amortized cost              $ 2,086,544   $ 1,910,154         9.2%
  Unrealized gains on securities
    available for sale                  51,208       101,258
                                    ----------    ----------
    Total invested assets          $ 2,137,752   $ 2,011,412         6.3%
                                    ==========    ==========     ========
AFLAC Japan:
  Total invested assets, at cost
    or amortized cost              $16,003,995   $16,390,997        (2.4)%
  Unrealized gains on securities
    available for sale               2,521,518     2,334,537
                                    ----------    ----------
    Total invested assets          $18,525,513   $18,725,534        (1.1)%
                                    ==========    ==========    =========
Consolidated:
  Total invested assets, at cost
    or amortized cost              $18,086,224   $18,309,930        (1.2)%
  Unrealized gains on securities
    available for sale               2,572,726     2,436,605
                                    ----------    ----------
    Total invested assets          $20,658,950   $20,746,535         (.4)%
                                    ==========    ==========    =========

  	Net unrealized gains of $2.6 billion on securities available for sale at March 31, 1997 consisted of $2.6 billion in gross unrealized gains and $47.2 million in gross unrealized losses.

	The continued growth in invested assets in their functional currencies reflects the strength of the Company's primary business, the substantial cash flows from operations, strong new annualized premium sales by AFLAC
U.S., and the substantial renewal premiums collected by AFLAC Japan. In addition, the Company received $98.5 million in cash in conjunction with the sale of a television station on December 31, 1996.

	AFLAC invests primarily within the Japanese and U.S. fixed-maturity markets. The Company uses specific criteria to judge the credit quality and liquidity of its investments and utilizes a variety of credit rating services to monitor this criteria. Applying those various credit ratings to a standardized rating system based on a nationally recognized service's categories, the percentages of the Company's fixed-maturity securities available for sale, at amortized cost, were as follows:

                                 March 31, 1997       December 31, 1996
                                 --------------       -----------------
                  AAA                  46.4%                  46.2%
                  AA                   18.2                   19.6
                  A                    24.6                   26.0
                  BBB                  10.8                    8.2
                                      -----                  -----
                                      100.0%                 100.0%

	Private placement investments accounted for 32.0% and 28.8% of the Company's total fixed-maturity securities available for sale as of March 31, 1997 and December 31, 1996, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality.


POLICY LIABILITIES

	Policy liabilities decreased $684.4 million, or 3.4%, during the first three months of 1997. AFLAC Japan decreased $730.2 million, or 4.0% (2.7% increase in yen), and AFLAC U.S. increased $49.4 million, or 2.9%. The weaker yen rate decreased reported policy liabilities by $1.2 billion.
Items that offset this decrease in policy liabilities are the addition of new business and the aging of policies in force. The effect of market value adjustments on fixed-maturity securities also caused a decrease in policy liabilities (see Note 5 of Notes to the Consolidated Financial Statements).


DEBT

	See Note 4 of the Notes to the Consolidated Financial Statements for information on debt outstanding at March 31, 1997.

	The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 20.9% and 16.1% as of March 31, 1997 and December 31, 1996, respectively.

SECURITY LENDING

	AFLAC Japan uses short-term (usually seven days) security lending arrangements to increase investment income with minimal risk. At March 31, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $2.9 billion at fair value. For further information regarding such arrangements, see Note 6 of the Notes to the Consolidated Financial Statements.


SHAREHOLDERS' EQUITY

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

	The achievement of continued long-term growth will require growth in the statutory capital and surplus of the Company's insurance subsidiaries. AFLAC may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The disposition of the AFLAC Broadcast Division has increased the Company's capital resources. Management believes outside sources for additional debt and equity capital will continue to be available for capital expenditures, business expansion, and the Company's share repurchase program.

	Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $9.5 million in the first quarter of 1997 and $253.6 million and $179.5 million in the full years 1996 and 1995, respectively. Profit repatriations have been remitted annually from AFLAC Japan to AFLAC U.S. in July. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1996.

OTHER

	The Life Insurance Association of Japan, an industry organization, has established a policyholder protection fund for losses from insolvent life insurers in Japan. The Company was required to pledge investment securities to the Life Insurance Association of Japan for this program. At March 31, 1997, $47.6 million, at fair value, of AFLAC Japan's investment securities had been pledged to this fund. On April 25, 1997, the Japanese Ministry of Finance issued an order to a Japanese life insurer to cease operations and will begin a special examination of the insurer to determine the extent of the problems. The Company's future liability under Japan's policyholder protection system is not presently determinable.

	For information regarding pending litigation, see Note 8 of the Notes to the Consolidated Financial Statements.


FORWARD-LOOKING INFORMATION

	The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. The Company desires to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by officers of the Company in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (the SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

	The Company cautions that the following factors, in addition to other factors mentioned from time to time in the Company's reports filed with the SEC, could cause the Company's actual results to differ materially: regulatory developments, competitive conditions, new products, Japanese Ministry of Finance approval of profit repatriations to the United States, general economic conditions in the United States and Japan, changes in U.S. and/or Japan tax laws, adequacy of reserves, credit and other risks associated with the Company's investment portfolio, significant changes in interest rates and fluctuations in foreign currency exchange rates.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Annual Meeting of the Shareholders was held on May 5, 1997. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Increase the Company's authorized shares of $.10 par value common stock from 175 million to 400 million shares; (3) Adopt the Company's proposed 1997 Stock Option Plan; and (4) Ratification of the selection of auditors for 1997. The four proposals were approved by the shareholders.

	A summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office is as follows:

                                            VOTES
                         ---------------------------------------------------
                                               Absten-    With-     Broker
                             For     Against   tions      held     Non-Votes
                        ----------------------------------------------------
(1)  Election of 17
members to the board of
directors:
Paul S. Amos             299,638,578  N/A        N/A   1,042,469     545,194
Daniel P. Amos           299,687,443  N/A        N/A     993,604     545,194
J. Shelby Amos, II       299,635,456  N/A        N/A   1,045,591     545,194
Michael H. Armacost      299,798,254  N/A        N/A     882,793     545,194
M. Delmar Edwards, M.D.  299,571,114  N/A        N/A   1,109,933     545,194
George W. Ford, Jr.      299,518,099  N/A        N/A   1,162,948     545,194
Joe Frank Harris         299,355,202  N/A        N/A   1,325,845     545,194
Elizabeth J. Hudson      299,853,493  N/A        N/A     827,554     545,194
Kenneth S. Janke, Sr.    299,846,712  N/A        N/A     834,335     545,194
Charles B. Knapp         299,813,272  N/A        N/A     867,775     545,194
Hisao Kobayashi          299,824,578  N/A        N/A     856,469     545,194
Yoshiki Otake            299,826,117  N/A        N/A     854,930     545,194
E. Stephen Purdom        299,743,812  N/A        N/A     937,235     545,194
Barbara K. Rimer         299,794,634  N/A        N/A     886,413     545,194
Henry C. Schwob          299,571,560  N/A        N/A   1,109,487     545,194
J. Kyle Spencer          299,455,389  N/A        N/A   1,225,658     545,194
Glenn Vaughn, Jr.        299,753,097  N/A        N/A     927,950     545,194

                                                VOTES
                         ---------------------------------------------------
                                                   Absten-  With-   Broker
                             For       Against     tions    held   Non-Votes
                        ----------------------------------------------------

(2) Increase the
Company's authorized
shares of $.10 par
value common stock to
400 million shares       272,329,339  27,340,030  1,550,775  N/A       6,097

(3) Adopt the
Company's proposed
1997 Stock Option Plan   264,193,650  15,200,872  3,316,715  N/A  18,515,004

(4) Ratification of
appointment of KPMG
Peat Marwick LLP as
independent auditors     298,579,148   1,266,928  1,380,165  N/A        None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       3.0 - Articles of Incorporation, as amended.

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.


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




Date     May 12, 1997                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 12, 1997                          /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     3.0 - Articles of Incorporation, as amended.

     27.0 - Financial Data Schedule (for SEC use only).