Form 10-Q
period 1997-06-30
AFLAC INC
filed 1997-08-08
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended June 30, 1997
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                           July 31, 1997
 ----------------------------                            ------------------
 Common Stock, $.10 Par Value                            136,955,752 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996....................       1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1997 and 1996
         Six Months Ended June 30, 1997 and 1996.................       3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 1997 and 1996.................       4

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996.................       5

       Notes to Consolidated Financial Statements................       7

       Review by Independent Certified Public
         Accountants.............................................      13

       Independent Auditors' Report..............................      14


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      15


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................      29

      Item 6.  Exhibits and Reports on Form 8-K..................      29



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                                  June 30,    December 31,
                                                    1997           1996
                                                 (Unaudited)
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $19,678,245 in 1997 and
      $17,941,200 in 1996)                     $ 22,390,967   $ 20,327,726
    Equity securities (cost, $96,099 in
      1997 and $86,249 in 1996)                     156,273        136,328
  Mortgage loans on real estate                      16,524         17,802
  Other long-term investments                         2,921          2,999
  Short-term investments                            590,956        261,680
                                               ------------   ------------
    Total investments                            23,157,641     20,746,535
Receivables, primarily premiums                     229,573        226,981
Accrued investment income                           282,232        253,850
Deferred policy acquisition costs                 2,745,129      2,582,946
Property and equipment, net                         444,382        471,907
Securities held as collateral for
  loaned securities                               3,224,796        573,911
Intangible assets, net                                    -         60,933
Other                                               106,367        105,749
                                               ------------   ------------
    Total assets                               $ 30,190,120   $ 25,022,812
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)

                                                  June 30,    December 31,
                                                    1997           1996
                                                 (Unaudited)
                                                ------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                      $ 20,000,091   $ 18,697,173
    Unpaid policy claims                           1,099,347      1,039,257
    Unearned premiums                                291,516        288,976
    Other policyholders' funds                       206,842        208,799
                                                ------------   ------------
      Total policy liabilities                    21,597,796     20,234,205
  Notes payable                                      539,249        353,533
  Income taxes, primarily deferred                 1,451,651      1,181,121
  Payables for return of collateral on
    loaned securities                              3,224,796        573,911
  Payables for security transactions                 228,044         99,408
  Other                                              504,283        455,065
                                                ------------   ------------
    Total liabilities                             27,545,819     22,897,243
                                                ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    400,000; issued 157,817 in 1997 and
    157,239 in 1996                                   15,782         15,724
  Additional paid-in capital                         216,423        208,994
  Unrealized foreign currency
    translation gains                                216,427        229,782
  Unrealized gains on securities
    available for sale                               515,284        280,154
  Retained earnings                                2,281,326      1,917,794
  Treasury stock, at average cost                   (600,459)      (526,425)
  Notes receivable for stock purchases                  (482)          (454)
                                                ------------   ------------
    Total shareholders' equity                     2,644,301      2,125,569
                                                ------------   ------------
    Total liabilities and shareholders' equity  $ 30,190,120   $ 25,022,812
                                                ============   ============
Shareholders' equity per share                  $      19.32   $      15.42
                                                ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
(In thousands, except for                             Three Months Ended June 30,            Six Months Ended June 30,
 per-share amounts - Unaudited)                       ---------------------------           ---------------------------
                                                         1997            1996                  1997            1996
                                                      -----------     -----------           -----------     -----------
Revenues:
  Premiums, principally supplemental
   health insurance                                   $ 1,467,256     $ 1,461,484           $ 2,903,343     $ 2,917,847
  Net investment income                                   267,001         252,885               518,630         504,284
  Realized investment gains (losses)                         (692)            214                (1,135)           (429)
  Gain on sale of television stations                     267,223               -               267,223               -
  Other income                                              7,899          27,074                28,169          49,875
                                                      -----------     -----------           -----------     -----------
        Total revenues                                  2,008,687       1,741,657             3,716,230       3,471,577
                                                      -----------     -----------           -----------     -----------
Benefits and expenses:
  Benefits and claims                                   1,204,680       1,208,051             2,391,749       2,417,060
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                     45,813          41,348                87,475          82,564
    Insurance commissions                                 194,309         191,819               383,112         383,789
    Insurance expenses                                    124,741         108,734               230,291         210,685
    Interest expense                                        4,113           3,953                 7,447           9,039
    Other operating expenses                               20,070          43,510                52,076          77,015
                                                      -----------     -----------           -----------     -----------
        Total acquisition and
        operating expenses                                389,046         389,364               760,401         763,092
                                                      -----------     -----------           -----------     -----------
        Total benefits and expenses                     1,593,726       1,597,415             3,152,150       3,180,152
                                                      -----------     -----------           -----------     -----------
        Earnings before income taxes                      414,961         144,242               564,080         291,425

Income taxes                                              112,168          58,495               171,130         119,155
                                                      -----------     -----------           -----------     -----------
        Net earnings                                  $   302,793     $    85,747           $   392,950     $   172,270
                                                      ===========     ===========           ===========     ===========
Net earnings per share                                $      2.14     $       .59           $      2.77     $      1.18
                                                      ===========     ===========           ===========     ===========
Shares used in computing earnings per share               141,489         144,879               141,687         145,623
                                                      ===========     ===========           ===========     ===========
Cash dividends per share                              $      .115     $       .10           $      .215     $      .187
                                                      ===========     ===========           ===========     ===========

See accompanying Notes to Consolidated Financial Statements.
                                                                3

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                        Six Months Ended June 30,
                                                ----------------------------
                                                    1997            1996
                                                 ----------      ----------
Common Stock:
  Balance at beginning of year                  $    15,724     $    15,636
  Exercise of stock options                              58              47
                                                 ----------      ----------
  Balance at end of period                           15,782          15,683
                                                 ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                      208,994         196,928
  Exercise of stock options                           1,973           3,617
  Gain on treasury stock reissued                     5,456           2,749
  Cash in lieu of fractional shares                       -             (83)
                                                 ----------      ----------
  Balance at end of period                          216,423         203,211
                                                 ----------      ----------
Unrealized foreign currency translation gains:
  Balance at beginning of year                      229,782         213,319
  Change in unrealized translation gains
   (losses), net of income taxes                    (13,355)          7,979
                                                 ----------      ----------
  Balance at end of period                          216,427         221,298
                                                 ----------      ----------
Unrealized gains on securities
 available for sale:
  Balance at beginning of year                      280,154         482,787
  Change in unrealized gains (losses),
   net of income taxes                              235,130        (208,647)
                                                 ----------      ----------
  Balance at end of period                          515,284         274,140
                                                 ----------      ----------
Retained earnings:
  Balance at beginning of year                    1,917,794       1,577,605
  Net earnings                                      392,950         172,270
  Cash dividends ($.215 per share
   in 1997 and $.187 in 1996)                       (29,418)        (26,372)
                                                 ----------      ----------
  Balance at end of period                        2,281,326       1,723,503
                                                 ----------      ----------
Treasury stock:
  Balance at beginning of year                     (526,425)       (351,117)
  Purchases of treasury stock                       (87,213)        (71,810)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                                 13,179          12,964
                                                 ----------      ----------
  Balance at end of period                         (600,459)       (409,963)
                                                 ----------      ----------
Notes receivable for stock purchases                   (482)           (586)
                                                 ----------      ----------
  Total shareholders' equity                    $ 2,644,301     $ 2,027,286
                                                 ==========      ==========
See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $   392,950      $   172,270
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities               1,156,038        1,209,231
    Deferred income taxes                           23,411           37,748
    Change in income taxes payable                  34,697          (48,612)
    Increase in deferred policy
     acquisition costs                            (126,413)        (119,442)
    Change in receivables and
     advance premiums                                   71          (41,643)
    Gain on sale of television stations           (267,223)               -
    Other, net                                      27,097           56,737
                                                ----------       ----------
      Net cash provided by
       operating activities                      1,240,628        1,266,289
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold               1,152,458          547,855
    Fixed-maturity securities matured              218,882          416,808
    Equity securities                               21,141            7,695
    Mortgage loans, net                              1,327            2,814
    Other long-term investments, net                    79              347
  Costs of investments acquired:
    Fixed-maturity securities                   (2,715,490)      (1,982,971)
    Equity securities                              (21,765)          (9,337)
    Short-term investments, net                   (315,297)        (270,561)
  Proceeds from sale of television stations        350,633                -
  Additions to property & equipment, net            (2,089)          (5,126)
                                                ----------       ----------
     Net cash used by investing activities     $(1,310,121)     $(1,292,476)
                                                ----------       ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $   184,689      $   125,918
  Principal payments under debt
   obligations                                     (19,592)         (19,863)
  Dividends paid to shareholders                   (29,418)         (26,372)
  Purchases of treasury stock                      (87,213)         (71,810)
  Treasury stock reissued                           18,635           15,713
  Other, net                                         2,031            3,581
                                                ----------       ----------
    Net cash provided by
     financing activities                           69,132           27,167
                                                ----------       ----------
Effect of exchange rate changes on cash                361           (1,424)
                                                ----------       ----------
    Net change in cash                                   -             (444)

Cash at beginning of year                                -            4,139
                                                ----------       ----------
Cash at end of period                          $         -      $     3,695
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     5,507      $     7,491
      Income taxes                                 112,092          130,042

See accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of June 30, 1997, and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and statements of cash flows and shareholders' equity for the six months ended June 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Effective January 1, 1997 the Company changed its method of determining the costs of investment securities sold from the first-in, first-out (FIFO) method to the specific identification method. The specific identification method allows the Company greater financial flexibility in the matching of its assets and liabilities. Also, the specific identification method is the predominant method used by the insurance industry. This accounting change had no material effect on net earnings for the three months and six months ended June 30, 1997.


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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. Effective December 31, 1997, SFAS No. 128 will require the presentation of two earnings per share (EPS) numbers, basic EPS and diluted EPS, in the statements of earnings. Basic EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted EPS includes the impact of stock options and other common stock equivalents. The Company's present EPS calculation is the same as the diluted method under SFAS No. 128. Net earnings per share calculated under the new statement would be as follows:

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                             1997       1996        1997      1996
                           ------------------     ------------------
          Basic EPS         $2.22      $ .61       $2.87     $1.22
          Diluted EPS        2.14        .59        2.77      1.18

     SFAS No. 129, Disclosures of Information about Capital Structure, was also issued in February 1997 and is also effective December 31, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. No changes in the Company's present disclosures will be required under SFAS No. 129.

     On June 30, 1997 the Financial Accounting Standards Board released SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items that will be included in the Company's presentation of comprehensive income, in addition to net earnings, are unrealized foreign currency translation adjustments and unrealized gains and losses on securities available for sale. This Statement is effective beginning in 1998.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was also issued on June 30, 1997. This Statement requires that companies disclose segment data on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company is currently evaluating the necessary changes in its disclosures. This Statement is effective beginning in 1998.


3. In 1997, the Company completed the sale of its broadcast division business which consisted of seven network-affiliated television stations. The total pretax gain from the sale of the seven stations was $327.5 million. Cash sales proceeds received, after applicable selling expenses, were $449.1 million. Total sales proceeds also included advertising credits to be used over a five-year period with a fair value of $6.3 million. The Company will also receive cash for an adjustment of various current assets and liabilities.

     The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996. The pretax and after-tax gains recognized on the sale of

WAFB-TV in the fourth quarter of 1996 were $60.3 million and $48.2 million ($.33 per share), respectively. The sale of the remaining six stations closed on April 15, 1997. The pretax and after-tax gains recognized in the second quarter of 1997 were $267.2 million and $211.2 million ($1.49 per share), respectively. The operating results of the broadcast division included in the 1996 and 1997 consolidated financial statements were as follows:

                                   Three Months              Six Months
(In thousands)                    Ended June 30,           Ended June 30,
                                 1997        1996         1997        1996
                               -------------------      -------------------
  Total revenues               $     -     $24,164      $16,107     $43,571
  Earnings before interest
   and income taxes                  -       7,311        3,532      11,667

     Broadcast revenues and operating expenses prior to April 15, 1997 were included in other income and other operating expenses, respectively, in the Consolidated Statements of Earnings.

4. The Company has only limited activity with derivative financial instruments and does not use them for trading purposes nor engage in leveraged derivative transactions. In addition, the Company does not use derivatives to hedge the foreign-currency-denominated net assets of its foreign insurance operations, except for short-term hedges of its annual profit repatriations. The Company currently uses two types of derivatives, interest rate swaps and foreign currency forward contracts.

     Interest rate swaps are accounted for using the accrual method. The difference between amounts paid and received under such agreements is reported in interest expense in the Consolidated Statements of Earnings. Changes in the fair value of the swap agreements are not recognized in the Consolidated Balance Sheets. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change a portion of the Company's interest rate exposure from variable interest rates to fixed interest rates.

     The Company uses short-term foreign currency forward contracts (usually five months or less) which are designated at inception as hedges of foreign transaction exposures on annual profit transfers from AFLAC Japan. Such contracts are accounted for using the deferral method. Gains and losses during the period the contracts are outstanding and at termination of the contracts are reflected on the Consolidated Balance Sheets, in the unrealized foreign currency translation gains component of shareholders' equity.

5.  A summary of notes payable is as follows:
                                                    June 30,    December 31,
 (In thousands)                                       1997          1996
                                                  ------------  ------------
Unsecured, yen-denominated notes payable to
banks under reducing revolving credit agreement:
 2.58%, due annually through July 2001             $  367,294    $  284,238
 Short-term, variable interest rate
  (.88% at June 30, 1997), due July 15, 1997          112,812             -
Unsecured, yen-denominated notes payable to
  banks, due semiannually, through October
  1997, variable interest rate (.91% at
  June 30, 1997)                                        8,101        17,453
9.60% to 10.72% unsecured notes payable to
  bank, due semiannually, through September 1998       11,167        15,389
Obligations under capitalized leases, due
  monthly through 2002, secured by computer
  equipment in Japan                                   22,862        25,392
Short-term yen-denominated note payable to
  bank under unsecured line of credit due
  September 16, 1997, variable interest rate
  (.795% at June 30, 1997)                             16,477             -
Short-term yen-denominated note payable to
  bank under unsecured line of credit,
  refinanced in 1997                                        -         9,850
Other                                                     536         1,211
                                                   ----------    ----------
       Total notes payable                         $  539,249    $  353,533
                                                   ==========    ==========


     The Company has a reducing revolving credit agreement that currently provides for bank borrowings in either U.S. dollars or equivalent Japanese yen. The principal amount of the loan at any date will fluctuate due to changes in the yen to dollar foreign currency exchange rate. At June 30, 1997, bank borrowings of 54.9 billion yen ($480.1 million) were outstanding under this agreement. Under the terms of the agreement, the borrowing limits reduce to $400 million at July 15, 1997.

     The Company has entered into interest rate swaps that effectively change the Company's interest rate exposure on 42.0 billion yen ($367.3 million) of this loan from variable interest rates to fixed interest rates. The fixed-rate is 2.58% after the effect of the swaps. Interest payments are made based on variable interest rates and the Company either pays to or receives from the counterparty an amount necessary to equal the fixed swap rate. At June 30, 1997, the variable rate based on the three-month Tokyo Interbank Offered Rate plus loan costs of 25 basis points was .96%.

     During the second quarter, the Company borrowed an additional 1.9 billion yen ($16.5 million at June 30, 1997) under an unsecured line of credit at a variable interest rate of .795%.

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


6. The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in a separate component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts are necessary to cover policy reserve interest requirements based on market investment yields at these dates.

     The net effect of unrealized gains and losses from securities available for sale on shareholders' equity at the following dates was:

    (In thousands)                     June 30, 1997       December 31, 1996
                                     ----------------      -----------------
   Securities available
    for sale - unrealized gains       $   2,772,896          $   2,436,605
   Less:
     Policy liabilities                   1,926,583              2,023,107
     Deferred income taxes                  331,029                133,344
                                       ------------           ------------
   Shareholders' equity, net
    unrealized gains on securities
    available for sale                $     515,284          $     280,154
                                       ============           ============


7. AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At June 30, 1997 and December 31, 1996, the Company held Japanese government bonds as collateral for loaned securities in the amount of $3.2 billion and $573.9 million, respectively, at fair value. Securities received as collateral for such loans are reported separately in assets at fair value with a corresponding liability of the same amount for the return of such collateral at termination of the loans. (Beginning in 1998, such collateral assets and the related liability will no longer be included on the balance sheet under the accounting provisions of SFAS No. 125 and SFAS No. 127. Note 2.)

8. The following is a reconciliation of the number of shares of the Company's common stock for the six months ended June 30:

 (In thousands)                                   1997         1996
                                               ----------   ----------
Common stock - number of shares:
Issued:
 Balance at beginning of year                    157,239      156,358
 Exercise of stock options                           578          468
                                                --------     --------
 Balance at end of period                        157,817      156,826
                                                --------     --------
Treasury stock - number of shares:
 Balance at beginning of year                     19,354       14,384
 Purchases of treasury stock                       2,085        2,356
 Shares issued to sales associates
  stock bonus plan and dividend
  reinvestment plan                                 (399)        (492)
 Exercise of stock options                           (70)         (27)
                                                --------     --------
 Balance at end of period                         20,970       16,221
                                                --------     --------
Shares outstanding at end of period              136,847      140,605
                                                ========     ========

     On May 5, 1997 the shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 175 million to 400 million shares.


9. The Company is a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, the Company believes the outcome of pending litigation will not have a material adverse effect on the financial position of the Company.


10. During the second quarter of 1997, Nissan Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by the Japanese Ministry of Finance. All life insurers doing business in Japan previously agreed to contribute to a voluntary policyholder protection fund, which will be used to help offset Nissan Mutual Life's deficiency. The total assessment was allocated among the life insurance companies based on relative company size. During the second quarter of 1997, AFLAC Japan recognized a non-recurring pretax charge of 3.0 billion yen ($24.9 million) for this policyholder protection fund. The after-tax amount was $13.6 million. The Company does not anticipate any additional voluntary contributions in the future.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1997 and 1996 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 14.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1997, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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




July 22, 1997

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



RESULTS OF OPERATIONS

     In 1997, the Company completed the sale of its broadcast division business which consisted of seven network-affiliated television stations. The total pretax gain from the sale was $327.5 million. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996.
The pretax and after-tax gains recognized in 1996 on the sale of WAFB-TV were $60.3 million and $48.2 million, respectively. The pretax and after-tax gains recognized during the second quarter of 1997 on the sale of the six remaining stations were $267.2 million and $211.2 million, respectively. The effect of the after-tax gain on 1997 net earnings per share was $1.49 for both the three months and six months ended June 30, 1997. For further information, see Note 3 of the Notes to the Consolidated Financial Statements.

     The following table sets forth the results of operations by business component for the periods shown and the percentage change from the prior period.

                                       SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                          (In millions, except for per-share amounts)
                                              Three Months Ended June 30,                   Six Months Ended June 30,
                                        -----------------------------------------    ----------------------------------------
                                         Percentage Change                            Percentage Change
                                           Over Previous                                Over Previous
                                              Period             1997      1996            Period             1997     1996
                                        --------------------   ------------------    --------------------   -----------------
Insurance operations (excluding
  realized investment gains and
  losses):
    AFLAC Japan......................          (8.1)%           $ 121.5  $ 132.2              (6.2)%        $ 248.7  $ 265.3
    AFLAC U.S........................          43.0                43.8     30.7              34.0             81.3     60.7
                                                                 ------   ------                             ------   ------
      Total .........................           1.5               165.3    162.9               1.2            330.0    326.0
Broadcast division operations........                                 -      7.3             (69.7)             3.5     11.7
Interest expense,
  noninsurance operations............          (2.4)               (3.1)    (3.1)             21.4             (5.7)    (7.2)
Corporate expenses, other
  operations and eliminations........          40.4               (13.8)   (23.1)             22.5            (29.8)   (38.7)
                                                                 ------   ------                             ------   ------
  Pretax operating earnings..........           3.1               148.4    144.0               2.1            298.0    291.8
Realized investment gains (losses)...                               (.6)      .2                               (1.1)     (.4)
Gain on sale of television stations..                             267.2        -                              267.2        -
                                                                 ------   ------                             ------   ------
  Earnings before income taxes.......         187.7               415.0    144.2              93.6            564.1    291.4
Income taxes.........................          91.8               112.2     58.5              43.6            171.1    119.1
                                                                 ------   ------                             ------   ------
    Net earnings.....................         253.1             $ 302.8  $  85.7             128.1          $ 393.0  $ 172.3
                                                                 ======   ======                             ======   ======
    Net earnings per share...........         262.7             $  2.14  $   .59             134.7          $  2.77  $  1.18
                                                                 ======   ======                             ======   ======
=============================================================================================================================









                                                              16

     The following discussion of earnings comparisons focuses on pretax operating earnings and excludes realized investment gains/losses and the gain of $267.2 million from the sale of the television stations on April 15, 1997.

Foreign Currency Translation

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. The yen weakened in relation to the dollar throughout 1996 and the first part of 1997. Although the yen strengthened slightly in relation to the dollar during the second quarter of 1997, it is still weaker than a year ago. The average yen-to-dollar exchange rates were 119.68 for the three months ended June 30, 1997, compared with 107.67 for the second quarter of 1996, and 120.48 for the six months ended June 30, 1997, compared with
106.75 for the first six months of 1996. Operating earnings per share, which were affected by the fluctuations in the value of the yen, increased 10.2% to $.65 for the three months ended June 30, 1997, compared with the second quarter of 1996 and increased 9.3% to $1.29 for the six months ended June 30, 1997, compared with the six months ended June 30, 1996. The weakening of the yen in 1997 lowered operating earnings by approximately $.04 per share during the second quarter and $.10 per share for the first six months. This per-share amount was solely attributable to the translation effect of the fluctuations in the yen and not to any fundamental change in business operations.

     The Company sets its growth objective for operating earnings per share before the effect of foreign currency fluctuations. Excluding the effect of currency fluctuations, operating earnings per share increased 16.9% for the three months ended June 30, 1997 compared with the same period in 1996, and increased 17.8% for the six months ended June 30, 1997 compared with the same period in 1996.

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

                     AFLAC Incorporated and Subsidiaries
                       Supplemental Consolidated Data
                        Selected Percentage Changes

                                 Three Months Ended       Six Months Ended
                                   June 30, 1997            June 30, 1997
                               ----------------------  ---------------------
                                          Adjusted to            Adjusted to
                                            Exclude                Exclude
                                            Foreign                Foreign
                                    As     Currency       As      Currency
                                Reported   Changes*    Reported   Changes*
                                --------  -----------  --------  -----------
Premium income                       .4%      9.6%        (.5)%     10.0%
Net investment income               5.6      14.4         2.8       12.7
Total revenues**                   15.3      24.3         7.0       17.3
Total benefits and expenses         (.2)      8.9         (.9)       9.5
Operating earnings***               7.4      14.5         5.7       14.5
Operating earnings per share***    10.2      16.9         9.3       17.8
----------------------------------------------------------------------------
* Amounts excluding foreign currency changes shown above were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
** Includes a $267.2 million gain from the sale of the television stations in 1997.
***Excludes realized investment gains/losses and a $211.2 million after-
   tax gain from the sale of the television stations in 1997.
============================================================================

     The Company's objective for 1997 is to increase operating earnings per share by 17% for the year, excluding the effect of currency translation. However, if that objective is achieved and the yen/dollar exchange rate averages 120.00 for the full year 1997 compared with the 1996 average rate of 108.84, operating earnings per share including foreign currency translation would increase by approximately 10% for the year 1997.

     Despite the weaker yen in 1997 compared with 1996, operating earnings per share increased for the three-month period ended June 30, 1997 compared with the second quarter of 1996 and increased for the six months ended June 30, 1997, compared with the six months ended June 30, 1996. The increases reflected strong earnings in the functional currencies of AFLAC's core insurance operations in Japan and the United States, additional investment income on the proceeds from the sale of the television stations, and a consolidated benefit from additional investment income associated with profit repatriations from AFLAC Japan to AFLAC U.S.

Profit Repatriation

     AFLAC Japan repatriated profits to AFLAC U.S. of $217.3 million in 1996, $140.5 million in 1995, $132.9 million in 1994, $97.9 million in 1993 and $33.4 million in 1992. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $8.8 million and $5.2 million for the three months ended June 30, 1997 and 1996, respectively, and $17.4 million and $10.2 million for the six months ended

June 30, 1997 and 1996, respectively. The Company repatriated 40.9 billion yen ($347.0 million) from AFLAC Japan to AFLAC U.S. in July 1997 which included $124.8 million of a non-recurring nature related to gains realized from the valuation of investments as determined on a Japanese statutory accounting basis.

     At June 30, 1997, the Company had approximately $75.4 million in short-term forward exchange contracts outstanding related to the profit transfer in 1997. These contracts were in a net loss position ($3.6 million) which is recorded in the unrealized foreign currency translation gains component of shareholders' equity at June 30, 1997. These contracts closed in July, coinciding with the transfer of funds.

Share Repurchase Program

     During the second quarter, the Company purchased 234,300 shares of its common stock. The Company has purchased 22.3 million shares (through June 30, 1997) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.



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

                                 AFLAC JAPAN
                         SUMMARY OF OPERATING RESULTS

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
(In millions)                       1997        1996      1997        1996
                                   ------------------    ------------------
Premium income...................  $1,204.4  $1,225.4    $2,381.1  $2,449.5
Investment income, as adjusted*..     228.0     227.9       449.5     454.9
Other income.....................       1.1        .1         1.4        .5
                                    -------   -------     -------   -------
  Total revenues, as adjusted*...   1,433.5   1,453.4     2,832.0   2,904.9
                                    -------   -------     -------   -------
Benefits and claims..............   1,037.7   1,058.8     2,061.3   2,123.3
Operating expenses...............     267.5     257.2       508.6     505.9
                                    -------   -------     -------   -------
  Total benefits and expenses....   1,305.2   1,316.0     2,569.9   2,629.2
                                    -------   -------     -------   -------
    Pretax operating earnings,
     as adjusted*................     128.3     137.4       262.1     275.7
Investment income applicable to
 profit repatriations............      (6.8)     (5.2)      (13.4)    (10.4)
                                    -------    ------     -------   -------
    Pretax operating earnings....  $  121.5   $ 132.2    $  248.7  $  265.3
                                    =======    ======     =======   =======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.................     (1.7)%   (13.6)%      (2.8)%    (7.8)%
  Investment income*.............        -     (10.3)       (1.2)     (3.9)
  Total revenues*................     (1.4)    (13.1)       (2.5)     (7.2)
  Pretax operating earnings*.....     (6.7)    (12.4)       (4.9)     (6.5)

  Pretax operating earnings......     (8.1)    (13.0)       (6.2)     (7.2)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.................      9.3%      9.2%        9.7%      8.9%
  Investment income*.............     11.4      13.1        11.6      13.4
  Total revenues*................      9.7       9.7        10.0       9.5
  Pretax operating earnings*.....      4.0      10.5         7.5      10.3

  Pretax operating earnings......      2.3       9.8         6.0       9.6
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims............     72.4%     72.8%       72.7%     73.1%
  Operating expenses.............     18.7      17.7        18.0      17.4
  Pretax operating earnings......      8.9       9.5         9.3       9.5

Ratio of pretax operating earnings
  to total reported revenues.....      8.5       9.1         8.8       9.2
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income for the three months ended June 30, 1997 and 1996 of $6.8 million and $5.2 million, respectively, and for the six months ended June 30, 1997 and 1996 of $13.4 million and $10.4 million, respectively, foregone due to profit repatriations.
============================================================================

Japan Sales

     The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency.

     AFLAC Japan's new policy sales in 1997 have been affected by a lingering weak economy and a series of premium rate increases that AFLAC and the insurance industry have implemented since 1993, including the most recent one in the fourth quarter of 1996. Following Nissan Mutual Life's insolvency (see Note 10 of the Notes to the Consolidated Financial Statements), the media has focused a great deal of attention on the financial weakness of some insurers in Japan, and consumers have been reluctant to purchase any insurance products. Although AFLAC is one of the financially strongest insurance companies operating in Japan, it has not been immune to the industrywide downturn in sales. As a result, sales have been negatively impacted. During the second quarter, new annualized premium sales were 14.0 billion yen, a 29.0% decline compared with a year ago. For the first six months of 1997, sales were 28.0 billion yen, or 24.7% lower than the first six months of 1996.

     Out-of-pocket expenses related to medical treatments continue to rise in Japan, and there remains a strong need for quality supplemental insurance products. For example, individual copayments for Japan's national health care plan will increase in September 1997. As the economy and consumer sentiment improve, management believes the demand for AFLAC's coverage will improve.

     Management has taken several actions to help mitigate the impact of the weak sales environment in Japan. First, a new economy cancer life policy was introduced in January 1997. This new plan has lower premium rates and benefit levels and was developed to combat the impact of increased premium rates for new issues. In addition, the Company has increased the use of direct mail marketing for its products as a supplemental distribution method, and will continue its popular television advertising program. The Company has also revised the incentive pay system for AFLAC Japan's employed sales managers to improve compensation for sales performance. The Company will spend up to an additional 1.0 billion yen ($8.7 million) during the remainder of 1997 on sales promotion efforts in Japan. Management expects the negative sales comparisons to continue throughout 1997 and to have a sales decrease for the year 1997 of approximately 15% to 20%. Management also anticipates that 1998 sales should return to the 1996 level.

Japan Investments

     The historically low level of available investment yields continued to make investing AFLAC Japan's cash flows a difficult task during the quarter. However, the new money yields are providing a significant investment margin over the Company's current reserving assumption for new policy issues. For instance, the Company purchased yen-denominated securities at an average yield to maturity of 4.48% during the second quarter. Including dollar-denominated investments, the blended new money yield to maturity for the quarter was 6.21%. AFLAC's second quarter investment yield on new money compares very favorably with the 3.5% interest rate in the Company's reserving assumptions. In fact, this spread of nearly 100 basis points is the highest margin on new business the Company has been able to produce in several years.

     The yield to maturity on AFLAC Japan's fixed-maturity portfolio declined from 5.58% at year-end to 5.49% at the end of the second quarter. The return on average invested assets was 5.37% for the first six months, compared with 5.59% for the first six months of 1996 and 5.54% for the full year 1996.

Japan Other

     During the second quarter of 1997, Nissan Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by the Japanese Ministry of Finance. All life insurers doing business in Japan previously agreed to contribute to a voluntary policyholder protection fund which will be used to help offset Nissan Mutual Life's deficiency. The total assessment was allocated among the life insurance companies based on relative company size. During the second quarter of 1997, AFLAC Japan recognized a non-recurring pretax charge of 3.0 billion yen ($24.9 million) for this policyholder protection fund. The after-tax amount was $13.6 million or $.10 per share. The Company does not anticipate any additional voluntary contributions in the future.

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

     In March 1997, the Japanese government ratified new income tax provisions that increase income taxes on investment income received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective beginning in 1998. If the new income tax provisions had been effective January 1, 1997 , AFLAC Japan's income tax expense, without any offsets or mitigation, would have been increased, and net earnings of the Company would have decreased by approximately $11 million for the six months ended June 30, 1997. Management has mitigated much of the tax impact through investment alternatives and by restructuring portions of the existing investment portfolio. Management does not expect this tax change to materially affect future net earnings of the Company.



INSURANCE OPERATIONS, AFLAC U.S.

     AFLAC U.S. pretax operating earnings continued to benefit from additional investment income earned on profit transfers received from AFLAC Japan. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1996, along with estimated investment income earned from proceeds from the sale of the television stations, have been reclassified in the following presentation in order to improve comparability between periods.

                                   AFLAC U.S.
                          SUMMARY OF OPERATING RESULTS

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
(In millions)                         1997      1996        1997      1996
                                    ------------------    ------------------
Premium income...................   $ 260.4   $ 232.9     $ 517.3   $ 462.0
Investment income, as adjusted*..      26.9      21.2        50.8      42.3
Other income.....................        .5        .3          .8        .6
                                     ------    ------      ------    ------
  Total revenues, as adjusted*...     287.8     254.4       568.9     504.9
                                     ------    ------      ------    ------
Benefits and claims..............     164.3     146.6       325.1     288.4
Operating expenses...............      96.8      83.8       191.4     169.2
                                     ------    ------      ------    ------
  Total benefits and expenses....     261.1     230.4       516.5     457.6
                                     ------    ------      ------    ------
    Pretax operating earnings,
     as adjusted*................      26.7      24.0        52.4      47.3

Investment income applicable to
 profit repatriations and in 1997
 proceeds from the sale of the
 television stations.............      17.1       6.7        28.9      13.4
                                     ------    ------      ------    ------
    Pretax operating earnings....   $  43.8   $  30.7     $  81.3   $  60.7
                                     ======    ======      ======    ======
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................      11.8%      9.9%       12.0%      9.6%
  Investment income*.............      26.8       9.2        20.3      11.1
  Total revenues*................      13.1       9.9        12.7       9.8
  Pretax operating earnings*.....      11.4      10.0        10.8      10.0

  Pretax operating earnings......      43.0      18.4        34.0      18.5
----------------------------------------------------------------------------
Ratios to total revenues, as
 adjusted:*
  Benefits and claims............      57.1%     57.6%       57.2%     57.1%
  Operating expenses.............      33.6      33.0        33.6      33.5
  Pretax operating earnings......       9.3       9.4         9.2       9.4

Ratio of pretax operating earnings
  to total reported revenues.....      14.4      11.7        13.6      11.7
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months and six months ended June 30, 1997 of $17.1 million and $28.9 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of the television stations, and for the three months and six months ended June 30, 1996 of $6.7 million and $13.4 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

U.S. Sales

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. Total new annualized premium sales in the United States have grown at an extremely strong pace during 1997. During the second quarter, new sales increased 23.5% to $93.7 million. The first quarter of this year was the only quarter in the history of AFLAC U.S. in which more business was produced. For the first six months, new annualized premium sales increased 22.3% to $187.9 million. Accident/disability coverage continued to be the best-selling product. AFLAC U.S. also experienced strong contributions from other payroll-deduction products, including cancer expense, hospital indemnity and short-term disability. Management believes AFLAC has tremendous market opportunities in the United States and expects new policy sales to increase by 15% or better for the second half of 1997.

U.S. Investments

     The increase in investment income was primarily due to the continued cash flow from operations. Also, AFLAC has paid less dividends to the Parent Company during the first six months of 1997. During the second quarter, available cash flow was invested at an average yield to maturity of 7.89% compared with 7.71% during the second quarter of 1996. The overall return on average invested assets, net of investment expenses, was 7.58% for the first six months of 1997 compared with 7.36% for the same period of 1996.

U.S. Other

     Management expects the operating expense ratio, excluding discretionary advertising expenses, to continue to decline slightly in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. Management expects the pretax operating profit margin, which was 9.3% for the year 1996 excluding the effect of repatriation, to remain approximately the same in 1997, excluding the effect of repatriation and the earnings generated by investing the broadcast sale proceeds.

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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at June 30, 1997, was
114.35 yen to one U.S. dollar, 1.5% stronger than the exchange rate of
116.10 as of December 31, 1996. Management estimates that the stronger yen rate increased invested assets by $288.5 million, total assets by $381.6 million, and total liabilities by $379.9 million versus the amounts that would have been reported based on the exchange rate as of December 31, 1996.

Invested Assets

     Securities available for sale are carried at fair value. The following table shows an analysis of invested assets (including cash):

                                     June 30,    December 31,
(In thousands)                        1997           1996        % Change
                                    ---------    ------------    --------
AFLAC U.S.:
  Total invested assets, at cost
    or amortized cost              $ 2,371,197   $ 1,910,154        24.1%
  Unrealized gains on securities
    available for sale                 115,962       101,258
                                    ----------    ----------
    Total invested assets          $ 2,487,159   $ 2,011,412        23.7%
                                    ==========    ==========     ========
AFLAC Japan:
  Total invested assets, at cost
    or amortized cost              $17,918,051   $16,390,997         9.3%
  Unrealized gains on securities
    available for sale               2,656,934     2,334,537
                                    ----------    ----------
    Total invested assets          $20,574,985   $18,725,534         9.9%
                                    ==========    ==========     ========
Consolidated:
  Total invested assets, at cost
    or amortized cost              $20,384,745   $18,309,930        11.3%
  Unrealized gains on securities
    available for sale               2,772,896     2,436,605
                                    ----------    ----------
    Total invested assets          $23,157,641   $20,746,535        11.6%
                                    ==========    ==========     ========

     Net unrealized gains of $2.8 billion on securities available for sale at June 30, 1997 consisted of $2.8 billion in gross unrealized gains and $43.6 million in gross unrealized losses.

     The continued growth in invested assets in their functional currencies reflects the strength of the Company's primary business, the substantial cash flows from operations, strong new annualized premium sales by AFLAC

U.S., and the substantial renewal premiums collected by AFLAC Japan. In addition, the Company received $350.6 million in cash in the second quarter of 1997 in conjunction with the sale of the television stations.

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

                                  June 30, 1997       December 31, 1996
                                 --------------       -----------------
                  AAA                  41.8%                  46.2%
                  AA                   19.9                   19.6
                  A                    27.4                   26.0
                  BBB                  10.9                    8.2
                                      -----                  -----
                                      100.0%                 100.0%

     Private placement investments accounted for 33.1% and 28.8% of the Company's total fixed-maturity securities available for sale as of June 30, 1997 and December 31, 1996, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality.

Policy Liabilities

     Policy liabilities increased $1.4 billion, or 6.7%, during the first six months of 1997. AFLAC Japan increased $1.3 billion, or 6.9% (5.3% increase in yen), and AFLAC U.S. increased $89.0 million, or 5.2%. The stronger yen rate increased reported policy liabilities by $297.8 million.

Debt

     See Note 5 of the Notes to the Consolidated Financial Statements for information on debt outstanding at June 30, 1997.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 20.2% and 16.1% as of June 30, 1997 and December 31, 1996, respectively.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At June 30, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $3.2 billion at fair value. For further information regarding such arrangements, see Note 7 of the Notes to the Consolidated Financial Statements.

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

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $18.8 million and $17.5 million in the first six months of 1997 and 1996, respectively, and $253.6 million in the full year 1996. AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $347.0 million in July 1997, including $124.8 million of a non-recurring nature. AFLAC U.S. then paid a dividend of $66.5 million to the Parent Company, which was used to reduce debt. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1996.

Other

     Standard & Poor's Corporation assigned AFLAC a claims-paying ability rating of "AA" based on "superior market position in both Japan and the U.S., which has translated into superior operating results and superior capital adequacy." AFLAC is also rated A+ by A.M. Best Company.

     For information regarding pending litigation, see Note 9 of the Notes to the Consolidated Financial Statements.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.


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




Date  August 8, 1997                           /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date  August 8, 1997                           /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only).