Form 10-Q
period 1997-09-30
AFLAC INC
filed 1997-11-03
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                  For the quarter ended September 30, 1997
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                          October 29, 1997
 ----------------------------                            ------------------
 Common Stock, $.10 Par Value                            135,764,644 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996................       1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1997 and 1996
         Nine Months Ended September 30, 1997 and 1996...........       3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 1997 and 1996...........       4

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996...........       5

       Notes to Consolidated Financial Statements................       7

       Review by Independent Certified Public
         Accountants.............................................      13

       Independent Auditors' Report..............................      14


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      15


Part II.  Other Information:

      Item 1.  Legal Proceedings.................................      29

      Item 6.  Exhibits and Reports on Form 8-K..................      29



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                               September 30,  December 31,
                                                    1997           1996
                                                 (Unaudited)
                                               -------------  -------------
ASSETS:
Investments:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $19,486,696 in 1997 and
      $17,941,200 in 1996)                     $ 22,773,606   $ 20,327,726
    Equity securities (cost, $86,824 in
      1997 and $86,249 in 1996)                     151,810        136,328
  Mortgage loans on real estate                      15,817         17,802
  Other long-term investments                         2,632          2,999
  Short-term investments                            271,106        261,680
                                               ------------   ------------
    Total investments                            23,214,971     20,746,535
Cash                                                  1,866              -
Receivables, primarily premiums                     231,697        226,981
Accrued investment income                           237,596        253,850
Deferred policy acquisition costs                 2,672,684      2,582,946
Property and equipment, net                         420,292        471,907
Securities held as collateral for
  loaned securities                               2,929,183        573,911
Intangible assets, net                                    -         60,933
Other                                               100,345        105,749
                                               ------------   ------------
    Total assets                               $ 29,808,634   $ 25,022,812
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)

                                               September 30,   December 31,
                                                   1997           1996
                                                (Unaudited)
                                               -------------  -------------
Liabilities and Shareholders' Equity:
Liabilities:
  Policy liabilities:
    Future policy benefits                     $ 20,109,693   $ 18,697,173
    Unpaid policy claims                          1,074,990      1,039,257
    Unearned premiums                               278,577        288,976
    Other policyholders' funds                      240,574        208,799
                                               ------------   ------------
      Total policy liabilities                   21,703,834     20,234,205
  Notes payable                                     413,511        353,533
  Income taxes, primarily deferred                1,353,690      1,181,121
  Payables for return of collateral on
    loaned securities                             2,929,183        573,911
  Payables for security transactions                 93,444         99,408
  Other                                             521,197        455,065
                                               ------------   ------------
    Total liabilities                            27,014,859     22,897,243
                                               ------------   ------------
Shareholders' equity:
  Common stock of $.10 par value.  Authorized
    400,000; issued 158,080 in 1997 and
    157,239 in 1996                                  15,808         15,724
  Additional paid-in capital                        221,767        208,994
  Unrealized foreign currency
    translation gains                               239,058        229,782
  Unrealized gains on securities
    available for sale                              621,277        280,154
  Retained earnings                               2,361,773      1,917,794
  Treasury stock, at average cost                  (665,094)      (526,425)
  Notes receivable for stock purchases                 (814)          (454)
                                               ------------   ------------
    Total shareholders' equity                    2,793,775      2,125,569
                                               ------------   ------------
    Total liabilities and shareholders' equity $ 29,808,634   $ 25,022,812
                                               ============   ============
Shareholders' equity per share                 $      20.54   $      15.42
                                               ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Consolidated Statements of Earnings
(In thousands, except for                             Three Months Ended September 30,    Nine Months Ended September 30,
 per-share amounts - Unaudited)                       --------------------------------    -------------------------------
                                                            1997            1996                1997            1996
                                                        -----------     -----------         -----------     -----------
Revenues:
  Premiums, principally supplemental
   health insurance                                     $ 1,508,697     $ 1,487,234         $ 4,412,040     $ 4,405,081
  Net investment income                                     280,316         257,709             798,946         761,993
  Realized investment gains (losses)                         (4,568)          4,350              (5,703)          3,921
  Gain on sale of television stations                             -               -             267,223               -
  Other income                                                5,175          26,286              33,344          76,161
                                                        -----------     -----------         -----------     -----------
        Total revenues                                    1,789,620       1,775,579           5,505,850       5,247,156
                                                        -----------     -----------         -----------     -----------
Benefits and expenses:
  Benefits and claims                                     1,241,090       1,234,584           3,632,839       3,651,644
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                                       45,906          40,849             133,381         123,413
    Insurance commissions                                   198,905         195,404             582,017         579,193
    Insurance expenses                                      120,287         106,287             350,578         316,972
    Interest expense                                          3,101           3,637              10,548          12,676
    Other operating expenses                                 24,521          41,857              76,597         118,872
                                                        -----------     -----------         -----------     -----------
        Total acquisition and
        operating expenses                                  392,720         388,034           1,153,121       1,151,126
                                                        -----------     -----------         -----------     -----------
        Total benefits and expenses                       1,633,810       1,622,618           4,785,960       4,802,770
                                                        -----------     -----------         -----------     -----------
        Earnings before income taxes                        155,810         152,961             719,890         444,386

Income taxes                                                 59,731          64,616             230,861         183,771
                                                        -----------     -----------         -----------     -----------
        Net earnings                                    $    96,079     $    88,345         $   489,029     $   260,615
                                                        ===========     ===========         ===========     ===========
Net earnings per share                                  $       .68     $       .62         $      3.45     $      1.80
                                                        ===========     ===========         ===========     ===========
Shares used in computing earnings per share                 141,261         143,483             141,584         144,891
                                                        ===========     ===========         ===========     ===========
Cash dividends per share                                $      .115     $       .10         $       .33     $      .287
                                                        ===========     ===========         ===========     ===========
See accompanying Notes to Consolidated Financial Statements.
                                                                3

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                   Nine Months Ended September 30,
                                             -------------------------------
                                                   1997            1996
                                                ----------      ----------
Common Stock:
  Balance at beginning of year                 $    15,724     $    15,636
  Exercise of stock options                             84              51
                                                ----------      ----------
  Balance at end of period                          15,808          15,687
                                                ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                     208,994         196,928
  Exercise of stock options                          4,240           4,114
  Gain on treasury stock reissued                    8,533           3,913
  Cash in lieu of fractional shares                      -             (83)
                                                ----------      ----------
  Balance at end of period                         221,767         204,872
                                                ----------      ----------
Unrealized foreign currency translation gains:
  Balance at beginning of year                     229,782         213,319
  Change in unrealized translation gains,
   net of income taxes                               9,276           9,669
                                                ----------      ----------
  Balance at end of period                         239,058         222,988
                                                ----------      ----------
Unrealized gains on securities
 available for sale:
  Balance at beginning of year                     280,154         482,787
  Change in unrealized gains (losses),
   net of income taxes                             341,123        (212,946)
                                                ----------      ----------
  Balance at end of period                         621,277         269,841
                                                ----------      ----------
Retained earnings:
  Balance at beginning of year                   1,917,794       1,577,605
  Net earnings                                     489,029         260,615
  Cash dividends ($.33 per share
   in 1997 and $.287 in 1996)                      (45,050)        (40,324)
                                                ----------      ----------
  Balance at end of period                       2,361,773       1,797,896
                                                ----------      ----------
Treasury stock:
  Balance at beginning of year                    (526,425)       (351,117)
  Purchases of treasury stock                     (159,479)       (146,722)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                                20,810          20,729
                                                ----------      ----------
  Balance at end of period                        (665,094)       (477,110)
                                                ----------      ----------
Notes receivable for stock purchases                  (814)           (504)
                                                ----------      ----------
  Total shareholders' equity                   $ 2,793,775     $ 2,033,670
                                                ==========      ==========
See accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                     1997             1996
                                                 ------------   ------------
Cash flows from operating activities:
  Net earnings                                   $   489,029    $   260,615
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                 1,750,978      1,832,406
    Deferred income taxes                             11,235         57,626
    Change in income taxes payable                     3,336        (96,132)
    Increase in deferred policy
     acquisition costs                              (174,686)      (183,533)
    Change in receivables and
     advance premiums                                (11,989)       (41,308)
    Gain on sale of television stations             (267,223)             -
    Other, net                                       156,837        158,949
                                                  ----------     ----------
      Net cash provided by
       operating activities                        1,957,517      1,988,623
                                                  ----------     ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold                 1,517,566      1,515,492
    Fixed-maturity securities matured                295,641        459,598
    Equity securities                                 48,256          7,695
    Mortgage loans and other investments, net          2,212          4,005
    Short-term investments, net                            -         40,530
  Costs of investments acquired:
    Fixed-maturity securities                     (4,002,063)    (3,881,926)
    Equity securities                                (43,013)       (14,480)
    Short-term investments, net                      (13,353)             -
  Proceeds from sale of television stations          350,633              -
  Additions to property & equipment, net              (4,120)        (8,997)
                                                  ----------     ----------
     Net cash used by investing activities       $(1,848,241)   $(1,878,083)
                                                  ----------     ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $   253,833      $   125,937
  Principal payments under debt
   obligations                                    (189,570)         (60,894)
  Dividends paid to shareholders                   (45,050)         (40,324)
  Purchases of treasury stock                     (159,479)        (146,722)
  Treasury stock reissued                           29,343           24,642
  Other, net                                         4,324            4,083
                                                ----------       ----------
    Net cash used by
     financing activities                         (106,599)         (93,278)
                                                ----------       ----------
Effect of exchange rate changes on cash               (811)          (1,987)
                                                ----------       ----------
    Net change in cash                               1,866           15,275

Cash at beginning of year                                -            4,139
                                                ----------       ----------
Cash at end of period                          $     1,866      $    19,414
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     9,067      $    10,861
      Income taxes                                 215,198          222,113

See accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments (none of which were other than normal recurring accruals) necessary to fairly present the financial position as of September 30, 1997, and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and statements of cash flows and shareholders' equity for the nine months ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Effective January 1, 1997, the Company changed its method of determining the costs of investment securities sold from the first-in, first-out (FIFO) method to the specific identification method. The specific identification method allows the Company greater financial flexibility in the matching of its assets and liabilities. Also, the specific identification method is the predominant method used by the insurance industry. This accounting change had no material effect on net earnings for the three months and nine months ended September 30, 1997.


2.  Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 established criteria for determining whether transfers of financial assets are sales or secured borrowings and must be applied to all applicable transactions that occurred after December 31, 1996. The adoption of the 1997 provisions of SFAS No. 125 had no material affect on the Company's net earnings or shareholders' equity. SFAS No. 127 amended the effective date for those transactions concerning secured obligations and collateral, which must now be applied prospectively to all applicable transactions occurring after December 31, 1997. Earlier or retroactive application is not permitted. Beginning in

1998, as required by these standards, the Company will no longer recognize securities held as collateral as an asset, nor the related liability for return of such collateral. This change will have no affect on the Company's net earnings or shareholders' equity.

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. Effective December 31, 1997, SFAS No. 128 will require the presentation of two earnings per share (EPS) numbers, basic EPS and diluted EPS, in the statements of earnings. Basic EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted average number of shares outstanding for the period plus the shares for the dilutive affect of stock options and other common stock equivalents. The Company's present EPS calculation is the same as the diluted method prescribed by SFAS No. 128. Net earnings per share calculated under the new statement would be as follows:

                           Three Months Ended     Nine Months Ended
                              September 30,          September 30,
                             1997       1996        1997      1996
                           ------------------     ------------------
          Basic EPS         $ .70      $ .63       $3.58     $1.85
          Diluted EPS         .68        .62        3.45      1.80


     SFAS No. 129, Disclosures of Information about Capital Structure, was also issued in February 1997 and is also effective December 31, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. No changes in the Company's present disclosures will be required under SFAS No. 129.

     On June 30, 1997 the FASB released SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Examples of items that will be included in the Company's presentation of comprehensive income, in addition to net earnings, are unrealized foreign currency translation adjustments and unrealized gains and losses on securities available for sale. This Statement is effective beginning in 1998.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was also issued on June 30, 1997. This Statement requires that companies disclose segment data on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company is currently evaluating the necessary changes in its reporting and disclosures. This Statement is effective beginning in 1998.

3.  Broadcast Division Sale

     In 1997, the Company completed the sale of its broadcast division business which consisted of seven network-affiliated television stations. The total pretax gain from the sale of the seven stations was $327.5 million. Cash sales proceeds received, after applicable selling expenses, were $449.1 million. Total sales proceeds also included advertising credits to be used over a five-year period with a fair value of $6.3 million. The Company also received cash for various current assets and liabilities.

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

                                  Three Months             Nine Months
(In thousands)                 Ended September 30,      Ended September 30,
                                 1997        1996         1997        1996
                               -------------------      -------------------
  Total revenues               $    -      $22,888      $16,107     $66,459
  Earnings before interest
   and income taxes                 -        6,434        3,532      18,101


     Broadcast revenues and operating expenses prior to April 15, 1997 were included in other income and other operating expenses, respectively, in the Consolidated Statements of Earnings.


4.  Policyholder Protection Fund

     During the second quarter of 1997, Nissan Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by the Japanese Ministry of Finance. All life insurers doing business in Japan previously agreed to contribute to a voluntary policyholder protection fund, that would be used to help offset insurer insolvencies. The total assessment was allocated among the life insurance companies based on relative company size. During the second quarter of 1997, AFLAC Japan recognized a non-recurring pretax charge of 3.0 billion yen ($24.9 million) for this policyholder protection fund. The after-tax amount was $13.6 million.


5.  Derivative Financial Instruments

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


6.  Notes Payable

     A summary of notes payable is as follows:

                                                 September 30,  December 31,
 (In thousands)                                       1997          1996
                                                 -------------  ------------
Unsecured, yen-denominated notes payable to
  banks under reducing revolving credit
  agreement, due annually through July 2001:
    2.58% fixed interest rate                     $  292,320     $  284,238
    Variable interest rate (.88% at
      September 30, 1997)                             82,577              -
Unsecured, yen-denominated notes payable to
  banks, variable interest rate (.91% at
  September 30, 1997), paid in full
  October 1, 1997                                      7,649         17,453
9.60% to 10.72% unsecured notes payable to
  bank, due semiannually, through September 1998       9,444         15,389
Obligations under capitalized leases, due
  monthly through 2002, secured by computer
  equipment in Japan                                  21,220         25,392
Short-term yen-denominated note payable to
  bank under unsecured line of credit,
  refinanced in 1997                                       -          9,850
Other                                                    301          1,211
                                                  ----------     ----------
       Total notes payable                        $  413,511     $  353,533
                                                  ==========     ==========

     The Company has a reducing revolving credit agreement that currently provides for bank borrowings in either U.S. dollars or equivalent Japanese yen. Under the terms of the agreement, the borrowing limits were reduced to $400 million at July 15, 1997 and will reduce to $325 million on July 15, 1998. At September 30, 1997, bank borrowings of 45.4 billion yen ($374.9 million) were outstanding under this agreement. When any portion of the loan is denominated in yen, the principal amount of the loan will fluctuate due to changes in the yen-to-dollar foreign currency exchange rate.

     The Company has entered into interest rate swaps that effectively change the Company's interest rate exposure on 35.4 billion yen ($292.3 million) of this loan from variable interest rates to fixed interest rates. The fixed-rate on this portion of the loan is 2.58% after the effect of the swaps. Interest payments are made based on variable interest rates and the Company either pays to or receives from the counterparty an amount necessary to equal the fixed swap rate. The three-month Tokyo Interbank Offered Rate at September 30, 1997, plus loan costs of 25 basis points, was .83%.

     The Company has designated its yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the unrealized foreign currency translation gains component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period exchange rates. Interest expense was translated at average monthly exchange rates for the period the interest expense was incurred.


7.  Unrealized Gains on Fixed Maturity Securities

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

     The net effect of unrealized gains and losses from securities available for sale on shareholders' equity at the following dates was:

    (In thousands)                  September 30, 1997     December 31, 1996
                                    ------------------     -----------------
   Securities available
    for sale - unrealized gains       $   3,351,896          $   2,436,605
   Less provision for:
     Policy liabilities                   2,400,820              2,023,107
     Deferred income taxes                  329,799                133,344
                                       ------------           ------------
   Shareholders' equity, net
    unrealized gains on securities
    available for sale                $     621,277          $     280,154
                                       ============           ============


8.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At September 30, 1997, and December 31, 1996, the Company held Japanese government bonds as collateral for loaned securities in the amounts of $2.9 billion and $573.9 million, respectively, at fair value. Securities received as collateral for such loans are reported separately in assets at fair value with a corresponding liability of the same amount for the return of such collateral at termination of the loans. (Beginning in 1998, such collateral assets and the related liability will no longer be included on the balance sheet under the accounting provisions of SFAS No. 125 and SFAS No. 127. Note 2.)


9.  Common Stock

     The following is a reconciliation of the number of shares of the Company's common stock for the nine months ended September 30:

 (In thousands)                                   1997         1996
                                               ----------   ----------
Common stock - number of shares:
Issued:
 Balance at beginning of year                    157,239      156,358
 Exercise of stock options                           841          517
                                                --------     --------
 Balance at end of period                        158,080      156,875
                                                --------     --------
Treasury stock - number of shares:
 Balance at beginning of year                     19,354       14,384
 Purchases of treasury stock                       3,406        4,724
 Shares issued to sales associates
  stock bonus plan and dividend
  reinvestment plan                                 (563)        (737)
 Exercise of stock options                          (163)        (102)
                                                --------     --------
 Balance at end of period                         22,034       18,269
                                                --------     --------
Shares outstanding at end of period              136,046      138,606
                                                ========     ========

     On May 5, 1997, the shareholders approved an increase in the number of shares of common stock that the Company is authorized to issue from 175 million to 400 million shares.


10.  Litigation

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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 1997 and 1996 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 14.

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1997, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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




October 21, 1997
Atlanta, GA

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


RESULTS OF OPERATIONS

     In 1997, the Company completed the sale of its broadcast division business which consisted of seven network-affiliated television stations. The total pretax gain from the sale was $327.5 million. The sale of one station, WAFB-TV in Baton Rouge, Louisiana, closed on December 31, 1996.
The pretax and after-tax gains recognized in 1996 on the sale of WAFB-TV were $60.3 million and $48.2 million, respectively. The pretax and after-tax gains recognized during the second quarter of 1997 on the sale of the six remaining stations were $267.2 million and $211.2 million, respectively. The effect of the after-tax gain on 1997 net earnings per share was $1.49 for the nine months ended September 30, 1997. For further information, see
Note 3 of the Notes to the Consolidated Financial Statements.

     The following table sets forth the results of operations by business component for the periods shown and the percentage change from the prior period.
                                       SUMMARY OF OPERATING RESULTS BY BUSINESS COMPONENT
                                          (In millions, except for per-share amounts)

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                        -----------------------------------------    ----------------------------------------
                                         Percentage Change                            Percentage Change
                                           Over Previous                                Over Previous
                                              Period             1997      1996            Period             1997     1996
                                        --------------------   ------------------    --------------------   -----------------
Insurance operations (excluding
  realized investment gains and
  losses):
    AFLAC Japan......................           (.4)%           $ 133.6  $ 134.1              (4.3)%        $ 382.3  $ 399.4
    AFLAC U.S........................          48.2                49.5     33.4              39.0            130.8     94.1
                                                                 ------   ------                             ------   ------
      Total .........................           9.3               183.1    167.5               4.0            513.1    493.5
Broadcast division operations........                                 -      6.4                                3.5     18.1
Interest expense,
  noninsurance operations............          16.2                (2.3)    (2.7)             20.0             (8.0)   (10.0)
Corporate expenses, other
  operations and eliminations........           9.5               (20.4)   (22.6)             17.7            (50.2)   (61.1)
                                                                 ------   ------                             ------   ------
  Pretax operating earnings..........           7.9               160.4    148.6               4.1            458.4    440.5
Realized investment gains (losses)...                              (4.6)     4.4                               (5.7)     3.9
Gain on sale of television stations..                                 -        -                              267.2        -
                                                                 ------   ------                             ------   ------
  Earnings before income taxes.......           1.9               155.8    153.0              62.0            719.9    444.4
Income taxes.........................          (7.6)               59.7     64.7              25.6            230.9    183.8
                                                                 ------   ------                             ------   ------
    Net earnings.....................           8.8             $  96.1  $  88.3              87.6          $ 489.0  $ 260.6
                                                                 ======   ======                             ======   ======
    Net earnings per share...........           9.7             $   .68  $   .62              91.7          $  3.45  $  1.80
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


Foreign Currency Translation

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. Throughout 1997, the yen has been weaker in relation to the dollar compared with the yen/dollar levels in 1996. The average yen-to-dollar exchange rates were 117.97 for the three months ended September 30, 1997, compared with 108.99 for the third quarter of 1996, and 119.64 for the nine months ended September 30, 1997, compared with 107.50 for the first nine months of 1996. The weakening of the yen in 1997 lowered operating earnings by approximately $.04 per share during the third quarter and $.14 per share for the first nine months. This per-share amount was solely attributable to the translation effect of the fluctuations in the yen and not to any fundamental change in business operations. Operating earnings per share, which were affected by the fluctuations in the value of the yen, increased 11.3% to $.69 for the three months ended September 30, 1997, compared with the third quarter of 1996 and increased 10.0% to $1.98 for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996.

     The Company sets its growth objective for operating earnings per share before the effect of foreign currency fluctuations. Excluding the effect of currency fluctuations, operating earnings per share increased 17.7% for the three months ended September 30, 1997, compared with the same period in 1996, and increased 17.8% for the nine months ended September 30, 1997, compared with the same period in 1996.

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

                     AFLAC Incorporated and Subsidiaries
                       Supplemental Consolidated Data
                        Selected Percentage Changes

                                 Three Months Ended      Nine Months Ended
                                 September 30, 1997     September 30, 1997
                               ----------------------  ---------------------
                                          Adjusted to            Adjusted to
                                            Exclude                Exclude
                                            Foreign                Foreign
                                    As     Currency       As      Currency
                                Reported   Changes(a)  Reported   Changes(a)
                                --------  -----------  --------  -----------
Premium income                      1.4%      8.3%          .2%      9.4%
Net investment income               8.8      15.4          4.8      13.6
Total revenues                       .8       7.5          4.9(b)   14.0(b)
Total benefits and expenses          .7       7.5          (.4)      8.8
Operating earnings(c)              10.6      16.1          7.4(d)   15.0(d)
Operating earnings per share(c)    11.3      17.7         10.0(d)   17.8(d)
----------------------------------------------------------------------------
(a) Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
(b) Includes a $267.2 million gain from the sale of the television stations in the second quarter of 1997.
(c) Excludes realized investment gains/losses.
(d) Excludes a $211.2 million after-tax gain, or $1.49 per share, from the sale of the television stations in the second quarter of 1997.
============================================================================

     The Company's objective for 1997 is to increase operating earnings per share by 17% for the year, excluding the effect of currency translation. However, if that objective is achieved and the yen/dollar exchange rate averages 120.00 for the full year 1997, compared with the 1996 average rate of 108.84, operating earnings per share including foreign currency translation would increase by approximately 10% for the year 1997.

     Despite the weaker yen in 1997 compared with 1996, operating earnings per share increased for the three-month period ended September 30, 1997, compared with the third quarter of 1996 and increased for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996. The increases reflected strong earnings in the functional currencies of AFLAC's core insurance operations in Japan and the United States, additional investment income on the proceeds from the sale of the television stations, and a consolidated benefit from additional investment income associated with profit repatriations from AFLAC Japan to AFLAC U.S.


Profit Repatriation

     AFLAC Japan repatriated 40.9 billion yen ($347.0 million) to AFLAC U.S. in July 1997, which included $124.8 million of a non-recurring nature related to gains realized from the valuation of investments as determined on a Japanese statutory accounting basis. AFLAC Japan repatriated profits to AFLAC U.S. of $217.3 million in 1996. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.0 billion to the United States, which has enhanced the Company's flexibility and profitability. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit consolidated operations because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is presently lower on investment income earned in the United States. Management estimates these transfers have benefited consolidated net earnings by $17.0 million and $10.2 million for the three months ended September 30, 1997 and 1996, respectively, and $28.5 million and $17.6 million for the nine months ended September 30, 1997 and 1996, respectively.

     In 1997, the Company entered into short-term forward exchange contracts with a notional amount of $75.2 million related to the profit transfer in July 1997. Such contracts were designated as a hedge of the Company's investment in AFLAC Japan. The contracts terminated in July, coinciding with the transfer of funds. The loss of $2.4 million at the termination of the contracts was included in the unrealized foreign currency translation gains component of shareholders' equity.


Share Repurchase Program

     During the third quarter, the Company purchased 1.3 million shares of its common stock. The Company has purchased 23.6 million shares (through September 30, 1997) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.


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

     The transfer of profits from AFLAC Japan to AFLAC U.S. distorts comparisons of operating results between years. Therefore, the AFLAC Japan summary of operations table on the following page presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between years. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1997.

                                 AFLAC JAPAN
                         SUMMARY OF OPERATING RESULTS

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
(In millions)                       1997        1996      1997        1996
                                   ------------------    ------------------
Premium income...................  $1,237.5  $1,245.1    $3,618.6  $3,694.6
Investment income, as adjusted*..     241.1     231.8       690.6     686.7
Other income.....................        .4        .5         1.8       1.0
                                    -------   -------     -------   -------
  Total revenues, as adjusted*...   1,479.0   1,477.4     4,311.0   4,382.3
                                    -------   -------     -------   -------
Benefits and claims..............   1,070.1   1,082.5     3,131.4   3,205.8
Operating expenses...............     264.6     253.5       773.2     759.4
                                    -------   -------     -------   -------
  Total benefits and expenses....   1,334.7   1,336.0     3,904.6   3,965.2
                                    -------   -------     -------   -------
    Pretax operating earnings,
     as adjusted*................     144.3     141.4       406.4     417.1
Investment income applicable to
 profit repatriations............     (10.7)     (7.3)      (24.1)    (17.7)
                                    -------    ------     -------   -------
    Pretax operating earnings....  $  133.6   $ 134.1    $  382.3  $  399.4
                                    =======    ======     =======   =======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.................      (.6)%    (5.0)%      (2.1)%    (6.9)%
  Investment income*.............      4.0      (2.5)         .6      (3.5)
  Total revenues*................       .1      (4.5)       (1.6)     (6.3)
  Pretax operating earnings*.....      2.1      (3.1)       (2.6)     (5.4)

  Pretax operating earnings......      (.4)     (4.3)       (4.3)     (6.2)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.................      7.6%     10.0%        9.0%      9.3%
  Investment income*.............     12.6      13.0        12.0      13.3
  Total revenues*................      8.4      10.6         9.5       9.9
  Pretax operating earnings*.....     10.5      12.4         8.5      11.0

  Pretax operating earnings......      7.8      11.0         6.6      10.0
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims............     72.3%     73.2%       72.7%     73.2%
  Operating expenses.............     17.9      17.2        17.9      17.3
  Pretax operating earnings......      9.8       9.6         9.4       9.5

Ratio of pretax operating earnings
  to total reported revenues.....      9.1       9.1         8.9       9.2
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income for the three months ended September 30, 1997 and 1996 of $10.7 million and $7.3 million, respectively, and for the nine months ended September 30, 1997 and 1996, of $24.1 million and $17.7 million, respectively, foregone due to profit repatriations.
============================================================================

AFLAC Japan Sales

     The increase in premium income in yen was due to sales of new policies and continued excellent policy persistency.

     During the third quarter of 1997, AFLAC Japan's new annualized premium sales were 15.2 billion yen ($129.0 million). Although that represented a 34.0% decrease compared with the same period last year, sales during the third quarter of 1997 were 8.4% above second quarter 1997 sales results.
For the first nine months of 1997, sales were 43.2 billion yen ($362.4 million), or 28.3% lower than the first nine months of 1996. AFLAC Japan's new policy sales in 1997 have been affected by a lingering weak economy, lower consumer confidence in the life insurance industry following the April 1997 collapse of Nissan Mutual Life, and a series of premium rate increases that AFLAC and the insurance industry have implemented since 1993, including the most recent one in the fourth quarter of 1996. In addition, sales in the third quarter of 1996 were exceptionally strong, rising 51.7% over the sales of the third quarter of 1995, which made comparisons of 1997 sales to last year difficult. Annualized premiums in force were 589.3 billion yen ($4.9 billion) at September 30, 1997, increasing 6.7%, or 37.2 billion yen ($307.5 million) over September 30, 1996.

     Management believes there is still a strong need for the types of quality supplemental insurance products AFLAC sells in Japan. In September 1997, the co-payment for the employer-sponsored health care program increased from 10% to 20% for the primary insured, thereby increasing the portion of the costs the insured has to pay. Approximately 60% of the population is covered under this plan. The out-of-pocket expenses that Japanese consumers must pay for health care continue to rise, and AFLAC is the undisputed leader at helping fill those gaps in insurance coverage.

     Management has taken several actions to help mitigate the impact of the weak sales environment in Japan. First, a new economy cancer life policy was introduced in January 1997. This new plan has lower premium rates and benefit levels and was developed to combat the impact of increased premium rates for new issues. In addition, the Company has increased the use of direct-mail marketing for its products as a supplemental distribution method and will continue its popular television advertising program. The Company has also revised the incentive pay system for AFLAC Japan's employed sales managers to improve compensation for sales performance. The Company will make additional expenditures during the remainder of 1997 for expanded sales promotion efforts in Japan. A new supplemental medical rider to the cancer life policy will be introduced in 1998, subject to approval of the Japanese Ministry of Finance. Management expects sales to increase 5% to 7% in the fourth quarter of 1997, compared with the fourth quarter of 1996 and improve further in 1998.


AFLAC Japan Investments

     Investment yields declined in the third quarter of 1997, also reflecting Japan's weak economy. The Company purchased yen-denominated securities at an average yield of 4.82% during the quarter. This new money yield compares very favorably with the 3.5% interest rate in the Company's policy liability reserving assumptions for new business. In fact, investment margins on new business continue to be the highest produced in several years. Including dollar-denominated purchases, the blended new money yield was 5.28% for the third quarter of 1997. The yield on AFLAC Japan's fixed-maturity portfolio was 5.49% at the end of the third quarter of 1997, compared with 5.66% a year ago.

     The yield on AFLAC Japan's fixed-maturity portfolio declined from 5.58% at year-end 1996 to 5.49% at the end of the third quarter of 1997. The return on average invested assets was 5.36% for the first nine months of 1997, compared with 5.56% for the first nine months of 1996 and 5.54% for the full year 1996.


AFLAC Japan Other

     During the second quarter of 1997, Nissan Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by the Japanese Ministry of Finance. All life insurers doing business in Japan previously agreed to contribute to a voluntary policyholder protection fund that would be used to help offset insurer insolvencies. The total assessment was allocated among the life insurance companies based on relative company size. During the second quarter of 1997, AFLAC Japan recognized a non-recurring pretax charge of 3.0 billion yen ($24.9 million) for this policyholder protection fund. The after-tax amount was $13.6 million or $.10 per share.

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

     In March 1997, the Japanese government ratified new income tax provisions that increase income taxes on investment income received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective beginning in 1998. If the new income tax provisions had been effective January 1, 1997, AFLAC Japan's income tax expense, without any offsets or mitigation, would have been increased, and net earnings of the Company would have decreased by approximately $14.6 million for the nine months ended September 30, 1997. Management has mitigated much of the tax impact through investment alternatives and by restructuring portions of the existing investment portfolio. Management does not expect this tax change to materially affect future net earnings of the Company.


INSURANCE OPERATIONS, AFLAC U.S.

     AFLAC U.S. pretax operating earnings continued to benefit from additional investment income earned on profit transfers received from AFLAC Japan. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1997, along with estimated investment income earned from proceeds from the sale of the television stations, have been reclassified in the following presentation in order to improve comparability between periods.

                                   AFLAC U.S.
                          SUMMARY OF OPERATING RESULTS

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
(In millions)                         1997      1996        1997      1996
                                    ------------------    ------------------
Premium income...................   $ 268.9   $ 238.9     $ 786.2   $ 700.9
Investment income, as adjusted*..      26.3      22.0        77.1      64.3
Other income.....................        .6        .4         1.4       1.1
                                     ------    ------      ------    ------
  Total revenues, as adjusted*...     295.8     261.3       864.7     766.3
                                     ------    ------      ------    ------
Benefits and claims..............     168.6     149.2       493.7     437.5
Operating expenses...............     100.3      88.2       291.6     257.6
                                     ------    ------      ------    ------
  Total benefits and expenses....     268.9     237.4       785.3     695.1
                                     ------    ------      ------    ------
    Pretax operating earnings,
     as adjusted*................      26.9      23.9        79.4      71.2

Investment income applicable to
 profit repatriations and in 1997,
 proceeds from the sale of the
 television stations.............      22.6       9.5        51.4      22.9
                                     ------    ------      ------    ------
    Pretax operating earnings....   $  49.5   $  33.4     $ 130.8   $  94.1
                                     ======    ======      ======    ======
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................      12.5%     10.1%       12.2%      9.8%
  Investment income*.............      19.6      11.9        20.0      11.4
  Total revenues*................      13.2      10.5        12.8      10.0
  Pretax operating earnings*.....      12.5      33.8        11.4      17.0

  Pretax operating earnings......      48.2      37.7        39.0      24.6
----------------------------------------------------------------------------
Ratios to total revenues, as
 adjusted:*
  Benefits and claims............      57.0%     57.0%       57.1%     57.1%
  Operating expenses.............      33.9      33.8        33.7      33.6
  Pretax operating earnings......       9.1       9.2         9.2       9.3

Ratio of pretax operating earnings
  to total reported revenues.....      15.5      12.3        14.3      11.9
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months and nine months ended September 30, 1997, of $22.6 million and $51.4 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of the television stations, and for the three months and nine months ended September 30, 1996, of $9.5 million and $22.9 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S.
============================================================================

AFLAC U.S. Sales

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. New annualized premium sales were a record $99.7 million, an increase of 22.2%, in the third quarter of 1997, compared with the third quarter of 1996. For the first nine months of 1997, new sales were $287.7 million, also an increase of 22.2%, compared with the same period of 1996. Although accident/disability coverage continues to be the Company's best-selling product, management is also pleased with the strong contributions from other payroll-deduction products. Management intends to maintain the Company's leading position of providing supplemental insurance at the work site. Management believes AFLAC has tremendous market opportunities in the United States and expects new policy sales to increase by approximately 20% for the year 1997.


AFLAC U.S. Investments

     The increase in investment income was primarily due to the continued cash flow from operations. Also, AFLAC has paid less dividends to the Parent Company during the first nine months of 1997 than in the first nine months of 1996. During the third quarter, available cash flow was invested at an average yield of 7.46% compared with 7.76% during the third quarter of 1996. The overall return on average invested assets, net of investment expenses, was 7.62% for the first nine months of 1997 compared with 7.30% for the same period of 1996.


AFLAC U.S. Other

     Management expects the operating expense ratio, excluding discretionary advertising expenses, to decline slightly in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, management has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio. Management expects the pretax operating profit margin, which was 9.3% for the year 1996 excluding the effect of repatriation, to remain approximately the same in 1997, excluding the effect of repatriation and the earnings generated by investing the broadcast sale proceeds.

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


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     For information regarding new Statements of Financial Accounting Standards, see Note 2 of the Notes to the Consolidated Financial Statements.

ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1996, the financial condition of the Company has remained strong in the functional currencies of its operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and consist of high-quality securities.

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at September 30, 1997, was 121.10 yen to one U.S. dollar, 4.1% weaker than the exchange rate of
116.10 as of December 31, 1996. Management estimates that the weaker yen rate decreased invested assets by $812.5 million, total assets by $1.1 billion and total liabilities by $1.0 billion versus the amounts that would have been reported based on the exchange rate as of December 31, 1996.


Invested Assets

     Securities available for sale are carried at fair value. The following table shows an analysis of invested assets (including cash):

                                   September 30,   December 31,
(In thousands)                         1997           1996        % Change
                                   -------------   ------------    --------
AFLAC U.S.:
  Total invested assets, at cost
    or amortized cost              $  2,608,007    $  1,910,154      36.5%
  Unrealized gains on securities
    available for sale                  181,343         101,258
                                    -----------     -----------
    Total invested assets          $  2,789,350    $  2,011,412      38.7%
                                    ===========     ===========    =======
AFLAC Japan:
  Total invested assets, at cost
    or amortized cost              $ 17,156,859    $ 16,390,997       4.7%
  Unrealized gains on securities
    available for sale                3,170,553       2,334,537
                                    -----------     -----------
    Total invested assets          $ 20,327,412    $ 18,725,534       8.6%
                                    ===========     ===========    =======
Consolidated:
  Total invested assets, at cost
    or amortized cost              $ 19,864,941    $ 18,309,930       8.5%
  Unrealized gains on securities
    available for sale                3,351,896       2,436,605
                                    -----------     -----------
    Total invested assets          $ 23,216,837    $ 20,746,535      11.9%
                                    ===========     ===========    =======


     Net unrealized gains of $3.4 billion on securities available for sale at September 30, 1997, consisted of $3.4 billion in gross unrealized gains and $19.3 million in gross unrealized losses.

     The continued growth of invested assets in their functional currencies reflects the strength of the Company's primary business, the substantial cash flows from operations, strong new annualized premium sales by AFLAC U.S., and the substantial renewal premiums collected by AFLAC Japan. In addition, the Company received $350.6 million in cash in the second quarter of 1997 in conjunction with the sale of the television stations.

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

                               September 30, 1997     December 31, 1996
                               ------------------     -----------------
                  AAA                  40.0%                  46.2%
                  AA                   20.9                   19.6
                  A                    28.8                   26.0
                  BBB                  10.3                    8.2
                                     ------                 ------
                                      100.0%                 100.0%

     Private placement investments accounted for 34.1% and 28.8% of the Company's total fixed-maturity securities available for sale as of September 30, 1997, and December 31, 1996, respectively. AFLAC Japan has made investments in the private sector to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality.


Policy Liabilities

     Policy liabilities increased $1.5 billion, or 7.3%, during the first nine months of 1997. AFLAC Japan increased $1.3 billion, or 7.2% (11.8% increase in yen), and AFLAC U.S. increased $138.7 million, or 8.2%. The weaker yen rate decreased reported policy liabilities by $853.2 million.


Debt

     The increase in notes payable is primarily due to the financing for the share repurchase program. See Note 6 of the Notes to the Consolidated Financial Statements for further information on debt outstanding at September 30, 1997.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 16.0% and 16.1% as of September 30, 1997, and December 31, 1996, respectively.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At September 30, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $2.9 billion at fair value. For further information regarding such arrangements, see Note 8 of the Notes to the Consolidated Financial Statements.


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

     The achievement of continued long-term growth will require growth in the statutory capital and surplus of the Company's insurance subsidiaries. AFLAC may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The disposition of the AFLAC Broadcast Division has increased the Company's capital resources. Management believes outside sources for additional debt and equity capital will continue to be available for capital expenditures, business expansion and the Company's share repurchase program.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $374.9 million and $244.1 million in the first nine months of 1997 and 1996, respectively, and $253.6 million in the full year 1996. AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $347.0 million in July 1997, including $124.8 million of a non-recurring nature. AFLAC U.S. then paid a dividend of $66.5 million to the Parent Company, which was used to reduce debt. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1996.

Other

     During the third quarter of 1997, Duff & Phelps Credit Rating Company assigned AFLAC a claims-paying ability rating of "AA." AFLAC is also rated "AA" for its claims-paying ability by Standard & Poor's Corporation and "A+" by A.M. Best Company.

     For information regarding pending litigation, see Note 10 of the Notes to the Consolidated Financial Statements.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 1997.


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




Date  November 3, 1997                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date  November 3, 1997                          /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only).