Form 10-K
period 1997-12-31
AFLAC INC
filed 1998-03-26
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997       Commission file no. 1-7434


                         AFLAC INCORPORATED
____________________________________________________________________________
             (Exact name of Registrant as specified in its charter)

            Georgia                                     58-1167100
________________________________________        ____________________________
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)

1932 Wynnton Road, Columbus, Georgia                        31999
________________________________________        ____________________________
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code 706-323-3431

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange
             Title of Each Class                   on Which Registered
       ------------------------------           -------------------------
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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 16, 1998, with $.10 par value, was 133,571,707. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $8,381,997,714.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-28 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-42 to 13-52 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-64 to 13-65
                               (Note 10 of the Notes to the Consolidated
                               Financial Statements).  The applicable
                               portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997, are included as Exhibit 13


               Item 2         Exhibit 13 - page 13-54 (Note 5 of the Notes
                               to the Consolidated Financial Statements)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-64
                               (Note 10 of the Notes to the Consolidated
                               Financial Statements)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-28


               Item 7A        Exhibit 13 - pages 13-6 to 13-8, and
                                13-17 to 13-20


               Item 8         Exhibit 13 - pages 13-29 to 13-71



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 4, 1998 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                            AFLAC Incorporated
                        Annual Report on Form 10-K
                   For the Year Ended December 31, 1997


                             Table of Contents
                                                                      Page

PART I

Item 1.   Business................................................     I- 1

Item 2.   Properties..............................................     I-19

Item 3.   Legal Proceedings.......................................     I-19

Item 4.   Submission of Matters to a Vote of Security Holders.....     I-20

Item 4A.  Executive Officers of the Company.......................     I-20


PART II

Item 5.   Market for Company's Common Equity and Related
            Shareholder Matters...................................    II- 1

Item 6.   Selected Financial Data.................................    II- 1

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................    II- 1

Item 7A.  Quantitative and Qualitative Disclosures
            About Market Risk.....................................    II- 1

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

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management............................................   III- 1

Item 13.  Certain Relationships and Related Transactions..........   III- 1


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................    IV- 1

                                   PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated (the Parent Company) and its subsidiaries (the Company) have only one significant industry segment - insurance. The Parent Company was incorporated in 1973 under the laws of the State of Georgia and acts as a general business holding company. The Parent Company is a management company whose primary business is supplemental health insurance, which is marketed and administered primarily through American Family Life Assurance Company of Columbus (AFLAC). As a management company, the Parent Company oversees the operations of its subsidiaries, provides management services, and makes capital available. Most of AFLAC's policies are individually underwritten and marketed at the work site, with premiums paid by the employee. The Company's operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for the Company's insurance operations.

     For financial information relating to the Company's foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-28 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-42 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     In 1997, the Company completed the sale of its broadcast business which consisted of seven network-affiliated television stations. The total pretax gain from the sale was $327.5 million. The sale of one station closed on December 31, 1996. The pretax and after-tax gains recognized in 1996 were $60.3 million and $48.2 million, respectively. The effect of the after-tax gain on 1996 basic and diluted net earnings per share was $.34 and $.33, respectively. The pretax and after-tax gains recognized during the second quarter of 1997 on the closing of the six remaining stations were $267.2 million and $211.2 million, respectively. The effect of the after-tax gain on 1997 basic and diluted net earnings per share was $1.55 and $1.50, respectively. In March 1997, AFLAC Incorporated sold its minor Canadian insurance subsidiary at a nominal gain.

     The Parent Company's principal operating subsidiary is AFLAC, which operates in the United States and Japan. AFLAC is a specialty insurer whose dominant business is individual supplemental health insurance. Management believes AFLAC is the world's leading writer of cancer expense insurance.
In recent years, AFLAC has diversified its product offerings to include other types of supplemental health products in both the United States and Japan. AFLAC Japan also sells care plans, supplemental general medical expense plans and a living benefit life plan. AFLAC U.S., in addition to cancer expense plans, sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and Medicare supplement plans. AFLAC also offers several life insurance plans in the United States and Japan.

     The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, and several U.S. territories and foreign countries. The Company's only significant foreign operation is AFLAC Japan, which accounted for 79%, 82% and 85% of the Company's total revenues for

1997, 1996 and 1995, respectively, and 87% and 88% of total assets at December 31, 1997 and 1996, respectively.

     During 1997, the board of directors authorized the purchase of up to an additional 4.0 million shares of AFLAC Incorporated common stock. Including shares remaining under a previous authorization, the Company had approval to purchase up to 5.6 million shares as of December 31, 1997. The Company purchased 26.8 million shares from the inception of the share repurchase program in February 1994 through December 31, 1997. During the same period
2.5 million shares were reissued to the AFLAC Associate Stock Bonus Plan, through the Company's dividend reinvestment plan, and the exercise of stock options.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported operating results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. In the third quarter of 1995, the yen began to weaken in relation to the dollar and continued to weaken throughout 1996 and 1997. The average yen-to-dollar exchange rates were 121.07 in 1997, 108.84 in 1996 and 94.10 in 1995.
Operating earnings per share (excludes realized investment gains/losses and the gain from the sale of the broadcast business), which were affected by these fluctuations in the value of the yen, increased 10.8% to $2.66 in 1997, 3.0% to $2.40 in 1996 and 23.3% to $2.33 in 1995.

     The Company's primary financial objective is the growth of operating earnings per share before the effect of foreign currency fluctuations. In 1996, the Company set this objective at an annual growth rate of 15% to 17% through the year 2000. The goal for 1997 was 17% growth, which the Company exceeded. Excluding the effect of currency fluctuations, operating earnings per share increased 18.3% in 1997, 15.5% in 1996 and 15.3% in 1995.

     In early 1998, the Company raised its 1998 objective for growth in operating earnings per share from a 17% increase to 20% before the effect of currency translation. For further information, see Exhibit 13, pages 13-6 to 13-8 (Foreign Currency Translation section of MD&A).

     Insurance premiums and investment income from insurance operations are the major sources of revenues. The Company's consolidated premium income was $5.9 billion for 1997, $5.9 billion for 1996 and $6.1 billion for 1995.

     The following table sets forth consolidated premiums earned by health and life insurance offered by AFLAC in Japan and the United States for the three years ended December 31.

(In thousands)                         1997          1996          1995
                                    ----------    ----------    ----------
Premiums earned:
  Health insurance                 $ 5,501,816   $ 5,690,886   $ 6,037,206
  Life and other insurance             362,500       206,480        17,937
                                    ----------    ----------    ----------
     Total U.S. and Japan
       premiums earned             $ 5,864,316   $ 5,897,366   $ 6,055,143
                                    ==========    ==========    ==========

     The following table sets forth the changes in annualized premiums in force for AFLAC health insurance in Japan and the United States for the years ended December 31.

 (In thousands)                       1997          1996          1995
                                   ----------    ----------    ----------
Annualized premiums in force,
  at beginning of year            $ 5,637,951   $ 5,837,883   $ 5,578,987
    New issues including
      policy conversions              755,650       763,836       965,321
    Change in unprocessed
      policies                        (20,306)       18,587      (107,287)
    Lapses and surrenders            (462,914)     (414,628)     (408,366)
    Other                              19,337         3,284       (11,676)
    Foreign currency translation
      adjustment                     (504,736)     (571,011)     (179,096)
                                   ----------    ----------    ----------
Annualized premiums in force,
  at end of year                  $ 5,424,982   $ 5,637,951   $ 5,837,883
                                   ==========    ==========    ==========



INVESTMENTS AND INVESTMENT RESULTS

     The Company classifies all fixed-maturity securities as available for sale. All fixed-maturity and equity securities are carried at fair value. Net unrealized gains on securities available for sale were $3.4 billion and $2.4 billion at December 31, 1997 and 1996, respectively.

     The following table shows an analysis of investments and cash at December 31:

(In millions)                             1997         1996       % Change
                                        --------     --------     --------
AFLAC U.S.:

  Total investments and cash,
    at cost or amortized cost           $  2,678     $  1,910       40.2%

  Unrealized gains on securities
    available for sale                       228          101
                                         -------      -------
    Total investments and cash          $  2,906     $  2,011       44.5%
                                         =======      =======      =====
AFLAC Japan:

  Total investments and cash,
    at cost or amortized cost           $ 16,743     $ 16,391        2.1%

  Unrealized gains on securities
    available for sale                     3,155        2,335
                                         -------      -------
    Total investments and cash          $ 19,898     $ 18,726        6.3%
                                         =======      =======      =====
Consolidated:

  Total investments and cash,
    at cost or amortized cost           $ 19,497     $ 18,307        6.5%

  Unrealized gains on securities
    available for sale                     3,383        2,437
                                         -------      -------
    Total investments and cash          $ 22,880     $ 20,744       10.3%
                                         =======      =======      =====

     Net investment income was $1.1 billion in 1997 and $1.0 billion in both 1996 and 1995.

     AFLAC primarily invests within the United States, Japan, and Euroyen investment markets. The aspects of these financial markets remain fundamentally different. For example, differences in asset selection, liquidity, credit quality, accounting practices, insurance regulations and taxation affect the way the Company invests and purchases securities. AFLAC maintains a strong portfolio by investing in high-quality securities that provide AFLAC with a predictable source of investment income (principally in government, public utility and corporate bonds, including private placement securities). When committing the huge cash flows to new investments, the Company only purchases securities that are rated investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners. The Company does not purchase junk bonds and has avoided the investment real estate and mortgage loan sectors. The Company does not trade in the derivatives market.

     For information on the composition of the Company's investment portfolio and investment results, see Part IV, Schedule I, and Exhibit 13, pages 13-12 and 13-17 to 13-28 (discussions relating to investments, Balance

Sheet and Cash Flow) and pages 13-46 to 13-54 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INVESTMENTS - JAPAN

     Approximately 75% of the 353.6 billion yen ($2.7 billion) that AFLAC Japan had available for investment in 1997 was invested in yen-denominated securities at an average yield of 4.38%. The Company invested 65.9% in longer-dated securities at an average rate of 4.57%. The longer-dated sector includes purchases of dual-currency bonds (yen principal securities that pay a dollar coupon) at an average yield of 5.18%. An additional 8.8% was invested in yen-denominated securities of various other sectors. Dollar-denominated securities accounted for the remaining 25.3% of the purchases in 1997 at an average yield to maturity of 7.61%.

     AFLAC requires that all private placement issuers have an NAIC rating of class 1 or 2 and requires call protection limits of ten years or longer for such issues. Most of AFLAC's private placement issues are issued under medium term note programs and have standard covenants commensurate with credit rankings except when internal credit analysis indicates that additional protective and/or event risk covenants are required.

     At the end of 1997, private placements (at amortized cost) held by AFLAC Japan represented 37.7% of AFLAC Japan's total investments and cash and 32.3% of the consolidated total investments and cash. Although AFLAC Japan purchased only a small amount of Japanese government bonds during 1997, that sector continues to be a large asset class in Japan. Japanese government bonds constituted 32.3% of AFLAC Japan's total portfolio. Utility bonds accounted for 13.1%. Municipal securities made up 3.1%. A variety of other sectors accounted for 5.3%. AFLAC Japan's dollar-denominated portfolio represented 8.5% of the portfolio at year-end.

     AFLAC Japan's fixed-maturity securities available for sale, at amortized cost, as of December 31 were rated as follows:

                                         1997             1996
                                        ------           ------
            AAA                          40.6%            48.2%
            AA                           20.6             19.9
            A                            26.0             23.6
            BBB                          12.8              8.3
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====


     Japan's life insurance industry has contended with low investment yields for the last several years. Despite a series of premium rate increases designed to help offset the effect of lower yields, the low interest rate environment took its toll in April when the government declared Nissan Mutual Life Insurance Company insolvent. As a result, more attention has been paid to the composition of the life insurance industry's assets. The Company's asset allocation is much different than the industry as a whole and, management believes, is better suited to a low interest rate environment. Based on March 31, 1997, Ministry of Finance data, AFLAC had the highest portfolio yield among all of Japan's life insurers. AFLAC earned this distinction without sacrificing the quality of the Company's portfolio, and management believes it provides AFLAC Japan with a tremendous competitive advantage.

     The Company's investments in the Japanese equity and investment real estate markets continued to be immaterial in 1997.


INVESTMENTS - U.S.

     AFLAC U.S. had additional funds to invest in 1997 after completing the sale of the AFLAC Broadcast Division and also receiving a record profit repatriation from AFLAC Japan.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $347.0 million in 1997, up from $217.3 million in 1996. The profit transfer in 1997 included $124.8 million of a non-recurring nature related to gains realized from the valuation of investments as determined on a Japanese regulatory accounting basis. Repatriation has a positive effect on consolidated results because higher investment yields can be earned on funds invested in the United States. Also, income tax expense is lower on investment income earned in the United States. The Company expects future profit repatriation to continue to have a positive impact on its consolidated net earnings.

     AFLAC U.S. continued to focus on purchasing securities that emphasize safety and liquidity. AFLAC U.S. fixed-maturity securities available for sale, at amortized cost, as of December 31 were rated as follows:

                                         1997             1996
                                        ------           ------
            AAA                          24.1%            27.4%
            AA                           20.0             16.7
            A                            47.5             49.4
            BBB                           8.4              6.5
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====

     Including profit repatriation and proceeds from the sale of the broadcast business, AFLAC U.S. invested $1.7 billion in 1997. Of that amount, approximately 16.1% was invested in U.S. government or agency securities at an average yield of 7.65%, 78.9% was invested in corporate fixed-maturity securities at 7.65%, and 2.0% was allocated to various other sectors. The remaining 3.0% was invested in equities.

     At the end of 1997, fixed-maturity securities continued to dominate AFLAC U.S. total investments. Fixed-maturity securities represented 93.8% of total investments and cash (at amortized cost) at the end of the year. U.S. government and agency securities accounted for 17.1% of the fixed-maturity holdings, while corporate securities made up 78.1%. Equity investments made up 5.0% of total investments and cash at the end of the year. Mortgage loans on real estate remained immaterial.

INSURANCE - JAPAN

     The following table sets forth AFLAC Japan's premiums earned by product line for the years ended December 31:

(In thousands)                          1997         1996         1995
                                     ----------   ----------   ----------
Premiums earned:
  Cancer life                       $ 4,011,401  $ 4,314,821  $ 4,752,338
  Other accident and health             448,048      445,704      440,635
  Life insurance                        343,216      191,035        2,378
                                     ----------   ----------   ----------
    Total AFLAC Japan
      premiums earned               $ 4,802,665  $ 4,951,560  $ 5,195,351
                                     ==========   ==========   ==========


     The following table sets forth the changes in annualized premiums in force for AFLAC Japan health insurance for the years ended December 31:

(In thousands)                          1997         1996         1995
                                     ----------   ----------   ----------
Annualized premiums in force,
  at beginning of year              $ 4,596,416  $ 4,900,779  $ 4,718,783
    New issues including
      policy conversions                365,845      442,629      690,170
    Change in unprocessed
      policies                          (27,168)      23,878     (105,496)
    Lapses and surrenders              (180,125)    (181,756)    (200,507)
    Other                               (16,889)     (18,103)     (23,075)
    Foreign currency translation
      adjustment                       (504,736)    (571,011)    (179,096)
                                     ----------   ----------   ----------
Annualized premiums in force,
  at end of year                    $ 4,233,343  $ 4,596,416  $ 4,900,779
                                     ==========   ==========   ==========

INSURANCE PLANS - JAPAN

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover the medical and nonmedical costs that are not reimbursed by other forms of Japanese health insurance coverage.

     The cancer life insurance plans offered in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on pages I-13 and I-14) in that the Japanese policies also provide death benefits and cash surrender values (the Company estimates that approximately 28% of the premiums earned are associated with these benefits). In January 1997, AFLAC Japan introduced a new economy cancer life policy with lower premium rates and benefit levels. This plan was developed to mitigate the effect of premium rate increases due to low investment yields available in Japan.

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

     In 1995, the Company introduced two other products in Japan. The first product is an improved medical expense policy. It is similar to hospital indemnity insurance products in the United States and provides cash benefits to policyholders when they are hospitalized. The market for medical expense coverage in Japan is very competitive, but the Company believes this coverage gives AFLAC Japan's agents greater flexibility in product offerings. Demand for AFLAC's medical expense coverage rose significantly during 1997, accounting for 10.8% of total sales in 1997 compared with 3.1% in 1996. This product is widely available in the Japanese insurance marketplace, but AFLAC's policy is very competitive. AFLAC's plan offers a maximum hospitalization benefit of 1,000 days, which is the longest period offered in the industry. Management believes the strong medical expense policy sales in 1997 resulted from an increase in the copayments for Japan's national health care plans, which took effect in September.

     AFLAC Japan also introduced a new living benefit life plan in late 1995. This product is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. The Company is offering this product in two forms -- as a stand-alone policy or as a rider to the cancer life plan. The rider adds heart attack and stroke benefits to the cancer policy. Marketing efforts for living benefit life primarily focus on the sale of the rider. Sales of the living benefit life plan were $145.5 million and $286.0 million in new annualized premium in 1997 and 1996, respectively.

     During 1997, AFLAC Japan began selling ordinary life products. Sales for 1997 were immaterial.

     In December 1997, AFLAC Japan received approval from Japanese regulators to sell three new riders to the Company's popular cancer life policy. One rider adds cancer surgical benefits, while another provides supplemental accident coverage. The third rider provides supplemental medical benefits for general hospitalization. In September 1997, the Japanese government increased copayments for the employer-sponsored health care program from 10% to 20% for the primary insured, thereby increasing the portion of the costs the insured must pay. Given the increase in copayments, the Company believes the medical benefits should be especially appealing to consumers. During 1998, AFLAC Japan will primarily market the accident and medical riders in a single affordable package that should be attractive in the current economy.

     AFLAC Japan's sales mix is changing, although cancer life still accounts for the majority of insurance in force. Cancer life sales accounted for 52.5% of total new sales in yen in 1997, 46.7% in 1996 and 71.2% in 1995. Living benefit life, which was introduced in the fourth quarter of 1995, accounted for 28.3% of total new sales in 1997 and 39.5% in 1996. Care product sales represented 6.8% of total new sales in 1997, 10.6% in 1996 and 15.6% in 1995.

     Due to the continued low level of available investment yields in Japan, the Ministry of Finance directed insurers to increase premium rates on new policy issues in recent years. AFLAC Japan increased premium rates by an average of 16% on all cancer life policy sales made after July 1, 1994. Premium rates on care policy new issues were increased by an average of 16% in September 1995. As a result of continuing low yields, the Company increased premium rates by approximately 13% on new policy issues for all product lines beginning in the fourth quarter of 1996.


JAPANESE ECONOMY

     Since the last half of 1997, there has been widespread concern regarding the economic outlook of many Asian countries, including Japan. The financial strength of some Japanese financial institutions has deteriorated, and others have experienced bankruptcy. Some experts believe Japan's economy could weaken further. As management has indicated in the past, the weak economy in Japan has resulted in a difficult marketing environment for AFLAC Japan, declining interest rates for new money investments and decreased consumer confidence. The time required for the Japanese economy to recover remains uncertain.


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

     AFLAC products are also sold through independent corporate agencies and individual agencies that are not affiliated with large companies. At December 31, 1997, there were 5,427 agencies in Japan with 25,293 licensed agents. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 57 offices located throughout Japan.


COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, AFLAC was the only company in Japan authorized to issue a cancer life insurance policy. Since that time, 16 other life companies offer cancer insurance. However, AFLAC remains the leading issuer of cancer life insurance coverage in Japan, principally due to its lead time in the market, unique marketing system (see Agency Force - Japan), low-cost operations and product expertise developed in the United States. AFLAC has been very successful in the sale of cancer life policies in Japan, with 12.7 million cancer policies in force at December 31, 1997.

     In 1997, AFLAC had a 93% market share of all stand-alone care insurance sold by life insurance companies and approximately 44% market share of all stand-alone care insurance sold by non-life and life insurers combined. Management believes that future demand for this product will be fueled by the Japanese government's plan to introduce a national care insurance program of its own. Given the current state of the Japanese economy, it is unlikely that the government can afford to pay for the entire program, and as a result, private care insurance will be an important aspect of the new program.

     In December 1996, the governments of the United States and Japan reached an agreement on deregulation of the Japanese insurance industry.
The agreement calls for the gradual liberalization of the industry through the year 2001 and includes provisions to avoid "radical change" in the third sector of the insurance industry, which includes supplemental insurance products. AFLAC and other foreign-owned insurers, as well as some small to medium-sized Japanese insurers, operate primarily in the third sector. One of the measures for avoiding radical change in the third sector is the prohibition of additional Japanese life and non-life insurance companies from selling cancer or medical insurance until January 1, 2001. Although the Company has inherent competitive strengths in distribution, products and investments that should enable the support of business expansion in a more competitive environment, the ultimate impact of deregulation is not presently determinable.

     AFLAC's strategy for future growth in Japan centers on broadening the Company's product line and expanding the distribution system. Although the basic plan for growth is the same in Japan as in the United States, management has had to formulate a strategy specifically tailored for the Japanese insurance marketplace, which is very different from the U.S. system. There are only 44 life insurance companies in Japan, compared with more than 2,000 life insurers in the United States. In Japan, insurers have traditionally been restricted in the types of policies they could offer. However, as Japan begins deregulating the insurance industry, the marketplace should become more competitive, with insurers able to offer more types of products, as they do in the United States.


REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. These payments totaled $386.0 million in 1997, $253.6 million in 1996 and $179.5 million in 1995. Management fees paid to the Parent Company are largely based on expense allocations.

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

     Repatriated profits represent a portion of the after-tax earnings reported to the Japanese Ministry of Finance as of March 31 each year. Such regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles. Such differences relate primarily to the valuation of investments, policy benefit and claim reserves, acquisition costs and deferred income taxes. Among other items, fluctuations in currency translations of AFLAC Japan's U.S. dollar-denominated investments into yen also affect regulatory earnings. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year because of these differences. Management currently expects that 1998 profit repatriation will approximate 20 billion yen ($155 million using the December 31, 1997, exchange rate) and that profit remittances will continue in future years, based on projected annual earnings of AFLAC Japan as computed on a Japanese regulatory accounting basis.

     During the second quarter of 1997, Nissan Mutual Life Insurance Company, a medium-sized Japanese insurer, was declared insolvent by the Japanese Ministry of Finance. Previously, all life insurers doing business in Japan had agreed to contribute to a voluntary policyholder protection fund that would be used to help offset insurer insolvencies. The total assessment was allocated among the life insurance companies based on relative company size. During the second quarter of 1997, AFLAC Japan recognized a pretax charge of 3.0 billion yen ($24.9 million) for this policyholder protection fund. The after-tax amount was $13.6 million, or $.10 per share for both basic and diluted earnings per share. Without this charge, the expense ratio for 1997 would have decreased from 18.1% to 17.7%.

     The Life Insurance Association of Japan, an industry organization, implemented a policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan has pledged investment securities to the Life Insurance Association of Japan for this program. The Company retains ownership of the securities and receives the related investment income. The amount of securities pledged was based on relative company size. As of December 31, 1997, $40.4 million, at fair value, of AFLAC Japan's investment securities had been pledged to this fund, of which approximately $33.8 million will be used in future years for assessment payments for the 1997 insolvency of Nissan Mutual Life. The policyholder protection fund was depleted by this insolvency, and the Japanese government may require additional contributions in the future.

     The Japanese Ministry of Finance (MOF) and the Life Insurance Association of Japan are discussing a permanent policyholder protection fund system that will cover 90% of the reserves of any failed company. The contributions to this system will also be based on relative company size. This new system is not expected to be established until April 1999.

     The Japanese government increased the consumption tax from 3% to 5% effective April 1, 1997. AFLAC Japan currently incurs consumption tax on most of the commissions paid to its agents. The Company implemented changes in its compensation arrangements with its agents to mitigate a portion of this tax increase. The consumption tax increase had no material affect on 1997 consolidated net earnings.

     In March 1997, the Japanese government ratified new income tax provisions that increase income taxes on investment income received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective beginning in 1998. Management has mitigated some of the tax impact through investment alternatives and by restructuring portions of the existing investment portfolio. Management estimates the net impact of this tax change will decrease 1998 net earnings by $13 million.

     Most of the Company's income tax expense represents Japanese income taxes on AFLAC Japan's operating results calculated at the Japanese corporate tax rate of 45.3%. In December 1997, Japanese government leaders announced proposals to stimulate the Japanese economy. If enacted as presently proposed, the Japanese corporate tax rate would be reduced beginning in 1999. The proposals also include tax-base broadening provisions whereby certain accrued expenses would no longer be deductible for tax purposes until paid. Discussions continue among government leaders, and these corporate tax changes are expected to be finalized in March 1998.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the MOF, similar to the regulation and supervision in the United States as described on pages I-16 and I-17 under "Regulation - U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the MOF. Also, financial and other affairs of AFLAC Japan are subject to examination by the MOF.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:

(In thousands - unaudited)                          1997           1996
                                                 ----------     ----------
Net assets on GAAP basis                        $ 2,540,932    $ 1,697,003
Elimination of deferred policy
  acquisition costs                              (1,940,447)    (2,022,899)
Elimination of unrealized gains and
  other adjustments to carrying value
  of fixed-maturity securities                   (3,350,246)    (2,561,097)
Adjustment to policy liabilities                  1,612,242      2,476,384
Elimination of deferred income taxes              1,634,746      1,006,550
Reduction in premiums receivable                   (114,436)      (124,829)
Other, net                                           17,227         (4,222)
                                                 ----------     ----------
  Net assets on Japanese regulatory
    accounting basis                            $   400,018    $   466,890
                                                 ==========     ==========


     The decline in net assets based on a Japanese regulatory accounting basis is primarily due to the weakening of the yen. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. Management believes the solvency margin of AFLAC Japan is very strong compared with other Japanese insurers.

     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-9 to 13-14 (AFLAC Japan section of MD&A) and pages 13-42 and 13-64 (Notes 2 and 10 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan had 1,895 employees at December 31, 1997. AFLAC Japan considers its employee relations to be excellent.

INSURANCE - U.S.

     The following table sets forth AFLAC U.S. premiums earned by product line for the years ended December 31:

(In thousands)                           1997         1996         1995
                                      ---------    ---------    ---------
Premiums earned:
  Cancer expense                     $  456,100   $  429,006   $  402,789
  Other accident and health             586,267      501,355      441,444
  Life insurance                         19,284       15,445       15,559
                                      ---------    ---------    ---------
     Total AFLAC U.S.
       premiums earned               $1,061,651   $  945,806   $  859,792
                                      =========    =========    =========


     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. health insurance for the years ended December 31.

(In thousands)                            1997        1996         1995
                                       ---------    ---------    ---------
Annualized premiums in force, at
  beginning of year                   $1,041,535   $  937,104   $  860,204
    New issues including policy
      conversions                        389,805      321,207      275,151
    Change in unprocessed policies         6,862       (5,291)      (1,791)
    Lapses                              (282,789)    (232,872)    (207,859)
    Other                                 36,226       21,387       11,399
                                       ---------    ---------    ---------
Annualized premiums in force, at
  end of year                         $1,191,639   $1,041,535   $  937,104
                                       =========    =========    =========

     The slight increase in lapses is primarily due to the changing mix of business.


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

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. AFLAC currently offers a series of four different cancer plans in the United States that vary by benefit amount and type. All four plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests such as mammograms, pap smears, flexible sigmoidoscopy, etc. Two of the plans currently offered contain benefits that reimburse the insured for nursing services, anesthesia, prosthesis, blood, plasma, second surgical opinion, ambulance, transportation, family lodging, extended care facility, bone marrow transplant and hospice. The remaining two plans make these benefits available as an optional schedule of benefits rider. AFLAC also issues several riders, including one that increases the amount of the first occurrence benefit on each rider anniversary date until the covered person reaches age 65 or until internal cancer is diagnosed. AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and AFLAC's claim experience. AFLAC is introducing a new series of three cancer plans in 1998.

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

     AFLAC currently markets five of the Medicare Supplement Standardized Plans, with the majority of sales coming from Plans F and C. The plans are priced on an issue-age basis. Under this method, rates are revised due to changes in the Medicare program and medical inflation. There is no automatic rate increase due to the aging of the insured. Premium rates are determined based on zip code groupings, which are adjusted for increases in costs for each geographic area. The benefits provided range from the basic plan, covering Part A and B coinsurance, to plans with more extensive coverage, including Part A and B deductibles, skilled nursing coinsurance, Part B excess and other benefits. AFLAC U.S. does not market the standardized plans covering prescription drug benefits.

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued by AFLAC include qualified and non-qualified long-term care plans, short-term disability, and a hospital confinement indemnity policy.


LIFE INSURANCE PLANS - U.S.

     AFLAC issues various life insurance policies including whole life, limited pay life, voluntary group term life and term life coverage.

AGENCY FORCE AND MARKETING - U.S.

     AFLAC's sales force comprises independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance. The 1997 monthly average number of U.S. agents actively producing business was 7,376, compared with 6,665 in 1996 and 6,121 in 1995.

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

     AFLAC has concentrated on the development of marketing its policies at the work site. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten in the payroll market, with premiums generally paid by the employee. Additionally, AFLAC supplemental policies are portable in that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of group billings. Group-issued plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Management believes that marketing at the work site enables the agency force to reach a greater number of prospective policyholders than individual solicitation and that this method lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     AFLAC continues to develop marketing arrangements with insurance brokers. Insurance brokers generally have better access to larger payroll groups than independent agents. The core of the Company's distribution network will remain independent agents.

     In 1997, AFLAC's U.S. premiums collected were $1.1 billion, 7.0% of which was collected in Texas, 6.5% in Florida, 6.1% in Georgia, and 5.6% in North Carolina. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.

COMPETITION - U.S.

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of other insurers, some of which have been in business for a longer period of time. In the United States, there are more than 2,000 life and accident and health insurance companies, most of which operate in the states AFLAC conducts business.

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

     For additional information regarding U.S. insurance operations, see
Exhibit 13, page 13-14 to 13-16 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.


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

     AFLAC and its insurance subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of annual reports and financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial, market conduct, and other affairs of insurance companies. In addition, the National Association of Insurance Commissioners (NAIC) is currently working on regulatory initiatives relating to investments, reinsurance, policy reserves, limited benefit insurance policies, revision of the risk-based capital formula and other matters.

     Currently, prescribed or permitted statutory accounting principles
(SAP) may vary between states and between companies. The NAIC is in the process of recodifying SAP to promote standardization throughout the industry. Completion of this project will result in changes to SAP. One change is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. Management estimates AFLAC's deferred tax liability under the present provisions of the project would be approximately $180 million using SAP. The capital and surplus of AFLAC, as determined on a U.S. statutory accounting basis, was $1.8 billion at December 31, 1997.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-64 (Note 10 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     The NAIC risk-based capital formula for U.S. life insurance companies established capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control. AFLAC's NAIC risk-based capital ratio exceeds all regulatory action levels and continues to reflect a very strong statutory capital and surplus position.

     Three states have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Massachusetts, New Jersey and New York. Regulations in Connecticut were changed to allow the sale of specified disease insurance beginning in June 1997. AFLAC is now marketing cancer insurance in Connecticut. The remainder of the states do not impose prohibitions or restrictions that prevent AFLAC from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in these states, directly or through a subsidiary.

     Under insurance guaranty fund laws in most U.S. states, insurance companies doing business in those states can be assessed for policyholder losses up to prescribed limits that are incurred by insolvent companies with similar lines of business. Such assessments have not been material to the Company in the past. The Company believes that future assessments relating to companies in the U.S. currently involved in insolvency proceedings will not materially impact the consolidated financial statements.


EMPLOYEES - U.S.

     In its U.S. insurance operations, the Company had 1,870 employees at December 31, 1997. The Company considers its employee relations to be excellent.


POLICY LIABILITIES - JAPAN AND U.S.

     The reserves for policy liabilities reported in the financial statements have been computed in accordance with generally accepted accounting principles (GAAP). These reserves differ from those reflected in the various regulatory financial statements filed by the Company. Such differences arise from the use of different mortality, morbidity, interest, lapse assumptions and actuarial reserving methods as required by the laws of the various states and Japan.


OTHER OPERATIONS

     The Company's other operations had 267 employees at December 31, 1997. On March 12, 1997, the Company sold its Canadian insurance subsidiary at a nominal gain. Other operations include an insurance operation in Taiwan. Additional expense charges were recognized in 1997 and 1996 for estimated termination costs and fair value adjustments related to these operations.

     For additional information regarding other operations, see Exhibit 13, page 13-16 (Other Operations section of MD&A), which is incorporated herein by reference.


FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. The Company desires to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this

Form 10-K, and in any other statements made by officers of the Company in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (the SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

     The Company cautions that the following factors, in addition to other factors mentioned from time to time in the Company's reports filed with the SEC, could cause the Company's actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, Japanese Ministry of Finance approval of profit repatriations to the United States, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with the Company's investment activities, significant changes in interest rates and fluctuations in foreign currency exchange rates.


ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters of the Parent Company and AFLAC, along with a six-story parking garage. These structures are located on approximately 14 acres of land in Columbus, Georgia. In 1997, the Company began construction of a new five-story administrative office building located on the same property. The building is expected to be completed in the fall of 1998 at an estimated cost of $15 million. The Company also owns two additional buildings located on the same property. AFLAC also owns administrative office buildings located nearby. AFLAC New York occupies leased office space in Albany, New York.

     In Tokyo, Japan, AFLAC owns an 11-story administrative office building, which was completed in April 1994. AFLAC also leases office space in Tokyo along with regional sales offices located throughout the country, and owns a training facility in Tokyo.

     In conjunction with the sale of the broadcast business in 1996 and 1997, the Company sold the land, buildings, transmission towers and other broadcast equipment in the cities where its television stations were located.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1997.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

        NAME                   PRINCIPAL OCCUPATION (*)               AGE
-------------------       -------------------------------------       ---
Paul S. Amos              Chairman, AFLAC Incorporated and             71
                            American Family Life Assurance
                            Company of Columbus (AFLAC)


Daniel P. Amos            Chief Executive Officer of AFLAC             46
                            Incorporated and AFLAC; President,
                            AFLAC Incorporated and AFLAC;
                            Director, CIT Group Inc.,
                            Livingston, NJ; Director, Georgia
                            Power Company, Atlanta, GA


William J. Bugg, Jr.      Senior Vice President, Corporate             58
                            Actuary of AFLAC


Monthon Chuaychoo         Vice President, Financial Services, of       54
                            AFLAC Incorporated and AFLAC since
                            September 1993; Second Vice President,
                            Assistant Controller of AFLAC
                            Incorporated and AFLAC to
                            September 1993


Kriss Cloninger III       Executive Vice President, Chief              50
                            Financial Officer of AFLAC
                            Incorporated and AFLAC, and
                            Treasurer of AFLAC Incorporated


Martin A. Durant, III     Senior Vice President, Corporate             49
                            Services, of AFLAC Incorporated
                            and AFLAC since August 1993; Vice
                            President and Controller of AFLAC
                            Incorporated and AFLAC to August 1993


Norman P. Foster          Executive Vice President, Corporate          63
                            Finance, of AFLAC Incorporated
                            and AFLAC


Kenneth S. Janke Jr.      Senior Vice President, Investor              39
                            Relations, of AFLAC Incorporated
                            since August 1993; Vice President,
                            Investor Relations, of AFLAC
                            Incorporated until August 1993

Akitoshi Kan              Executive Vice President of AFLAC since      50
                            1998 and Deputy Chief Financial Officer
                            of AFLAC, Senior Vice President, AFLAC
                            Japan, Accounting, Information Systems,
                            ABC and Legal affairs since January 1997;
                            Senior Vice President, AFLAC Japan,
                            Accounting, Corporate Planning, Audit,
                            and Legal Affairs until January 1997;
                            Vice President, AFLAC Japan Accounting
                            Department until 1995


Nobuo Kawamura            Senior Vice President, AFLAC Japan,          53
                            Underwriting, Policy Maintenance,
                            Premium Accounting, Customer Service,
                            Administration Support


Joseph P. Kuechenmeister  Senior Vice President, Director              56
                            of Marketing of AFLAC


Joey M. Loudermilk        Senior Vice President, General Counsel       44
                            and Corporate Secretary of AFLAC
                            Incorporated and AFLAC, and Director,
                            Legal and Governmental Relations of
                            AFLAC


Hidefumi Matsui           President, AFLAC Japan, since January        53
                            1995, Executive Vice President of AFLAC
                            Japan until 1995


Shoichi Matsumoto         Executive Vice President, Director           52
                            of Marketing, AFLAC Japan, since 1998;
                            Senior Vice President, Director of
                            Marketing, AFLAC Japan, until January
                            1998; Senior Vice President, AFLAC
                            Japan, until July 1997; Vice President,
                            Assistant Director of Marketing, AFLAC
                            Japan, until January 1996


Minoru Nakai              President of AFLAC International, Inc.       56


Yoshiki Otake             Chairman, AFLAC Japan, since January         58
                            1995; President, AFLAC Japan, until
                            December 1994; Vice Chairman, AFLAC
                            International, Inc.

E. Stephen Purdom         Executive Vice President,                    50
                            AFLAC, since October 1994; Medical
                            Director, Columbus Clinic, Columbus, GA, until September 1994; Senior Vice
                            President and Medical Director, AFLAC,
                            until October 1994; Director,
                            Trust Company Bank, Columbus, GA


Joseph W. Smith, Jr.      Senior Vice President, Chief Investment      44
                            Officer of AFLAC


Gary L. Stegman           Senior Vice President, Assistant Chief       48
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

                                PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1997 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13.
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               ----------   --------------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;  1; 54 (Note 10);
          EQUITY AND RELATED SHAREHOLDER         13-64        and 57-58
          MATTERS                               (Note 10)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       26 - 27


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          28 - 38
          ANALYSIS OF FINANCIAL CONDITION       13-28
          AND RESULTS OF OPERATIONS


ITEM 7A.  QUANTITATIVE AND QUALITATIVE         13-6 to          28, 33-34
          DISCLOSURES ABOUT MARKET RISK         13-8, 13-17
                                                to 13-20


ITEM 8.   FINANCIAL STATEMENTS AND             13-29 to         39 - 56
          SUPPLEMENTARY DATA                    13-71


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None            None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 13, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                      Refer to the Information  Refer to
                                      Contained in the Proxy    Printed
                                      Statement under Captions    Proxy
                                       (filed electronically)   Statement
                                                                  Pages
                                      ------------------------  ---------

ITEM 10.  DIRECTORS AND EXECUTIVE     Security Ownership of       3 - 7
          OFFICERS OF THE COMPANY     Management.  1. Election
             Directors                of Directors
             Executive Officers -
               see Part I, Item 4A
               herein


ITEM 11.  EXECUTIVE COMPENSATION      Board and Committee         8 - 20
                                      Meetings and Directors
                                      Compensation; Summary
                                      Compensation Table; De-
                                      fined Benefit Pension
                                      Plan; Retirement Plans
                                      for Key Executives;
                                      Employment Contracts and
                                      Termination of Employ-
                                      ment Arrangements


ITEM 12.  SECURITY OWNERSHIP OF       Voting Securities and       2 - 7
          CERTAIN BENEFICIAL          Principal Holders
          OWNERS AND                  Thereof. Security Owner-
          MANAGEMENT                  ship of Management.
                                      1. Election of Directors


ITEM 13.  CERTAIN RELATIONSHIPS       Certain Transactions           20
          AND RELATED                 and Relationships
          TRANSACTIONS













                                  III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                   Page(s)
                                                              -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for            13-29
              each of the years in the three-year
              period ended December 31, 1997
             Consolidated Balance Sheets, at                     13-30 -
              December 31, 1997 and 1996                          13-31
             Consolidated Statements of Shareholders'            13-32
              Equity, for each of the years in the
              three-year period ended December 31,
              1997
             Consolidated Statements of Cash Flows,              13-33 -
              for each of the years in the three-year             13-34
              period ended December 31, 1997
             Consolidated Statements of Comprehensive            13-35
              Income, for each of the years in the
              three-year period ended December 31, 1997
             Notes to the Consolidated Financial                 13-36 to
              Statements                                          13-68
             Report of Independent Auditors                      13-70

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules      IV-5
           Schedule I   -  Summary of Investments - Other         IV-6
                            Than Investments in Related
                            Parties, at December 31, 1997
           Schedule II  -  Condensed Financial Information of    IV-7 -
                            Registrant, at December 31, 1997      IV-12
                            and 1996 and for each of the
                            years in the three-year period
                            ended December 31, 1997
           Schedule IV  -  Reinsurance, for each of the           IV-13
                            years in the three-year period
                            ended December 31, 1997



     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number 1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989
                  Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006,
                  Exhibit 10.3.1.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.9*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.10* - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.11*  - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997.
        10.12* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1997.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-41552 with respect
                  to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.

        27.0**  - Financial Data Schedule for December 31, 1997.
        27.1** - Restated Financial Data Schedule for September 30, 1997. 27.2** - Restated Financial Data Schedule for June 30, 1997. 27.3** - Restated Financial Data Schedule for March 31, 1997. 27.4** - Restated Financial Data Schedule for December 31, 1996. 27.5** - Restated Financial Data Schedule for September 30, 1996. 27.6** - Restated Financial Data Schedule for June 30, 1996. 27.7** - Restated Financial Data Schedule for March 31, 1996. 27.8** - Restated Financial Data Schedule for December 31, 1995.
* Management contract or compensatory plan or agreement.
**All Financial Data Schedules are submitted in the electronic filing only.

(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

(c)  EXHIBITS FILED WITH CURRENT FORM 10-K

      10.11*  - AFLAC Incorporated Deferred Compensation Agreement with
                Paul S. Amos, dated July 15, 1997.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1997.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-41552 with respect
                to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
      27.0**  - Financial Data Schedule for December 31, 1997.
      27.1** - Restated Financial Data Schedule for September 30, 1997. 27.2** - Restated Financial Data Schedule for June 30, 1997.
      27.3**  - Restated Financial Data Schedule for March 31, 1997.
      27.4** - Restated Financial Data Schedule for December 31, 1996. 27.5** - Restated Financial Data Schedule for September 30, 1996. 27.6** - Restated Financial Data Schedule for June 30, 1996.
      27.7**  - Restated Financial Data Schedule for March 31, 1996.
      27.8**  - Restated Financial Data Schedule for December 31, 1995.
* Management contract or compensatory plan or agreement.
**All Financial Data Schedules are submitted in the electronic filing only.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:


Under date of January 29, 1998, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG PEAT MARWICK LLP




Atlanta, Georgia
January 29, 1998

                                 SCHEDULE I
                      AFLAC INCORPORATED AND SUBSIDIARIES

     Summary of Investments - Other than Investments in Related Parties
                             December 31, 1997


(In thousands)                                                   Amount in
                                                     Fair         Balance
      Type of Investment               Cost          Value         Sheet
    -----------------------         -----------   -----------   ----------
Securities available for sale:
 Fixed maturities:
  Bonds:
   United States Government and
     government agencies and
     authorities                    $   667,367   $   697,682   $   697,682
   States, municipalities and
     political subdivisions              13,379        14,243        14,243
   Foreign governments                6,829,390     8,643,694     8,643,694
   Public utilities                   2,734,130     3,216,183     3,216,183
   Convertibles                          22,100        24,610        24,610
   All other corporate bonds          8,854,762     9,841,406     9,841,406
                                     ----------    ----------    ----------
       Total fixed maturities
         available for sale          19,121,128    22,437,818    22,437,818
                                     ----------    ----------    ----------
 Equity securities:
  Common stocks:
   Public utilities                         513           649           649
   Banks, trusts and insurance
     companies                            3,821        14,421        14,421
   Industrial, miscellaneous
     and all other                       75,936       131,256       131,256
                                     ----------    ----------    ----------
       Total equity securities           80,270       146,326       146,326
                                     ----------    ----------    ----------
       Total securities
         available for sale          19,201,398   $22,584,144    22,584,144
                                                   ==========
Mortgage loans on real estate            14,137                      14,137
Policy loans                              1,288                       1,288
Other long-term investments               1,322                       1,322
Short-term investments                   43,344                      43,344
Cash and cash equivalents               235,675                     235,675
                                     ----------                  ----------
      Total investments             $19,497,164                 $22,879,910
                                     ==========                  ==========

See the accompanying Auditors' Report.

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          Condensed Balance Sheets
                      AFLAC Incorporated (Parent Only)
                               (In thousands)
                                                     December 31,
                                                 1997            1996
                                              ----------      ----------
ASSETS:
Investments and cash:
  Investments in subsidiaries*               $ 4,204,586     $ 2,677,304
  Mortgage loans and other (Note B)               11,215           2,368
  Cash and cash equivalents                        8,799          22,154
                                              ----------      ----------
      Total investments and cash               4,224,600       2,701,826
Due from subsidiaries*                             7,235           3,947
Other receivables                                  3,108           2,523
Property and equipment, net                        7,731           8,428
Other assets                                       3,250           3,288
                                              ----------      ----------
      Total assets                           $ 4,245,924     $ 2,720,012
                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Due to subsidiaries*                       $         5     $       869
  Notes payable (note A)                         505,023         327,408
  Employee and beneficiary benefit plans         207,362         183,807
  Income taxes, primarily deferred                58,309          45,948
  Other liabilities                               44,753          36,411
                                              ----------      ----------
      Total liabilities                          815,452         594,443
                                              ----------      ----------
Shareholders' equity:
  Common stock of $.10 par value:
    Authorized 400,000 shares; issued
    158,190 shares in 1997 and 157,239
    shares in 1996                                15,819          15,724
  Additional paid-in capital                     227,292         208,994
  Retained earnings (note D)                   2,442,309       1,917,794
  Accumulated other comprehensive income:
    Unrealized foreign currency
      translation gains                          274,074         229,782
    Unrealized gains on securities
      available for sale                       1,284,717         280,154
                                              ----------      ----------
       Total accumulated other
         comprehensive income                  1,558,791         509,936
  Treasury stock, at average cost               (812,672)       (526,425)
  Notes receivable for stock purchases            (1,067)           (454)
                                              ----------      ----------
    Total shareholders' equity                 3,430,472       2,125,569
                                              ----------      ----------
    Total liabilities and
      shareholders' equity                   $ 4,245,924     $ 2,720,012
                                              ==========      ==========
*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                (In thousands)

                                           Years ended December 31,
                                         1997         1996         1995
                                      ----------   ----------   ----------
Revenues:
  Dividends from subsidiaries*        $  118,125   $  137,692   $   82,343
  Management and service fees
    from subsidiaries*                    31,741       30,470       30,509
  Other income from subsidiaries,
    principally rental and interest*           5            6          196
  Other income                             3,408        4,041        1,069
                                       ---------    ---------    ---------
      Total revenues                     153,279      172,209      114,117
                                       ---------    ---------    ---------
Operating expenses:
  Interest expense - subsidiaries*             5           16           30
  Interest expense - others               10,456       10,512        8,419
  Other operating expenses                82,894       84,055       70,921
                                       ---------    ---------    ---------
      Total operating expenses            93,355       94,583       79,370
                                       ---------    ---------    ---------
  Earnings before income taxes and
    equity in undistributed earnings
    of subsidiaries                       59,924       77,626       34,747

Income tax expense (note C):
  Current                                    720            -            -
  Deferred                                13,706       12,410        8,583
                                       ---------    ---------    ---------
      Total income taxes                  14,426       12,410        8,583
                                       ---------    ---------    ---------
  Earnings before equity in
    undistributed earnings of
    subsidiaries                          45,498       65,216       26,164

Equity in undistributed earnings
  of subsidiaries                        539,525      329,147      322,893
                                       ---------    ---------    ---------
     Net earnings                     $  585,023   $  394,363   $  349,057
                                       =========    =========    =========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      Condensed Statements of Cash Flows
                       AFLAC Incorporated (Parent Only)
                                             Years ended December 31,
(In thousands)                             1997        1996        1995
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net earnings                          $  585,023  $  394,363  $  349,057
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Equity in undistributed
        earnings of subsidiaries          (539,525)   (329,147)   (322,893)
      Deferred income taxes                 13,706      12,410       8,583
      Increase in employee and
        beneficiary benefit plans           23,555      36,488      30,174
      Other, net                            29,325      14,775      16,585
                                         ---------   ---------   ---------
        Net cash provided by
          operating activities             112,084     128,889      81,506
                                         ---------   ---------   ---------
Cash flows from investing activities:
  Cost of other investments
    disposed of                                373         395         515
  Purchase of mortgage loans
    from subsidiary                        (10,044)          -           -
                                         ---------   ---------   ---------
         Net cash provided (used)
          by investing activities           (9,671)        395         515
                                         ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings                 409,489     135,914     198,250
  Assumption of debt from affiliate              -      15,389           -
  Principal payments under debt
    obligations                           (191,398)    (57,671)    (11,507)
  Dividends paid to shareholders           (60,508)    (54,174)    (48,939)
  Net change in amount due
    to/from subsidiaries                    (4,152)       (405)      6,186
  Purchases of treasury stock             (314,252)   (204,169)   (224,204)
  Treasury stock reissued                   39,813      34,549       9,693
  Proceeds from exercise of
    stock options                            5,240       6,549       3,235
  Other, net                                     -         (83)          -
                                         ---------   ---------   ---------
       Net cash used by
         financing activities             (115,768)   (124,101)    (67,286)
                                         ---------   ---------   ---------
       Net change in cash and
         cash equivalents                  (13,355)      5,183      14,735
Cash and cash equivalents
  at beginning of year                      22,154      16,971       2,236
                                         ---------   ---------   ---------
Cash and cash equivalents
  at end of year                        $    8,799  $   22,154  $   16,971
                                         =========   =========   =========
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Condensed Statements of Comprehensive Income
                        AFLAC Incorporated (Parent Only)
                                (In thousands)

                                             Years ended December 31,
                                            1997        1996        1995
                                         ----------  ----------  ----------
Net earnings                            $   585,023 $   394,363 $   349,057
                                         ----------  ----------  ----------
Other comprehensive income,
 before income taxes:
  Foreign currency translation
   adjustments:
    Change in unrealized foreign
     currency translation gains
     during year - Parent only               44,227      38,119      28,728
    Equity in change in unrealized
     foreign currency translation
     gains (losses) during year
     of subsidiaries                           (445)    (21,656)      9,850
    Reclassification adjustment for
     realized currency (gains) losses
     on sale of subsidiary included
     in net earnings - Parent only              509           -      (1,527)
  Equity in unrealized gains (losses)
   on securities available for sale
   of subsidiaries:
    Unrealized holding gains (losses)
     arising during year                  1,693,389    (314,050)    214,274
    Reclassification adjustment for
     realized (gains) losses included
     in net earnings                          4,158      (4,788)         (1)
                                         ----------  ----------  ----------
      Total other comprehensive
       income, before income taxes        1,741,838    (302,375)    251,324
  Income tax expense (benefit) related
   to items of other comprehensive
   income                                   692,983    (116,205)    (41,847)
                                         ----------  ----------  ----------
    Other comprehensive income, net
     of income taxes                      1,048,855    (186,170)    293,171
                                         ----------  ----------  ----------
      Total comprehensive income        $ 1,633,878 $   208,193 $   642,228
                                         ==========  ==========  ==========

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

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

(A)  NOTES PAYABLE

     A summary of notes payable serviced by the Parent Company at December 31, 1997 and 1996 follows:

(In thousands)                                          1997         1996
                                                     ----------   ----------
Unsecured, yen-denominated notes payable to banks:
  2.29% (2.74% in 1996) reducing, revolving credit
    agreement, due annually through July 2001.....   $ 348,962    $ 284,238
  1.24% revolving credit agreement, due
    October 2002..................................     149,116            -
  Variable interest rate, paid in full............           -       17,453
  Short-term line of credit.......................           -        9,850
9.60% to 10.72% unsecured notes payable to bank,
  due semiannually, through September 1998........       6,945       15,389
Other.............................................           -          478
                                                      --------     --------
    Total notes payable...........................   $ 505,023    $ 327,408
                                                      ========     ========


     The aggregate maturities of the notes payable for each of the five years after December 31, 1997, are as follows:

     (In thousands)

         1998............................................  $ 30,907
         1999............................................    75,000
         2000............................................   125,000
         2001............................................   125,000
         2002............................................   149,116


     For further information regarding notes payable, see Exhibit 13, page 13-57 (Note 7 of the Notes to the Consolidated Financial Statements).

(B)  MORTGAGE LOANS

     During 1997, the Parent Company purchased the entire mortgage loan portfolio of AFLAC U.S., at book value ($10.0 million).


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

     For further information on income taxes, see Exhibit 13, page 13-58,
Note 8 of the Notes to the Consolidated Financial Statements.


(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, page 13-64 (Note 10, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.


(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In thousands)                          1997       1996       1995
                                           --------   --------   --------
     Cash payments during the year for:
       Interest on debt obligations        $  9,698   $  9,805   $  7,807
       Income taxes                             720          -        406


(F)  ACCOUNTING CHANGES

     For information concerning new accounting standards adopted in 1997, 1996, and 1995, see page 13-40 of Exhibit 13, Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                        SCHEDULE IV
                                            AFLAC INCORPORATED AND SUBSIDIARIES

                                                        Reinsurance
                                       Years Ended December 31, 1997, 1996 and 1995
                                                       (In thousands)
                                                                                                       Percentage
                                                     Ceded to       Assumed from                        of amount
                                     Gross            other            other                             assumed
                                     Amount         companies        companies        Net amount         to net
                                 -------------    -------------    -------------    ------------      ------------
Year ended December 31, 1997:
   Life insurance in force      $   19,819,547   $      509,847   $            -   $   19,309,700                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    5,511,810   $          649   $            -   $    5,511,161                -
      Life insurance                   363,621            1,121                -          362,500                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    5,875,431   $        1,770   $            -   $    5,873,661                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1996:
   Life insurance in force      $   16,329,749   $      416,295   $            -   $   15,913,454                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    5,704,213   $          657   $            -   $    5,703,556                -
      Life insurance                   207,232              752                -          206,480                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    5,911,445   $        1,409   $            -   $    5,910,036                -
                                 =============    =============    =============    =============     ============
Year ended December 31, 1995:
   Life insurance in force      $    3,461,944   $      230,238   $            -   $    3,231,706                -
                                 =============    =============    =============    =============     ============
   Premiums:
      Health insurance          $    6,053,137   $          304   $            -   $    6,052,833                -
      Life insurance                    18,371              374                -           17,997                -
                                 -------------    -------------    -------------    -------------     ------------
         Total premiums         $    6,071,508   $          678   $            -   $    6,070,830                -
                                 =============    =============    =============    =============     ============

See the accompanying Auditors' Report.





                                                              IV-13

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AFLAC Incorporated


Date   MARCH 26, 1998                 By    /s/ PAUL S. AMOS
      -----------------------            ---------------------------------
                                               (Paul S. Amos)
                                         Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 26, 1998
------------------------     President and Vice           ----------------
   (Daniel P. Amos)          Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 26, 1998
------------------------     Chief Financial Officer      ----------------
   (Kriss Cloninger, III)    and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 26, 1998
------------------------     Corporate Finance            ----------------
   (Norman P. Foster)

  /s/  J. SHELBY AMOS, II            Director            MARCH 26, 1998
-----------------------------                            ----------------
      (J. Shelby Amos, II)




------------------------------        Director            ----------------
      (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 26, 1998
------------------------------                            ----------------
      (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.            Director            MARCH 26, 1998
------------------------------                            ----------------
      (George W. Ford, Jr.)




  /s/  JOE FRANK HARRIS               Director            MARCH 26, 1998
------------------------------                            ----------------
      (Joe Frank Harris)




------------------------------       Director             ----------------
      (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 26, 1998
------------------------------                            ----------------
      (Kenneth S. Janke, Sr.)




  /s/  CHARLES B. KNAPP               Director            MARCH 26, 1998
------------------------------                            ----------------
      (Charles B. Knapp)

  /s/  HISAO KOBAYASHI                Director            MARCH 26, 1998
------------------------------                            ----------------
      (Hisao Kobayashi)




------------------------------        Director            ----------------
      (Yoshiki Otake)




  /s/  E. STEPHEN PURDOM              Director            MARCH 26, 1998
-------------------------------                           ----------------
      (E. Stephen Purdom)



  /s/  BARBARA K. RIMER               Director            MARCH 26, 1998
-------------------------------                           ----------------
      (Barbara K. Rimer)



  /s/  HENRY C. SCHWOB                Director            MARCH 26, 1998
------------------------------                            ----------------
      (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 26, 1998
------------------------------                            ----------------
      (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 26, 1998
------------------------------                            ----------------
      (Glenn Vaughn, Jr.)

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number 1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - American Family Corporation Supplemental Executive
                  Retirement Plan - incorporated by reference from 1989
                  Form 10-K, Commission file number 1-7434, Exhibit 10.9. 10.3.1* - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective September 1, 1993 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006,
                  Exhibit 10.3.1.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - AFLAC Incorporated Management Incentive Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession
                  No. 0000004977-94-000003, Exhibit B.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.9*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.10* - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.11*  - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997.
        10.12* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1997.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 33-41552 with respect
                  to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
                - Consent of independent auditor, KPMG Peat Marwick LLP, to
                  Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.

        27.0**  - Financial Data Schedule for December 31, 1997.
        27.1** - Restated Financial Data Schedule for September 30, 1997. 27.2** - Restated Financial Data Schedule for June 30, 1997. 27.3** - Restated Financial Data Schedule for March 31, 1997. 27.4** - Restated Financial Data Schedule for December 31, 1996. 27.5** - Restated Financial Data Schedule for September 30, 1996. 27.6** - Restated Financial Data Schedule for June 30, 1996. 27.7** - Restated Financial Data Schedule for March 31, 1996. 27.8** - Restated Financial Data Schedule for December 31, 1995.

* Management contract or compensatory plan or agreement.
**All Financial Data Schedules are submitted in the electronic filing only.


EXHIBITS FILED WITH CURRENT FORM 10-K

      10.11*  - AFLAC Incorporated Deferred Compensation Agreement with
                Paul S. Amos, dated July 15, 1997.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1997.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG Peat Marwick LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 33-41552 with respect
                to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-3 Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan.
              - Consent of independent auditor, KPMG Peat Marwick LLP, to
                Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
      27.0**  - Financial Data Schedule for December 31, 1997.
      27.1** - Restated Financial Data Schedule for September 30, 1997. 27.2** - Restated Financial Data Schedule for June 30, 1997.
      27.3** - Restated Financial Data Schedule for March 31, 1997. 27.4** - Restated Financial Data Schedule for December 31, 1996. 27.5** - Restated Financial Data Schedule for September 30, 1996. 27.6** - Restated Financial Data Schedule for June 30, 1996.
      27.7** - Restated Financial Data Schedule for March 31, 1996. 27.8** - Restated Financial Data Schedule for December 31, 1995.

* Management contract or compensatory plan or agreement.
**All Financial Data Schedules are submitted in the electronic filing only.