Form 10-Q
period 1998-03-31
AFLAC INC
filed 1998-05-12
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended March 31, 1998
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            May 6, 1998
----------------------------                            ------------------
Common Stock, $.10 Par Value                            267,696,238 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997...................       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 1998 and 1997..............       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1998 and 1997..............       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997..............       5

       Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 1998 and 1997..............       7

       Notes to Consolidated Financial Statements................       8

       Review by Independent Certified Public
         Accountants.............................................      13

       Independent Auditors' Report..............................      14

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      15

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      30


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      33

     Item 4.  Submission of Matters to a Vote
       of Security Holders.......................................      33

     Item 6.  Exhibits and Reports on Form 8-K...................      34



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                                  March 31,    December 31,
                                                    1998           1997
                                                 (Unaudited)
                                               -------------  -------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $19,351,066 in 1998 and
      $19,121,128 in 1997)                     $ 22,597,866   $ 22,437,818
    Equity securities (cost, $85,091 in
      1998 and $80,270 in 1997)                     166,954        146,326
  Mortgage loans and other                           15,240         16,747
  Short-term investments                             45,322         43,344
  Cash and cash equivalents                         145,395        235,675
                                               ------------   ------------
    Total investments and cash                   22,970,777     22,879,910
 Receivables, primarily premiums                    214,142        215,653
 Accrued investment income                          236,104        264,956
 Deferred policy acquisition costs                2,603,945      2,581,828
 Property and equipment, net                        380,755        386,049
 Securities held as collateral for
   loaned securities                              1,027,868      3,034,241
 Other                                               94,637         91,368
                                               ------------   ------------
    Total assets                               $ 27,528,228   $ 29,454,005
                                               ============   ============

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)

                                                  March 31,    December 31,
                                                    1998           1997
                                                 (Unaudited)
                                                ------------  -------------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                    $ 18,655,339   $ 18,398,830
      Unpaid policy claims                         1,051,577      1,010,519
      Unearned premiums                              277,768        276,673
      Other policyholders' funds                     199,036        199,046
                                                ------------   ------------
        Total policy liabilities                  20,183,720     19,885,068
    Notes payable                                    511,186        523,209
    Income taxes                                   1,694,185      1,827,337
    Payables for return of collateral on
      loaned securities                            1,027,868      3,034,241
    Payables for security transactions                 9,519        215,654
    Other                                            648,053        538,024
                                                ------------   ------------
      Total liabilities                           24,074,531     26,023,533
                                                ------------   ------------
  Shareholders' equity:
    Common stock of $.10 par value.  Authorized
      400,000 shares; issued 317,097 shares in
      1998 and 316,380 shares in 1997                 15,855         15,819
    Additional paid-in capital                       232,366        227,292
    Retained earnings                              2,587,529      2,442,309
    Accumulated other comprehensive income:
      Unrealized foreign currency
        translation gains                            230,139        274,074
      Unrealized gains on securities
        available for sale                         1,201,618      1,284,717
                                                ------------   ------------
        Total accumulated other
          comprehensive income                     1,431,757      1,558,791
    Treasury stock, at average cost                 (812,329)      (812,672)
    Notes receivable for stock purchases              (1,481)        (1,067)
                                                ------------   ------------
      Total shareholders' equity                   3,453,697      3,430,472
                                                ------------   ------------
      Total liabilities and
        shareholders' equity                    $ 27,528,228   $ 29,454,005
                                                ============   ============
      Shareholders' equity per share            $      12.92   $      12.88
                                                ============   ============

See the accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect a two-for-one stock split declared on May 4, 1998.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings

(In thousands, except for                    Three Months Ended March 31,
 per-share amounts - Unaudited)           ----------------------------------
                                                1998               1997
Revenues:                                   -----------        -----------
  Premiums, principally supplemental
   health insurance                         $ 1,472,399        $ 1,436,087
  Net investment income                         278,563            251,629
  Realized investment gains (losses)                183               (443)
  Other income                                    5,881             20,270
                                             ----------         ----------
        Total revenues                        1,757,026          1,707,543
                                             ----------         ----------
Benefits and expenses:
  Benefits and claims                         1,213,924          1,187,069
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                           47,464             41,662
    Insurance commissions                       192,037            188,803
    Insurance expenses                          117,589            105,550
    Provision for mandated policyholder
      protection fund                           111,279                  -
    Interest expense                              3,273              3,334
    Other operating expenses                     17,936             32,006
                                             ----------         ----------
        Total acquisition and
        operating expenses                      489,578            371,355
                                             ----------         ----------
        Total benefits and expenses           1,703,502          1,558,424
                                             ----------         ----------
        Earnings before income taxes             53,524            149,119

Income taxes:
  Operations                                     14,242             58,962
  Deferred tax benefit from Japan
    tax rate reduction                         (121,120)                 -
                                             ----------         ----------
        Total income taxes                     (106,878)            58,962
                                             ----------         ----------
        Net earnings                        $   160,402        $    90,157
                                             ==========         ==========
Net earnings per share:
  Basic                                     $       .60        $       .33
  Diluted                                           .58                .32
                                             ==========         ==========
Shares used in computing
 earnings per share:
  Basic                                         266,831            274,255
  Diluted                                       276,294            283,632
                                             ==========         ==========
Cash dividends per share                    $      .058        $       .05
                                             ==========         ==========

See the accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect a two-for-one stock split declared on May 4, 1998.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                      Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                 ----------      ----------
Common Stock:
  Balance at beginning of year                  $    15,819     $    15,724
  Exercise of stock options                              36              11
                                                 ----------      ----------
  Balance at end of period                           15,855          15,735
                                                 ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                      227,292         208,994
  Exercise of stock options                           2,668             969
  Gain on treasury stock reissued                     2,406           2,620
                                                 ----------      ----------
  Balance at end of period                          232,366         212,583
                                                 ----------      ----------
Retained earnings:
  Balance at beginning of year                    2,442,309       1,917,794
  Net earnings                                      160,402          90,157
  Cash dividends ($.058 per share
   in 1998 and $.05 in 1997)                        (15,182)        (13,700)
                                                 ----------      ----------
  Balance at end of period                        2,587,529       1,994,251
                                                 ----------      ----------

Accumulated other comprehensive income:
  Balance at beginning of year                    1,558,791         509,936
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                      (43,935)         10,966
  Unrealized gains (losses) on securities
   available for sale during period, net
   of income taxes and reclassification
   adjustments                                      (83,099)        144,131
                                                 ----------      ----------
   Balance at end of period                       1,431,757         665,033
                                                 ----------      ----------
Treasury stock:
  Balance at beginning of year                     (812,672)       (526,425)
  Purchases of treasury stock                        (7,497)        (70,109)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                                  7,840           6,679
                                                 ----------      ----------
  Balance at end of period                         (812,329)       (589,855)
                                                 ----------      ----------
Notes receivable for stock purchases                 (1,481)           (691)
                                                 ----------      ----------
  Total shareholders' equity                    $ 3,453,697     $ 2,297,056
                                                 ==========      ==========

See the accompanying Notes to Consolidated Financial Statements.
Per-share amounts have been adjusted to reflect a two-for-one stock split declared on May 4, 1998.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $   160,402      $    90,157
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                 569,820          589,071
    Deferred income taxes                         (160,896)          13,508
    Change in income taxes payable                 (46,734)         (53,658)
    Increase in deferred policy
     acquisition costs                             (52,528)         (66,166)
    Change in receivables and
     advance premiums                                5,450            3,635
    Provision for mandated policyholder
     protection fund                               111,279                -
    Other, net                                      33,945           38,513
                                                ----------       ----------
      Net cash provided by operating
       activities                                  620,738          615,060
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold                 302,145        1,033,228
    Fixed-maturity securities matured              161,926           79,347
    Equity securities                               10,154           17,841
    Mortgage loans and other investments, net        1,463              822
    Short-term investments, net                          -              470
  Costs of investments acquired:
    Fixed-maturity securities                   (1,147,456)      (1,103,036)
    Equity securities                              (16,660)         (18,313)
    Short-term investments, net                     (2,049)               -
  Additions to property and equipment, net          (6,262)            (797)
                                                ----------       ----------
     Net cash provided/(used) by
       investing activities                    $  (696,739)     $     9,562
                                                ----------       ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $         -      $   169,689
  Principal payments under debt
   obligations                                      (4,728)          (4,986)
  Dividends paid to shareholders                   (15,182)         (13,700)
  Purchases of treasury stock                       (7,497)         (70,109)
  Treasury stock reissued                           10,246            9,299
  Other, net                                         2,705              980
                                                ----------       ----------
    Net cash provided/(used) by
      financing activities                         (14,456)          91,173
                                                ----------       ----------
Effect of exchange rate changes on cash
  and cash equivalents                                 177           (5,438)
                                                ----------       ----------
    Net change in cash and cash equivalents        (90,280)         710,357

Cash and cash equivalents, beginning of year       235,675          209,095
                                                ----------       ----------
Cash and cash equivalents, end of period       $   145,395      $   919,452
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     2,826      $     2,753
      Income taxes                                 102,875           98,778


See the accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Income
                          (In thousands - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Net earnings                                   $   160,402      $    90,157
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains during the period            6,736           10,457
    Reclassification adjustment for realized
      currency loss on sale of subsidiary
      included in net earnings                           -              509
  Unrealized gains (losses) on securities
   available for sale:
    Unrealized holding gains (losses)
      arising during the period                    (48,321)         331,271
    Reclassification adjustment for realized
      losses included in net earnings                   24              444
                                                 ----------      ----------
        Total other comprehensive income,
         before income taxes                       (41,561)         342,681

Income tax expense related to items
 of other comprehensive income                      85,473          187,584
                                                ----------       ----------
        Other comprehensive income,
         net of income taxes                      (127,034)         155,097
                                                ----------       ----------
        Total comprehensive income             $    33,368      $   245,254
                                                ==========       ==========

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of March 31, 1998, and the results of operations and statements of cash flows, shareholders' equity and comprehensive income for the three months ended March 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     The financial statements should be read in conjunction with the financial statements included in the Company's annual report to shareholders for the year ended December 31, 1997.

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split is payable to shareholders of record as of May 22, 1998 and the additional shares will be issued on June 8, 1998. All share and per-share amounts in the accompanying financial statements have been restated for this split.


2.  Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 established criteria for determining whether transfers of financial assets are sales or secured borrowings and must be applied to all applicable transactions that occurred after December 31, 1996. SFAS No. 127 amended the effective date for those transactions concerning secured obligations and collateral, which must now be applied prospectively to all applicable transactions that occurred after December 31, 1997. Earlier or retroactive application was not permitted. Beginning in 1998, as required by these standards, the Company no longer recognizes securities held as collateral as an asset, nor the related liability for the return of such collateral for loan agreements entered into after December 31, 1997. The adoption of SFAS No. 125 and No. 127 had no material affect on the Company's net earnings or shareholders' equity.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. SFAS No. 131 is effective for financial statements issued for annual periods beginning in 1998 and for interim periods beginning in 1999. The Company's current definition of its business segments will not change.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of these plans. This statement is effective for 1998 and the new disclosures will be included in the year-end financial statements.

     The Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3 in December 1997. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance related assessments. It also provides guidance on how to measure the liability. This SOP is effective for 1999. The Company's present accounting method for guaranty fund and other insurance related assessments substantially conforms to the requirements of this SOP.

     In March 1998, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for 1999.

3.  Japanese Income Taxes

     In March 1997, the Japanese government ratified new income tax provisions that increase income taxes on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective for 1998. Management has mitigated some of the income tax impact on operating earnings through investment alternatives and by restructuring portions of the existing investment portfolio. Management estimates the net impact of this tax change will decrease 1998 net operating earnings by $13 million.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate. The tax rate for AFLAC Japan will decline from 45.3% to 41.7%. For the Company, this rate change will reduce income tax expense on operating earnings beginning May 1, 1998.

     According to generally accepted accounting principles, the effect of the rate reduction on the deferred income tax liability must be recognized in income tax expense in the period the tax law was enacted. This tax rate reduction lowered income tax expense and increased net earnings by $121.1 million for the three months ended March 31, 1998. The tax rate reduction increased basic and diluted earnings per share by $.45 and $.44, respectively, for the three months ended March 31, 1998.

4.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a new mandatory policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.7 billion using the March 31, 1998 exchange rate) over a 10-year period. Individual company contributions are to be based on relative company size. During the quarter ended March 31, 1998, AFLAC Japan recognized a pretax charge of $111.3 million for its estimated share of the total contribution obligation. The after-tax charge is $64.9 million or $.24 for both basic and diluted earnings per share.

5.  Notes Payable

     A summary of notes payable is as follows:

                                                   March 31,    December 31,
 (In thousands)                                       1998          1997
                                                  -----------   ------------
Unsecured, yen-denominated notes payable to banks:
  2.29% reducing, revolving credit agreement,
    due annually through July 2001                 $  343,679    $  348,962
  1.24% revolving credit agreement, due
    October 2002                                      146,858       149,116
9.60% to 10.72% unsecured notes payable to bank,
  due semiannually, through September 1998              5,222         6,944
Obligations under capitalized leases, due
  monthly through 2002, secured by computer
  equipment in Japan                                   15,327        17,986
Other                                                     100           201
                                                    ---------     ---------
    Total notes payable                            $  511,186    $  523,209
                                                    =========     =========


     The Company has a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese
yen.  The current borrowing limit is $400 million.   Under the terms of the
agreement, the borrowing limit will reduce to $325 million on July 15, 1998, $250 million on July 15, 1999, and $125 million on July 15, 2000. At March 31, 1998, 45.4 billion yen ($343.7 million) was outstanding under this agreement.

     The Company also has an unsecured revolving credit agreement with a borrowing limit of $250 million, payable in either Japanese yen or U.S. dollars. At March 31, 1998, 19.4 billion yen ($146.9 million) was outstanding under this agreement.

     The Company has outstanding interest rate swaps on all of its variable-interest-rate yen-denominated borrowings (64.8 billion yen). These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts. Under these agreements, the Company makes fixed-rate payments at 2.29% on one loan and 1.24% on another loan and receives floating-rate payments (.73% at March 31, 1998 plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

     The Company has designated its yen-denominated borrowings as a hedge of its net investment in AFLAC Japan. Foreign currency translation gains/losses are included in the accumulated other comprehensive income component in shareholders' equity. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period exchange rates. Interest expense was translated at average exchange rates for the period the interest expense was incurred.

6.  Unrealized Gains on Securities Available for Sale

     The Company classifies all fixed-maturity securities as "available for sale." All fixed-maturity and equity securities are carried at fair value. The related unrealized gains and losses, less amounts applicable to policy liabilities and deferred income taxes, are reported in the accumulated other comprehensive income component of shareholders' equity. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of the shareholders if such gains were actually realized. These amounts relate to policy reserve interest requirements and reflect the difference between market investment yields and estimated minimum required interest rates at these dates.

     The net effect of unrealized gains and losses from securities available for sale on shareholders' equity at the following dates was:

    (In thousands)                    March 31, 1998       December 31, 1997
                                    ------------------     -----------------
   Securities available
    for sale - unrealized gains       $   3,328,663          $   3,382,746
   Less amounts related to:
     Policy liabilities                   1,265,915              1,271,701
     Deferred income taxes                  861,130                826,328
                                       ------------           ------------
   Shareholders' equity, net
    unrealized gains on securities
    available for sale                $   1,201,618          $   1,284,717
                                       ============           ============

     The increase in deferred income taxes applicable to unrealized gains on securities available for sale for the three months ended March 31, 1998 includes a provision of $58.7 million for additional Japanese income taxes effective January 1, 1998 on unrealized gains from dollar-denominated securities issued from the United States. (See the first paragraph of Note 3.)

7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At both March 31, 1998, and December 31, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $3.0 billion, at fair value. At March 31, 1998, securities received as collateral for transactions that occurred prior to January 1, 1998, in the amount of $1.0 billion, are reported separately in assets at fair value with a corresponding liability of the same amount for the return of such collateral at termination of the loans. Securities received as collateral in the amount of $2.0 billion for transactions that occurred after December 31, 1997, and the related liability for the return of such collateral, are no longer included on the balance sheet at March 31, 1998 under the accounting provisions of SFAS No. 125 and SFAS No. 127. (Note 2.)

8.  Common Stock

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split is payable to shareholders of record as of May 22, 1998 and the additional shares will be issued on June 8, 1998. All share and per-share amounts in the accompanying financial statements have been restated for this split.

     The following is a reconciliation of the number of shares of the Company's common stock for the three months ended March 31:

 (In thousands)                                    1998         1997
                                                ----------   ----------
Common stock - issued:
  Balance at beginning of year                    316,380      314,478
  Exercise of stock options                           717          223
                                                 --------     --------
  Balance at end of period                        317,097      314,701
                                                 --------     --------
Treasury stock:
  Balance at beginning of year                     49,944       38,708
  Purchases of treasury stock:
    Open market                                       114        3,394
    Received from employees for
      taxes on option exercises                       139           16
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (280)        (425)
  Exercise of stock options                          (201)         (48)
                                                 --------     --------
  Balance at end of period                         49,716       41,645
                                                 --------     --------
Shares outstanding at end of period               267,381      273,056
                                                 ========     ========

9.  Litigation

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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 1998 and 1997 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows, shareholders' equity and comprehensive income for the three-month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 29, 1998, we expressed an unqualified opinion on those consolidated financial statements.




                                                  KPMG PEAT MARWICK LLP




Atlanta, GA
May 4, 1998

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The primary business of AFLAC Incorporated (the Parent Company) and subsidiaries (the "Company") is supplemental health insurance, which is marketed and administered primarily through American Family Life Assurance Company of Columbus and its subsidiary (AFLAC). Most of AFLAC's policies are individually underwritten and marketed at the work site, with premiums paid by the employee. The Company's operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for the Company's insurance operations.


RESULTS OF OPERATIONS

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split is payable to shareholders of record as of May 22, 1998 and the additional shares will be issued on June 8, 1998. All share and per-share amounts in this report have been restated for this split.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate. The tax rate for AFLAC Japan will decline from 45.3% to 41.7%. For the Company, this rate change will reduce income tax expense on operating earnings beginning May 1, 1998. Management estimates the impact of this tax change on 1998 operating results will be approximately $10.0 million.

     According to generally accepted accounting principles, the effect of the rate reduction on the deferred income tax liability must be recognized in income tax expense in the period the tax law was enacted. This tax rate reduction lowered income tax expense and increased net earnings by $121.1 million for the three months ended March 31, 1998. The tax rate reduction increased basic and diluted earnings per share by $.45 and $.44, respectively, for the three months ended March 31, 1998.

     During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a new mandatory policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.7 billion using the March 31, 1998 exchange rate) over a 10-year period. Individual company contributions are to be based on relative company size. During the quarter ended March 31, 1998, AFLAC Japan recognized a pretax charge of $111.3 million for its estimated share of the total contribution obligation. The after-tax charge is $64.9 million or $.24 for both basic and diluted earnings per share.

     The following table sets forth the results of operations by business segment for the periods shown and the percentage change from the prior period.

             SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                 (In millions, except for per-share amounts)

                                     Percentage Change       Three Months
                                       Over Previous        Ended March 31,
                                          Period            1998      1997
                                     -----------------    ------------------
Operating earnings:
  Insurance operations:
      AFLAC Japan..................          (1.5)%        $ 125.3  $ 127.2
      AFLAC U.S....................          50.3             56.3     37.4
                                                            ------   ------
        Total .....................          10.3            181.6    164.6
  Broadcast division operations....                              -      3.5
  Interest expense,
    noninsurance operations........          (4.6)            (2.7)    (2.6)
  Corporate expenses, other
    operations and eliminations....          11.2            (14.3)   (15.9)
                                                            ------   ------
    Pretax operating earnings......          10.1            164.6    149.6
  Income taxes.....................           2.9             60.9     59.0
                                                            ------   ------
    Operating earnings.............          14.6            103.7     90.6
Non-operating items:
  Realized investment gains (losses),
    net of tax                                                  .5      (.4)
  Provision for the mandated
    policyholder protection fund,
    net of tax                                               (64.9)       -
  Deferred tax benefit from Japan
    tax rate reduction                                       121.1        -
                                                            ------   ------
    Net earnings...................          77.9          $ 160.4  $  90.2
                                                            ======   ======
    Net earnings per share:
      Basic........................          81.8          $   .60  $   .33
      Diluted......................          81.3              .58      .32
                                                            ======   ======
============================================================================

     The table above reclassifies non-operating items to facilitate the following discussion in line with how management views the business.

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the policyholder protection system, and the benefit of the tax rate reduction. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.

FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results.

     The following table illustrates the effect of foreign currency translation on the Company's reported results by comparing those results as if foreign currency rates had remained unchanged from the comparable period in the prior year. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data*
                    Three Months Ended March 31, 1998

                                                         Adjusted to
                                                       Exclude Foreign
                                    As Reported        Currency Changes**
                                    -----------        ----------------
Premium income                           2.5%                  7.1%
Net investment income                   10.7                  14.8
Total revenues                           2.9                   7.4
Total benefits and expenses              2.2                   6.8
Operating earnings                      14.6                  17.6
Operating earnings per share            18.8                  21.9
----------------------------------------------------------------------------
* The numbers in this table are presented on an operating basis and there-fore exclude: the benefit of the tax rate reduction, the charge for the new policyholder protection fund, and realized investment gains and losses.
** Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================


     The yen weakened in relation to the dollar throughout 1997 and the first quarter of 1998. The average yen-to-dollar exchange rates were 128.09 and 121.28 for the three months ended March 31, 1998 and 1997, respectively. Operating earnings per share, which were affected by the fluctuations in the value of the yen, increased 18.8% to $.38 for the three months ended March 31, 1998 compared with the same period in 1997. The 5.3% weakening of the yen in 1998 lowered operating earnings by approximately $.01 per share for the three months ended March 31, 1998 which was solely attributable to the translation effect of the fluctuations in the yen.

     Despite the weakening of the yen during 1998, operating earnings per share increased for the three-month period ended March 31, 1998 compared with the same period in 1997. The increase in operating earnings per share reflected earnings contributions in the functional currencies of AFLAC's core insurance operations in Japan and the United States, additional investment income on the proceeds from the sale of the television business in 1996 and 1997, and a consolidated benefit from additional investment income associated with profit repatriations from AFLAC Japan to AFLAC U.S. The Company's share repurchase program also benefited earnings on a per share basis.

     The Company's primary financial objective is the growth of operating earnings per share before the effect of foreign currency fluctuations. In 1996, the Company set this objective at an annual growth rate of 15% to 17% through the year 2000. In early 1998, the Company raised its 1998 objective for growth in operating earnings per share from a 17% increase to a 20% increase before the effect of currency translation.

     Assuming that objective is achieved, the following table shows various results for operating earnings per share for the year 1998 when the estimated impact of foreign currency translation is included.

      Annual Yen
        Average        Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1997         on EPS
     -------------     ----------------      ---------       ----------
     1998 @ 110.00         $  1.68              26.3%          $  .08
     1998 @ 115.00            1.64              23.3              .04
     1998 @ 120.00            1.61              21.1              .01
     1998 @ 121.07*           1.60              20.3                -
     1998 @ 125.00            1.58              18.8             (.02)
     1998 @ 130.00            1.55              16.5             (.05)
     1998 @ 135.00            1.52              14.3             (.08)

     *Actual exchange rate for the year ended December 31, 1997.

     If the exchange rate as of April 30, 1998, would remain constant for the remainder of 1998, the cumulative average rate would be approximately
131.26 and the annual operating diluted earnings per share would approximate $1.54, assuming the Company's earnings objective is met.

     In April 1998, the Company raised its 1999 objective for growth in operating earnings per share to 20% from a range of 15% to 17% excluding the impact of currency fluctuations, primarily due to the benefit of the tax rate reduction in Japan.


PROFIT REPATRIATION

     AFLAC Japan repatriated profits to AFLAC U.S. of $347.0 million in 1997 and $217.3 million in 1996. The profit transfer in 1997 included $124.8 million of a non-recurring nature. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.0 billion, which has enhanced the Company's flexibility and profitability. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit AFLAC U.S. investment income and consolidated operations because higher investment yields can be obtained on funds invested in the United States. Also, income tax expense is lower on investment income earned in the United States. Management estimates that cumulative profit transfers from 1992 through 1997 have benefited consolidated net earnings by $13.2 million and $8.6 million for the quarters ended March 31, 1998 and 1997, respectively. The Company expects to repatriate, subject to approval by the Japanese Ministry of Finance, approximately 20 billion yen ($151 million using the March 31, 1998 exchange rate) from AFLAC Japan to AFLAC U.S. in July 1998.

SHARE REPURCHASE PROGRAM

     During the first quarter of 1998, the Company purchased 114,216 shares of its common stock through a program conducted to facilitate the sale of odd-lot share positions. Following the purchase of 6.3 million shares in the fourth quarter of 1997, the Company was not active in purchasing AFLAC stock during the first quarter of this year. At the end of the first quarter, the Company had approximately 11.1 million shares still available for purchase under current repurchase authorizations from the board of directors. The Company has purchased 53.7 million shares (through March 31,
1998) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.


INCOME TAXES

     The Company's effective income tax rates on operating earnings for the three months ended March 31, 1998 and 1997 were 37.0% and 39.5%, respectively. Japanese income taxes on AFLAC Japan's operating results, which were taxed at Japan's corporate income tax rate of 45.3%, accounted for most of the Company's income tax expense. The decline in the effective tax rates in 1998 and 1997 resulted primarily from increased earnings from the Company's U.S. business segment and the weakening of the yen.


INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks fourth in terms of individual policies in force and 15th in terms of assets.

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

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

                                                        In Dollars
(In millions)                                      1998            1997
                                                --------------------------
Premium income.........................         $  1,180.9      $  1,176.7
Investment income, as adjusted*........              237.2           221.5
Other income...........................                1.0              .3
                                                ----------      ----------
  Total revenues, as adjusted*.........            1,419.1         1,398.5
                                                ----------      ----------
Benefits and claims....................            1,029.0         1,023.6
Operating expenses.....................              253.4           241.1
                                                ----------      ----------
  Total benefits and expenses..........            1,282.4         1,264.7
                                                ----------      ----------
    Pretax operating earnings,
     as adjusted*......................              136.7           133.8
Investment income applicable to
 profit repatriations..................              (11.4)           (6.6)
                                                ----------      ----------
    Pretax operating earnings..........         $    125.3      $    127.2
                                                ==========      ==========
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.......................                 .4%          (3.9)%
  Investment income*...................                7.1           (2.4)
  Total revenues*......................                1.5           (3.7)
  Pretax operating earnings*...........                2.1           (3.2)

  Pretax operating earnings............               (1.5)          (4.4)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.......................                6.0%          10.2%
  Investment income*...................               13.0           11.9
  Total revenues*......................                7.2           10.4
  Pretax operating earnings*...........                7.8           11.1

  Pretax operating earnings............                3.9            9.7
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims..................               72.5%          73.2%
  Operating expenses...................               17.9           17.2
  Pretax operating earnings............                9.6            9.6

Ratio of pretax operating earnings
  to total reported revenues...........                8.9            9.1
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income of $11.4 million in 1998 and $6.6 million in 1997, foregone due to profit repatriations.
============================================================================

AFLAC JAPAN SALES

     The increase in premium income in yen was due to sales of new policies and excellent policy persistency.

     As anticipated, AFLAC Japan's sales improved during the first quarter. New annualized premium sales increased 10.3% to 15.4 billion yen, or $120.2 million. These sales results are particularly rewarding given the difficult marketing environment facing Japan's life insurers. Although AFLAC Japan just began selling its latest product offering, "Rider MAX," in the first quarter, management is pleased with its initial reception. Rider MAX, which provides consumers with accident and supplemental benefits for general
hospitalization, accounted for about 17% of first quarter sales.   Due to a
recent increase in the copayments of Japan's national health care system, the need for this type of coverage has become increasingly apparent to the consumer. As a rider to the popular cancer life policy, Rider MAX is affordable and appealing to AFLAC Japan's customers and agents. The Company is aggressively promoting the new rider with unique television advertisements throughout Japan, and management expects this new policy's success to continue throughout the year.

     Cancer life policy sales also improved during the first quarter, accounting for 58.7% of new annualized premium sales. Approximately 48% of cancer life unit sales were from the economy cancer life policy introduced in January 1997. The economy plan, which has lower premium rates and benefit levels, can be effectively packaged with Rider MAX.

     To improve its position in the marketplace, AFLAC Japan has expanded its recruitment of individual sales agents. For the first three months of the year, AFLAC Japan recruited about 500 new agents, compared with less than 700 for the entire year of 1997. In addition, the Company also increased the use of direct-mail marketing as a means to increase the effectiveness of its agencies' sales campaigns. Management has set an objective for AFLAC Japan's sales to increase approximately 15% to 20% for the year 1998 compared with 1997.

AFLAC JAPAN INVESTMENTS

     Japan's weak economy also resulted in an extremely low level of available investment yields during the quarter. Given the depressed investment yields, investing AFLAC Japan's huge cash flows was challenging. However, by focusing on selected sectors, the Company purchased yen-denominated securities at an average yield of 4.54% during the quarter without compromising investment quality. Including dollar-denominated investments, the blended new money yield was 4.75% for the quarter. As of April 13, the Company had invested or committed to invest approximately 36% of its expected 1998 cash flow at an average yield of 4.71%. This yield compares very favorably with the yield of Japanese government bonds and provides a significant spread over the 3.5% interest assumption used in computing policy reserves for new business.

     At the end of the first quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.43%, compared with 5.46% at the end of 1997. The return on average invested assets, after investment expenses, was 5.30% for the quarter, compared with 5.40% a year ago.

AFLAC JAPAN OTHER

     In March 1997, the Japanese government ratified new income tax provisions that increase income taxes on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. The new provisions are effective for 1998. Management has mitigated some of the income tax impact on operating earnings through investment alternatives and by restructuring portions of the existing investment portfolio. Management estimates the net impact of this tax change will decrease 1998 net operating earnings by $13 million.


INSURANCE OPERATIONS, AFLAC U.S.

     AFLAC U.S. pretax operating earnings continued to benefit from additional investment income earned on profit transfers received from AFLAC Japan. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1997, along with estimated investment income earned from the sales proceeds of the television business, have been reclassified in the following presentation in order to improve comparability between periods.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,


(In millions)                                       1998            1997
                                                --------------------------
Premium income.........................          $  289.5        $  256.8
Investment income, as adjusted*........              26.5            23.9
Other income...........................               1.9              .4
                                                 --------        --------
  Total revenues, as adjusted*.........             317.9           281.1
                                                 --------        --------
Benefits and claims....................             182.9           160.8
Operating expenses.....................             103.6            94.6
                                                 --------        --------
  Total benefits and expenses..........             286.5           255.4
                                                 --------        --------
    Pretax operating earnings,
     as adjusted*......................              31.4            25.7

Investment income applicable to profit
 repatriations and proceeds from the
 sale of the television business.......              24.9            11.7
                                                 --------        --------
    Pretax operating earnings..........          $   56.3        $   37.4
                                                 ========        ========
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.......................              12.7%           12.1%
  Investment income*...................              10.9            13.7
  Total revenues*......................              13.1            12.2
  Pretax operating earnings*...........              22.2            10.2

  Pretax operating earnings............              50.3            24.8
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims..................              57.5%           57.3%
  Operating expenses...................              32.6            33.6
  Pretax operating earnings............               9.9             9.1

Ratio of pretax operating earnings
  to total reported revenues...........              16.4            12.8
----------------------------------------------------------------------------
*Excludes estimated investment income of $24.9 million in 1998 and $11.7 million in 1997, related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of the television business.
============================================================================

AFLAC U.S. SALES

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. AFLAC U.S. again produced strong sales results. New annualized premium sales surpassed the $100 million mark for the second consecutive quarter, rising 14.5% compared with the first quarter of 1997, to $108.0 million. Accident/disability insurance again generated the greatest sales, with strong contributions from cancer, intensive care and hospital indemnity coverage. The Company attributes the continued sales success in the United States to the quality and affordable premiums of the products, an effective and growing distribution system, and increasing brand awareness through a national advertising program. Management has set an objective for new policy sales to increase by 12% to 15% for the year 1998.

AFLAC U.S. INVESTMENTS

     The increase in investment income was primarily due to the continued cash flow from operations. During the first quarter, available cash flow was invested at an average yield-to-maturity of 7.47% compared with 7.78% during the first quarter of 1997. The overall return on average invested assets, net of investment expenses, increased slightly for the first three months of 1998 compared with the first quarter of 1997, to 7.37% from 7.28%.

AFLAC U.S. OTHER

     In April 1998, the Company began selling cancer expense insurance in New York. There are still two other states that have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. These states are Massachusetts and New Jersey. AFLAC U.S. is marketing several of its other products in these states.

     Management expects the operating expense ratio, excluding discretionary advertising expenses, to decline in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, the Company has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio.

     The operating results reflect slightly higher benefit ratios due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios. However, the aggregate benefit ratio has been relatively stable due to the mix of business shifting towards accident and hospital indemnity policies, which have lower benefit ratios than other products. Management expects the pretax operating profit margin, which was 9.3% for the year 1997 excluding the effect of repatriation, to increase slightly in 1998.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     For information regarding new Statements of Financial Accounting Standards see Note 2 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1997, the financial condition of the Company has remained strong in the functional currencies of its operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and consist of high-quality securities.

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at March 31, 1998, was
132.10 yen to one U.S. dollar, 1.5% weaker than the exchange rate of 130.10 as of December 31, 1997. Management estimates that the weaker yen rate decreased reported investments and cash by $282.2 million, total assets by $337.7 million, and total liabilities by $323.3 million compared with the amounts that would have been reported for 1998 if the exchange rate had remained unchanged from year-end 1997.


INVESTMENTS AND CASH

     Securities available for sale are carried at fair value. The following table shows an analysis of investments and cash:

                                    March 31,    December 31,
(In millions)                         1998           1997        % Change
                                    ---------    ------------    --------
AFLAC U.S.:
  Total investments and cash, at
    cost or amortized cost          $   2,755     $   2,678         2.8%
  Unrealized gains on securities
    available for sale                    232           228
                                    ----------    ----------
    Total investments and cash      $   2,987     $   2,906         2.8%
                                    ==========    ==========     ========
AFLAC Japan:
  Total investments and cash, at
    cost or amortized cost          $  16,816     $  16,743          .4%
  Unrealized gains on securities
    available for sale                  3,096         3,155
                                    ----------    ----------
    Total investments and cash      $  19,912     $  19,898          .1%
                                    ==========    ==========    =========
Consolidated:
  Total investments and cash, at
    cost or amortized cost          $  19,642     $  19,497          .7%
  Unrealized gains on securities
    available for sale                  3,329         3,383
                                    ----------    ----------
    Total investments and cash      $  22,971     $  22,880          .4%
                                    ==========    ==========    =========

     Net unrealized gains of $3.3 billion on securities available for sale at March 31, 1998 consisted of $3.4 billion in gross unrealized gains and $33.0 million in gross unrealized losses.

     AFLAC invests primarily within the Japanese, U.S. and Euroyen fixed-maturity markets. The Company uses specific criteria to judge the credit quality and liquidity of its investments and utilizes a variety of credit rating services to monitor this criteria. Applying those various credit ratings to a standardized rating system based on a nationally recognized service's categories, the percentages of the Company's fixed-maturity securities available for sale, at amortized cost, were as follows:

                                 March 31, 1998       December 31, 1997
                                 --------------       -----------------
                  AAA                  36.2%                  38.3%
                  AA                   19.9                   20.5
                  A                    30.3                   28.9
                  BBB                  13.6                   12.3
                                      -----                  -----
                                      100.0%                 100.0%

     The Company does not hold any securities rated below BBB.

     Private placement investments accounted for 38.2% and 36.3% of the Company's total fixed-maturity securities available for sale as of March 31, 1998 and December 31, 1997, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality. The Company's purchases in the private placement market are often done through Euro medium-term note programs. Securities in these programs are more marketable due to standardized documentation and relatively wide distribution. All of the Company's private placement investments are rated as Class 1 or 2 by the Securities Valuation Office of the National Association of Insurance Commissioners.


POLICY LIABILITIES

     Policy liabilities increased $298.7 million, or 1.5%, during the first three months of 1998. AFLAC Japan increased $238.8 million, or 1.3% (2.9% increase in yen), and AFLAC U.S. increased $58.1 million, or 3.1%. Management estimates the weaker yen rate decreased reported policy liabilities by $279.7 million. Items that offset this decrease in policy liabilities caused by the weaker yen are the addition of new business and the aging of policies in force. The effect of market value adjustments on fixed-maturity securities also caused a decrease in policy liabilities (see
Note 6 of Notes to the Consolidated Financial Statements).


DEBT

     See Note 5 of the Notes to the Consolidated Financial Statements for information on debt outstanding at March 31, 1998.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 18.5% and 19.6% as of March 31, 1998 and December 31, 1997, respectively.

SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $.3 million for the three months ended March 31, 1998 and by approximately $1.5 million for the year 1997. For further information regarding such arrangements, see Note 7 of the Notes to the Consolidated Financial Statements.


POLICYHOLDER GUARANTY FUNDS

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

     The Life Insurance Association of Japan, an industry organization, implemented a voluntary policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan has pledged investment securities to the Life Insurance Association of Japan for this program. During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a new mandatory policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.7 billion using the March 31, 1998 exchange rate) over a 10-year period. The total liability recorded in the Consolidated Balance Sheets for the Company's share of both the voluntary and mandatory funds is $136.8 million at March 31, 1998. (See
Note 4 of the Notes to the Consolidated Financial Statements.)


SHAREHOLDERS' EQUITY

     The Company's insurance operations continue to provide its primary sources of liquidity. Capital needs can also be supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. Primary uses of cash in the insurance operations are policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable. The Company's investment objectives provide for liquidity through the ownership of high-quality investment securities. AFLAC insurance policies are generally not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC policies provide indemnity benefits rather than reimbursement for actual medical costs and therefore are not subject to the risks of medical cost inflation.

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. AFLAC may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The disposition of the AFLAC Broadcast Division has increased the Company's capital resources. Management believes outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and funding the Company's share repurchase program.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $11.2 million in the first quarter of 1998 and $386.0 million and $253.6 million in the full years 1997 and 1996, respectively. Profit repatriations have been remitted annually from AFLAC Japan to AFLAC U.S. in July. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. Management believes the solvency margin of AFLAC Japan is very strong compared with other Japanese insurers. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1997.

     Currently, prescribed or permitted statutory accounting principles
(SAP) may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization of accounting principles throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 1999. One change is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. Management estimates AFLAC's deferred tax liability under the provisions of the project is approximately $180 million at December 31, 1997 using SAP. The capital and surplus of AFLAC, as determined on a U.S. statutory accounting basis, was $1.8 billion at December 31, 1997.


YEAR 2000

     The use of computer programs that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. If this were to occur, disruptions in premium and claim processing could occur.

     The Company is currently in the process of converting and testing the changes necessary to be year-2000 compliant. Based on its current assessment, the Company estimates the total remaining cost of the year 2000 system conversion project to be approximately $4 million. Management expects the year 2000 efforts to be completed on a timely basis.

     For additional information, see the Year 2000 System Conversion Costs section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report to shareholders for the year ended December 31, 1997.

OTHER

     On May 4, 1998, the board of directors approved an increase in the quarterly cash dividend from $.058 to $.065 per share. The increase is effective with the second quarter dividend, which is payable on June 1, 1998, to shareholders of record at the close of business on May 21, 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments are exposed to primarily three types of market risks. These are interest rate, equity price, and foreign currency exchange rate risk.

INTEREST RATE RISK

     The primary interest rate exposure is the effect of changes in interest rates on the fair value of the Company's investments in fixed-maturity securities. The Company uses modified duration analysis to estimate the sensitivity to interest rate changes in its fixed-maturity securities. Modified duration analysis provides a measure of price percentage volatility.

     The Company attempts to match the duration of its assets with the duration of its liabilities. For AFLAC Japan, the duration of policy liabilities is longer than that of the related assets due to the unavailability of qualified long-duration securities. Therefore, there is a risk that reinvestment of the proceeds at maturity of such investments will be at a yield below that of the interest required for the accretion of policy liabilities.

     The hypothetical reduction in the fair value of the Company's fixed-maturity securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.0 billion based on the Company's portfolio as of March 31, 1998. The effect on yen-denominated fixed-maturity securities is approximately $1.6 billion and the effect on dollar-denominated fixed-maturity securities is approximately $329.2 million.

     The Company has outstanding interest rate swaps on all of its variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate from variable to fixed. Therefore, there was no effect on earnings due to changes in market interest rates.
For further information on the Company's notes payable, see Note 5 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at March 31, 1998, totaled $167.0 million, or .7% of total investments and cash on a consolidated basis. The Company uses beta analysis to measure the sensitivity of its equity securities portfolio to fluctuations in the broad market. The beta of the Company's equity securities portfolio is .95. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.5%, or $15.9 million.


CURRENCY RISK

     Most of AFLAC Japan's investments and cash are denominated in yen.
When the yen-denominated financial instruments mature or are sold, the proceeds are generally reinvested in yen-denominated securities and are held to fund yen-denominated policy obligations rather than converted into dollars. Therefore, there is no significant economic or foreign currency transaction risk.

     In addition to the yen-denominated financial instruments held by AFLAC Japan, the Parent Company has yen-denominated borrowings that have been designated as a hedge of the Company's investment in AFLAC Japan. The unrealized foreign currency translation gains and losses are reported in accumulated other comprehensive income in shareholders' equity.

     The Company attempts to match its yen-denominated assets to its yen-denominated liabilities on a consolidated basis in order to minimize the exposure of its shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of the Company's yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                (March 31, 1998)

                                 117.10         132.10*        147.10
(In millions)                       Yen            Yen            Yen
----------------------------------------------------------------------------
Yen-denominated financial
 instruments:
  Assets:
   Fixed-maturity
    securities                 $20,603.2      $18,263.7      $16,401.3
   Cash and cash
    equivalents                     86.1           76.3           68.6
   Securities held as
    collateral                   1,159.5        1,027.9          923.1
   Other financial
    instruments                     21.2           18.8           16.8
                                --------       --------       --------
      Total                     21,870.0       19,386.7       17,409.8
                                --------       --------       --------
  Liabilities:
   Securities held as
    collateral                   1,159.5        1,027.9          923.1
   Notes payable                   553.4          490.5          440.5
                                --------       --------       --------
      Total                      1,712.9        1,518.4        1,363.6
                                --------       --------       --------
Net yen-denominated
 financial instruments          20,157.1       17,868.3       16,046.2
Other yen-denominated
 assets                          2,913.9        2,583.0        2,319.6
Other yen-denominated
 liabilities (primarily
 policy and claim reserves)    (22,565.4)     (20,003.1)     (17,963.4)
                                --------       --------       --------
  Total yen-denominated
   net assets subject
   to foreign currency
   fluctuation                 $   505.6      $   448.2      $   402.4
                                ========       ========       ========
*Actual March 31, 1998 rate.

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation on page 17.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. The Company desires to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this Form 10-Q, and in any other statements made by officers of the Company in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (the SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on May 4, 1998. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Ratification of the selection of auditors for 1998. The two proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office. These votes have not been adjusted to reflect the two-for-one stock split declared May 4, 1998.

                                            VOTES
                         ---------------------------------------------------
                                               Absten-    With-     Broker
                             For     Against   tions      held     Non-Votes
                        ----------------------------------------------------
(1)  Election of 17
members to the board of
directors:
Paul S. Amos             265,461,388  N/A        N/A    1,295,995   153,421
Daniel P. Amos           265,607,863  N/A        N/A    1,149,520   153,421
J. Shelby Amos, II       265,641,257  N/A        N/A    1,116,126   153,421
Michael H. Armacost      263,924,336  N/A        N/A    2,833,047   153,421
M. Delmar Edwards, M.D.  265,516,056  N/A        N/A    1,241,327   153,421
George W. Ford, Jr.      265,461,166  N/A        N/A    1,296,217   153,421
Joe Frank Harris         265,183,549  N/A        N/A    1,573,834   153,421
Elizabeth J. Hudson      265,609,440  N/A        N/A    1,147,943   153,421
Kenneth S. Janke, Sr.    265,729,322  N/A        N/A    1,028,061   153,421
Charles B. Knapp         265,665,232  N/A        N/A    1,092,151   153,421
Hisao Kobayashi          265,687,116  N/A        N/A    1,070,267   153,421
Yoshiki Otake            265,684,359  N/A        N/A    1,073,024   153,421
E. Stephen Purdom        265,611,276  N/A        N/A    1,146,107   153,421
Barbara K. Rimer         265,649,073  N/A        N/A    1,108,310   153,421
Henry C. Schwob          265,523,990  N/A        N/A    1,233,393   153,421
J. Kyle Spencer          265,431,802  N/A        N/A    1,325,581   153,421
Glenn Vaughn, Jr.        265,551,712  N/A        N/A    1,205,671   153,421

                                                VOTES
                         ---------------------------------------------------
                                                   Absten-  With-   Broker
                             For       Against     tions    held   Non-Votes
                        ----------------------------------------------------

(2) Ratification of
appointment of KPMG
Peat Marwick LLP as
independent auditors     265,379,409   926,363    605,030    N/A      None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1998.


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




Date     May 12, 1998                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 12, 1998                          /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only).