Form 10-Q
period 1998-06-30
AFLAC INC
filed 1998-08-12
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended June 30, 1998
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         August 5, 1998
----------------------------                            ------------------
Common Stock, $.10 Par Value                            266,965,040 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997....................       1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1998 and 1997
         Six Months Ended June 30, 1998 and 1997.................       3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 1998 and 1997.................       5

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997.................       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended June 30, 1998 and 1997
         Six Months Ended June 30, 1998 and 1997.................       8

       Notes to Consolidated Financial Statements................       9

       Review by Independent Certified Public
         Accountants.............................................      15

       Independent Auditors' Report..............................      16

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      17

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      31


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      35

     Item 6.  Exhibits and Reports on Form 8-K...................      35



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                                   June 30,
                                                     1998      December 31,
                                                  (Unaudited)      1997
                                                -------------  -------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $18,745,527 in 1998 and
      $19,121,128 in 1997)                      $ 22,234,150   $ 22,437,818
    Equity securities (cost, $84,273 in
      1998 and $80,270 in 1997)                      170,101        146,326
  Mortgage loans and other                             7,878         16,747
  Short-term investments                              44,949         43,344
  Cash and cash equivalents                          344,380        235,675
                                                ------------   ------------
    Total investments and cash                    22,801,458     22,879,910
 Receivables, primarily premiums                     220,563        213,469
 Receivables for security transactions                23,805          2,184
 Accrued investment income                           273,240        264,956
 Deferred policy acquisition costs                 2,529,487      2,581,828
 Property and equipment, net                         367,276        386,049
 Securities held as collateral for
   loaned securities                                       -      3,034,241
 Other                                                90,912         91,368
                                                ------------   ------------
    Total assets                                $ 26,306,741   $ 29,454,005
                                                ============   ============

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)

                                                  June 30,
                                                    1998      December 31,
                                                 (Unaudited)       1997
                                                ------------  -------------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                    $ 18,355,984   $ 18,398,830
      Unpaid policy claims                         1,027,749      1,010,519
      Unearned premiums                              263,901        276,673
      Other policyholders' funds                     189,073        199,046
                                                ------------   ------------
        Total policy liabilities                  19,836,707     19,885,068
    Notes payable                                    522,597        523,209
    Income taxes                                   1,663,750      1,827,337
    Payables for return of collateral on
      loaned securities                                    -      3,034,241
    Payables for security transactions               107,036        215,654
    Other                                            641,469        538,024
                                                ------------   ------------
      Total liabilities                           22,771,559     26,023,533
                                                ------------   ------------
  Shareholders' equity:
    Common stock of $.10 par value.  Authorized
      400,000 shares; issued 317,358 shares in
      1998 and 316,380 shares in 1997                 31,736         15,819
    Additional paid-in capital                       222,283        227,292
    Retained earnings                              2,672,850      2,442,309
    Accumulated other comprehensive income:
      Unrealized foreign currency
        translation gains                            212,904        274,074
      Unrealized gains on securities
        available for sale                         1,245,597      1,284,717
                                                ------------   ------------
        Total accumulated other
          comprehensive income                     1,458,501      1,558,791
    Treasury stock, at average cost                 (849,313)      (812,672)
    Notes receivable for stock purchases                (875)        (1,067)
                                                ------------   ------------
      Total shareholders' equity                   3,535,182      3,430,472
                                                ------------   ------------
      Total liabilities and
        shareholders' equity                    $ 26,306,741   $ 29,454,005
                                                ============   ============
      Shareholders' equity per share            $      13.26   $      12.88
                                                ============   ============

See the accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been adjusted to reflect the two-for-one stock split issued June 8, 1998.

                                                AFLAC INCORPORATED AND SUBSIDIARIES
                                                Consolidated Statements of Earnings
(In thousands, except for                                Three Months Ended June 30,           Six Months Ended June 30,
 per-share amounts - Unaudited)                          ---------------------------          ---------------------------
                                                             1998            1997                 1998            1997
                                                         -----------     -----------          -----------     -----------
Revenues:
  Premiums, principally supplemental health insurance    $ 1,423,974     $ 1,467,256          $ 2,896,373     $ 2,903,343
  Net investment income                                      275,573         267,001              554,136         518,630
  Realized investment gains (losses)                            (451)           (692)                (268)         (1,135)
  Gain on sale of television business                              -         267,223                    -         267,223
  Other income                                                 4,405           7,899               10,286          28,169
                                                          ----------      ----------           ----------      ----------
        Total revenues                                     1,703,501       2,008,687            3,460,527       3,716,230
                                                          ----------      ----------           ----------      ----------
Benefits and expenses:
  Benefits and claims                                      1,170,613       1,204,680            2,384,537       2,391,749
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs         51,101          45,813               98,565          87,475
    Insurance commissions                                    185,120         194,309              377,157         383,112
    Insurance expenses                                       118,326         124,741              235,915         230,291
    Provision for mandated policyholder protection fund            -               -              111,279               -
    Interest expense                                           3,391           4,113                6,664           7,447
    Other operating expenses                                  14,761          20,070               32,697          52,076
                                                          ----------      ----------           ----------      ----------
        Total acquisition and operating expenses             372,699         389,046              862,277         760,401
                                                          ----------      ----------           ----------      ----------
        Total benefits and expenses                        1,543,312       1,593,726            3,246,814       3,152,150
                                                          ----------      ----------           ----------      ----------
        Earnings before income taxes                         160,189         414,961              213,713         564,080
Income taxes:
  Operations                                                  57,509         112,168               71,751         171,130
  Deferred tax benefit from Japan tax rate reduction               -               -             (121,120)              -
                                                          ----------      ----------           ----------      ----------
        Total income tax expense (benefit)                    57,509         112,168              (49,369)        171,130
                                                          ----------      ----------           ----------      ----------
        Net earnings                                     $   102,680     $   302,793          $   263,082     $   392,950
                                                          ==========      ==========           ==========      ==========
(continued on next page)
                                                               3

                                             AFLAC INCORPORATED AND SUBSIDIARIES
                                        Consolidated Statements of Earnings (continued)
(In thousands, except for                           Three Months Ended June 30,           Six Months Ended June 30,
 per-share amounts - Unaudited)                     ---------------------------          ---------------------------
                                                        1998            1997                 1998            1997
                                                    -----------     -----------          -----------     -----------
Net earnings per share:
  Basic                                             $       .38     $      1.11          $       .99     $      1.44
  Diluted                                                   .37            1.07                  .95            1.39
                                                     ==========      ==========           ==========      ==========
Shares used in computing earnings per share:
  Basic                                                 267,138         273,222              266,985         273,735
  Diluted                                               276,574         282,873              276,435         283,250
                                                     ==========      ==========           ==========      ==========
Cash dividends per share                            $      .065     $      .058          $      .123     $      .108
                                                     ==========      ==========           ==========      ==========


See the accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the two-for-one stock split issued June 8, 1998.



















                                                               4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In thousands - Unaudited)                        Six Months Ended June 30,
                                                ----------------------------
                                                    1998            1997
                                                 ----------      ----------
Common stock:
  Balance at beginning of year                  $    15,819     $    15,724
  Exercise of stock options                              53              58
  Two-for-one stock split                            15,864               -
                                                 ----------      ----------
  Balance at end of period                           31,736          15,782
                                                 ----------      ----------
Additional paid-in capital:
  Balance at beginning of year                      227,292         208,994
  Exercise of stock options                           4,350           1,973
  Gain on treasury stock reissued                     6,505           5,456
  Two-for-one stock split                           (15,864)              -
                                                 ----------      ----------
  Balance at end of period                          222,283         216,423
                                                 ----------      ----------
Retained earnings:
  Balance at beginning of year                    2,442,309       1,917,794
  Net earnings                                      263,082         392,950
  Cash dividends ($.123 per share
   in 1998 and $.108 in 1997)                       (32,541)        (29,418)
                                                 ----------      ----------
  Balance at end of period                        2,672,850       2,281,326
                                                 ----------      ----------
Accumulated other comprehensive income:
  Balance at beginning of year                    1,558,791         509,936
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                      (61,170)        (13,355)
  Unrealized gains (losses) on securities
   available for sale during period, net
   of income taxes and reclassification
   adjustments                                      (39,120)        235,130
                                                 ----------      ----------
   Balance at end of period                       1,458,501         731,711
                                                 ----------      ----------
Treasury stock:
  Balance at beginning of year                     (812,672)       (526,425)
  Purchases of treasury stock                       (50,843)        (87,213)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                                 14,202          13,179
                                                 ----------      ----------
  Balance at end of period                         (849,313)       (600,459)
                                                 ----------      ----------
Notes receivable for stock purchases                   (875)           (482)
                                                 ----------      ----------
  Total shareholders' equity                    $ 3,535,182     $ 2,644,301
                                                 ==========      ==========
See the accompanying Notes to Consolidated Financial Statements.
Per-share amounts have been adjusted to reflect the two-for-one stock split issued June 8, 1998.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $   263,082      $   392,950
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities               1,099,219        1,156,038
    Deferred income taxes                         (174,190)          23,411
    Change in income taxes payable                  42,980           34,697
    Increase in deferred policy
     acquisition costs                            (101,705)        (126,413)
    Change in receivables and
     advance premiums                              (13,955)              71
    Gain on sale of television business                  -         (267,223)
    Provision for mandated policyholder
     protection fund                               111,279                -
    Other, net                                    (114,852)         (17,572)
                                                ----------       ----------
      Net cash provided by operating
       activities                                1,111,858        1,195,959
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold                 449,550        1,152,458
    Fixed-maturity securities matured              497,818          218,882
    Equity securities                               15,749           21,141
    Mortgage loans and other investments, net        8,643            1,406
    Short-term investments, net                          -           48,014
  Costs of investments acquired:
    Fixed-maturity securities                   (1,895,592)      (2,715,490)
    Equity securities                              (19,445)         (21,765)
    Short-term investments, net                     (2,029)               -
  Proceeds from sale of television business              -          350,633
  Additions to property and equipment, net         (13,431)          (2,089)
                                                ----------       ----------
     Net cash used by
       investing activities                    $  (958,737)     $  (946,810)
                                                ----------       ----------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------

Cash flows from financing activities:
  Proceeds from borrowings                     $    43,571      $   184,689
  Principal payments under debt
   obligations                                      (9,281)         (19,592)
  Dividends paid to shareholders                   (32,541)         (29,418)
  Purchases of treasury stock                      (50,843)         (87,213)
  Treasury stock reissued                           20,707           18,635
  Other, net                                         4,405            2,031
                                                ----------       ----------
    Net cash provided/(used) by
      financing activities                         (23,982)          69,132
                                                ----------       ----------
Effect of exchange rate changes on cash
  and cash equivalents                             (20,434)          14,229
                                                ----------       ----------
    Net change in cash and cash equivalents        108,705          332,510

Cash and cash equivalents, beginning of year       235,675          209,095
                                                ----------       ----------
Cash and cash equivalents, end of period       $   344,380      $   541,605
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     6,755      $     5,507
      Income taxes                                 193,443          112,092


See the accompanying Notes to Consolidated Financial Statements.

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                        Consolidated Statements of Comprehensive Income
                                                   (In thousands - Unaudited)
                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                       ---------------------------          ----------------------------
                                                           1998            1997                 1998            1997
                                                       ------------    ------------         ------------    ------------
Net earnings                                           $   102,680     $   302,793          $   263,082     $   392,950
                                                        ----------      ----------           ----------      ----------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains (losses) during
      the period                                            33,506         (24,321)              40,242         (13,864)
    Reclassification adjustment for realized
      currency loss on sale of subsidiary
      included in net earnings                                   -               -                    -             509
  Unrealized gains (losses) on securities
   available for sale:
    Unrealized holding gains (losses)
      occurring during the period                           37,386         100,494              (10,935)        431,765
    Reclassification adjustment for realized
      (gains) losses included in net earnings                 (534)            606                 (510)          1,050
                                                       -----------     -----------          -----------     -----------
        Total other comprehensive income,
         before income taxes                                70,358          76,779               28,797         419,460

Deferred income tax expense related to items
 of other comprehensive income                              43,614          10,101              129,087         197,685
                                                       -----------     -----------          -----------     -----------
        Other comprehensive income (loss),
         net of income taxes                                26,744          66,678             (100,290)        221,775
                                                       -----------     -----------          -----------     -----------
        Total comprehensive income                     $   129,424     $   369,471          $   162,792     $   614,725
                                                       ===========     ===========          ===========     ===========


                                                               8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of June 30, 1998, and the results of operations and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and statements of cash flows and shareholders' equity for the six months ended June 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split was payable to shareholders of record as of May 22, 1998, and the additional shares were issued on June 8, 1998. All share and per-share amounts in the accompanying financial statements have been restated for this split.


2.  Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. These statements established criteria for those transactions concerning secured obligations and collateral, which must be applied prospectively to all applicable transactions that occurred after December 31, 1997. Beginning in 1998, as required by these standards, the Company no longer recognizes securities held as collateral as an asset, nor the related liability for the return of such collateral for loan agreements entered into after December 31, 1997. The adoption of SFAS No. 125 and No. 127 had no material effect on the Company's net earnings or shareholders' equity.

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

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This Statement revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of these plans. This Statement is effective for 1998, and the new disclosures will be included in the year-end financial statements.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the derivatives intended use. The Company is currently evaluating this standard, which is effective January 1, 2000.

     The Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3 in December 1997. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments. It also provides guidance on how to measure the liability. This SOP is effective for 1999. The Company's present accounting method for guaranty fund and other insurance-related assessments substantially conforms to the requirements of this SOP.

     In March 1998, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed all such costs as they were incurred. This SOP is effective beginning in 1999.


3.  Japanese Income Taxes

     In March 1997, the Japanese government ratified income tax provisions that increased income taxes on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. These provisions are effective for 1998. Management has mitigated some of the income tax impact on operating earnings through investment alternatives and by restructuring portions of the existing investment portfolio. Management estimates the net impact of this tax change, after mitigation, will decrease net operating earnings for the year 1998 by $13 million.

     As a result of this Japanese tax change, the provision for deferred income taxes in the statements of comprehensive income for the six months ended June 30, 1998, includes $58.7 million, for Japanese income taxes on unrealized gains existing as of January 1, 1998, on AFLAC Japan's dollar-denominated securities available for sale. Also, the remainder of the provision for deferred income taxes on comprehensive income for the six months ended June 30, 1998, primarily consists of Japanese income taxes on certain unrealized foreign currency gains that arise only for Japan tax purposes on translation of its dollar-denominated investments into yen.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate. The tax rate for AFLAC Japan declined from 45.3% to 41.7%. For the Company, this rate change reduced income tax expense on operating earnings beginning May 1, 1998. According to generally accepted accounting principles, the effect of the rate reduction on the deferred income tax liability must be recognized in income tax expense in the period the tax law was enacted. This tax rate reduction was recognized in the first quarter of 1998 and lowered income tax expense and increased net earnings by $121.1 million for the six months ended June 30, 1998. The tax rate reduction increased basic and diluted earnings per share by $.46 and $.44, respectively, for the six months ended June 30, 1998.


4.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a mandated policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.5 billion using the June 30, 1998, exchange rate) over a 10-year period. Individual company contributions are to be based on relative company size. The charge for the Company's share of the total contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111.3 million for the six months ended June 30, 1998. The after-tax charge was $64.9 million, or $.24 for both basic and diluted earnings per share.


5.  Notes Payable

     A summary of notes payable is as follows:

                                                     June 30,   December 31,
 (In thousands)                                        1998         1997
                                                    ----------  ------------
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement,
    due annually through July 2001:
     2.29% fixed interest rate                      $  321,986    $  348,962
     Variable interest rate (.80% at June 30, 1998)     42,553            -
  1.24% revolving credit agreement, due
    October 2002                                       137,589       149,116
9.83% to 10.72% unsecured notes payable to bank,
  due semiannually, through September 1998               2,722         6,944
Obligations under capitalized leases, due
  monthly through 2002, secured by computer
  equipment in Japan                                    17,747        17,986
Other                                                        -           201
                                                     ---------     ---------
    Total notes payable                             $  522,597    $  523,209
                                                     =========     =========

     The Company has a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. At June 30, 1998, the borrowing limit was $400 million. Under the terms of the agreement, the borrowing limit was reduced to $325 million on July 15, 1998, and will reduce to $250 million on July 15, 1999, and $125 million on July 15, 2000. At June 30, 1998, 45.4 billion yen ($322.0 million) was outstanding at a fixed interest rate and 6.0 billion yen ($42.6 million) was outstanding at a variable interest rate. The Company made a debt payment related to this agreement in July 1998 in the amount of 11.3 billion yen ($80.8 million).

     The Company also has an unsecured revolving credit agreement that provides for bank borrowings through October 2002 with a borrowing limit of $250 million, payable in either Japanese yen or U.S. dollars. At June 30, 1998, 19.4 billion yen ($137.6 million) was outstanding under this agreement. The Company made a debt payment related to this agreement in July 1998 in the amount of 3.9 billion yen ($27.6 million).

     The Company has outstanding interest rate swaps on 64.8 billion yen of its variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts. Under these agreements, the Company makes fixed-rate payments at 2.29% on one loan and 1.24% on another loan and receives floating-rate payments (.86% at June 30, 1998, plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

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

     The net effect of unrealized gains and losses from securities available for sale on accumulated other comprehensive income at the following dates was:

    (In thousands)                     June 30, 1998       December 31, 1997
                                    ------------------     -----------------
   Securities available
    for sale - unrealized gains       $   3,574,451          $   3,382,746
   Less amounts related to:
     Policy liabilities                   1,474,848              1,271,701
     Deferred income taxes                  854,006                826,328
                                       ------------           ------------
   Accumulated other comprehensive
    income, net unrealized gains on
    securities available for sale     $   1,245,597          $   1,284,717
                                       ============           ============


7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At June 30, 1998, and December 31, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $3.3 billion and $3.0 billion, respectively, at fair value. The securities received as collateral in the amount of $3.3 billion at June 30, 1998, are for transactions that occurred after December 31, 1997. This collateral, and the related liability for the return of such collateral, are no longer included on the balance sheet at June 30, 1998, under the accounting provisions of SFAS No. 125 and SFAS No. 127. (See Note 2 of the Notes to the Consolidated Financial Statements.)


8.  Common Stock

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split was payable to shareholders of record as of May 22, 1998, and the additional shares were issued on June 8, 1998. All share and per-share amounts in the accompanying financial statements have been restated for this split.

     The following is a reconciliation of the number of shares of the Company's common stock for the six months ended June 30:

 (In thousands)                                    1998            1997
                                                ----------      ----------
Common stock - issued:
  Balance at beginning of year                    316,380         314,478
  Exercise of stock options                           978           1,157
                                                 --------        --------
  Balance at end of period                        317,358         315,635
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     49,944          38,708
  Purchases of treasury stock:
    Open market                                     1,456           3,863
    Received from employees for
      taxes on option exercises                       149             299
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (579)           (798)
  Exercise of stock options                          (287)           (131)
                                                 --------        --------
  Balance at end of period                         50,683          41,941
                                                 --------        --------
Shares outstanding at end of period               266,675         273,694
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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1998 and 1997 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review is included on page 16.

KPMG PEAT MARWICK LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1998, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows and shareholders' equity for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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




Atlanta, GA
July 27, 1998

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


RESULTS OF OPERATIONS

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split was payable to shareholders of record as of May 22, 1998, and the additional shares were issued on June 8, 1998. All share and per-share amounts in this report have been restated for this split.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate. The tax rate for AFLAC Japan declined from 45.3% to 41.7%. For the Company, this rate change reduced income tax expense on operating earnings beginning May 1, 1998. Management estimates the impact of this tax change will increase net operating earnings for the year 1998 by approximately $10.0 million.

     According to generally accepted accounting principles, the effect of the rate reduction on the deferred income tax liability must be recognized in income tax expense in the period the tax law was enacted. This tax rate reduction was recognized in the first quarter of 1998, and it lowered income tax expense and increased net earnings by $121.1 million for the six months ended June 30, 1998. The tax rate reduction increased basic and diluted earnings per share by $.46 and $.44, respectively, for the six months ended June 30, 1998.

     During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a mandated policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.5 billion using the June 30, 1998, exchange rate) over a 10-year period. Individual company contributions are to be based on relative company size. The charge for the Company's share of the total contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111.3 million for the six months ended June 30, 1998. The after-tax charge was $64.9 million, or $.24 for both basic and diluted earnings per share.

     The table on the following page sets forth the results of operations by business segment for the periods shown and the percentage change from the prior period.

                                      SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                           (In millions, except for per-share amounts)
                                              Three Months Ended June 30,                   Six Months Ended June 30,
                                       ----------------------------------------       ----------------------------------------
                                       Percentage Change        1998     1997         Percentage Change        1998     1997
                                       -----------------      -----------------       -----------------      -----------------
Operating earnings:
  Insurance operations:
      AFLAC Japan.....................       (2.2)%           $ 118.9  $ 121.5               (1.8)%          $ 244.1  $ 248.7
      AFLAC U.S.......................       27.1                55.7     43.8               37.8              112.0     81.3
                                                               ------   ------                                ------   ------
        Total ........................        5.6               174.6    165.3                7.9              356.1    330.0
  Broadcast division operations.......                              -        -                                     -      3.5
  Interest expense,
    noninsurance operations...........       11.0                (2.8)    (3.1)               4.0               (5.5)    (5.7)
  Corporate expenses, other
    operations and eliminations.......       19.2               (11.2)   (13.8)              14.9              (25.3)   (29.8)
                                                               ------   ------                                ------   ------
    Pretax operating earnings.........        8.2               160.6    148.4                9.2              325.3    298.0
    Income taxes......................        2.2                57.8     56.5                2.7              118.8    115.6
                                                               ------   ------                                ------   ------
    Operating earnings................       11.9               102.8     91.9               13.3              206.5    182.4
Non-operating items:
  Realized investment gains (losses),
    net of tax........................                            (.1)     (.3)                                   .4      (.6)
  Provision for the mandated
    policyholder protection fund,
    net of tax........................                              -        -                                 (64.9)       -
  Deferred tax benefit from Japan
    tax rate reduction................                              -        -                                 121.1        -
  Gain on sale of television
    business, net of tax..............                              -    211.2                                     -    211.2
                                                               ------   ------                                ------   ------
    Net earnings......................      (66.1)            $ 102.7  $ 302.8              (33.0)           $ 263.1  $ 393.0
                                                               ======   ======                                ======   ======
    Net earnings per share:
      Basic...........................      (65.8)            $   .38  $  1.11              (31.3)           $   .99  $  1.44
      Diluted.........................      (65.4)                .37     1.07              (31.7)               .95     1.39
                                                               ======   ======                                ======   ======
==============================================================================================================================
                                                              18

     The table on the previous page reclassifies non-operating items to facilitate the following discussion in line with how management views the business.

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection system, the benefit of the tax rate reduction, and in 1997, the gain from the sale of the television business. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


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

                      AFLAC Incorporated and Subsidiaries
                          Selected Percentage Changes*
                     (For the periods ended June 30, 1998)

                                  Three Months              Six Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes**    Changes     Changes**
                              ---------   ---------    ---------   ---------
Premium income                 (2.9)%         7.5%       (.2)%         7.3%
Net investment income           3.2          12.2        6.8          13.5
Total revenues                 (2.2)          8.0         .3           7.7
Total benefits and expenses    (3.2)          7.2        (.5)          7.0
Operating earnings             11.9          18.5       13.3          18.0
Operating earnings per share   15.6          21.9       17.2          21.9
----------------------------------------------------------------------------
* The numbers in this table are presented on an operating basis and there-fore exclude: the benefit of the tax rate reduction, the charge for the mandated policyholder protection fund, the sale of the television business, and realized investment gains and losses.
** Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen weakened in relation to the dollar throughout 1997 and the first half of 1998. The average yen-to-dollar exchange rates were 135.71 for the three months ended June 30, 1998, compared with 119.68 for the second quarter of 1997, and 131.90 and 120.48 for the six months ended June 30, 1998 and 1997, respectively. Operating earnings per share, which were affected by the fluctuations in the value of the yen, increased 15.6% to $.37 for the three months ended June 30, 1998, compared with the second quarter of 1997, and increased 17.2% to $.75 per share for the six months ended June 30, 1998, compared with the same period in 1997. The weakening of the yen in 1998 lowered operating earnings by approximately $.02 per share for the second quarter and $.03 per share for the six months ended June 30, 1998, which was solely attributable to the translation effect of the fluctuations in the yen.

     Despite the weakening of the yen during 1998, operating earnings per share increased for the three-month period ended June 30, 1998 compared with the same period in 1997 and increased for the six months ended June 30, 1998, compared with the six months ended June 30, 1997. The increases in operating earnings per share reflected earnings contributions in the functional currencies of AFLAC's core insurance operations in Japan and the United States, additional investment income on the proceeds from the sale of the television business, and a consolidated benefit from additional investment income associated with profit repatriations from AFLAC Japan to AFLAC U.S. The Company's share repurchase program also benefited earnings on a per-share basis.

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

      Annual Yen
        Average        Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1997         on EPS
     -------------     ----------------      ---------       ----------
     1998 @ 115.00         $  1.64              23.3%          $  .04
     1998 @ 120.00            1.61              21.1              .01
     1998 @ 121.07*           1.60              20.3                -
     1998 @ 125.00            1.58              18.8             (.02)
     1998 @ 130.00            1.55              16.5             (.05)
     1998 @ 135.00            1.53              15.0             (.07)
     1998 @ 140.00            1.50              12.8             (.10)

     *Actual exchange rate for the year ended December 31, 1997.

     If the exchange rate as of June 30, 1998, remained constant for the remainder of 1998, the cumulative average rate would be approximately 136.45 and the annual operating diluted earnings per share would approximate $1.52, assuming the Company's earnings objective is met.

     In April 1998, the Company raised its 1999 objective for growth in operating earnings per share to 20% from a range of 15% to 17% excluding the impact of currency fluctuations, primarily due to the benefit of the tax rate reduction in Japan.

PROFIT REPATRIATION

     AFLAC Japan repatriated profits to AFLAC U.S. of $347.0 million in 1997 and $217.3 million in 1996. The profit transfer in 1997 included $124.8 million of a non-recurring nature. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit AFLAC U.S. investment income and consolidated operations because higher investment yields can be obtained on funds invested in the United States. Also, income tax expense is lower on investment income earned in the United States. Management estimates that cumulative profit transfers from 1992 through 1997 have benefited consolidated net earnings by $13.5 million and $8.8 million for the three months ended June 30, 1998 and 1997, respectively, and $26.7 million and $17.4 million for the six months ended June 30, 1998 and 1997, respectively. The Company repatriated 21.7 billion yen ($154.2 million) from AFLAC Japan to AFLAC U.S. in July 1998. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.2 billion, which has enhanced the Company's flexibility and profitability.


SHARE REPURCHASE PROGRAM

     During the second quarter of 1998, the Company purchased 1.3 million shares of its common stock. As of June 30, 1998, the Company had approximately 9.7 million shares still available for purchase under current repurchase authorizations from the board of directors. The Company has purchased 55.0 million shares (through June 30, 1998) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.


INCOME TAXES

     The Company's effective income tax rates on operating earnings for the six months ended June 30, 1998 and 1997 were 36.5% and 38.8%, respectively. Japanese income taxes on AFLAC Japan's operating results, which were taxed at Japan's corporate income tax rate of 45.3% through April 30, 1998, and 41.7% thereafter, accounted for most of the Company's income tax expense. The decline in the effective tax rates in 1998 and 1997 resulted primarily from the weakening of the yen and increased contributions in earnings from the Company's U.S. business segment.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks fourth in terms of individual policies in force and 16th in terms of assets.

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

                                 AFLAC JAPAN
                         SUMMARY OF OPERATING RESULTS

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
(In millions)                        1998        1997      1998      1997
                                    ------------------   ------------------
Premium income...................  $1,129.2  $1,204.4   $2,310.1  $2,381.1
Investment income, as adjusted*..     231.8     228.0      469.0     449.5
Other income.....................        .3       1.1        1.3       1.4
                                    -------   -------    -------   -------
  Total revenues, as adjusted*...   1,361.3   1,433.5    2,780.4   2,832.0
                                    -------   -------    -------   -------
Benefits and claims..............     984.6   1,037.7    2,013.6   2,061.3
Operating expenses...............     247.0     267.5      500.5     508.6
                                    -------   -------    -------   -------
  Total benefits and expenses....   1,231.6   1,305.2    2,514.1   2,569.9
                                    -------   -------    -------   -------
    Pretax operating earnings,
     as adjusted*................     129.7     128.3      266.3     262.1
Investment income applicable to
 profit repatriations............     (10.8)     (6.8)     (22.2)    (13.4)
                                    -------   -------    -------   -------
    Pretax operating earnings....  $  118.9  $  121.5   $  244.1  $  248.7
                                    =======   =======    =======   =======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.................      (6.2)%    (1.7)%     (3.0)%    (2.8)%
  Investment income*.............       1.7         -        4.3      (1.2)
  Total revenues*................      (5.0)     (1.4)      (1.8)     (2.5)
  Pretax operating earnings*.....       1.1      (6.7)       1.6      (4.9)

  Pretax operating earnings......      (2.2)     (8.1)      (1.8)     (6.2)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.................       6.4%      9.3%       6.2%      9.7%
  Investment income*.............      15.5      11.4       14.3      11.6
  Total revenues*................       7.8       9.7        7.5      10.0
  Pretax operating earnings*.....      15.0       4.0       11.3       7.5

  Pretax operating earnings......      11.3       2.3        7.5       6.0
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims............      72.4%     72.4%      72.4%     72.7%
  Operating expenses.............      18.1      18.7       18.0      18.0
  Pretax operating earnings......       9.5       8.9        9.6       9.3

Ratio of pretax operating earnings
  to total reported revenues.....       8.8       8.5        8.9       8.8
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income for the three months ended June 30, 1998 and 1997 of $10.8 million and $6.8 million, respectively, and for the six months ended June 30, 1998 and 1997 of $22.2 million and $13.4 million, respectively, foregone due to profit repatriations.
============================================================================

AFLAC JAPAN SALES

     The increase in premium income in yen was due to sales of new policies and excellent policy persistency. As expected, AFLAC Japan produced a significant gain in second quarter sales. Comparisons to last year's second-quarter sales benefited from relatively weak sales results in 1997. However, management was very pleased with the volume of new business generated. New annualized premium sales for the three months ended June 30, 1998, increased 31.1% to 18.4 billion yen, or $136.4 million. The Company's founding product, cancer life insurance, contributed to the strong sales growth in the quarter, representing approximately 49% of new business. At the same time, AFLAC Japan's newest product offering, "Rider MAX," continued to be well-received by consumers. Rider MAX, which provides accident and supplemental benefits for general hospitalization, is being marketed as a rider to the popular cancer life policy. Rider MAX accounted for about 34% of second quarter sales, and management expects its sales success to continue in the second half of the year. For the six months, new sales were up 20.7% to 33.8 billion yen, or $256.6 million.

     In addition to new sales, management was also pleased with the expansion of the distribution system in Japan, specifically with the recruitment of individual sales agents. For the first six months of the year, AFLAC Japan recruited about 1,200 new agents, compared with less than 700 for the entire year of 1997. Management believes AFLAC Japan's growing sales network and broadened product line will allow the Company to make continued gains in Japan's insurance marketplace. Management has set an objective for AFLAC Japan's sales to increase approximately 15% to 20% for the year 1998 compared with 1997.


AFLAC JAPAN INVESTMENTS

     Due to Japan's weak economy, investment yields remained at historically low levels, which made investing AFLAC Japan's huge cash flows very challenging. However, by focusing on selected sectors, the Company purchased yen-denominated securities at an average yield of 3.73% during the quarter without sacrificing credit quality. Including dollar-denominated investments, the blended new money yield was 4.51% for the second quarter. As of July 20, the Company had invested or committed to invest approximately 63% of its expected 1998 cash flow at an average yield of 4.75%. This yield compares very favorably with the yield of Japanese government bonds and provides a significant spread over the reserving assumptions for new business.

     At the end of the second quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.40%, compared with 5.46% at the end of 1997. The return on average invested assets, after investment expenses, was 5.31% for the first six months of 1998, compared with 5.37% for the first six months of 1997.


AFLAC JAPAN OTHER

     In March 1997, the Japanese government ratified income tax provisions that increased income taxes on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. These provisions are effective for 1998. Management has mitigated some of the income tax impact on operating earnings through investment alternatives and by restructuring portions of the existing investment portfolio. Management estimates the net impact of this tax change will decrease net operating earnings for the year 1998 by $13 million.

     Operating expenses increased 3.8% in yen for the three months ended June 30, 1998, compared with the same period in 1997. In the second quarter of 1997, the Company recognized a pretax charge in the amount of 3 billion yen ($24.9 million) for its share of the voluntary policyholder protection fund that was established due to the failure of Nissan Mutual Life.


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

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
(In millions)                        1998        1997      1998      1997
                                    ------------------   ------------------
Premium income...................  $  292.9  $  260.4   $  582.4  $  517.3
Investment income, as adjusted*..      27.7      26.9       54.2      50.8
Other income.....................        .8        .5        2.7        .8
                                    -------   -------    -------   -------
  Total revenues, as adjusted*...     321.4     287.8      639.3     568.9
                                    -------   -------    -------   -------
Benefits and claims..............     183.9     164.3      366.8     325.1
Operating expenses...............     107.5      96.8      211.1     191.4
                                    -------   -------    -------   -------
  Total benefits and expenses....     291.4     261.1      577.9     516.5
                                    -------   -------    -------   -------
    Pretax operating earnings,
     as adjusted*................      30.0      26.7       61.4      52.4

Investment income applicable to
 profit repatriations and proceeds
 from the sale of the television
 business........................      25.7      17.1       50.6      28.9
                                    -------   -------    -------   -------
    Pretax operating earnings....  $   55.7  $   43.8   $  112.0  $   81.3
                                    =======   =======    =======   =======
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................      12.5%     11.8%      12.6%     12.0%
  Investment income*.............       3.0      26.8        6.7      20.3
  Total revenues*................      11.7      13.1       12.4      12.7
  Pretax operating earnings*.....      12.3      11.4       17.2      10.8

  Pretax operating earnings......      27.1      43.0       37.8      34.0
----------------------------------------------------------------------------
Ratios to total revenues, as
 adjusted:*
  Benefits and claims............      57.3%     57.1%      57.4%     57.2%
  Operating expenses.............      33.4      33.6       33.0      33.6
  Pretax operating earnings......       9.3       9.3        9.6       9.2

Ratio of pretax operating earnings
  to total reported revenues.....      16.0      14.4       16.2      13.6
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended June 30, 1998 and 1997 of $25.7 million and $17.1 million, respectively, and for the six months ended June 30, 1998 and 1997 of $50.6 million and $28.9 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of the television business.
============================================================================

AFLAC U.S. SALES

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. New annualized premium sales for the second quarter marked the 14th consecutive quarter of double-digit sales increases and the second best quarter in the Company's history. During the second quarter, new sales rose 18.7% to $111.2 million. Accident/disability insurance again generated the greatest sales, with strong contributions from cancer, intensive care and hospital indemnity coverages. For the six months, new sales were up 16.6% to $219.2 million. Management believes the marketing success of the last several years has resulted from the combined strategy of product broadening, distribution expansion and improved brand awareness. Management has set an objective for new policy sales to increase by 12% to 15% for the year 1998.


AFLAC U.S. INVESTMENTS

     During the second quarter, available cash flow was invested at an average yield of 7.29%, compared with 7.89% during the second quarter of 1997. The return on average invested assets, net of investment expenses, was 7.40% for the first six months of 1998, compared with 7.58% for the first six months of 1997.


AFLAC U.S. OTHER

     In April 1998, the Company began selling cancer expense insurance in New York. Massachusetts and New Jersey still have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. AFLAC U.S. is marketing several of its other products in these states.

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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at June 30, 1998, was
141.00 yen to one U.S. dollar, 7.7% weaker than the exchange rate of 130.10 as of December 31, 1997. Management estimates that the weaker yen rate decreased reported investments and cash by $1.5 billion, total assets by $1.7 billion and total liabilities by $1.6 billion compared with the amounts that would have been reported for 1998 if the exchange rate had remained unchanged from year-end 1997.


INVESTMENTS AND CASH

     Securities available for sale are carried at fair value. The following table shows an analysis of investments and cash:

                                     June 30,    December 31,
(In millions)                         1998           1997        % Change
                                    ---------    ------------    --------
AFLAC U.S.:
  Total investments and cash, at
    cost or amortized cost          $   2,824     $   2,678         5.4%
  Unrealized gains on securities
    available for sale                    281           228
                                    ----------    ----------
    Total investments and cash      $   3,105     $   2,906         6.8%
                                    ==========    ==========     ========
AFLAC Japan:
  Total investments and cash, at
    cost or amortized cost          $  16,339     $  16,743        (2.4)%
  Unrealized gains on securities
    available for sale                  3,293         3,155
                                    ----------    ----------
    Total investments and cash      $  19,632     $  19,898        (1.3)%
                                    ==========    ==========    =========
Consolidated:
  Total investments and cash, at
    cost or amortized cost          $  19,227     $  19,497        (1.4)%
  Unrealized gains on securities
    available for sale                  3,574         3,383
                                    ----------    ----------
    Total investments and cash      $  22,801     $  22,880         (.3)%
                                    ==========    ==========    =========


     Net unrealized gains of $3.6 billion on securities available for sale at June 30, 1998, consisted of $3.6 billion in gross unrealized gains and $57.4 million in gross unrealized losses.

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

                                  June 30, 1998       December 31, 1997
                                 --------------       -----------------
                  AAA                  34.4%                  38.3%
                  AA                   19.0                   20.5
                  A                    32.5                   28.9
                  BBB                  14.1                   12.3
                                      -----                  -----
                                      100.0%                 100.0%

     The Company does not currently hold any securities rated below investment grade.

     Private placement investments accounted for 39.6% and 36.3% of the Company's total fixed-maturity securities available for sale as of June 30, 1998, and December 31, 1997, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality. AFLAC requires that all private placement issuers have an initial rating of class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners and requires call protection limits of ten years or longer for such issues. Most of AFLAC's private placement issues are issued under medium term note programs and have standard covenants commensurate with credit rankings except when internal credit analysis indicates that additional protective and/or event risk covenants are required.


POLICY LIABILITIES

     Policy liabilities decreased $48.4 million, or .2%, during the first six months of 1998. AFLAC Japan decreased $156.3 million, or .9% (7.4% increase in yen), and AFLAC U.S. increased $107.5 million, or 5.7%. Management estimates the weaker yen rate decreased reported policy liabilities by $1.6 billion. Items that offset this decrease in policy liabilities caused by the weaker yen are the addition of new business, the aging of policies in force and the effect of market value adjustments on fixed-maturity securities. (See Note 6 of the Notes to the Consolidated Financial Statements.)


DEBT

     See Note 5 of the Notes to the Consolidated Financial Statements for information on debt outstanding at June 30, 1998.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 18.6% and 19.6% as of June 30, 1998, and December 31, 1997, respectively.

SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $.7 million for both the six months ended June 30, 1998 and 1997. For further information regarding such arrangements, see Note 7 of the Notes to the Consolidated Financial Statements.


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

     The Life Insurance Association of Japan, an industry organization, implemented a voluntary policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan has pledged investment securities to the Life Insurance Association of Japan for this program. During the first quarter of 1998, the Japanese Ministry of Finance and the Life Insurance Association of Japan agreed upon a mandated policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.5 billion using the June 30, 1998, exchange rate) over a 10-year period. The Company has recorded a liability for its share of these obligations. (See Note 4 of the Notes to the Consolidated Financial Statements.)


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

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. AFLAC may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The disposition of the television business has increased the Company's capital resources. Management believes outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion and funding the Company's share repurchase program.

     Parent Company capital resources are largely dependent upon the ability of the subsidiaries to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance (MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $20.9 million in the first six months of 1998 and $386.0 million and $253.6 million in the full years 1997 and 1996, respectively. AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $154.2 million in July 1998. During the last few years, the MOF has developed solvency standards, a version of risk-based capital requirements. Management believes the solvency margin of AFLAC Japan is very strong compared with other Japanese insurers. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1997.

     Currently, prescribed or permitted statutory accounting principles
(SAP) may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization of accounting principles throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 2001. One change is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. Management estimates AFLAC's deferred tax liability under the provisions of the project is approximately $180 million at December 31, 1997, using the recodified SAP. The capital and surplus of AFLAC, as determined on a U.S. statutory accounting basis, was $1.8 billion at December 31, 1997.


YEAR 2000

     The term "year 2000 issue" generally refers to the improper processing of dates and incorrect date calculations that might occur in computer software and hardware and embedded systems as the year 2000 is approached. The use of computer programs that rely on two-digit date fields to perform computations and decision-making functions may cause computer systems to malfunction when processing information involving dates after 1999. For example, any computer software that has date-sensitive coding might recognize a code of "00" as the year 1900 rather than the year 2000.

     The Company's overall plan to achieve year 2000 readiness includes the following phases: (1) the assessment phase, includes creating awareness of the issue throughout the Company and assessment of all systems, significant business processes and external interfaces and dependencies; (2) the remediation phase, includes updating or modifying systems which are identified as critical to the Company's efforts to become year 2000 ready;
(3) the testing phase includes the testing of systems which have been altered or replaced as part of the Company's efforts to become year 2000 ready; (4) the implementation phase includes the implementation of tested systems which have been altered or replaced as part of the Company's efforts to become year 2000 ready; and (5) contingency planning.

     In the United States, the assessment phase is complete and substantially all of the required system updating is complete. The testing and implementation phases are currently scheduled for completion by December 31, 1998.

     In Japan, the assessment phase is complete and the updating of required system changes is in progress. The Company currently estimates that the required system changes will be completed during the third quarter of 1998. The testing and implementation phases in Japan are currently scheduled for completion by December 31, 1998.

     The Company receives premium and claim information from many external sources in both Japan and the United States. Many employers pay premiums on behalf of their employees through payroll deduction plans. Failure by a significant number of these outside parties to have year 2000 ready systems could have a material effect on premium and claim processing by the Company. To help minimize this exposure, the Company is in the process of identifying and contacting certain customers to determine the status of their year 2000 readiness. There can be no guarantee that the systems of other companies on which the Company depends will be completed on a timely basis.

     The remaining estimated cost to complete the project is $3.5 million. Actual results could differ materially from this estimate and all costs associated with the year 2000 program are being expensed as incurred.

     At this time, the Company has not identified any business function within the U.S or Japan that it believes will suffer a material disruption as a result of year 2000 related events, if the plan is successfully implemented. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of year 2000 disruption, particularly as the plan moves into the implementation phase.

     The plan calls for the development of contingency plans for significant business risks that might result from year 2000 related events. As noted above, the Company has not identified any specific business function that it believes will be materially at risk of significant year 2000 related disruptions. Also, the remediation, testing and implementation phases are not yet complete. Therefore, the Company has not yet developed detailed contingency plans specific to year 2000 events. Development of these contingency plans is currently scheduled to occur during the first quarter of 1999, and as otherwise appropriate.


OTHER

     The board of directors has declared the third quarter cash dividend of $.065 per share. The dividend is payable on September 1, 1998, to shareholders of record at the close of business on August 20, 1998.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments are exposed to primarily three types of market risks. These are interest rate, equity price and foreign currency exchange rate risk.

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

     The hypothetical reduction in the fair value of the Company's total portfolio of fixed-maturity securities resulting from a 100 basis point increase in market interest rates is estimated to be $1.9 billion based on the Company's portfolio as of June 30, 1998. The effect on yen-denominated fixed-maturity securities is approximately $1.6 billion and the effect on dollar-denominated fixed-maturity securities is approximately $327.5 million.

     The Company has outstanding interest rate swaps on 64.8 billion yen of its variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate on these yen-denominated borrowings from variable to fixed. Therefore, there was no effect on earnings due to changes in market interest rates.

     At June 30, 1998, the Company also had yen-denominated borrowings in the amount of 6 billion yen ($42.6 million) with a variable interest rate of
 .80%. The effect on net earnings due to changes in market interest rates was immaterial. For further information on the Company's notes payable, see
Note 5 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at June 30, 1998, totaled $170.1 million, or .7% of total investments and cash on a consolidated basis. The Company uses beta analysis to measure the sensitivity of its equity securities portfolio to fluctuations in the broad market. The beta of the Company's equity securities portfolio is .96. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.6%, or $16.3 million.


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

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                 (June 30, 1998)

                                 126.00         141.00*        156.00
(In millions)                       Yen            Yen            Yen
----------------------------------------------------------------------------
Yen-denominated financial
 instruments:
  Assets:
   Fixed-maturity
    securities                 $ 19,741.7     $ 17,641.5     $ 15,945.2
   Cash and cash
    equivalents                     295.2          263.8          238.4
   Securities held as
    collateral**                  3,729.5        3,332.7        3,012.3
   Other financial
    instruments                      22.9           20.5           18.5
                                ---------      ---------      ---------
      Total                      23,789.3       21,258.5       19,214.4
                                ---------      ---------      ---------
  Liabilities:
   Securities held as
    collateral**                  3,729.5        3,332.7        3,012.3
   Notes payable                    561.9          502.1          453.8
                                ---------      ---------      ---------
      Total                       4,291.4        3,834.8        3,466.1
                                ---------      ---------      ---------
Net yen-denominated
 financial instruments           19,497.9       17,423.7       15,748.3
Other yen-denominated
 assets                           2,801.4        2,503.4        2,262.7
Other yen-denominated
 liabilities (primarily
 policy and claim reserves)     (21,976.5)     (19,638.7)     (17,750.3)
                                ---------      ---------      ---------
  Total yen-denominated
   net assets subject
   to foreign currency
   fluctuation                 $    322.8     $    288.4     $    260.7
                                =========      =========      =========
* Actual June 30, 1998, exchange rate.
**Off balance sheet financial instruments.

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation on page 19.


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

     The Company cautions that the following factors, in addition to other factors mentioned from time to time in the Company's reports filed with the SEC, could cause the Company's actual results to differ materially: regulatory requirements, assessments for insurance company insolvencies, competitive conditions, new products, Japanese Ministry of Finance approval of profit repatriations to the United States, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with the Company's investment activities, significant changes in interest rates and fluctuations in foreign currency exchange rates.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.


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




Date   August 12, 1998                         /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date   August 12, 1998                         /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only).