Form 10-Q
period 1998-09-30
AFLAC INC
filed 1998-11-09
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934



                   For the quarter ended September 30, 1998
                          Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         October 30, 1998
----------------------------                            ------------------
Common Stock, $.10 Par Value                            265,283,460 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997................       1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1998 and 1997
         Nine Months Ended September 30, 1998 and 1997...........       3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 1998 and 1997...........       5

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997...........       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended September 30, 1998 and 1997
         Nine Months Ended September 30, 1998 and 1997...........       8

       Notes to Consolidated Financial Statements................       9

       Review by Independent Certified Public
         Accountants.............................................      15

       Independent Auditors' Report..............................      16

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      17

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      32


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      36

     Item 6.  Exhibits and Reports on Form 8-K...................      36



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)
                                                September 30,  December 31,
                                                     1998          1997
                                                  (Unaudited)
                                                -------------  -------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $20,094,739 in 1998 and
      $19,121,128 in 1997)                      $ 24,269,830   $ 22,437,818
    Equity securities (cost, $90,165 in
      1998 and $80,270 in 1997)                      134,737        146,326
  Mortgage loans and other                             7,871         16,747
  Short-term investments                              45,910         43,344
  Cash and cash equivalents                          290,178        235,675
                                                ------------   ------------
    Total investments and cash                    24,748,526     22,879,910
 Receivables, primarily premiums                     234,147        213,469
 Receivables for security transactions                 2,296          2,184
 Accrued investment income                           248,666        264,956
 Deferred policy acquisition costs                 2,667,441      2,581,828
 Property and equipment, net                         371,999        386,049
 Securities held as collateral for
   loaned securities                                       -      3,034,241
 Other                                                93,374         91,368
                                                ------------   ------------
    Total assets                                $ 28,366,449   $ 29,454,005
                                                ============   ============

See the accompanying Notes to Consolidated Financial Statements.


(continued)
















                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
                (In thousands, except for per-share amounts)
                                                September 30,  December 31,
                                                    1998           1997
                                                 (Unaudited)
                                                ------------   ------------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                    $ 20,108,353   $ 18,398,830
      Unpaid policy claims                         1,091,846      1,010,519
      Unearned premiums                              270,593        276,673
      Other policyholders' funds                     212,721        199,046
                                                ------------   ------------
        Total policy liabilities                  21,683,513     19,885,068
    Notes payable                                    502,083        523,209
    Income taxes                                   1,743,224      1,827,337
    Payables for return of collateral on
      loaned securities                                    -      3,034,241
    Payables for security transactions               182,453        215,654
    Other                                            683,909        538,024
                                                ------------   ------------
      Total liabilities                           24,795,182     26,023,533
                                                ------------   ------------
  Shareholders' equity:
    Common stock of $.10 par value.  Authorized
      400,000 shares; issued 317,572 shares in
      1998 and 316,380 shares in 1997                 31,757         15,819
    Additional paid-in capital                       228,193        227,292
    Retained earnings                              2,763,063      2,442,309
    Accumulated other comprehensive income:
      Unrealized foreign currency
        translation gains                            211,814        274,074
      Unrealized gains on securities
        available for sale                         1,251,977      1,284,717
                                                ------------   ------------
        Total accumulated other
          comprehensive income                     1,463,791      1,558,791
    Treasury stock, at average cost                 (914,614)      (812,672)
    Notes receivable for stock purchases                (923)        (1,067)
                                                ------------   ------------
      Total shareholders' equity                   3,571,267      3,430,472
                                                ------------   ------------
      Total liabilities and
        shareholders' equity                    $ 28,366,449   $ 29,454,005
                                                ============   ============
      Shareholders' equity per share            $      13.48   $      12.88
                                                ============   ============

See the accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the two-for-one stock split issued June 8, 1998.

                                     2

                                                AFLAC INCORPORATED AND SUBSIDIARIES
                                                Consolidated Statements of Earnings
(In thousands, except for                              Three Months Ended September 30,      Nine Months Ended September 30,
 per-share amounts - Unaudited)                        --------------------------------     --------------------------------
                                                             1998             1997                 1998             1997
                                                         -----------      -----------         -----------      -----------
Revenues:
  Premiums, principally supplemental health insurance    $ 1,421,280      $ 1,508,697         $ 4,317,653      $ 4,412,040
  Net investment income                                      274,777          280,316             828,913          798,946
  Realized investment gains (losses)                          (1,863)          (4,568)             (2,131)          (5,703)
  Gain on sale of television business                              -                -                   -          267,223
  Other income                                                 5,352            5,175              15,638           33,344
                                                          ----------       ----------          ----------       ----------
        Total revenues                                     1,699,546        1,789,620           5,160,073        5,505,850
                                                          ----------       ----------          ----------       ----------
Benefits and expenses:
  Benefits and claims                                      1,159,638        1,241,090           3,544,175        3,632,839
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs         47,704           45,906             146,269          133,381
    Insurance commissions                                    184,047          198,905             561,204          582,017
    Insurance expenses                                       125,563          120,287             361,478          350,578
    Provision for mandated policyholder protection fund            -                -             111,279                -
    Interest expense                                           2,814            3,101               9,478           10,548
    Other operating expenses                                  18,310           24,521              51,007           76,597
                                                          ----------       ----------          ----------       ----------
        Total acquisition and operating expenses             378,438          392,720           1,240,715        1,153,121
                                                          ----------       ----------          ----------       ----------
        Total benefits and expenses                        1,538,076        1,633,810           4,784,890        4,785,960
                                                          ----------       ----------          ----------       ----------
        Earnings before income taxes                         161,470          155,810             375,183          719,890
Income taxes:
  Operations                                                  53,901           59,731             125,652          230,861
  Deferred tax benefit from Japan tax rate reduction               -                -            (121,120)               -
                                                          ----------       ----------          ----------       ----------
        Total income tax expense                              53,901           59,731               4,532          230,861
                                                          ----------       ----------          ----------       ----------
        Net earnings                                     $   107,569      $    96,079         $   370,651      $   489,029
                                                          ==========       ==========          ==========       ==========
(continued on next page)







                                                                3

                                             AFLAC INCORPORATED AND SUBSIDIARIES
                                        Consolidated Statements of Earnings (continued)
(In thousands, except for                         Three Months Ended September 30,       Nine Months Ended September 30,
 per-share amounts - Unaudited)                   --------------------------------       -------------------------------
                                                        1998            1997                   1998            1997
                                                    -----------     -----------            -----------     -----------
Net earnings per share:
  Basic                                             $       .40     $       .35            $      1.39     $      1.79
  Diluted                                                   .39             .34                   1.34            1.73
                                                     ==========      ==========             ==========      ==========
Shares used in computing earnings per share:
  Basic                                                 265,928         272,605                266,629         273,354
  Diluted                                               275,287         282,450                276,048         282,979
                                                     ==========      ==========             ==========      ==========
Cash dividends per share                            $      .065     $      .058            $      .188     $      .166
                                                     ==========      ==========             ==========      ==========


See the accompanying Notes to Consolidated Financial Statements.
Share and per-share amounts have been adjusted to reflect the two-for-one stock split issued June 8, 1998.


























                                                                4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                             Nine Months Ended September 30,
(In thousands - Unaudited)                        1998             1997
                                               ----------       ----------
Common stock:
  Balance at beginning of year                $    15,819      $    15,724
  Exercise of stock options                            74               84
  Two-for-one stock split                          15,864                -
                                               ----------       ----------
  Balance at end of period                         31,757           15,808
                                               ----------       ----------
Additional paid-in capital:
  Balance at beginning of year                    227,292          208,994
  Exercise of stock options                         5,049            4,240
  Gain on treasury stock reissued                  11,716            8,533
  Two-for-one stock split                         (15,864)               -
                                               ----------       ----------
  Balance at end of period                        228,193          221,767
                                               ----------       ----------
Retained earnings:
  Balance at beginning of year                  2,442,309        1,917,794
  Net earnings                                    370,651          489,029
  Cash dividends ($.188 per share
   in 1998 and $.166 in 1997)                     (49,897)         (45,050)
                                               ----------       ----------
  Balance at end of period                      2,763,063        2,361,773
                                               ----------       ----------
Accumulated other comprehensive income:
  Balance at beginning of year                  1,558,791          509,936
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                    (62,260)           9,276
  Unrealized gains (losses) on securities
   available for sale during period, net
   of income taxes and reclassification
   adjustments                                    (32,740)         341,123
                                               ----------       ----------
   Balance at end of period                     1,463,791          860,335
                                               ----------       ----------
Treasury stock:
  Balance at beginning of year                   (812,672)        (526,425)
  Purchases of treasury stock                    (122,556)        (159,479)
  Cost of shares issued to sales associates
   stock bonus plan and dividend
   reinvestment plan                               20,614           20,810
                                               ----------       ----------
  Balance at end of period                       (914,614)        (665,094)
                                               ----------       ----------
Notes receivable for stock purchases                 (923)            (814)
                                               ----------       ----------
  Total shareholders' equity                  $ 3,571,267      $ 2,793,775
                                               ==========       ==========
See the accompanying Notes to Consolidated Financial Statements.  Per-share amounts have been adjusted to reflect the two-for-one stock split issued
June 8, 1998.                        5

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In thousands - Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                 $   370,651      $   489,029
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities               1,623,713        1,750,978
    Deferred income taxes                         (174,445)          11,235
    Change in income taxes payable                  63,978            3,336
    Increase in deferred policy
     acquisition costs                            (161,446)        (174,686)
    Change in receivables and
     advance premiums                              (18,447)         (11,989)
    Gain on sale of television business                  -         (267,223)
    Provision for mandated policyholder
     protection fund                               111,279                -
    Other, net                                      19,304          158,267
                                                ----------       ----------
      Net cash provided by operating
       activities                                1,834,587        1,958,947
                                                ----------       ----------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Fixed-maturity securities sold                 647,231        1,517,566
    Fixed-maturity securities matured              511,649          295,641
    Equity securities                               49,284           48,256
    Mortgage loans and other investments, net        8,762            2,212
    Short-term investments, net                          -            2,546
  Costs of investments acquired:
    Fixed-maturity securities                   (2,773,852)      (4,002,063)
    Equity securities                              (44,133)         (43,013)
    Short-term investments, net                     (2,791)               -
  Proceeds from sale of television business              -          350,633
  Additions to property and equipment, net         (25,929)          (4,120)
                                                ----------       ----------
     Net cash used by
       investing activities                    $(1,629,779)     $(1,832,342)
                                                ----------       ----------


(continued)







                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In thousands - Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Cash flows from financing activities:
  Proceeds from borrowings                     $   113,758      $   253,833
  Principal payments under debt
   obligations                                    (122,437)        (189,570)
  Dividends paid to shareholders                   (49,897)         (45,050)
  Purchases of treasury stock                     (122,556)        (159,479)
  Treasury stock reissued                           32,330           29,343
  Other, net                                         5,123            4,324
                                                ----------       ----------
    Net cash provided/(used) by
      financing activities                        (143,679)        (106,599)
                                                ----------       ----------
Effect of exchange rate changes on cash
  and cash equivalents                              (6,626)          (4,318)
                                                ----------       ----------
    Net change in cash and cash equivalents         54,503           15,688

Cash and cash equivalents, beginning of year       235,675          209,095
                                                ----------       ----------
Cash and cash equivalents, end of period       $   290,178      $   224,783
                                                ==========       ==========

Supplemental disclosures of cash
  flow information:
    Cash payments during the period for:
      Interest on debt obligations             $     9,190      $     9,067
      Income taxes                                 196,523          215,198


See the accompanying Notes to Consolidated Financial Statements.















                                     7

                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                        Consolidated Statements of Comprehensive Income
                                                   (In thousands - Unaudited)
                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                       ---------------------------          ----------------------------
                                                           1998            1997                 1998            1997
                                                       ------------    ------------         ------------    ------------
Net earnings                                           $   107,569     $    96,079          $   370,651     $   489,029
                                                        ----------      ----------           ----------      ----------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains (losses) during
      the period                                           (25,319)         22,631               14,923           8,767
    Reclassification adjustment for realized
      currency loss on sale of subsidiary
      included in net earnings                                   -               -                    -             509
  Unrealized gains (losses) on securities
   available for sale:
    Unrealized holding gains (losses)
      occurring during the period                           35,784         100,520               24,849         532,285
    Reclassification adjustment for realized
      (gains) losses included in net earnings                2,560           4,243                2,050           5,293
                                                       -----------     -----------          -----------     -----------
        Total other comprehensive income,
         before income taxes                                13,025         127,394               41,822         546,854

Deferred income tax expense related to items
 of other comprehensive income                               7,735          (1,230)             136,822         196,455
                                                       -----------     -----------          -----------     -----------
        Other comprehensive income (loss),
         net of income taxes                                 5,290         128,624              (95,000)        350,399
                                                       -----------     -----------          -----------     -----------
        Total comprehensive income                     $   112,859     $   224,703          $   275,651     $   839,428
                                                       ===========     ===========          ===========     ===========

See the accompanying Notes to Consolidated Financial Statements.






                                                                8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of September 30, 1998, and the results of operations and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and statements of cash flows and shareholders' equity for the nine months ended September 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which is effective January 1, 2000.

     The Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, in December 1997. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments. It also provides guidance on how to measure the liability. This SOP is effective for 1999. The Company's present accounting method for guaranty fund and other insurance-related assessments substantially conforms to the requirements of this SOP.

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

3.  Japanese Income Taxes

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate. The tax rate for AFLAC Japan declined from 45.3% to 41.7%. For the Company, this rate change reduced income tax expense on operating earnings beginning May 1, 1998. The effect of this tax rate reduction was to lower 1998 income tax expense on operating earnings and increase net operating earnings by approximately $7.2 million for the nine months ended September 30, 1998.

     Under generally accepted accounting principles, the effect of the rate reduction on the deferred income tax liability must be recognized in income tax expense in the period the tax law was enacted. This tax rate reduction was recognized as of March 31, 1998 and lowered income tax expense and increased net earnings by $121.1 million. The tax rate reduction increased basic and diluted earnings per share by $.45 and $.44, respectively, for the nine months ended September 30, 1998.

     Effective January 1, 1998, the Japanese government changed the income tax provisions to increase income taxes on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. This tax change decreased net operating earnings for the nine months ended September 30, 1998 by $15.7 million.

     As a result of this Japanese tax change, the provision for deferred income taxes in the statements of comprehensive income for the nine months ended September 30, 1998, includes $58.7 million, for Japanese income taxes on unrealized gains existing as of January 1, 1998, on AFLAC Japan's dollar-denominated securities available for sale. Also, the provision for deferred income taxes on comprehensive income for the nine months ended September 30, 1998, includes Japanese income taxes of $74.6 million on certain unrealized foreign currency gains that arise for Japan tax purposes on translation of its dollar-denominated investments into yen.

4.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry will be required to contribute 490 billion yen ($3.6 billion using the September 30, 1998, exchange rate) over a 10-year period. Individual company contributions are to be based on relative company size. The charge for the Company's share of the total contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111.3 million for the nine months ended September 30, 1998. The after-tax charge was $64.9 million, or $.24 for both basic and diluted earnings per share.

5.  Notes Payable

     A summary of notes payable is as follows:

                                                 September 30,  December 31,
 (In thousands)                                      1998           1997
                                                 -------------  ------------
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement,
   due annually through July 2001:
    2.29% fixed interest rate                        $ 251,570    $ 348,962
    Variable interest rate (1.06% at
     September 30, 1998)                                44,330            -
  Revolving credit agreement due October 2002:
    1.24% fixed interest rate                          114,666      149,116
    Variable interest rate (1.01% at
     September 30, 1998)                                74,621            -
Obligations under capitalized leases, due
 monthly through 2002, secured by computer
 equipment in Japan                                     16,896       17,986
Other                                                        -        7,145
                                                     ---------    ---------
    Total notes payable                              $ 502,083    $ 523,209
                                                     =========    =========


     The Company has a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. Under the terms of the agreement, the borrowing limit was reduced to $325 million on July 15, 1998, and will reduce to $250 million on July 15, 1999, and $125 million on July 15, 2000. At September 30, 1998, 34.1 billion yen ($251.6 million) was outstanding at a fixed interest rate and
6.0 billion yen ($44.3 million) was outstanding at a variable interest rate.

     The Company also has an unsecured revolving credit agreement that provides for bank borrowings through October 2002 with a borrowing limit of $250 million, payable in either Japanese yen or U.S. dollars. At September 30, 1998, 15.5 billion yen ($114.7 million) was outstanding at a fixed interest rate and 10.1 billion yen ($74.6 million) was outstanding at a variable interest rate.

     The Company has outstanding interest rate swaps on 49.6 billion yen of its variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts. Under these agreements, the Company makes fixed-rate payments at 2.29% on one loan and 1.24% on another loan and receives floating-rate payments (.65% at September 30, 1998, plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate. Since most of these loans are with Japanese banks, the Company also pays the premium that Japanese banks are charged for short-term money. This is commonly referred to as the "Japan premium."

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

     The net effect of unrealized gains and losses from securities available for sale on accumulated other comprehensive income at the following dates was:

    (In thousands)                  September 30, 1998     December 31, 1997
                                    ------------------     -----------------
   Securities available
    for sale - unrealized gains       $   4,219,663          $   3,382,746
   Less amounts related to:
     Policy liabilities                   2,081,718              1,271,701
     Deferred income taxes                  885,968                826,328
                                       ------------           ------------
   Accumulated other comprehensive
    income, net unrealized gains on
    securities available for sale     $   1,251,977          $   1,284,717
                                       ============           ============

7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At September 30, 1998, and December 31, 1997, the Company held Japanese government bonds as collateral for loaned securities in the amount of $3.4 billion and $3.0 billion, respectively, at fair value. The securities received as collateral in the amount of $3.4 billion at September 30, 1998, are for transactions that occurred after December 31, 1997. This collateral, and the related liability for the return of such collateral, are no longer included on the balance sheet at September 30, 1998, under the accounting provisions of SFAS No. 125 and SFAS No. 127. (See Note 2 of the Notes to the Consolidated Financial Statements.)

8.  Common Stock

     On May 4, 1998, the board of directors declared a two-for-one stock split. This split was payable to shareholders of record as of May 22, 1998, and the additional shares were issued on June 8, 1998. All share and per-share amounts in the accompanying financial statements have been restated for this split.

     The following is a reconciliation of the number of shares of the Company's common stock for the nine months ended September 30:

 (In thousands)                                    1998            1997
                                                ----------      ----------
Common stock - issued:
  Balance at beginning of year                    316,380         314,478
  Exercise of stock options                         1,192           1,682
                                                 --------        --------
  Balance at end of period                        317,572         316,160
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     49,944          38,708
  Purchases of treasury stock:
    Open market                                     3,706           6,417
    Received from employees for
      taxes on option exercises                       212             384
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (940)         (1,126)
  Exercise of stock options                          (302)           (314)
                                                 --------        --------
  Balance at end of period                         52,620          44,069
                                                 --------        --------
Shares outstanding at end of period               264,952         272,091
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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 1998 and 1997 financial statements included in this filing have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1998, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows and shareholders' equity for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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




Atlanta, GA
October 26, 1998

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


RESULTS OF OPERATIONS

     The Company paid a two-for-one stock split on June 8, 1998. All share and per-share amounts in this report have been restated for this split.

     As a result of a Japanese tax rate reduction in 1998, net earnings increased $121.1 million due to a reduction in the deferred income tax liability. Also, the tax rate reduction increased net operating earnings by approximately $7.2 million for the nine months ended September 30, 1998.
For further information, see Note 3 of the Notes to the Consolidated Financial Statements.

     Also, effective January 1, 1998, the Japanese government changed the income tax provisions to increase income tax on investment income and realized gains received by foreign companies operating in Japan from securities issued from their home country. This tax change decreased net operating earnings by $15.7 million for the nine months ended September 30, 1998. For further information, see Note 3 of the Notes to the Consolidated Financial Statements.

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The pretax charge for the Company's share of the contribution obligation was $111.3 million. The after tax charge was $64.9 million. For further information regarding this policyholder protection fund, see Note 4 of the Notes to the Consolidated Financial Statements.

     The table on the following page sets forth the results of operations by business segment for the periods shown and the percentage change from the prior period.

                                    SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                         (In millions, except for per-share amounts)
                                         Three Months Ended September 30,               Nine Months Ended September 30,
                                     ----------------------------------------       ----------------------------------------
                                     Percentage Change        1998     1997         Percentage Change        1998     1997
                                     -----------------      -----------------       -----------------      -----------------
Operating earnings:
  Insurance operations:
      AFLAC Japan...................       (8.9)%           $ 121.7  $ 133.6               (4.3)%          $ 365.8  $ 382.3
      AFLAC U.S.....................       18.5                58.7     49.5               30.5              170.6    130.8
                                                             ------   ------                                ------   ------
        Total ......................       (1.5)              180.4    183.1                4.6              536.4    513.1
  Broadcast division operations.....          -                   -        -                  -                  -      3.5
  Interest expense,
    noninsurance operations.........        3.2                (2.2)    (2.3)               3.8               (7.7)    (8.0)
  Corporate expenses, other
    operations and eliminations.....       27.6               (14.9)   (20.4)              20.1              (40.1)   (50.2)
                                                             ------   ------                                ------   ------
    Pretax operating earnings.......        1.8               163.3    160.4                6.6              488.6    458.4
    Income taxes....................      (11.7)               54.9     62.2               (2.3)             173.7    177.9
                                                             ------   ------                                ------   ------
    Operating earnings..............       10.4               108.4     98.2               12.3              314.9    280.5
Non-operating items:
  Realized investment gains (losses),
    net of tax......................                            (.8)    (2.1)                                  (.4)    (2.7)
  Provision for the mandated
    policyholder protection fund,
    net of tax......................                              -        -                                 (64.9)       -
  Deferred tax benefit from Japan
    tax rate reduction..............                              -        -                                 121.1        -
  Gain on sale of television
    business, net of tax............                              -        -                                     -    211.2
                                                             ------   ------                                ------   ------
    Net earnings....................       12.0             $ 107.6  $  96.1              (24.2)           $ 370.7  $ 489.0
                                                             ======   ======                                ======   ======
    Net earnings per share:
      Basic.........................       14.3             $   .40  $   .35              (22.3)           $  1.39  $  1.79
      Diluted.......................       14.7                 .39      .34              (22.5)              1.34     1.73
                                                             ======   ======                                ======   ======
============================================================================================================================





                                                                18

     The table on the previous page reclassifies non-operating items to facilitate the following discussion in line with how management views the business.

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection system, the benefit of the Japan tax rate reduction, and in 1997, the gain from the sale of the television business. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results.

     The following table illustrates the effect of foreign currency translation on the Company's reported results by comparing those results as if foreign currency rates had remained unchanged from the comparable period in the prior year. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

                      AFLAC Incorporated and Subsidiaries
                          Selected Percentage Changes*
                   (For the periods ended September 30, 1998)

                                  Three Months              Nine Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes**    Changes     Changes**
                              ---------   ---------    ---------   ---------
Premium income                 (5.8)%         8.0%      (2.1)%         7.5%
Net investment income          (2.0)          9.6        3.8          12.1
Total revenues                 (5.2)          8.3       (1.6)          7.9
Total benefits and expenses    (5.9)          8.0       (2.3)          7.4
Operating earnings             10.4          18.6       12.3          18.2
Operating earnings per share   11.4          20.0       15.2          21.2
----------------------------------------------------------------------------
* The numbers in this table are presented on an operating basis and there-fore exclude: the benefit of the Japan tax rate reduction, the charge for the mandated policyholder protection fund, the sale of the television business, and realized investment gains and losses.
** Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen weakened in relation to the dollar throughout 1997 and the first three quarters of 1998. The average yen-to-dollar exchange rates were
139.92 for the three months ended September 30, 1998, compared with 117.97 for the third quarter of 1997, and 134.57 and 119.64 for the nine months ended September 30, 1998 and 1997, respectively. Despite the weakening of the yen during 1998, operating earnings per share increased 11.4% to $.39 for the three months ended September 30, 1998, compared with the third quarter of 1997, and increased 15.2% to $1.14 per share for the nine months ended September 30, 1998, compared with the same period in 1997. The weakening of the yen in 1998 lowered operating earnings by approximately $.03 per share for the third quarter and $.06 per share for the nine months ended September 30, 1998, which was solely attributable to the translation effect of the fluctuations in the yen. The increases in operating earnings per share reflected earnings contributions in the functional currencies of AFLAC's core insurance operations in Japan and the United States, and lower income tax expense due to the tax rate reduction in Japan. The Company's share repurchase program also benefited earnings on a per-share basis.

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

     Assuming that the objective for 1998 is achieved, the following table shows various results for operating earnings per share for the year 1998 when the estimated impact of foreign currency translation is included.

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

     If the exchange rate as of September 30, 1998, remained constant for the remainder of 1998, the cumulative average rate would be approximately
134.77 and the annual operating diluted earnings per share would approximate $1.53, assuming the Company's earnings objective is met.


PROFIT REPATRIATION

     AFLAC Japan repatriated profits to AFLAC U.S. of $154.2 million in 1998 and $347.0 million in 1997. The profit transfer in 1997 included $124.8 million of a non-recurring nature. The profit transfers to AFLAC U.S. adversely impact AFLAC Japan's investment income. However, repatriations benefit AFLAC U.S. investment income and consolidated operations because higher investment yields can be obtained on funds invested in the United States. Also, income tax expense is lower on investment income earned in the United States. Management estimates that cumulative profit transfers from 1992 through 1998 have benefited consolidated net earnings by $23.7 million and $17.0 million for the three months ended September 30, 1998 and 1997, respectively, and $41.9 million and $28.5 million for the nine months ended September 30, 1998 and 1997, respectively. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.2 billion, which has enhanced the Company's flexibility and profitability.


SHARE REPURCHASE PROGRAM

     During the third quarter of 1998, the Company purchased 2.3 million shares of its common stock. As of September 30, 1998, the Company had approximately 7.5 million shares still available for purchase under current repurchase authorizations from the board of directors. The Company has purchased 57.3 million shares (through September 30, 1998) since the inception of the share repurchase program in February 1994. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.


INCOME TAXES

     The Company's effective income tax rates on operating earnings for the nine months ended September 30, 1998 and 1997 were 35.5% and 38.8%, respectively. Japanese income taxes on AFLAC Japan's operating results, which were taxed at Japan's corporate income tax rate of 45.3% through April 30, 1998, and 41.7% thereafter, accounted for most of the Company's income tax expense. The decline in the effective tax rates in 1998 and 1997 resulted primarily from the weakening of the yen and increased contributions in earnings from the Company's U.S. business segment and, in 1998, the Japan tax rate reduction.


INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to the Company's earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks third in terms of individual policies in force and 16th in assets.

     The transfer of profits from AFLAC Japan to AFLAC U.S. distorts comparisons of operating results between years. Therefore, the AFLAC Japan summary of operations table on the following page presents investment income, total revenues and pretax operating earnings calculated on a pro forma basis in order to improve comparability between years. The pro forma adjustment represents cumulative investment income foregone by AFLAC Japan on funds repatriated to AFLAC U.S. during 1992 through 1998.

                                 AFLAC JAPAN
                         SUMMARY OF OPERATING RESULTS
                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
(In millions)                        1998        1997      1998      1997
                                    ------------------   ------------------
Premium income...................  $1,115.1  $1,237.5   $3,425.2  $3,618.6
Investment income, as adjusted*..     230.6     241.1      699.6     690.6
Other income.....................        .7        .4        2.0       1.8
                                    -------   -------    -------   -------
  Total revenues, as adjusted*...   1,346.4   1,479.0    4,126.8   4,311.0
                                    -------   -------    -------   -------
Benefits and claims..............     968.9   1,070.1    2,982.6   3,131.4
Operating expenses...............     243.7     264.6      744.1     773.2
                                    -------   -------    -------   -------
  Total benefits and expenses....   1,212.6   1,334.7    3,726.7   3,904.6
                                    -------   -------    -------   -------
    Pretax operating earnings,
     as adjusted*................     133.8     144.3      400.1     406.4
Investment income applicable to
 profit repatriations............     (12.1)    (10.7)     (34.3)    (24.1)
                                    -------   -------    -------   -------
    Pretax operating earnings....  $  121.7  $  133.6   $  365.8  $  382.3
                                    =======   =======    =======   =======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.................      (9.9)%     (.6)%     (5.3)%    (2.1)%
  Investment income*.............      (4.4)      4.0        1.3        .6
  Total revenues*................      (9.0)       .1       (4.3)     (1.6)
  Pretax operating earnings*.....      (7.3)      2.1       (1.6)     (2.6)

  Pretax operating earnings......      (8.9)      (.4)      (4.3)     (4.3)
----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.................       7.0%      7.6%       6.5%      9.0%
  Investment income*.............      13.4      12.6       14.0      12.0
  Total revenues*................       8.0       8.4        7.7       9.5
  Pretax operating earnings*.....       9.7      10.5       10.7       8.5

  Pretax operating earnings......       7.9       7.8        7.7       6.6
----------------------------------------------------------------------------
Ratios to total revenues, as adjusted:*
  Benefits and claims............      72.0%     72.3%      72.3%     72.7%
  Operating expenses.............      18.1      17.9       18.0      17.9
  Pretax operating earnings......       9.9       9.8        9.7       9.4

Ratio of pretax operating earnings
  to total reported revenues.....       9.1       9.1        8.9       8.9
----------------------------------------------------------------------------
*Adjusted investment income, total revenues and pretax operating earnings include estimates of additional investment income for the three months ended September 30, 1998 and 1997 of $12.1 million and $10.7 million, respectively, and for the nine months ended September 30, 1998 and 1997 of $34.3 million and $24.1 million, respectively, foregone due to profit repatriations.
============================================================================

AFLAC JAPAN SALES

     The increase in premium income in yen was due to sales of new policies and excellent policy persistency. During the third quarter, new annualized premium sales rose sharply, increasing 30.0% to 19.8 billion yen, or $141.4 million. Although comparisons to last year benefited from relatively weak sales in 1997, the volume of new business produced during the quarter was the largest since the third quarter of 1996. For the nine months, new sales were up 24.0% to 53.6 billion yen, or $398.0 million. These strong sales results have benefited throughout the year from existing products as well as our latest product offering - Rider MAX. Rider MAX has proven to be a very popular product among consumers and agents, accounting for approximately 30% of sales for the first nine months of 1998. In addition to product broadening, we are also committed to expanding our sales force in Japan. Through September, we have recruited more than 1,800 new agents, compared with fewer than 700 for the entire year of 1997. We believe our strategy of adding new products, increasing distribution, and emphasizing our financial strength will allow us to continue tapping into Japan's vast insurance market. Management has set an objective for AFLAC Japan's sales to increase approximately 15% to 20% for the year 1998 compared with 1997.


AFLAC JAPAN INVESTMENTS

     Historically low Japanese investment yields declined further in the third quarter, making the difficult task of investing substantial cash flows even more challenging. During the quarter, we purchased yen-denominated securities at an average yield of 3.34%. Including dollar-denominated investments, our blended new money yield was 3.78%. AFLAC Japan's investment portfolio remains conservatively positioned and comprises high-quality securities. We believe AFLAC Japan's financial strength is one of our greatest competitive advantages in the current environment.

     At the end of the third quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.31%, compared with 5.46% at the end of 1997. The return on average invested assets, after investment expenses, was 5.30% for the first nine months of 1998, compared with 5.36% for the first nine months of 1997.


INSURANCE OPERATIONS, AFLAC U.S.

     AFLAC U.S. pretax operating earnings continued to benefit from additional investment income earned on profit transfers received from AFLAC Japan. Estimated investment income earned from profits repatriated to and retained by AFLAC U.S. from 1992 through 1998, along with estimated investment income earned by AFLAC U.S. from the sales proceeds of the television business, have been reclassified in the following presentation in order to improve comparability between periods.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
(In millions)                        1998        1997      1998      1997
                                    ------------------   ------------------
Premium income...................  $  304.3  $  268.9   $  886.7  $  786.2
Investment income, as adjusted*..      28.5      26.3       82.7      77.1
Other income.....................       1.0        .6        3.7       1.4
                                    -------   -------    -------   -------
  Total revenues, as adjusted*...     333.8     295.8      973.1     864.7
                                    -------   -------    -------   -------
Benefits and claims..............     188.6     168.6      555.4     493.7
Operating expenses...............     113.0     100.3      324.1     291.6
                                    -------   -------    -------   -------
  Total benefits and expenses....     301.6     268.9      879.5     785.3
                                    -------   -------    -------   -------
    Pretax operating earnings,
     as adjusted*................      32.2      26.9       93.6      79.4

Investment income applicable to
 profit repatriations and proceeds
 from the sale of the television
 business........................      26.5      22.6       77.0      51.4
                                    -------   -------    -------   -------
    Pretax operating earnings....  $   58.7  $   49.5   $  170.6  $  130.8
                                    =======   =======    =======   =======
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.................      13.2%     12.5%      12.8%     12.2%
  Investment income*.............       8.3      19.6        7.3      20.0
  Total revenues*................      12.9      13.2       12.5      12.8
  Pretax operating earnings*.....      19.4      12.5       17.9      11.4

  Pretax operating earnings......      18.5      48.2       30.5      39.0
----------------------------------------------------------------------------
Ratios to total revenues, as
 adjusted:*
  Benefits and claims............      56.5%     57.0%      57.1%     57.1%
  Operating expenses.............      33.9      33.9       33.3      33.7
  Pretax operating earnings......       9.6       9.1        9.6       9.2

Ratio of pretax operating earnings
  to total reported revenues.....      16.3      15.5       16.2      14.3
----------------------------------------------------------------------------
*Excludes estimated investment income for the three months ended September 30, 1998 and 1997 of $26.5 million and $22.6 million, respectively, and for the nine months ended September 30, 1998 and 1997 of $77.0 million and $51.4 million, respectively, related to investment of profit repatriation funds retained by AFLAC U.S. and investment of proceeds from the sale of the television business.
============================================================================

AFLAC U.S. SALES

     The increase in premium income was primarily due to an increase in new sales over the last 12 months. New annualized premium sales surged 24.1% in the third quarter to $123.7 million. These results represent the best quarterly sales in the company's history, surpassing our previous record by more than $10 million. For the nine months, new sales were up 19.2% to $342.9 million. Accident/disability insurance remains our best selling product. However, we are pleased to see strong sales contributions from our cancer and hospital indemnity coverages as well. We attribute our strong U.S. growth in recent years to product broadening, distribution expansion and improved brand awareness. We believe these strengths will continue to benefit AFLAC U.S. in the future. Management has set an objective for new policy sales to increase by 12% to 15% for the year 1998.


AFLAC U.S. INVESTMENTS

     During the third quarter, available cash flow was invested at an average yield of 7.19%, compared with 7.46% during the third quarter of 1997. The return on average invested assets, net of investment expenses, was 7.43% for the first nine months of 1998, compared with 7.62% for the first nine months of 1997.


AFLAC U.S. OTHER

     During 1998, the Company began selling cancer expense insurance in New York and Connecticut. Massachusetts and New Jersey still have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as AFLAC's cancer expense insurance, or make its sale impractical. AFLAC U.S. is marketing several of its other products in these states.

     Management expects the operating expense ratio, excluding discretionary advertising expenses, to decline in the future due to continued improvements in operating efficiencies. By improving administrative systems and controlling other costs, the Company has been able to redirect funds to national advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has been relatively stable due to the mix of business shifting towards accident and hospital indemnity policies, which have lower benefit ratios than other products. Management expects future benefit ratios for some of the Company's supplemental products to increase slightly due to the Company's ongoing efforts to improve policy persistency by enhancing policyholder benefits. In addition, potential minimum benefit ratio requirements by insurance regulators may also result in an increase to these ratios. Management expects the pretax operating profit margin to remain largely unchanged for the rest of the year.


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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on the Company's financial statements. The yen/dollar exchange rate at the end of each period is used to convert yen-denominated balance sheet items into U.S. dollars for reporting purposes. The exchange rate at September 30, 1998, was 135.35 yen to one U.S. dollar, 3.9% weaker than the exchange rate of
130.10 as of December 31, 1997. Management estimates that the weaker yen rate decreased reported investments and cash by $797 million, total assets by $901 million and total liabilities by $873 million compared with the amounts that would have been reported for 1998 if the exchange rate had remained unchanged from year-end 1997.


INVESTMENTS AND CASH

     Securities available for sale are carried at fair value. The following table shows an analysis of investments and cash:

                                    September 30,   December 31,
(In millions)                           1998           1997        % Change
                                    ------------    ------------    --------
AFLAC U.S.:
  Total investments and cash, at
    cost or amortized cost           $   2,932       $   2,678         9.5%
  Unrealized gains on securities
    available for sale                     254             228
                                     ----------      ----------
    Total investments and cash       $   3,186       $   2,906         9.6%
                                     ==========      ==========     ========
AFLAC Japan:
  Total investments and cash, at
    cost or amortized cost           $  17,531       $  16,743         4.7%
  Unrealized gains on securities
    available for sale                   3,965           3,155
                                     ----------      ----------
    Total investments and cash       $  21,496       $  19,898         8.0%
                                     ==========      ==========    =========
Consolidated:
  Total investments and cash, at
    cost or amortized cost           $  20,529       $  19,497         5.3%
  Unrealized gains on securities
    available for sale                   4,220           3,383
                                     ----------      ----------
    Total investments and cash       $  24,749       $  22,880         8.2%
                                     ==========      ==========    =========


     Net unrealized gains of $4.2 billion on securities available for sale at September 30, 1998, consisted of $4.5 billion in gross unrealized gains and $263.4 million in gross unrealized losses.

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

                               September 30, 1998       December 31, 1997
                               ------------------       -----------------
                  AAA                 33.6%                    38.3%
                  AA                  19.9                     20.5
                  A                   31.2                     28.9
                  BBB                 15.2                     12.3
                  BB or lower           .1                        -
                                     -----                    -----
                                     100.0%                   100.0%

     Private placement investments accounted for 39.7% and 36.3% of the Company's total fixed-maturity securities available for sale as of September 30, 1998, and December 31, 1997, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, the Company has adhered to its conservative standards for credit quality. AFLAC requires that all private placement issuers have an initial rating of class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners. Most of AFLAC's private placement issues are issued under medium term note programs and have standard covenants commensurate with credit rankings except when internal credit analysis indicates that additional protective and/or event risk covenants are required.


POLICY LIABILITIES

     Policy liabilities increased $1.8 billion, or 9.0%, during the first nine months of 1998. AFLAC Japan increased $1.6 billion, or 9.2% (13.6% increase in yen), and AFLAC U.S. increased $151.3 million, or 8.1%. Management estimates the weaker yen rate decreased reported policy liabilities by $791.0 million. Increases in policy liabilities are caused by the addition of new business, the aging of policies in force and the effect of market value adjustments on fixed-maturity securities. (See Note 6 of the Notes to the Consolidated Financial Statements.)


DEBT

     See Note 5 of the Notes to the Consolidated Financial Statements for information on debt outstanding at September 30, 1998.

     The Company's ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on securities available for sale) was 17.8% and 19.6% as of September 30, 1998, and December 31, 1997, respectively.

SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $1.1 million for both the nine months ended September 30, 1998 and 1997. For further information regarding such arrangements, see Note 7 of the Notes to the Consolidated Financial Statements.


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

     The Life Insurance Association of Japan, an industry organization, implemented a voluntary policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan pledged investment securities to the Life Insurance Association of Japan for this program. During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry will contribute 690 billion yen ($5.1 billion using the September 30, 1998, exchange rate) over a 10-year period for these two funds. The Company has recorded a liability for its share of these obligations. (See Note 4 of the Notes to the Consolidated Financial Statements.)


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

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. AFLAC may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The disposition of the television business increased the Company's capital resources. Management believes outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion and funding the Company's share repurchase program.

     Parent Company capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. In addition to restrictions by U.S. insurance regulators, the Japanese Ministry of Finance
(MOF) imposes restrictions on, and requires approval for, the remittances of earnings from AFLAC Japan to AFLAC U.S. Payments are made from AFLAC Japan to the Parent Company for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $183.7 million in the first nine months of 1998 and $386.0 million and $253.6 million in the full years 1997 and 1996, respectively. AFLAC Japan repatriated profits to AFLAC U.S. in the amount of $154.2 million in July 1998. The MOF has developed solvency standards, a version of risk-based capital requirements. Management believes the solvency margin of AFLAC Japan is very strong compared with other Japanese insurers. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in the Company's annual report to shareholders for the year ended December 31, 1997.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization of accounting principles throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 2001. The most significant change is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. Management estimates AFLAC's deferred tax liability would be approximately $145 million at September 30, 1998, under the provisions of the recodified SAP. The capital and surplus of AFLAC, as determined on the present U.S. statutory accounting basis, was $1.8 billion at September 30, 1998.


YEAR 2000

     The term "year 2000 issue" generally refers to the improper processing of dates and incorrect date calculations that might occur in computer software and hardware and embedded systems as the year 2000 is approached. The use of computer programs that rely on two-digit date fields to perform computations and decision-making functions may cause systems to malfunction when processing information involving dates after 1999. For example, any computer software that has date-sensitive coding might recognize a code of "00" as the year 1900 rather than the year 2000.

     The Company's efforts to address year 2000 issues began in 1997. The Company has established a Year 2000 Executive Steering Committee, comprised of senior management and representatives of its information technology, financial, legal, internal audit and various operational areas to identify and address the Company's year 2000 issues throughout its U.S. and Japanese operations. The Company has also established a Year 2000 Project Office comprised of coordinators from each of the Information Technology division, Worldwide Headquarters business operations and AFLAC Japan. The Project Office established both domestic and Japanese plans to address year 2000 readiness and minimize the risk of business disruption caused by year 2000 issues. The Company has also engaged third party consultants to assist the U.S. and Japan in the year 2000 efforts.

     The plans contain five phases: (1) the assessment phase, which includes creating awareness of the issue throughout the Company and assessment of all systems, significant business processes, facilities and third party dependencies; (2) the remediation phase, which includes updating or modifying systems which are identified as critical to the Company's efforts to become Year 2000 ready; (3) the testing phase, which includes the testing of systems which have been updated or modified; (4) the implementation phase, which includes placing systems into the production environment. Additional comprehensive testing is then conducted to identify and resolve any remaining year 2000 issues; and (5) contingency planning.

     The Company's U.S. based financial and administrative systems, which include its policy processing and claims administration functions, are centralized at its Worldwide Headquarters. The assessment phase for each of these functions has been completed. The assessment of the year 2000 issues for its non-financial and administrative systems in the United States, such as systems found in printers, mail processing equipment and automated building systems has also been completed. The Company has substantially completed the remediation of all critical systems in these areas except for:
(i) the software system that supports the domestic forms inventory, purchasing and accounts payable functions, which is scheduled to be completed early in the second quarter of 1999; (ii) its field sales software product that permits the Company's agents to electronically process new policy applications; and (iii) the imaging systems which are used for electronic recording, storage, and retrieval of documents. Remediation for these systems is scheduled to be completed in the first quarter of 1999.

     Initial testing and implementation of the upgrades and modifications for the critical U.S. based systems, other than the three systems identified
above, are scheduled to be completed by December 31, 1998.   Follow-up
testing and verification of all critical domestic systems will continue throughout 1999 as an additional precaution. Contingency planning for any critical systems for which the Company believes it is reasonably at risk for business disruption due to year 2000 issues is scheduled to take place in the first and second quarters of 1999 following the completion of testing.

     The Company relies on its widely distributed customer base for continued payment of premiums. Many of the systems utilized by customers are automated and date dependent. A survey of customers was initiated to determine their year 2000 readiness. If a large number of customers are unable to submit premium payments in a timely or accurate manner due to year 2000 issues, the resulting delays could have a material adverse effect on the financial condition or results of operations of the Company. It is not currently possible to predict the probability of any delays occurring or the extent of such delays.

     The Company has completed the assessment phase for its critical information and business systems, as well as embedded systems, in Japan and currently is in the remediation, testing and implementation phases. Each of these phases is scheduled to be completed by December 31, 1998. Follow-up testing and verification of all critical Japanese systems will continue throughout 1999 as an additional precaution. The additional testing may raise new year 2000 issues that require further remediation and implementation activities, all of which are scheduled to be completed in the second quarter of 1999. Contingency planning is scheduled to take place in 1999.

     AFLAC Japan depends heavily on premium payments that are electronically transmitted by employers of the insured and third party payment agents. A survey of its more significant customers in Japan was recently initiated to determine whether such customers expect their ability to pay premiums in this fashion to be impacted by year 2000 issues. If a number of customers experience disruptions in their payroll or accounting systems due to year 2000 issues or if they are unable to transmit such information or payments to the Company in a timely fashion, it could cause delays in the Company's receipt of premium payments or information necessary to initiate new policies which in turn could have a material adverse effect on the Company's financial condition and results of operations. It is not currently possible to predict the probability of such delays occurring or their extent.

     The Company owns investments in publicly and privately placed fixed-maturity and equity securities in the U.S. and Japan, and other foreign countries. If a material portion of such securities are adversely impacted by year 2000 issues, the Company's investment portfolio may also be adversely impacted.

     Since the inception of the year 2000 project, the Company has incurred costs of approximately $15 million for upgrades or modifications to address year 2000 issues through September 30, 1998. Of this amount, approximately $4 million was capitalized. The remaining cost to complete the various projects is currently estimated to be $17 million, of which $5 million is expected to be capitalized. These estimates have increased from amounts reflected in the past due to refinements in the calculations. The Company, however, may determine that additional expenditures are necessary following the completion of the testing and implementation phases. The Company's Information Technology personnel have spent considerable time and effort on the project. Consequently, the prioritization of non-year 2000 related projects has been more closely reviewed by management. However, management believes that any deferral of Information Technology projects due to the year 2000 effort will not have a material adverse effect on the Company's operations or financial condition.

     The actions taken by management under the year 2000 plans in the U.S. and Japan are intended to significantly reduce the Company's risk of a material business interruption based on year 2000 issues. Based on the facts currently known to it, the Company believes that such activities should significantly reduce the occurrence of year 2000 related business disruptions arising from its internal systems. Due to the uncertainty inherent in year 2000 issues, particularly with regard to Japanese customers' year 2000 readiness, and the various governmental functions, public utilities, financial infrastructures and similar outside facilities on which the Company depends in both the U.S. and Japan, the Company is unable to determine at this time whether the consequences of external year 2000 failures will have a material impact on the Company's financial condition or results of operations. Although a year 2000 failure with respect to any single internal or external system may not have a material adverse effect on the Company, the failure of multiple systems may cause a material disruption to the Company's business.

OTHER

     The board of directors declared the fourth quarter cash dividend of $.065 per share. The dividend is payable on December 1, 1998, to shareholders of record at the close of business on November 19, 1998.

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

     The hypothetical reduction in the fair value of the Company's total portfolio of fixed-maturity securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.2 billion based on the Company's portfolio as of September 30, 1998. The effect on yen-denominated fixed-maturity securities is approximately $1.8 billion and the effect on dollar-denominated fixed-maturity securities is approximately $341.1 million. The Company does not expect to realize security holding gains and losses because it has the ability to hold such securities to maturity.

     The Company has outstanding interest rate swaps on 49.6 billion yen of its variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on the Company's borrowing costs and effectively change the Company's interest rate on these yen-denominated borrowings from variable to fixed. Therefore, changes in market interest rates should have no material effect on earnings.

     At September 30, 1998, the Company also had yen-denominated borrowings in the amount of 16.1 billion yen ($119.0 million) with a variable interest rate of 1.03%. The effect on net earnings due to changes in market interest rates was immaterial. For further information on the Company's notes payable, see Note 5 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at September 30, 1998, totaled $134.7 million, or .5% of total investments and cash on a consolidated basis. The Company uses beta analysis to measure the sensitivity of its equity securities portfolio to fluctuations in the broad market. The beta of the Company's equity securities portfolio is 1.01. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.1%, or $13.6 million.

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

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                              (September 30, 1998)

                                 120.35         135.35*        150.35
(In millions)                       Yen            Yen            Yen
----------------------------------------------------------------------------
Yen-denominated financial
 instruments:
  Assets:
   Fixed-maturity
    securities                 $ 21,944.6     $ 19,512.6     $ 17,565.9
   Cash and cash
    equivalents                     230.8          205.2          184.7
   Securities held as
    collateral**                  3,770.0        3,352.2        3,017.7
   Other financial
    instruments                      25.1           22.4           20.1
                                ---------      ---------      ---------
      Total                      25,970.5       23,092.4       20,788.4
                                ---------      ---------      ---------
  Liabilities:
   Securities held as
    collateral**                  3,770.0        3,352.2        3,017.7
   Notes payable                    545.7          485.2          436.8
                                ---------      ---------      ---------
      Total                       4,315.7        3,837.4        3,454.5
                                ---------      ---------      ---------
Net yen-denominated
 financial instruments           21,654.8       19,255.0       17,333.9
Other yen-denominated
 assets                           2,908.1        2,585.8        2,327.8
Other yen-denominated
 liabilities (primarily
 policy and claim reserves)     (24,319.6)     (21,624.4)     (19,467.0)
                                ---------      ---------      ---------
  Total yen-denominated
   net assets subject
   to foreign currency
   fluctuation                 $    243.3     $    216.4     $    194.7
                                =========      =========      =========

* Actual September 30, 1998, exchange rate.
**Off balance sheet financial instruments.

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

     The Company cautions that the following factors, in addition to other factors mentioned from time to time in the Company's reports filed with the SEC, could cause the Company's actual results to differ materially: regulatory requirements, assessments for insurance company insolvencies, competitive conditions, new products, Japanese Ministry of Finance approval of profit repatriations to the United States, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with the Company's investment activities, significant changes in interest rates, fluctuations in foreign currency exchange rates and the ability of the Company, and third parties with whom the Company does business, to achieve year 2000 readiness for significant systems on a timely basis.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


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




Date   November 9, 1998                         /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date   November 9, 1998                         /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     27.0 - Financial Data Schedule (for SEC use only).