Form 10-K
period 1998-12-31
AFLAC INC
filed 1999-03-26
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission file no. 1-7434


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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 15, 1999, with $.10 par value, was 266,461,648. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $12,890,573,866.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-30 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-43 to 13-54 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-67 to 13-68
                               (Note 10 of the Notes to the Consolidated
                               Financial Statements).  The applicable
                               portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998, are included as Exhibit 13


               Item 2         Exhibit 13 - page 13-57 (Note 5 of the Notes
                               to the Consolidated Financial Statements)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-67
                               (Note 10 of the Notes to the Consolidated
                               Financial Statements)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-30


               Item 7A        Exhibit 13 - pages 13-7 to 13-8, and
                                13-17 to 13-21


               Item 8         Exhibit 13 - pages 13-31 to 13-75



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 3, 1999 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                            AFLAC Incorporated
                        Annual Report on Form 10-K
                   For the Year Ended December 31, 1998


                             Table of Contents
                                                                      Page

PART I

Item 1.   Business................................................     I- 1

Item 2.   Properties..............................................     I-20

Item 3.   Legal Proceedings.......................................     I-20

Item 4.   Submission of Matters to a Vote of Security Holders.....     I-20

Item 4A.  Executive Officers of the Company.......................     I-21


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

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management............................................   III- 1

Item 13.  Certain Relationships and Related Transactions..........   III- 1


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................    IV- 1

                                   PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated was incorporated in 1973 under the laws of the State of Georgia. AFLAC Incorporated is a general business holding company, and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its primary business is supplemental health insurance, which is marketed and administered primarily through its subsidiary, American Family Life Assurance Company of Columbus (AFLAC). Most of AFLAC's policies are individually underwritten and marketed at the worksite, with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance operations.

     We believe AFLAC is the world's leading writer of cancer expense insurance. In recent years, we have diversified our product offerings to include other types of supplemental health products in both the United States and Japan. AFLAC Japan also sells care plans, supplemental general medical expense plans, medical/sickness riders to our cancer plan, and a living benefit life plan. AFLAC U.S., in addition to cancer expense plans, sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care and short-term disability plans. We also offer several life insurance plans in the United States and Japan.

     The company is authorized to conduct insurance business in all 50 states, the District of Columbia, and several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 80%, 79% and 82% of the company's total revenues for 1998, 1997 and 1996, respectively, and 86% and 87% of total assets at December 31, 1998 and 1997, respectively.

     For financial information relating to our foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-30 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-43 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     Three significant items affected net earnings during the three-year period ended December 31, 1998.

     First, due to a corporate income tax rate reduction in Japan during 1998, the statutory tax rate for AFLAC Japan declined from 45.3% to 41.7%. This tax rate decline resulted in a reduction in our deferred income tax liability as of March 31, 1998, which increased net earnings by $121 million ($.46 per basic share and $.44 per diluted share) in 1998. For additional information on the income tax reduction, see Exhibit 13, page 13-61, Note 8 of the Notes to the Consolidated Financial Statements.

     The second factor affecting net earnings was a policyholder protection fund system mandated by the Japanese government during the first quarter of 1998. The pretax charge for our obligation to the new protection fund was $111 million ($65 million after tax, or $.24 per both basic and diluted shares). For further information regarding this policyholder protection fund, see Exhibit 13, page 13-43, Note 2 of the Notes to the Consolidated Financial Statements.

     Also affecting net earnings was the sale of our television business, which consisted of seven network-affiliated stations. The total pretax gain from the sale was $327 million. The sale of one station closed on December 31, 1996. The pretax and after-tax gains recognized in 1996 on this sale were $60 million and $48 million, respectively. The effect of the after-tax gain on 1996 basic and diluted net earnings per share was $.17 and $.16, respectively. The pretax and after-tax gains recognized during the second quarter of 1997 on the closing of the six remaining stations were $267 million and $211 million, respectively. The effect of the after-tax gain on 1997 basic and diluted net earnings per share was $.77 and $.75, respectively. For further information, see Exhibit 13, page 13-43, Note 2 of the Notes to the Consolidated Financial Statements.

     The following discussion of earnings comparisons focuses on pretax operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection fund, the benefit of the Japanese tax rate reduction and the gains from the sale of the television business. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The yen weakened in relation to the dollar throughout 1996, 1997 and most of 1998. The average yen-to-dollar exchange rates were 130.89 in 1998,
121.07 in 1997 and 108.84 in 1996. The weakening of the yen during the three-year period lowered operating earnings by $.05 per share in 1998 compared with 1997, $.09 per share in 1997 compared with 1996 and $.15 per share in 1996 compared with 1995. Despite the weakening of the yen, operating earnings per share increased 17.3% to $1.56 in 1998, 10.8% to $1.33 in 1997, and 2.6% to $1.20 in 1996.

     Our primary financial objective is the growth of operating earnings per share before the effect of foreign currency translations. In 1996, we set this objective at an annual growth rate of 15% to 17% through the year 2000. In early 1998 we increased our goal for 1998 to 20% growth, which we exceeded. Excluding the effect of currency fluctuations, operating earnings per share increased 21.1% in 1998, 18.3% in 1997 and 15.4% in 1996.

     In April 1998, we raised our 1999 objective for growth in operating earnings per share to 20% excluding the impact of currency fluctuation. For further information, see Exhibit 13, pages 13-7 to 13-8 (Foreign Currency Translation section of MD&A).

     Insurance premiums and investment income from insurance operations are the major sources of revenues. Our consolidated premium income was $5.9 billion for each of the years in the three-year period ended December 31, 1998. For further information on our consolidated premiums earned by business segment, see Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-43, incorporated herein by reference.

     The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business in Japan and the United States for the years ended December 31.

 (In millions)                        1998          1997          1996
                                    --------      --------      --------
Annualized premiums in force,
  at beginning of year              $  5,811      $  5,953      $  5,873
    New issues including
      policy conversions               1,061           921         1,056
    Change in unprocessed
      policies                           (24)          (65)           39
    Lapses and surrenders               (552)         (479)         (423)
    Other                                 23            26             1
    Foreign currency translation
      adjustment                         612          (545)         (593)
                                     -------       -------       -------
Annualized premiums in force,
  at end of year                    $  6,931      $  5,811      $  5,953
                                     =======       =======       =======


INVESTMENTS AND INVESTMENT RESULTS

     During the fourth quarter of 1998, we revised our investment management policy regarding the holding-period intent for certain of our private placement debt securities. Our past practice was to hold these securities to their contractual or economic maturity dates. We have now made this our formal policy. Accordingly, debt securities carried at a fair value of $6.4 billion were reclassified as of October 1, 1998, from the category "available for sale" to the category "held to maturity." The related unrealized gain of $1.1 billion as of October 1, 1998, on these securities is being amortized over the remaining term of the securities. Securities that are available for sale are reported in the balance sheet at fair value and securities that are held to maturity are reported at amortized cost.

     In recent years, AFLAC Japan has purchased perpetual debenture securities issued primarily by European and Japanese banks. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the issue-date fixed-rate interest coupons subsequently increase to a market-interest rate plus 150 to 300 basis points and change to a variable-interest rate basis, generally by the 25th year after issuance, creating an economic maturity date.

     The following table shows an analysis of investment securities (at cost or amortized cost) at December 31:

                                      AFLAC Japan          AFLAC U.S.
(In millions)                        1998     1997       1998     1997
                                   -----------------   -----------------
Available for sale:
  Fixed-maturity securities        $12,886   $13,527   $ 2,813   $ 2,546
  Perpetual debentures               1,344     3,011        70        37
  Equity securities                     22         7        79        73
                                    ------    ------    ------    ------
    Total available for sale        14,252    16,545     2,962     2,656
                                    ------    ------    ------    ------
Held to maturity:
  Fixed-maturity securities          3,947         -         -         -
  Perpetual debentures               3,494         -         -         -
                                    ------    ------    ------    ------
    Total held to maturity           7,441         -         -         -
                                    ------    ------    ------    ------
      Total                        $21,693   $16,545   $ 2,962   $ 2,656
                                    ======    ======    ======    ======


     Net investment income was $1.1 billion in both 1998 and 1997, and $1.0 billion in 1996.

     AFLAC primarily invests within the United States, Japan and Euroyen
investment markets.   We maintain a strong portfolio by investing in
investment grade securities that provide us with a predictable source of investment income. When committing cash flows to new investments, we only purchase securities that are rated investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-13 and 13-17 to 13-30 (discussions relating to investments, balance sheet and cash flow) and pages 13-48 to 13-56 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INVESTMENTS - JAPAN

     Approximately 90.8% of the 332.1 billion yen ($2.9 billion) that AFLAC Japan had available for investment in 1998 was invested in yen-denominated securities at an average yield of 3.84%. We invested 55.8% in longer-dated securities at an average rate of 4.72%. The longer-dated sector includes purchases of dual-currency bonds (yen principal securities that pay a dollar coupon) at an average yield of 4.91%. An additional 35.0% was invested in yen-denominated securities of various other sectors. Dollar-denominated securities accounted for the remaining 9.2% of the purchases in 1998 at an average yield to maturity of 7.61%.

     We require that all private placement issuers have an initial rating of class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners. Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event risk covenants are required.

     Following is the composition of total investments and cash (at cost or amortized cost) for AFLAC Japan as of December 31:

                                         1998             1997
                                       --------         --------
Debt securities:
  Government and guaranteed              31.3%            36.7%
  Municipalities                          4.0              4.5
  Public utilities                       16.3             15.7
  Banks/financial institutions           35.9             31.9
  Other corporate                        10.9             10.0
Equity securities                          .1               .1
Cash and cash equivalents                 1.5              1.1
                                       ------           ------
                                        100.0%           100.0%
                                       ======           ======

     AFLAC invests primarily within the Japanese, U.S. and Euroyen fixed-maturity markets. We use specific criteria to judge the credit quality and liquidity of our investments, and use a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of AFLAC Japan's debt securities, at amortized cost, as of December 31 were as follows:

                                         1998             1997
                                        ------           ------
            AAA                          41.7%            47.8%
            AA                           16.6             17.4
            A                            28.0             26.8
            BBB                          13.7              8.0
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====

     As of December 31, 1998, we held no debt securities rated below "BBB." However, in January 1999, the credit ratings of several major Japanese financial institutions were downgraded. We owned debt securities issued by a Japanese bank in the amount of $454 million, or 1.8% of total company debt securities at December 31, 1998. Following the downgrade, these securities were rated "Ba1" by Moody's and "BB+" by Standard & Poor's.

     Japan's life insurance industry has contended with low investment yields for the last several years. Despite a series of premium rate increases designed to help offset the effect of lower yields, the low interest rate environment took its toll in April 1997 when Nissan Mutual Life Insurance Company was declared insolvent. As a result, more attention has been paid to the composition of the life insurance industry's assets. Our asset allocation is much different than the industry as a whole and, we believe, is better suited to a low interest rate environment. Based on March 31, 1998, Japanese Financial Supervisory Agency (FSA) data, AFLAC had the highest portfolio yield among all of Japan's major life insurers. AFLAC earned this distinction without sacrificing the quality of its portfolio.

     Our investments in the Japanese equity and investment real estate markets continued to be immaterial in 1998.


INVESTMENTS - U.S.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $154 million in 1998, compared with $347 million in 1997. The profit transfer in 1997 included $125 million of a non-recurring nature. Including profit repatriation and bond swaps, AFLAC U.S. invested $1.1 billion in 1998. Of that amount, approximately 6.2% was invested in U.S. government or agency securities at an average yield of 6.89%, and 90.3% was invested in corporate fixed-maturity securities at 7.26%. The remaining 3.5% was invested in equities.

     Following is the composition of total investments and cash (at cost or amortized cost) for AFLAC U.S. as of December 31:

                                         1998             1997
                                       --------         --------
Debt securities:
  U.S. Government                         4.0%             7.3%
  Municipalities                            -               .5
  Mortgage-backed securities               .9              9.0
  Public utilities                        6.2              4.2
  Sovereign and Supranational             4.0              4.0
  Banks/financial institutions           50.6             43.1
  Other corporate                        31.0             27.9
Equity securities                         2.6              2.7
Cash and cash equivalents                  .7              1.3
                                       ------           ------
                                        100.0%           100.0%
                                       ======           ======

     AFLAC U.S. debt securities, at amortized cost, as of December 31 were rated as follows:

                                         1998             1997
                                        ------           ------
            AAA                          11.2%            26.4%
            AA                           25.4             22.3
            A                            55.5             49.0
            BBB                           7.9              2.3
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====


INSURANCE - JAPAN

     AFLAC Japan's earned premiums by product lines are included in Note 2 of the Notes to the Consolidated Financial Statements, in Exhibit 13, page 13-43.

     The following table presents the changes in annualized premiums in force for AFLAC Japan health insurance for the years ended December 31:

(In millions)                           1998         1997         1996
                                      --------     --------     --------
Annualized premiums in force,
  at beginning of year                $  4,595     $  4,893     $  4,919
    New issues including
      policy conversions                   579          520          729
    Change in unprocessed
      policies                             (25)         (62)          47
    Lapses and surrenders                 (212)        (193)        (187)
    Other                                  (11)         (18)         (22)
    Foreign currency translation
      adjustment                           612         (545)        (593)
                                      --------     --------     --------
Annualized premiums in force,
  at end of year                      $  5,538     $  4,595     $  4,893
                                      ========     ========     ========

     We are experiencing a slight increase in lapses and surrenders due to the poor economic conditions in Japan.


INSURANCE PLANS - JAPAN

     AFLAC's insurance is supplemental in nature and is designed to provide insurance to cover medical and nonmedical costs that are not reimbursed under Japan's national health insurance system.

     The cancer life insurance plans offered for sale in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on page I-13) in that the Japanese policies also provide death benefits and cash surrender values (we estimate that approximately 32% of the premiums earned from all cancer life plans are associated with these benefits). In January 1997, AFLAC Japan introduced a new economy cancer life policy with lower premium rates and benefit levels. This plan was developed to mitigate the effect of premium rate increases due to low investment yields available in Japan.

     In 1992, we broadened our product line with the introduction of a new care product. Care insurance provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. Prior to the introduction of this care plan, we marketed a plan that primarily provided dementia care benefits.

     In 1995, we introduced two other products in Japan. The first product is an improved medical expense policy. It is similar to hospital indemnity insurance products in the United States and provides cash benefits to policyholders when they are hospitalized. This product is widely available in the Japanese insurance marketplace, but AFLAC's policy is very competitive. Our policy offers a maximum hospitalization benefit of 1,000 days, which is the longest period offered in the industry. Our medical expense coverage accounted for 2.7% of total sales in 1998, and 10.8% of total sales in 1997 compared with 3.1% in 1996.

     AFLAC Japan also introduced a new living benefit life plan in late 1995. This product is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. We are offering this product in two forms -- as a stand-alone policy or as a rider to the cancer life plan. The rider adds heart attack and stroke benefits to the cancer life policy. Marketing efforts for living benefit life primarily focus on the sale of the rider. Sales of the living benefit life plan were $41 million and $146 million in new annualized premium in 1998 and 1997, respectively.

     During 1997, AFLAC Japan began selling ordinary life products. Sales for 1998 and 1997 were immaterial.

     In September 1997, the Japanese government increased copayments for the employer-sponsored health care program from 10% to 20% for the primary insured, thereby increasing the portion of the costs the insured must pay. Given the increase in copayments, we believe AFLAC's products and riders that provide supplemental medical benefits will be especially appealing to consumers. As such, we began selling a new product called Rider MAX in 1998. Rider MAX provides accident and medical/sickness benefits to our popular cancer life policy.

     AFLAC Japan's sales mix is changing, although cancer life still accounts for the majority of insurance in force. Cancer life sales accounted for 49.4% of total new sales in yen in 1998, 52.5% in 1997 and 46.7% in 1996. We sold more than 948,000 riders of Rider MAX in 1998, which was its first year of availability. Rider MAX accounted for 33.2% of our sales for the year, and 39.9% of our cancer life policies were sold with Rider MAX. The rider we introduced in the fourth quarter of 1995, living benefit life, accounted for 7.2% of total new sales in 1998, 28.3% in 1997 and 39.5% in 1996. Care product sales represented 3.7% of total new sales in 1998, 6.8% in 1997 and 10.6% in 1996.

     Due to the continued low level of available investment yields in Japan, the industry regulators have directed insurers to increase premium rates on new policy issues in recent years. The last industry-wide increase was in the fourth quarter of 1996. At that time we increased premium rates by approximately 13% on new policy issues for all product lines. As a result of continuing low yields, the government is again directing life insurers to raise rates on new policy issues. We anticipate increasing premium rates in July 1999.


JAPANESE ECONOMY

     Japan's economy has been weak for several years. The economic downturn has spread to several Asian countries since mid-1997. The financial strength of many Japanese financial institutions has deteriorated, and some have experienced bankruptcy. As we have indicated in the past, the weak economy in Japan has resulted in a difficult marketing environment for AFLAC Japan, declining available investment yields for new investments and decreased consumer confidence.

     Although the Japanese government has developed various economic stimulus packages, the time required for the Japanese economy to recover remains uncertain.

AGENCY FORCE - JAPAN

     The development of a "corporate agency" system has been important to the growth of AFLAC Japan. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell AFLAC products to their employees, suppliers and customers. These agencies help us reach the employees of almost all of Japan's large corporations. We have no ownership interest in these corporate agencies.

     Our products are also sold through independent corporate agencies and individual agencies that are not affiliated with large companies. As of December 31, 1998, there were 7,010 agencies in Japan with 32,622 licensed agents, compared with 5,427 agencies and 25,293 licensed agents in Japan in 1997. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 60 offices located throughout Japan.


COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, we were the only company in Japan authorized to issue a cancer life insurance policy. Now, 16 other life companies offer cancer insurance. However, we remain the leading provider of cancer life insurance coverage in Japan, principally due to our lead time in the market, unique marketing system (see Agency Force - Japan), low-cost operations and product expertise developed in the United States. AFLAC has been very successful in the sale of cancer life policies in Japan, with 13.0 million cancer life policies in force at December 31, 1998.

     In 1998, AFLAC had a 89% market share of all stand-alone (non-rider) care insurance sold by life insurance companies. We believe the future demand for this product will be fueled by the Japanese government's plan to introduce a national care insurance program of its own. Given the current state of the Japanese economy, it is unlikely that the government can afford to pay for the entire program, and as a result, private care insurance will be an important aspect of the new program.

     In December 1996, the governments of the United States and Japan reached an agreement on deregulation of the Japanese insurance industry.
The agreement calls for the gradual liberalization of the industry through the year 2001 and includes provisions to avoid "radical change" in the third sector of the insurance industry, which includes our supplemental insurance products. AFLAC and other foreign-owned insurers, as well as some small-to-medium-sized Japanese insurers, operate primarily in the third sector. One of the measures for avoiding radical change in the third sector is the prohibition of additional Japanese life and non-life insurance companies from selling cancer or medical insurance until January 1, 2001. AFLAC has inherent competitive advantages through its distribution, products, administrative efficiency and financial soundness that should enable it to continue to grow, even in a more competitive environment. The ultimate impact, however, of deregulation still isn't known.

     AFLAC's strategy for future growth in Japan centers on broadening its product line and expanding the distribution system. Although the basic plan for growth is the same in Japan as in the United States, we have had to formulate a strategy specifically tailored for the Japanese insurance marketplace, which is very different from the United States. There are only 45 life insurance companies in Japan, compared with more than 2,000 in the United States. In Japan, insurers have traditionally been restricted in the types of policies they could offer. However, as Japan begins deregulating the insurance industry, the marketplace should become more competitive, with insurers able to offer more types of products, as they do in the United States. When deregulation is complete, we believe we will be able to sell more products than we are currently offering.


REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. These payments totaled $192 million in 1998, $386 million in 1997 and $254 million in 1996. Management fees paid to the Parent Company are largely based on expense allocations.

     A portion of AFLAC Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be remitted each year to AFLAC U.S. after satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. The Japanese Financial Supervisory Agency (FSA) imposes solvency standards that represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At this time, AFLAC Japan is in compliance with these standards, and we do not expect these requirements to adversely affect the repatriation of funds from Japan in the foreseeable future.

     Repatriated profits represent a portion of the after-tax earnings reported to the FSA on a March 31 fiscal year basis each year. Such regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles. Such differences relate primarily to the valuation of investments, policy benefit and claim reserves, acquisition costs and deferred income taxes. Among other items, fluctuations in currency translations of AFLAC Japan's U.S. dollar-denominated investments into yen also affect regulatory earnings. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year because of these differences. Management currently expects that 1999 profit repatriation will approximate 20 billion yen ($171 million using the December 31, 1998, exchange rate).

     During the second quarter of 1997, Nissan Mutual Life Insurance Company, a medium-sized Japanese insurer, was declared insolvent. All life insurers doing business in Japan had previously agreed to contribute to a voluntary policyholder protection fund that would be used to help offset insurer insolvencies. During the second quarter of 1997, AFLAC Japan recognized a pretax charge of 3.0 billion yen ($25 million) for its obligation to this policyholder protection fund. The after-tax charge was $14 million ($.05 per basic and diluted share). This assessment is payable semiannually over 10 years beginning in 1998.

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry is required to contribute $4.2 billion to this fund over a 10-year period. The total charge for our share of the contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111 million for the year ended December 31, 1998. The after-tax charge was $65 million, or $.24 per basic and diluted share.

     Effective January 1, 1998, the Japanese government changed the income tax provisions for foreign companies operating in Japan, increasing income taxes on investment income and realized gains/losses from securities issued by entities located in their home country. This change increases Japanese income taxes on the income from most of AFLAC Japan's dollar-denominated securities. In addition, the Japanese government enacted a reduction in the Japanese corporate income tax rate in March 1998. The statutory rate for AFLAC Japan declined from 45.3% to 41.7% beginning May 1, 1998. The net effect of these two Japanese tax changes increased income tax expense on consolidated operating earnings by approximately $10 million for the year ended December 31, 1998 (an increase of approximately $22 million from increased taxes on AFLAC Japan's dollar-denominated investment income, less approximately $12 million from the benefit of the statutory tax rate reduction).

     The Japanese tax rate reduction also resulted in a benefit to 1998 earnings of $121 million ($.46 per basic share, $.44 per diluted share) from the reduction of AFLAC Japan's deferred tax liability as of March 31, 1998 (the date of enactment of the reduced tax rate). The deferred tax reduction represented the effect of recalculating Japanese deferred income taxes at the new 41.7% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities.

     The Japanese income tax change in 1998 described above, relating to the income on AFLAC Japan's dollar-denominated securities issued by U.S. entities, also impacted income tax expense for the two other-comprehensive-income components for the year ended December 31, 1998. Deferred income tax expense on unrealized gains (losses) for 1998 on debt securities includes $76 million for AFLAC Japan's dollar-denominated securities, of which $59 million related to accumulated unrealized gains existing as of January 1, 1998 (the effective date of the tax law change). The deferred income tax benefits of $29 million on changes in unrealized foreign currency translation gains for 1998 represent Japanese income taxes on currency translation gains that arise for Japanese tax purposes from conversion of AFLAC Japan's dollar-denominated investments into yen. This tax benefit is net of a deferred income tax expense of $51 million on accumulated currency translation gains existing as of January 1, 1998.

     In late 1998, the Japanese government proposed a further reduction in the Japanese statutory income tax rate. The proposal would reduce AFLAC Japan's income tax rate from 41.7% to 36.2% effective April 1, 1999. The proposal is expected to be finalized in early 1999. Such tax rate reduction is not expected to reduce AFLAC's future consolidated income tax expense. Instead, it will largely result in a shift of income tax expense from Japan to the United States as a result of the U.S. foreign tax credit provisions.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the FSA, similar to the regulation and supervision in the United States as described on pages I-16 and I-17 under "Regulation - U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Also, financial and other affairs of AFLAC Japan are subject to examination by the FSA.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:

(In millions - unaudited)                           1998           1997
                                                  --------       --------
Net assets on GAAP basis                          $  2,726       $  2,541
Elimination of deferred policy
  acquisition costs                                 (2,340)        (1,940)
Elimination of unrealized gains and
  other adjustments to carrying value
  of debt securities                                (2,856)        (3,350)
Adjustment to policy liabilities                     1,384          1,612
Elimination of deferred income taxes                 1,478          1,635
Reduction in premiums receivable                      (128)          (114)
Policyholder protection fund                           175             29
Other, net                                             (42)           (13)
                                                  --------       --------
  Net assets on Japanese regulatory
    accounting basis                              $    397       $    400
                                                  ========       ========


     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-10 to 13-14 (AFLAC Japan section of MD&A) and pages 13-43 and 13-67 (Notes 2 and 10 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan had 2,038 employees at December 31, 1998. AFLAC Japan considers its employee relations to be excellent.


INSURANCE - U.S.

     AFLAC U.S.'s earned premiums by product line are summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-43.

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)                             1998        1997         1996
                                         ------      ------       ------
Annualized premiums in force at
  beginning of year                     $ 1,216     $ 1,060      $   954
    New issues including policy
      conversions                           482         401          327
    Change in unprocessed policies            1          (3)          (8)
    Lapses                                 (340)       (286)        (236)
    Other                                    34          44           23
                                         ------      ------       ------
Annualized premiums in force at
  end of year                           $ 1,393     $ 1,216      $ 1,060
                                         ======      ======       ======


HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is supplemental in nature and is designed for people who already have major medical or primary insurance coverage. Our supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder. We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. We currently offer a series of three different cancer plans in the United States that vary by benefit amount. All three plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests such as mammograms, pap smears, prostate exams, flexible sigmoidoscopy, etc. These plans also contain benefits that reimburse the insured for nursing services, home health care, extended care facilities, hospice, second surgical opinion, experimental treatment, evaluation/consultation from the National Cancer Institute, bone marrow and stem cell transplant, family lodging, ambulance, transportation, anesthesia, prosthesis, blood, and plasma expenses related to cancer treatments. We also issue several riders, including one that increases the amount of the first occurrence benefit on each rider anniversary date until the covered person reaches age 65 or until internal cancer is diagnosed. AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and our claim experience.

     We offer an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries. Fixed benefits for hospital confinement, emergency treatment, follow-up treatments, ambulance, transportation, family lodging, wellness, prosthesis, medical appliances and physical therapy are also provided. Optional disability riders are available to the primary insured and include choices of a sickness disability rider, on-the-job disability rider and off-the-job disability rider. These benefits are payable up to a maximum benefit period of one year and for one disability at a time.

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued include qualified and non-qualified long-term care plans, short-term disability, and a hospital confinement indemnity policy.


LIFE INSURANCE PLANS - U.S.

     AFLAC issues various life insurance policies including whole life, limited pay life, voluntary group term life and term life coverage.


AGENCY FORCE AND MARKETING - U.S.

     Our sales force is comprised of independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business monthly during 1998 was 7,918, compared with 7,376 in 1997 and 6,665 in 1996.

     Agents' activities are principally limited to sales, with policyholder service functions, including issuance of policies, premium collection, payment notices and claims handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of health and life insurance products. The state, regional and district sales coordinators are also independent contractors, and are compensated by override commissions.

     We have concentrated on the development of marketing at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC supplemental policies are portable so that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Group-issued plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Marketing at the worksite enables the agency force to reach a greater number of prospective policyholders than individual solicitation and lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     We continue to develop marketing arrangements with insurance brokers. Insurance brokers generally have better access to larger groups than independent agents. The core of our distribution network will remain independent agents.

     In 1998, AFLAC's U.S. premiums collected were $1.2 billion, 7.2% of which was collected in Texas, 6.5% in Florida, 6.0% in Georgia, and 5.7% in North Carolina. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.


COMPETITION - U.S.

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of other insurers, some of which have been in business for a longer period of time. In the United States, there are more than 2,000 life and accident and health insurance companies.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting basic hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not nonmedical) expenses incurred by an insured as a result of cancer or other major illnesses. AFLAC's policies are designed to provide coverage that is supplemental to coverage provided by major medical insurance. Our benefits may also be used to defray nonmedical expenses.

     Since other insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses, our supplemental insurance is not an alternative to major medical insurance, but is sold to complement (supplement) major medical insurance by helping cover the gap between major medical insurance reimbursements and the total costs of an individual's health care. Thus we compete only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of the major medical coverage offered by other insurers does represent a limitation on the market for our products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect our business opportunities. Conversely, any reduction of coverages, such as increased deductibles and copayments, by other insurers or governmental programs could favorably affect our business opportunities.

     We compete directly with other insurers offering supplemental health insurance and believe that our policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, pages 13-14 to 13-16 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.

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

     AFLAC and its subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by the regulatory authorities, and periodic examinations of the financial, market conduct, and other affairs of insurance companies.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization throughout the industry. These new accounting requirements are presently planned by the NAIC to be effective for 2001. They must also be adopted by the individual state insurance departments. The most significant change to AFLAC is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. We estimate AFLAC's deferred tax liability would be approximately $165 million at December 31, 1998, under the provisions of the recodified SAP. AFLAC's capital and surplus, as determined on the present U.S. statutory accounting basis, was $1.6 billion at December 31, 1998.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-67 (Note 10 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     The NAIC risk-based capital formula for U.S. life insurance companies established capital requirements based on insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control. Our NAIC risk-based capital ratio exceeds all regulatory action levels and continues to reflect a very strong statutory capital and surplus position.

     Two states have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as our cancer expense insurance, or make its sale impractical. These states are Massachusetts and New Jersey. Regulations in New York and Connecticut were recently changed to allow the sale of specified disease insurance. We are now marketing cancer insurance in New York and Connecticut. The remainder of the states do not impose prohibitions or restrictions that prevent us from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in Massachusetts and New Jersey.

     Under insurance guaranty fund laws in most U.S. states, insurance companies doing business in those states can be assessed for policyholder losses up to prescribed limits that are incurred by insolvent companies with similar lines of business. Such assessments have not been material to us in the past. We believe that future assessments relating to companies in the U.S. currently involved in insolvency proceedings will not materially impact the consolidated financial statements.


EMPLOYEES - U.S.

     In the U.S. insurance operations, we had 2,156 employees at December 31, 1998. We consider our employee relations to be excellent.


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


OTHER OPERATIONS

    In 1997, we sold our Canadian insurance subsidiary and on December 31, 1998, we sold our insurance operation in Taiwan. Both transactions produced nominal gains.

     The Company's other operations had 256 employees at December 31, 1998.


YEAR 2000

     The term "year 2000 issue" generally refers to incorrect date calculations that might occur in computer software and hardware as the year 2000 approaches. The use of computer programs that rely on two-digit date fields to perform computations and decision-making functions may cause systems to malfunction when processing information involving dates after 1999. For example, any computer software that has date-sensitive coding might recognize a code of "00" as the year 1900 rather than the year 2000.

     Our efforts to address year 2000 issues began in 1997. We established a Year 2000 Executive Steering Committee, made up of senior management and representatives of our information technology, financial, legal, internal audit and various operational areas to identify and address year 2000 issues throughout our U.S. and Japanese operations. We also established a Year 2000 Project Office consisting of department coordinators from Information Technology, Worldwide Headquarters business operations and AFLAC Japan. The Project Office established both domestic and Japanese plans to address year 2000 readiness and minimize the risk of business disruption caused by year 2000 issues. We also engaged third party consultants to assist AFLAC U.S. and AFLAC Japan with their year 2000 efforts.

     The plans contain five phases: (1) the assessment phase, which includes creating awareness of the issue throughout the company and assessment of all systems, significant business processes, facilities and third party dependencies; (2) the remediation phase, which includes updating or modifying systems which are identified as critical to our efforts to become year 2000 ready; (3) the testing phase, which includes the testing of systems that have been updated or modified; (4) the implementation phase, which includes placing systems into the production environment, as well as additional comprehensive testing to identify and resolve any remaining year 2000 issues; and (5) contingency planning.

     We have remediated substantially all of our critical production systems in both the United States and Japan. Verification that the critical production systems have been correctly remediated will continue through the third quarter of 1999 in a year 2000 test environment. The additional testing may raise new issues that require further remediation and implementation activities, all of which are scheduled to be completed in the third quarter of 1999. We intend to develop contingency plans for any critical systems that we determine may not be fully remediated during the second and third quarters of 1999 as testing is finalized. Testing and any further remediation and implementation activities required for non-critical systems will continue through the end of 1999.

     We rely on a widely distributed customer base in the United States and Japan for continued payment of premiums. Many of the systems utilized by our group accounts are automated and date dependent. We randomly surveyed group accounts in the United States to determine their year 2000 readiness. AFLAC Japan depends heavily on substantial premium payments that are electronically transmitted by third-party payment agents from employers of the insured. We have surveyed our more significant customers in Japan to determine whether such customers expect their ability to pay premiums or transmit policy and claims data in this fashion to be impacted by year 2000 issues. We have not yet conducted any tests with those customers in a year 2000 test environment and have no assurance that they will achieve year 2000 compliance. We intend to contact certain significant Japanese customers during the first quarter of 1999 to recommend data transmission testing. If a large number of customers (in the U.S. and/or Japan) are unable to submit premium payments in a timely or accurate manner due to year 2000 issues, the resulting delays could have a material adverse effect on our financial condition or results of operations. It is not currently possible to predict the probability of any delays occurring or the extent of such delays.

     AFLAC owns publicly traded and privately placed fixed-maturity and equity securities in the U.S. and Japan, and other foreign countries. If a material portion of such securities are adversely impacted by year 2000 issues, our investment portfolio may also be adversely impacted.

     Since the inception of the year 2000 project, we had incurred costs of approximately $18 million for system upgrades or modifications through December 31, 1998. Of this amount, approximately $6 million was capitalized. The remaining cost to complete the various projects is currently estimated to be $14 million, of which $7 million is expected to be capitalized. We may determine that additional expenditures are necessary as testing continues. Company personnel have spent considerable time and effort on the project, and we intend to continue to devote additional internal resources and personnel to work on the project. However, we believe that any deferral of information technology projects due to the year 2000 effort will not have a material adverse effect on our operations or financial condition.

     Due to the uncertainty inherent in year 2000 issues, particularly with regard to Japanese customers' year 2000 readiness and the various governmental functions, public utilities, financial infrastructures and similar outside facilities on which we depend in both the United States and Japan, we are unable to determine at this time whether the consequences of external year 2000 failures will have a material impact on our financial condition or results of operations. Although a year 2000 failure with respect to any single internal or external system may not have a material adverse effect on AFLAC, the failure of multiple systems may cause a material disruption to its business.

     All statements made herein regarding our year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protections of such act.


FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this Form 10-K, and in any other statements made by company officers in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates, fluctuations in foreign currency exchange rates, and the ability of AFLAC, and third parties with whom it does business, to achieve year 2000 readiness for significant systems on a timely basis.


ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters, and a new five-story administrative office building, which was completed in 1998 at a cost of $17 million, located on approximately 14 acres of land in Columbus, Georgia. We also own a six-story parking garage, two additional buildings located on the same property and additional administrative office buildings located nearby. An insurance subsidiary occupies leased office space in Albany, New York.

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


ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of the litigation still pending will not have a material adverse effect on our financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

        NAME                   PRINCIPAL OCCUPATION (*)               AGE
-------------------       -------------------------------------       ---
Paul S. Amos              Chairman, AFLAC Incorporated and             72
                            American Family Life Assurance
                            Company of Columbus (AFLAC)


Daniel P. Amos            Chief Executive Officer of AFLAC             47
                            Incorporated and AFLAC; President,
                            AFLAC Incorporated and AFLAC;
                            Director, The CIT Group, Inc.,
                            Livingston, NJ; Director, Georgia
                            Power Company, Atlanta, GA


William J. Bugg, Jr.      Senior Vice President, Corporate             59
                            Actuary of AFLAC


Monthon Chuaychoo         Vice President, Financial Services, of       55
                            AFLAC Incorporated and AFLAC


Kriss Cloninger III       Executive Vice President, Chief              51
                            Financial Officer of AFLAC
                            Incorporated and AFLAC, and
                            Treasurer of AFLAC Incorporated


Martin A. Durant, III     Senior Vice President, Corporate             50
                            Services, of AFLAC Incorporated
                            and AFLAC


Norman P. Foster          Executive Vice President, Corporate          64
                            Finance, of AFLAC Incorporated
                            and AFLAC


Kenneth S. Janke Jr.      Senior Vice President, Investor              40
                            Relations, of AFLAC Incorporated


Akitoshi Kan              Executive Vice President of AFLAC Japan      51
                            since January 1998 and Deputy Chief
                            Financial Officer of AFLAC, Senior Vice
                            President, AFLAC Japan, Accounting,
                            Information Systems, ABC and Legal
                            Affairs since January 1997; Senior Vice
                            President, AFLAC Japan, Accounting,
                            Corporate Planning, Audit, and Legal
                            Affairs until January 1997; Vice
                            President, AFLAC Japan Accounting
                            Department until 1995

Nobuo Kawamura            Senior Vice President, AFLAC Japan,          54
                            ABC Promotion, Policy Maintenance,
                            Premium Accounting since January 1999;
                            Senior Vice President, AFLAC Japan,
                            Underwriting, Policy Maintenance,
                            Premium Accounting, Customer Service,
                            Administration Support until January 1999


Joseph P. Kuechenmeister  Senior Vice President, Director              57
                            of Marketing of AFLAC


Joey M. Loudermilk        Senior Vice President, General Counsel       45
                            and Corporate Secretary of AFLAC
                            Incorporated and AFLAC, and Director,
                            Legal and Governmental Relations of
                            AFLAC


Hidefumi Matsui           President, AFLAC Japan, since January        54
                            1995; Executive Vice President of AFLAC
                            Japan until 1995


Shoichi Matsumoto         Executive Vice President, Director           53
                            of Marketing, AFLAC Japan, since January
                            1998; Senior Vice President, Director of
                            Marketing, AFLAC Japan, until January
                            1998; Senior Vice President, AFLAC
                            Japan, until July 1997; Vice President,
                            Assistant Director of Marketing, AFLAC
                            Japan, until January 1996


Minoru Nakai              President of AFLAC International, Inc.       57


Yoshiki Otake             Chairman, AFLAC Japan, since January         59
                            1995; President, AFLAC Japan, until
                            December 1994; Vice Chairman, AFLAC
                            International, Inc.


E. Stephen Purdom         Executive Vice President,                    51
                            AFLAC, since October 1994; Medical
                            Director, Columbus Clinic, Columbus, GA, until September 1994; Senior Vice
                            President and Medical Director, AFLAC,
                            until October 1994; Director,
                            Trust Company Bank, Columbus, GA


Joseph W. Smith, Jr.      Senior Vice President, Chief Investment      45
                            Officer of AFLAC

Gary L. Stegman           Senior Vice President, Assistant Chief       49
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

                                PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1998 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13.
                                               Exhibit 13   Annual Report
                                                  Pages         Pages
                                               ----------   --------------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;  1; 54 (Note 10);
          EQUITY AND RELATED SHAREHOLDER         13-67        59 and 62
          MATTERS                               (Note 10)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4       20 - 21


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to          22 - 24;
          ANALYSIS OF FINANCIAL CONDITION       13-30           26 - 35
          AND RESULTS OF OPERATIONS


ITEM 7A.  QUANTITATIVE AND QUALITATIVE         13-7 to          22 - 23;
          DISCLOSURES ABOUT MARKET RISK         13-8, 13-17     29 - 30
                                                to 13-21


ITEM 8.   FINANCIAL STATEMENTS AND             13-31 to         36 - 59
          SUPPLEMENTARY DATA                    13-75


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None            None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 16, 1999, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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













                                  III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                   Page(s)
                                                              -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings, for            13-31
              each of the years in the three-year
              period ended December 31, 1998
             Consolidated Balance Sheets, at                     13-32 -
              December 31, 1998 and 1997                          13-33
             Consolidated Statements of Shareholders'            13-34
              Equity, for each of the years in the
              three-year period ended December 31,
              1998
             Consolidated Statements of Cash Flows,              13-35 -
              for each of the years in the three-year             13-36
              period ended December 31, 1998
             Consolidated Statements of Comprehensive            13-37
              Income, for each of the years in the
              three-year period ended December 31, 1998
             Notes to the Consolidated Financial                 13-38 to
              Statements                                          13-72
             Report of Independent Auditors                      13-74

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules      IV-5
           Schedule II  -  Condensed Financial Information of    IV-6 -
                            Registrant, at December 31, 1998      IV-11
                            and 1997 and for each of the
                            years in the three-year period
                            ended December 31, 1998
           Schedule III -  Supplementary Insurance Information    IV-12
                            for each of the years in the three-
                            year period ended December 31, 1998
           Schedule IV  -  Reinsurance, for each of the           IV-13
                            years in the three-year period
                            ended December 31, 1998


     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number 1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities
                  and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                  as amended, effective January 1, 1998, filed with the 1998 Form 10-K.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.

        10.7*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.9*   - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.10*  - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006,
                  Exhibit 10.11.
        10.11* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.12* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1998.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.

                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-69795 with respect to the AFLAC New York Associate Stock Bonus Plan.
        27.0**  - Financial Data Schedule for December 31, 1998.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.

(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

(c)  EXHIBITS FILED WITH CURRENT FORM 10-K

      10.3*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                as amended, effective January 1, 1998.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1998.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-69795 with respect to the AFLAC New York Associate Stock Bonus Plan.
      27.0**  - Financial Data Schedule for December 31, 1998.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:


Under date of January 28, 1999, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG LLP




Atlanta, Georgia
January 28, 1999

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          Condensed Balance Sheets
                      AFLAC Incorporated (Parent Only)
                   (In millions, except for share amounts)
                                                        December 31,
                                                    1998            1997
                                                  --------        --------
ASSETS:
Investments and cash:
  Investments in subsidiaries*                    $  4,614        $  4,205
  Mortgage loans and other                               3              11
  Cash and cash equivalents                             15               9
                                                  --------        --------
      Total investments and cash                     4,632           4,225
Due from subsidiaries*                                  29               7
Other receivables                                        3               3
Property and equipment, net                              7               8
Other assets                                             6               3
                                                  --------        --------
      Total assets                                $  4,677        $  4,246
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Due to subsidiaries*                            $      1        $      -
  Notes payable (note A)                               578             505
  Employee and beneficiary benefit plans               235             207
  Income taxes, primarily deferred                      68              58
  Other liabilities                                     25              46
                                                  --------        --------
      Total liabilities                                907             816
                                                  --------        --------
Shareholders' equity:
  Common stock of $.10 par value: (In thousands)
    Authorized 400,000 shares; issued
    317,971 shares in 1998 and 316,380
    shares in 1997                                      32              16
  Additional paid-in capital                           235             227
  Retained earnings (note D)                         2,862           2,442
  Accumulated other comprehensive income:
    Unrealized foreign currency
      translation gains                                219             274
    Unrealized gains on investment securities        1,332           1,285
  Treasury stock, at average cost                     (910)           (813)
  Notes receivable for stock purchases                   -              (1)
                                                  --------        --------
    Total shareholders' equity                       3,770           3,430
                                                  --------        --------
    Total liabilities and
      shareholders' equity                        $  4,677        $  4,246
                                                  ========        ========
* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In millions)
                                           Years ended December 31,
                                         1998         1997         1996
                                       --------     --------     --------
Revenues:
  Dividends from subsidiaries*         $    173     $    118     $    138
  Management and service fees
    from subsidiaries*                       28           32           30
  Other income                                2            3            4
                                        -------      -------      -------
      Total revenues                        203          153          172
                                        -------      -------      -------
Operating expenses:
  Interest expense                           10           10           11
  Other operating expenses                   61           83           83
                                        -------      -------      -------
      Total operating expenses               71           93           94
                                        -------      -------      -------
  Earnings before income taxes and
    equity in undistributed earnings
    of subsidiaries                         132           60           78

Income tax expense (note C):
  Current                                     9            1            -
  Deferred                                    -           14           13
                                        -------      -------      -------
      Total income taxes                      9           15           13
                                        -------      -------      -------
  Earnings before equity in
    undistributed earnings of
    subsidiaries                            123           45           65

Equity in undistributed earnings
  of subsidiaries                           364          540          329
                                        -------      -------      -------
     Net earnings                      $    487     $    585     $    394
                                        =======      =======      =======

* Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.







                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      Condensed Statements of Cash Flows
                       AFLAC Incorporated (Parent Only)
                                                   Years ended December 31,
(In millions)                                       1998     1997     1996
                                                   ------   ------   ------
Cash flows from operating activities:
  Net earnings                                     $  487   $  585   $  394
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Equity in undistributed
        earnings of subsidiaries*                    (364)    (540)    (329)
      Deferred income taxes                             -       14       12
      Change in income taxes payable                    9        -        -
      Increase in employee and
        beneficiary benefit plans                      27       24       36
      Other, net                                       (2)      30       16
                                                    -----    -----    -----
        Net cash provided by
          operating activities                        157      113      129
                                                    -----    -----    -----
Cash flows from investing activities:
  Proceeds from sale of mortgage loans                 10        -        -
  Purchase of mortgage loans from subsidiary*           -      (10)       -
  Purchase of subsidiary (note B)                      (8)       -        -
                                                    -----    -----    -----
        Net cash provided (used) by
          investing activities                          2      (10)       -
                                                    -----    -----    -----
Cash flows from financing activities:
  Proceeds from borrowings                            124      409      136
  Assumption of debt from affiliate*                    -        -       15
  Principal payments under debt obligations          (115)    (191)     (58)
  Dividends paid to shareholders                      (67)     (61)     (54)
  Net change in amount due to/from subsidiaries*      (21)      (4)       -
  Purchases of treasury stock                        (125)    (314)    (204)
  Treasury stock reissued                              44       40       35
  Proceeds from exercise of stock options               7        5        7
  Other, net                                            -        -       (1)
                                                    -----    -----    -----
       Net cash used by financing activities         (153)    (116)    (124)
                                                    -----    -----    -----
       Net change in cash and cash equivalents          6      (13)       5
Cash and cash equivalents at beginning of year          9       22       17
                                                    -----    -----    -----
Cash and cash equivalents at end of year           $   15   $    9   $   22
                                                    =====    =====    =====

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Condensed Statements of Comprehensive Income
                        AFLAC Incorporated (Parent Only)
                                (In millions)
                                             Years ended December 31,
                                            1998        1997        1996
                                          --------    --------    --------
Net earnings                             $     487   $     585   $     394
                                          --------    --------    --------
Other comprehensive income,
 before income taxes:
  Foreign currency translation
   adjustments:
    Change in unrealized foreign
     currency translation gains
     during year - Parent only                 (64)         44          38
    Equity in change in unrealized
     foreign currency translation
     gains (losses) of subsidiaries
     during year                               (20)         (1)        (22)
    Reclassification adjustment for
     realized currency (gains) losses
     on sale of subsidiary included
     in net earnings - Parent only               -           1           -
  Equity in unrealized gains (losses)
   on investment securities held
   by subsidiaries:
    Unrealized holding gains (losses)
     arising during year                       171       1,693        (314)
    Reclassification adjustment for
     realized (gains) losses included
     in net earnings                             3           4          (5)
                                          --------    --------    --------
      Total other comprehensive
       income, before income taxes              90       1,741        (303)
  Income tax expense (benefit) related
   to items of other comprehensive
   income                                       98         692        (117)
                                          --------    --------    --------
    Other comprehensive income, net
     of income taxes                            (8)      1,049        (186)
                                          --------    --------    --------
      Total comprehensive income         $     479   $   1,634   $     208
                                          ========    ========    ========

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

(A)  NOTES PAYABLE

     A summary of notes payable at December 31, 1998 and 1997 follows:

(In millions)                                           1998         1997
                                                       ------       ------
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
  annually through July 2001:
    2.29% fixed interest rate.....................     $  294       $  349
    Variable interest rate (.95% at
      December 31, 1998)..........................         35            -
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate.....................        134          149
    Variable interest rate (.90% at
      December 31, 1998)..........................        115            -
Other.............................................          -            7
                                                       ------       ------
    Total notes payable...........................     $  578       $  505
                                                       ======       ======


     The aggregate contractual maturities of the notes payable for each of the years after December 31, 1998, are as follows:

     (In millions)

         1999............................................  $ 79
         2000............................................   125
         2001............................................   125
         2002............................................   249


     For further information regarding notes payable, see Exhibit 13, page 13-60 (Note 7 of the Notes to the Consolidated Financial Statements).


(B)  PURCHASE OF SUBSIDIARY

     In 1998, we purchased a small Japanese insurance agency. Its main functions will be policyholder-related services and direct marketing programs for AFLAC Japan.

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

     For further information on income taxes, see Exhibit 13, page 13-61,
Note 8 of the Notes to the Consolidated Financial Statements.


(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, page 13-67 (Note 10, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.


(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash payments for interest on debt obligations were $10 million in each of the years during the three-year period ended December 31, 1998.


(F)  ACCOUNTING CHANGES

     For information concerning new accounting standards recently adopted, see page 13-42 of Exhibit 13, Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                       SCHEDULE III
                                            AFLAC INCORPORATED AND SUBSIDIARIES

                                            Supplementary Insurance Information
                                                  Years Ended December 31,

                                                                                               Amorti-
                             Future                                                           zation of
                 Deferred    Policy                                                           Deferred
                  Policy    Benefits               Other                  Net                  Policy     Other
                  Acqui-    & Unpaid              Policy-               Invest-    Benefits   Acquisi-    Opera-
                   sition    Policy    Unearned   holders'   Premium      ment       and        tion       ting     Premiums
(In millions)     Costs      Claims    Premiums    Funds     Revenue     Income     Claims     Costs     Expenses   Written
                 --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
1998:
  AFLAC Japan    $  2,340   $ 21,507   $    217   $    229   $  4,738   $    917   $  4,119   $    111   $    924   $  4,756
  AFLAC U.S.          727      1,974         92         15      1,198        216        749         90        349      1,197
  All other             -          -          -          -          7          5          9          -        202          8
                 --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total        $  3,067   $ 23,481   $    309   $    244   $  5,943   $  1,138   $  4,877   $    201   $  1,475   $  5,961
                 ========   ========   ========   ========   ========   ========   ========   ========   ========   ========


1997:
  AFLAC Japan    $  1,940   $ 17,589   $    181   $    187   $  4,803   $    893   $  4,156   $    103   $    934   $  4,818
  AFLAC U.S.          641      1,773         92         11      1,062        180        667         77        315      1,065
  All other             1         48          4          -          9          5         10          -        124          9
                 --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total        $  2,582   $ 19,410   $    277   $    198   $  5,874   $  1,078   $  4,833   $    180   $  1,373   $  5,892
                 ========   ========   ========   ========   ========   ========   ========   ========   ========   ========


1996:
  AFLAC Japan    $  2,023   $ 18,095   $    194   $    189   $  4,952   $    896   $  4,294   $     98   $    924   $  4,973
  AFLAC U.S.          559      1,588         90         19        946        119        591         64        283        946
  Broadcast             -          -          -          -          -          -          -          -          7          -
  All other             1         53          5          1         12          7         11          -        178         13
                 --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total        $  2,583   $ 19,736   $    289   $    209   $  5,910   $  1,022   $  4,896   $    162   $  1,392   $  5,932
                 ========   ========   ========   ========   ========   ========   ========   ========   ========   ========





                                                          IV-12

                                                        SCHEDULE IV
                                            AFLAC INCORPORATED AND SUBSIDIARIES

                                                        Reinsurance
                                       Years Ended December 31, 1998, 1997, and 1996
                                                       (In millions)
                                                                                                       Percentage
                                                     Ceded to         Assumed                           of amount
                                     Gross            other          from other                          assumed
                                     Amount         companies        companies       Net amount          to net
                                  -----------      -----------      -----------      ----------        ----------
Year ended December 31, 1998:
   Life insurance in force        $    28,182      $       566      $         -      $   27,616                 -
                                  ===========      ===========      ===========      ==========        ==========
   Premiums:
      Health insurance            $     5,435      $         -      $         -      $    5,435                 -
      Life insurance                      510                2                -             508                 -
                                  -----------      -----------      -----------      ----------        ----------
         Total earned premiums    $     5,945      $         2      $         -      $    5,943                 -
                                  ===========      ===========      ===========      ==========        ==========

Year ended December 31, 1997:
   Life insurance in force        $    26,382      $       511      $         -      $   25,871                 -
                                  ===========      ===========      ===========      ==========        ==========
   Premiums:
      Health insurance            $     5,401      $         1      $         -      $    5,400                 -
      Life insurance                      475                1                -             474                 -
                                  -----------      -----------      -----------      ----------        ----------
         Total earned premiums    $     5,876      $         2      $         -      $    5,874                 -
                                  ===========      ===========      ===========      ==========        ==========

Year ended December 31, 1996:
   Life insurance in force        $    23,509      $       416      $         -      $   23,093                 -
                                  ===========      ===========      ===========      ==========        ==========
   Premiums:
      Health insurance            $     5,577      $         1      $         -      $    5,576                 -
      Life insurance                      335                1                -             334                 -
                                  -----------      -----------      -----------      ----------        ----------

         Total earned premiums    $     5,912      $         2      $         -      $    5,910                 -
                                  ===========      ===========      ===========      ==========        ==========

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


Date   MARCH 26, 1999                 By    /s/ PAUL S. AMOS
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



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 26, 1999
------------------------     President and Vice           ----------------
   (Daniel P. Amos)          Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 26, 1999
------------------------     Chief Financial Officer      ----------------
   (Kriss Cloninger, III)    and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 26, 1999
------------------------     Corporate Finance            ----------------
   (Norman P. Foster)

  /s/  J. SHELBY AMOS, II            Director             MARCH 26, 1999
-----------------------------                             ----------------
      (J. Shelby Amos, II)




------------------------------        Director            ----------------
      (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 26, 1999
------------------------------                            ----------------
      (M. Delmar Edwards, M.D.)




  /s/  GEORGE W. FORD, JR.            Director            MARCH 26, 1999
------------------------------                            ----------------
      (George W. Ford, Jr.)




  /s/  JOE FRANK HARRIS               Director            MARCH 26, 1999
------------------------------                            ----------------
      (Joe Frank Harris)



 /s/  ELIZABETH J. HUDSON                                 MARCH 26, 1999
------------------------------       Director             ----------------
      (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 26, 1999
------------------------------                            ----------------
      (Kenneth S. Janke, Sr.)




  /s/  CHARLES B. KNAPP               Director            MARCH 26, 1999
------------------------------                            ----------------
      (Charles B. Knapp)

  /s/  HISAO KOBAYASHI                Director            MARCH 26, 1999
------------------------------                            ----------------
      (Hisao Kobayashi)



                                      Director
------------------------------                            ----------------
      (Yoshiki Otake)




  /s/  E. STEPHEN PURDOM              Director            MARCH 26, 1999
-------------------------------                           ----------------
      (E. Stephen Purdom)



                                      Director
-------------------------------                           ----------------
      (Barbara K. Rimer)



  /s/  HENRY C. SCHWOB                Director            MARCH 26, 1999
------------------------------                            ----------------
      (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 26, 1999
------------------------------                            ----------------
      (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 26, 1999
------------------------------                            ----------------
      (Glenn Vaughn, Jr.)

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number 1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement
                  No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective January 1, 1998, filed with the 1998 Form 10-K.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.

        10.7*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Hidefumi Matsui, dated
                  January 1, 1995 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.8.
        10.8*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.9*   - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.10*  - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006,
                  Exhibit 10.11.
        10.11* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.12* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1998.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.

                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-69795 with respect to the AFLAC New York Associate Stock Bonus Plan.
        27.0**  - Financial Data Schedule for December 31, 1998.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.


EXHIBITS FILED WITH CURRENT FORM 10-K

      10.3*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                as amended, effective January 1, 1998.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1998.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-53737 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-69795 with respect to the AFLAC New York Associate Stock Bonus Plan.
      27.0**  - Financial Data Schedule for December 31, 1998.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.