Form 10-Q
period 1999-03-31
AFLAC INC
filed 1999-05-12
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended March 31, 1999
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            May 4, 1999
----------------------------                            ------------------
Common Stock, $.10 Par Value                            267,201,404 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998...................       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 1999 and 1998..............       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1999 and 1998..............       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998..............       5

       Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 1999 and 1998..............       7

       Notes to Consolidated Financial Statements................       8

       Review by Independent Certified Public
         Accountants.............................................      15

       Independent Auditors' Report..............................      16

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      17

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      32


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      36

     Item 4.  Submission of Matters to a Vote
       of Security Holders.......................................      36

     Item 6.  Exhibits and Reports on Form 8-K...................      37



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                  March 31,    December 31,
                                                    1999           1998
                                                 (Unaudited)
                                                 -----------   ------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $15,779 in 1999 and $15,658 in 1998)        $  17,873     $  17,617
    Perpetual debentures (amortized cost,
      $1,826 in 1999 and $1,455 in 1998)              1,730         1,366
    Equity securities (cost, $102 in 1999
      and $101 in 1998)                                 180           177
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $3,686 in
      1999 and $3,691 in 1998)                        3,803         3,947
    Perpetual debentures (fair value, $3,091
      in 1999 and $3,131 in 1998)                     3,344         3,494
  Mortgage loans and other                                9             9
  Short-term investments                                  9            10
  Cash and cash equivalents                             269           374
                                                   --------      --------
    Total investments and cash                       27,217        26,994
 Receivables, primarily premiums                        230           229
 Receivables for security transactions                   25            43
 Accrued investment income                              279           316
 Deferred policy acquisition costs                    3,040         3,067
 Property and equipment, at cost less
   accumulated depreciation                             450           427
 Other                                                  108           107
                                                   --------      --------
    Total assets                                  $  31,349     $  31,183
                                                   ========      ========

See the accompanying Notes to Consolidated Financial Statements.


(continued)



                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)
                                                    March 31,   December 31,
                                                      1999         1998
                                                   (Unaudited)
                                                   -----------   -----------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                        $  22,119     $  22,218
      Unpaid policy claims                              1,305         1,263
      Unearned premiums                                   306           309
      Other policyholders' funds                          246           244
                                                     --------      --------
        Total policy liabilities                       23,976        24,034
    Notes payable                                         573           596
    Income taxes                                        1,733         1,865
    Payables for security transactions                    437           173
    Other                                                 771           745
                                                     --------      --------
      Total liabilities                                27,490        27,413
                                                     --------      --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 400,000 shares; issued 318,570
      shares in 1999 and 317,971 shares in 1998            32            32
    Additional paid-in capital                            241           235
    Retained earnings                                   3,040         2,862
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains       214           219
      Unrealized gains on investment securities         1,243         1,332
    Treasury stock, at average cost                      (910)         (910)
    Notes receivable for stock purchases                   (1)            -
                                                     --------      --------
      Total shareholders' equity                        3,859         3,770
                                                     --------      --------
      Total liabilities and shareholders' equity    $  31,349     $  31,183
                                                     ========      ========
      Shareholders' equity per share                $   14.47     $   14.19
                                                     ========      ========

See the accompanying Notes to Consolidated Financial Statements.



                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings
(In millions, except for share and           Three Months Ended March 31,
 per-share amounts - Unaudited)              ----------------------------
                                                 1999            1998
                                               --------        --------
Revenues:
  Premiums, principally supplemental
   health insurance                            $  1,728        $  1,472
  Net investment income                             320             279
  Realized investment gains (losses)                 (5)              -
  Other income                                        5               6
                                                -------         -------
        Total revenues                            2,048           1,757
                                                -------         -------
Benefits and expenses:
  Benefits and claims                             1,400           1,214
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                               57              47
    Insurance commissions                           226             192
    Insurance expenses                              142             118
    Provision for mandated policyholder
      protection fund                                 -             111
    Interest expense                                  4               3
    Other operating expenses                         16              19
                                                -------         -------
        Total acquisition and
         operating expenses                         445             490
                                                -------         -------
        Total benefits and expenses               1,845           1,704
                                                -------         -------
        Earnings before income taxes                203              53
Income tax expense (benefit):
  Operations                                         74              14
  Deferred tax benefit from Japanese
    tax rate reductions                             (67)           (121)
                                                -------         -------
        Total income taxes                            7            (107)
                                                -------         -------
        Net earnings                           $    196        $    160
                                                =======         =======
Net earnings per share:
  Basic                                        $    .74        $    .60
  Diluted                                           .71             .58
                                                =======         =======
Shares used in computing
 earnings per share (In thousands):
  Basic                                         266,115         266,831
  Diluted                                       276,769         276,294
                                                =======         =======
Cash dividends per share                       $   .065        $   .058
                                                =======         =======
See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
(In millions, except for per-share
  amounts - Unaudited)                         Three Months Ended March 31,
                                               ----------------------------
                                                    1999            1998
                                                   ------          ------
Common Stock:
  Balance at beginning and end of period          $    32         $    16
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of year                        235             227
  Exercise of stock options                             3               3
  Gain on treasury stock reissued                       3               2
                                                   ------          ------
  Balance at end of period                            241             232
                                                   ------          ------
Retained earnings:
  Balance at beginning of year                      2,862           2,442
  Net earnings                                        196             160
  Cash dividends ($.065 per share
   in 1999 and $.058 in 1998)                         (18)            (14)
                                                   ------          ------
  Balance at end of period                          3,040           2,588
                                                   ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                      1,551           1,559
  Change in unrealized foreign currency
   translation gains during period,
   net of income taxes                                 (5)            (44)
  Unrealized gains (losses) on investment
   securities during period, net of income
   taxes and reclassification adjustments             (89)            (83)
                                                   ------          ------
   Balance at end of period                         1,457           1,432
                                                   ------          ------
Treasury stock:
  Balance at beginning of year                       (910)           (813)
  Purchases of treasury stock                         (11)             (7)
  Cost of shares issued                                11               8
                                                   ------          ------
  Balance at end of period                           (910)           (812)
                                                   ------          ------
Notes receivable for stock purchases                   (1)             (2)
                                                   ------          ------
  Total shareholders' equity                      $ 3,859         $ 3,454
                                                   ======          ======

See the accompanying Notes to Consolidated Financial Statements.


                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     1999        1998
                                                    ------      ------
Cash flows from operating activities:
  Net earnings                                     $   196     $   160
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                     620         570
    Deferred income taxes                              (41)       (161)
    Change in income taxes payable                     (73)        (47)
    Increase in deferred policy
     acquisition costs                                 (69)        (53)
    Change in receivables and advance premiums           2           5
    Depreciation and amortization expense                7           7
    Provision for mandated policyholder
     protection fund                                     -         111
    Other, net                                          53          29
                                                    ------      ------
      Net cash provided by operating activities        695         621
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                   279         302
      Fixed-maturity securities matured                 63         162
      Equity securities                                 16          10
    Securities held to maturity:
      Fixed-maturity securities matured                  9           -
    Mortgage loans and other investments, net            -           1
    Short-term investments, net                          1           -
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                       (648)       (869)
      Perpetual debentures                            (434)       (278)
      Equity securities                                (19)        (17)
    Securities held to maturity:
      Fixed-maturity securities                        (42)          -
    Short-term investments, net                          -          (2)
  Additions to property and equipment, net              (3)         (6)
                                                    ------      ------
     Net cash used by investing activities         $  (778)    $  (697)
                                                    ------      ------


(continued)


                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1999          1998
                                                      ------        ------
Cash flows from financing activities:
  Principal payments under debt obligations          $    (3)      $    (5)
  Dividends paid to shareholders                         (18)          (14)
  Purchases of treasury stock                            (11)           (7)
  Treasury stock reissued                                 14            10
  Other, net                                               5             1
                                                      ------        ------
    Net cash used by financing activities                (13)          (15)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                    (9)            -
                                                      ------        ------
    Net change in cash and cash equivalents             (105)          (91)

Cash and cash equivalents, beginning of year             374           236
                                                      ------        ------
Cash and cash equivalents, end of period             $   269       $   145
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $     3       $     3
    Income taxes                                         139           103

See the accompanying Notes to Consolidated Financial Statements.


                     AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Income
                          (In millions - Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    1999          1998
                                                   ------        ------
Net earnings                                      $   196       $   160
                                                   ------        ------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains during the period              24             7
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding gains (losses)
      arising during the period                       (95)          (48)
    Reclassification adjustment for realized
      (gains) losses included in net earnings           4            (1)
                                                   ------        ------
        Total other comprehensive income,
         before income taxes                          (67)          (42)

Income tax expense related to items
 of other comprehensive income                         27            85
                                                   ------        ------
        Other comprehensive income,
         net of income taxes                          (94)         (127)
                                                   ------        ------
        Total comprehensive income                $   102       $    33
                                                   ======        ======



                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of March 31, 1999, and the results of operations and statements of cash flows, shareholders' equity and comprehensive income for the three months ended March 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations, based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting and actuarial estimates subject to changes in the future are: deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, accrued liabilities for unfunded retirement plans and contingent liabilities. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 1998.


2.  Accounting Pronouncements

     We adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. SFAS No. 131 was effective for financial statements issued for annual periods beginning in 1998 and for interim periods beginning in 1999. The required interim period information is presented in Note 3.

     On January 1, 1999, we adopted Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance related assessments. It also provides guidance on how to measure the liability. There was no effect on net earnings or shareholders' equity due to our adoption of this SOP since our previous accounting method for guaranty fund and other insurance related assessments conformed to the requirements of this SOP.

     We also adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, on January 1, 1999. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, we have expensed all such costs as they were incurred. The adoption of this SOP had no material effect on net earnings for the three months ended March 31, 1999.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. We are currently evaluating this standard, which is effective January 1, 2000.

3.  Segment Information

     Information regarding components of operations for the three months ended March 31 follows:

(In millions)                                       1999         1998
                                                  --------     --------
Total revenues:
  AFLAC Japan:
    Earned premiums                               $  1,398     $  1,181
    Net investment income                              262          226
    Other income                                         -            1
                                                   -------      -------
      Total AFLAC Japan revenues                     1,660        1,408
                                                   -------      -------
  AFLAC U.S.:
    Earned premiums                                    330          289
    Net investment income                               58           51
    Other income                                         -            3
                                                   -------      -------
      Total AFLAC U.S. revenues                        388          343
                                                   -------      -------
  All other business segments                            7            7
                                                   -------      -------
      Total business segments                        2,055        1,758
  Realized investment gains (losses)                    (5)           -
  Corporate                                              7            8
  Intercompany eliminations                             (9)          (9)
                                                   -------      -------
      Total                                       $  2,048     $  1,757
                                                   =======      =======
Earnings before income taxes:
  AFLAC Japan                                     $    158     $    125
  AFLAC U.S.                                            63           56
  All other business segments                            1            -
                                                   -------      -------
      Total business segments                          222          181
  Provision for the Japanese mandated
    policyholder protection fund                         -         (111)
  Realized investment gains (losses)                    (5)           -
  Interest expense, non-insurance operations            (3)          (3)
  Corporate                                            (11)         (14)
                                                   -------      -------
      Total                                       $    203     $     53
                                                   =======      =======


4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%, which increased net earnings for the first quarter of 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability as of March 31, 1999. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis of AFLAC Japan's assets and liabilities reduced by the limitations in the U.S. foreign tax credit provisions.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate from 45.3% to 41.7%, which increased net earnings for the first quarter of 1998 by $121 million ($.45 per basic share, $.44 per diluted share) from the reduction of AFLAC Japan's deferred income tax liability. The deferred tax reduction represented the effect of recalculating Japanese deferred income taxes at the 41.7% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities.

     The 1998 rate reduction for AFLAC Japan was effective May 1, 1998 for purposes of calculating income tax expense on operating earnings and the 1999 rate reduction is effective April 1, 1999.


5.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry is required to contribute $4.1 billion to this fund over a 10-year period. The total charge for our share of the contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111 million for the three months ended March 31, 1998. The after-tax charge was $65 million, or $.24 per basic and diluted share.


6.  Notes Payable

     A summary of notes payable is as follows:

                                                    March 31,  December 31,
 (In millions)                                        1999         1998
                                                   ----------  ------------
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                        $  282      $   294
    Variable interest rate (.93% at March 31, 1999)      32           35
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                           129          134
    Variable interest rate (.95% at March 31, 1999)     112          115
Obligations under capitalized leases, due
  monthly through 2003, secured by computer
  equipment in Japan                                     18           18
                                                      -----        -----
    Total notes payable                              $  573       $  596
                                                      =====        =====


     We have a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. The
current borrowing limit is $325 million.   Under the terms of the agreement,
the borrowing limit will reduce to $250 million on July 15, 1999, and $125 million on July 15, 2000. At March 31, 1999, 34.1 billion yen ($282 million) was outstanding at a fixed interest rate and 3.8 billion yen ($32 million) was outstanding at a variable interest rate under this agreement.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At March 31, 1999,
15.5 billion yen ($129 million) was outstanding at a fixed interest rate and
13.5 billion yen ($112 million) was outstanding at a variable interest rate under this agreement.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings (49.6 billion yen). These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts. Under these agreements, we make fixed rate payments at 2.29% on one loan and 1.24% on another loan and receive floating rate payments (.19% at March 31, 1999 plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

     We have designated our yen-denominated borrowings as a hedge of our net investment in AFLAC Japan. Foreign currency translation gains/losses are included in accumulated other comprehensive income. Outstanding principal and related accrued interest payable on the yen-denominated borrowings were translated into dollars at end-of-period exchange rates. Interest expense was translated at average exchange rates for the period the interest expense was incurred.

     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount.

     We received net proceeds of $445 million. We intend to use the proceeds primarily to purchase shares of our common stock. Any remaining proceeds may be used to repay indebtedness or for general corporate purposes. We intend to swap the dollar-denominated principal and interest to be yen-denominated.


7.  Unrealized Gains on Investment Securities

     On October 1, 1998, we reclassified certain debt securities from "available for sale" to "held to maturity." The related net unrealized gains and losses at the date of transfer on these securities are being amortized over the remaining term of the securities. These unamortized net unrealized gains and losses, plus the net unrealized gains and losses on securities available for sale, less amounts applicable to policy liabilities and deferred income taxes, are reported in accumulated other comprehensive income. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of shareholders if such gains were actually realized. These amounts relate to policy reserve interest requirements and reflect the difference between market investment yields and estimated minimum required interest rates.

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               March 31,     December 31,
                                                   1999           1998
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    2,076      $    1,946
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                    1,149           1,224
   Less:
     Policy liabilities                             1,032             885
     Deferred income taxes                            950             953
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    1,243      $    1,332
                                                =========       =========


8.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At March 31, 1999 and December 31, 1998 we had security loans outstanding in the amounts of $543 million and $3.0 billion at fair value, respectively. At March 31, 1999, and December 31, 1998, we held Japanese government bonds as collateral for loaned securities in the amounts of $547 million and $3.1 billion, at fair value. Our security lending policy requires that the fair value of the securities received as collateral be 105% or more of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

9.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:

 (In thousands of shares)                          1999            1998
                                                ----------      ----------
Common stock - issued:
  Balance at beginning of year                    317,971         316,380
  Exercise of stock options                           599             717
                                                 --------        --------
  Balance at end of period                        318,570         317,097
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     52,287          49,944
  Purchases of treasury stock:
    Open market                                       150             114
    Received from employees for
      taxes on stock option exercises                  98             139
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (191)           (280)
  Exercise of stock options                          (429)           (201)
                                                 --------        --------
  Balance at end of period                         51,915          49,716
                                                 --------        --------
Shares outstanding at end of period               266,655         267,381
                                                 ========        ========


10.  Litigation

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 1999 and 1998 financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page 16.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements.




                                                  KPMG LLP




Atlanta, GA
April 27, 1999

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance operations.

RESULTS OF OPERATIONS

     Due to a corporate income tax rate reduction in Japan during 1999, the statutory tax rate for AFLAC Japan declined from 41.7% to 36.2%. This tax rate decline resulted in a reduction in our deferred income tax liability as of March 31, 1999, which increased net earnings by $67 million ($.25 per basic share and $.24 per diluted share) in 1999. For additional information on the income tax reduction, see Note 4 of the Notes to the Consolidated Financial Statements.

     Also, due to a corporate income tax rate reduction in Japan during 1998, the statutory tax rate for AFLAC Japan declined from 45.3% to 41.7%. This tax rate decline resulted in a reduction in our deferred income tax liability as of March 31, 1998, which increased net earnings by $121 million ($.45 per basic share and $.44 per diluted share) in 1998. For additional information on the income tax reduction, see Note 4 of the Notes to the Consolidated Financial Statements.

     Another factor affecting net earnings was a policyholder protection fund system mandated by the Japanese government during the first quarter of 1998. The pretax charge for our obligation to the protection fund was $111 million ($65 million after tax, or $.24 per both basic and diluted shares). For further information regarding this policyholder protection fund, see
Note 5 of the Notes to the Consolidated Financial Statements.

     The following table sets forth the results of operations by business segment for the periods shown.

             SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                 (In millions, except for per-share amounts)

                                     Percentage Change      Three Months
                                       Over Previous       Ended March 31,
                                          Period           1999      1998
                                     -----------------   ------------------
Operating earnings:
  AFLAC Japan.......................          26.2%       $  158    $  125
  AFLAC U.S.........................          11.4            63        56
  All other business segments.......                           1         -
                                                           -----     -----
    Total business segments.........          22.3           222       181
  Interest expense,
    non-insurance operations........           2.4            (3)       (3)
  Corporate and eliminations........          16.5           (12)      (13)
                                                           -----     -----
    Pretax operating earnings.......          26.0           207       165
  Income taxes......................          23.8            75        61
                                                           -----     -----
    Operating earnings..............          27.3           132       104
Non-operating items:
  Deferred tax benefit from Japan
    tax rate reduction..............                          67       121
  Provision for the Japanese
    mandated policyholder
    protection fund, net of tax.....                           -       (65)
  Realized investment gains
    (losses), net of tax............                          (3)        -
                                                           -----     -----
    Net earnings....................          21.9        $  196    $  160
                                                           =====     =====
Operating earnings per basic share..          28.2        $  .50    $  .39
Operating earnings per diluted share          26.3           .48       .38
                                                           =====     =====
Net earnings per basic share........          23.3        $  .74    $  .60
Net earnings per diluted share......          22.4           .71       .58
                                                           =====     =====
============================================================================

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection fund, and the deferred income tax benefit from the Japanese tax rate reductions. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.

FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The following table illustrates the effect of foreign currency translation on our reported results by comparing those results as if foreign currency rates had remained unchanged from the comparable period in the prior year.

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data*
                    Three Months Ended March 31, 1999

                                     Including           Excluding
                                      Currency            Currency
                                      Changes             Changes**
                                    -----------         -----------
Premium income                           17.4%                8.8%
Net investment income                    14.8                 8.1
Operating revenues                       16.8                 8.6
Total benefits and expenses              15.9                 7.4
Operating earnings                       27.3                22.2
Operating earnings per share             26.3                21.1
----------------------------------------------------------------------------
* The numbers in this table are presented on an operating basis and there-fore exclude: the deferred income tax benefit from the tax rate reductions, the charge for a mandated policyholder protection fund, and realized investment gains and losses.
** Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================


     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 116.58 and 128.09 for the three months ended March 31, 1999 and 1998, respectively. The 9.9% strengthening of the yen in 1999 increased operating earnings by approximately $.02 per share for the three months ended March 31, 1999. Operating earnings per share increased 26.3% to $.48 for the three-month period ended March 31, 1999 compared with the same period in 1998.

     Our primary financial objective is the growth of operating earnings per share before the effect of foreign currency fluctuations. In 1996, we set this objective at an annual growth rate of 15% to 17% through the year 2000. In 1998, we raised our 1999 objective for growth in operating earnings per share to 20% before the effect of currency translation.

     If that objective is achieved, the following table shows the likely results for operating earnings per share for the year 1999 when the estimated impact from various foreign currency translations are included.

        Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1998         on EPS
     -------------     ----------------      ---------       ----------
     1999 @ 115.00         $  2.00              28.2%          $  .13
     1999 @ 120.00            1.95              25.0              .08
     1999 @ 125.00            1.91              22.4              .04
     1999 @ 130.89*           1.87              19.9                -
     1999 @ 135.00            1.84              17.9             (.03)
     1999 @ 140.00            1.82              16.7             (.05)
     1999 @ 145.00            1.79              14.7             (.08)

     *Actual exchange rate for the year ended December 31, 1998.

     If the exchange rate as of March 31, 1999, would remain constant for the remainder of 1999, the cumulative average rate would be approximately
119.56 and the annual operating diluted earnings per share would approximate $1.96, assuming our earnings objective is met.

PROFIT REPATRIATION

     AFLAC Japan repatriated profits to AFLAC U.S. of $154 million in 1998 and $347 million in 1997. The profit transfer in 1997 included $125 million of a non-recurring nature. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.2 billion, which has enhanced our flexibility and profitability. We expect to repatriate approximately 19 billion yen ($160 million using the March 31, 1999 exchange rate) from AFLAC Japan to AFLAC U.S. in July 1999.

SHARE REPURCHASE PROGRAM

     During the first quarter of 1999, we purchased 150,000 shares of our common stock. At the end of the first quarter of 1999, we had approximately
7.2 million shares still available for purchase under current repurchase authorizations. We have purchased 57.5 million shares (through March 31, 1999) since the inception of the share repurchase program. The difference in percentage increases in net earnings and net earnings per share primarily reflects the impact of the share repurchase program.

INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the three months ended March 31, 1999 and 1998 were 36.4% and 37.0%, respectively. Japanese income taxes on AFLAC Japan's operating results, which were taxed at Japan's corporate income tax rate of 45.3% through April 30, 1998, and 41.7% thereafter, accounted for most of our income tax expense. The decline in the effective tax rate in 1999 resulted primarily from the 1998 Japanese tax rate reduction.

     Income tax expense for the first quarter of 1999 also includes approximately $2 million of additional taxes from our recent income tax audit in Japan. Excluding that amount the effective income tax rate on operating earnings for the first quarter was 35.4%, the same as the rate for the full year 1998.

     The 1999 reduction in the statutory tax rate in Japan, which is effective April 1, 1999, will not significantly change our combined U.S./Japan effective tax rate as it will largely shift income tax expense from Japan operations to U.S. operations due to the U.S. foreign tax credit provisions. We expect our effective income tax rate for financial statement purposes will be in the range of 35% to 36% for the full year 1999.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks second in terms of individual policies in force and 16th in assets.

     The following table presents a summary of AFLAC Japan's operating results.

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

(In millions)                                     1999             1998
                                               ---------------------------
Premium income.........................        $  1,398          $  1,181
Investment income......................             262               226
Other income...........................               -                 1
                                               --------          --------
  Total revenues.......................           1,660             1,408
                                               --------          --------
Benefits and claims....................           1,196             1,029
Operating expenses.....................             306               254
                                               --------          --------
  Total benefits and expenses..........           1,502             1,283
                                               --------          --------

    Pretax operating earnings..........        $    158          $    125
                                               ========          ========
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income.......................            18.4%               .4%
  Investment income....................            15.8               5.1
  Total revenues.......................            17.9               1.1
  Pretax operating earnings............            26.2              (1.5)

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income.......................             7.8%              6.0%
  Investment income....................             5.5              10.9
  Total revenues.......................             7.3               6.8
  Pretax operating earnings............            15.0               3.9

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..................             72.0%            73.1%
  Operating expenses...................             18.5             18.0
  Pretax operating earnings............              9.5              8.9

============================================================================


AFLAC JAPAN SALES

     The increase in premium income in yen was due to sales of new policies and excellent policy persistency.

     AFLAC Japan's new annualized premium sales were up sharply in the quarter, rising 22.3% to 18.8 billion yen, or $161 million. These strong sales resulted from the popularity of our latest product offering, Rider MAX, which has broadened the appeal of our founding product, cancer life insurance. During the quarter, we sold nearly 282,000 of these riders and about 50% of our cancer life sales were with Rider MAX. Rider MAX accounted for approximately 40% of sales during the first quarter.

     New sales also benefited from the timing of sales campaigns in advance of a scheduled mid-year premium rate increase on new policy issues. All life insurance companies are raising premium rates in 1999 to compensate for the low level of investment yields. We anticipate that many of our insurance agencies will aggressively market our policies before the new rates become effective. Therefore, sales increases will likely be greater in the first half of the year than in the second half of the year when the new premium rates take effect. However, our new pricing assumptions will have virtually no impact on the cost of Rider MAX and term life plans, and the premium increases to other lines of business will be less than in previous years. As a result, we believe that the rate increase in July of this year should be less disruptive to our future sales results than previous rate increases.

     We continue to make strides toward increasing the breadth of our distribution system. We are adding more individual agencies to complement our large network of corporate agencies. The individual agencies will give us better access to Japan's substantial market of small businesses and individual customers. During the first quarter, we recruited about 360 new agencies. Our objective is to recruit 3,000 new agencies for the full year and we expect our recruiting to increase in the second quarter.

     Although Japan's economy remains weak, we continue to believe it is one of the best insurance markets in the world and one of great opportunities for growth. We have set an objective for AFLAC Japan's sales to increase approximately 10% to 15% for the year 1999 compared with 1998.

AFLAC JAPAN INVESTMENTS

     Over the last several years, Japan's weak economy has produced an extremely challenging investment environment. Investment yields available to us in the first quarter improved over the fourth quarter of last year. However, they still remain at historically depressed levels. For instance, the yield on a composite index of 20-year Japanese government bonds averaged 2.52% during the first quarter, compared with 4.10% in the first quarter of 1995. By purchasing reverse dual-currency bonds (bonds with yen principal and a dollar coupon), we were able to invest in yen-denominated securities at an average yield of 4.36% during the quarter. Including dollar-denominated investments, our blended new money yield was 4.49% for the quarter. As of April 16, we had invested or committed to invest approximately 60% of our expected 1999 cash flow at an average yield of 4.69%. Not only do these yields compare very favorably with the yield of Japanese government bonds, they also provide a significant spread over our reserving assumptions for new business.

     At the end of the first quarter, the yield on AFLAC Japan's debt securities portfolio was 5.22%, compared with 5.24% at the end of 1998. The return on average invested assets, net of investment expenses, was 5.01% for the quarter, compared with 5.30% a year ago.

     Investment income in yen increased 5.5% in 1999 compared with 10.9% in 1998. This is due to the effect of translating dollar-denominated investment income into yen. The yen/dollar exchange rate was 128.09 yen to one U.S. dollar for the first three months of 1998 compared with 116.58 for the first three months of 1999.


AFLAC JAPAN OTHER

     The operating expense ratio has increased slightly due to investments in additional marketing programs including advertising and direct response efforts. The benefits ratio has declined due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance and also due to favorable claims experience on cancer life insurance. Pretax operating earnings in yen increased 15.0% for the three months ended March 31, 1999. This increase was largely due to the lower loss ratio during the quarter.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,


(In millions)                                      1999             1998
                                                --------------------------
Premium income.........................          $  330            $  289
Investment income......................              58                51
Other income...........................               -                 3
                                                  -----             -----
  Total revenues.......................             388               343
                                                  -----             -----
Benefits and claims....................             205               183
Operating expenses.....................             120               104
                                                  -----             -----
  Total benefits and expenses..........             325               287
                                                  -----             -----
    Pretax operating earnings..........          $   63            $   56
                                                  =====             =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income.......................            13.9%             12.7%
  Investment income....................            12.8              44.1
  Total revenues.......................            13.3              17.1
  Pretax operating earnings............            11.4              50.3

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..................            52.8%             53.4%
  Operating expenses...................            31.1              30.2
  Pretax operating earnings............            16.1              16.4

============================================================================


AFLAC U.S. SALES

     New annualized premium sales in the United States continued to grow at a rapid pace. New sales topped $100 million for the seventh consecutive quarter, rising 15.8% to $125 million. Accident/disability insurance was once again our best selling product. However, sales of our founding product, cancer expense insurance, were extremely robust. Cancer expense sales rose 28.5% for the quarter.

     In addition to strong sales growth, we continue to see increased use of our electronic sales system, SmartApp. In the first quarter, we processed more than 60% of our new business electronically. With savings from innovative work processes like SmartApp, we have increased our commitment to our national television advertising. We believe that growing name recognition through advertising is one of the factors that has contributed to our strong sales growth and expanding distribution system. We have set an objective for AFLAC U.S. sales to increase by 12% to 15% for the year 1999.


AFLAC U.S. INVESTMENTS

     Investment income increased 12.8% in the first three months of 1999 compared with 44.1% in the same period of 1998. The large increase in 1998 is the result of investment income received from investment of the proceeds from the sale of the television business in the second quarter of 1997 and from investment of profit repatriation funds of $347 million in 1997 which included $125 million of a non-recurring nature. During the first quarter of 1999, available cash flow was invested at an average yield-to-maturity of 8.08% compared with 7.47% during the first quarter of 1998. The overall return on average invested assets, net of investment expenses, was 7.52% for the first three months of 1999 compared with 7.37% for the first quarter of 1998.


AFLAC U.S. OTHER

     Management expects the operating expense ratio, including discretionary television advertising expenses, to remain approximately level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to national television advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has tended to decline slightly. The mix of business has shifted toward accident and hospital indemnity policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. Management expects the pretax operating profit margin, which was 16.2% for the year 1998, to remain approximately the same in 1999.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     For information regarding new Statements of Financial Accounting Standards see Note 2 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1998, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and primarily consist of investment grade securities.

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 1999, was
120.55 yen to one U.S. dollar, 4.0% weaker than the exchange rate of 115.70 as of December 31, 1998. Management estimates that the weaker yen rate decreased reported investments and cash by $932 million, total assets by

$1.1 billion, and total liabilities by $1.0 billion compared with the amounts that would have been reported for 1999 if the exchange rate had remained unchanged from year-end 1998.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $1.7 billion on investment securities at March 31, 1999, consisted of $2.5 billion in gross unrealized gains and $818 million in gross unrealized losses.

     AFLAC invests primarily within the Japanese, U.S. and Euroyen fixed-maturity markets. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of our debt securities, at amortized cost, were as follows:

                                March 31,        December 31,
                                  1999               1998
                               -----------       ------------
              AAA                 36.3%              38.1%
              AA                  18.3               17.6
              A                   30.8               31.2
              BBB                 12.8               13.1
              BB                   1.8                  -
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====


     As of December 31, 1998, we held no debt securities rated below `BBB.' However, in January 1999, the credit ratings of several major Japanese financial institutions were downgraded. We owned debt securities issued by a major Japanese bank in the amount of $436 million, or 1.8% of total debt securities at March 31, 1999. Following the downgrade, these securities were rated `Ba1' by Moody's and `BB+' by Standard & Poor's.

     Private placement investments accounted for 46.5% and 43.9% of our total debt securities as of March 31, 1999 and December 31, 1998, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to historically conservative standards for credit quality. We require that all private placement issuers have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners
(NAIC). Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     During the fourth quarter of 1998, we revised our investment management policy regarding the holding-period intent for certain of our private placement debt securities. Our past practice was to hold these securities to their contractual or economic maturity dates. We have now made this our formal policy. Accordingly, debt securities carried at a fair value of $6.4 billion were reclassified as of October 1, 1998, from the category "available of sale" to "held to maturity." The related unrealized gains of $1.1 billion as of October 1, 1998, on these securities are being amortized over the remaining term of the securities. Securities that are available for sale are reported in the balance sheet at fair value and securities that are held to maturity are reported at amortized cost.

     The following table shows an analysis of investment securities (at cost or amortized cost):

                                   AFLAC Japan             AFLAC U.S.
                             ----------------------  ----------------------
                             March 31,  December 31, March 31,  December 31,
(In millions)                  1999        1998         1999       1998
                             ----------------------  ----------------------
Available for sale:
  Fixed-maturity securities   $12,950     $12,886     $ 2,829     $ 2,772
  Perpetual debentures          1,710       1,344         116         111
  Equity securities                28          22          74          79
                               ------      ------      ------      ------
   Total available for sale    14,688      14,252       3,019       2,962
                               ------      ------      ------      ------
Held to maturity:
  Fixed-maturity securities     3,803       3,947           -           -
  Perpetual debentures          3,344       3,494           -           -
                               ------      ------      ------      ------
    Total held to maturity      7,147       7,441           -           -
                               ------      ------      ------      ------
      Total                   $21,835     $21,693     $ 3,019     $ 2,962
                               ======      ======      ======      ======

POLICY LIABILITIES

     Policy liabilities decreased $58 million, or .2%, during the first three months of 1999. AFLAC Japan decreased $126 million, or .6% (3.6% increase in yen), and AFLAC U.S. increased $68 million, or 3.2%. Changes in policy liabilities were primarily due to the addition of new business, the aging of policies in force, the weaker yen and the effect of the market value adjustment for securities available for sale (see Note 7 of the Notes to the Consolidated Financial Statements). The weaker yen at March 31, 1999 compared with December 31, 1998 decreased reported policy liabilities by $915 million.


DEBT

     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount.

     We received net proceeds of $445 million. We intend to use the proceeds primarily to purchase shares of our common stock. Any remaining proceeds may be used to repay indebtedness or for general corporate purposes. We intend to swap the dollar-denominated principal and interest to be yen-denominated.

     See Note 6 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at March 31, 1999.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 18.0% and 19.6% as of March 31, 1999 and December 31, 1998, respectively.


SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $.3 million for the three months ended March 31, 1999 and by approximately $1 million for the year 1998. For further information regarding such arrangements, see Note 8 of the Notes to the Consolidated Financial Statements.


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

     The Life Insurance Association of Japan, an industry organization, implemented a voluntary policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan pledged investment securities to the Life Insurance Association of Japan for this program. During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry is making contributions to these funds over a 10-year period. We have recorded a liability for our share of these obligations.


SHAREHOLDERS' EQUITY

     Our insurance operations continue to provide the primary sources of liquidity. Capital needs can also be supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. Primary uses of cash in the insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable. Our investment objectives provide for liquidity through the ownership of high-quality investment securities. AFLAC insurance policies are generally not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC policies provide indemnity benefits rather than reimbursement for actual medical costs and therefore are not subject to the risks of medical cost inflation.

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. In April 1999 we received net proceeds of $445 million from an issuance of $450 million of senior notes which increased our capital resources. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. In addition to restrictions by U.S. insurance regulators, the Japanese Financial Supervisory Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $11 million in the first quarter of 1999 and $192 million and $386 million in the full years 1998 and 1997, respectively. Profit repatriations have been remitted annually from AFLAC Japan to AFLAC U.S. in July. The FSA maintains solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin remains high and reflects a strong capital and surplus position. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1998.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 2001. The most significant change to AFLAC is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. We estimate AFLAC's deferred tax liability would be approximately $142 million at March 31, 1999 under the provisions of the recodified SAP. AFLAC's capital and surplus, as determined on the present U.S. statutory accounting basis, was $1.7 billion at March 31, 1999.


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

     Currently, we are in the process of developing and refining contingency plans for our business systems and processes. These plans will be periodically updated throughout 1999 based on currently available information and the perceived business risk.

     We rely on a widely distributed customer base in the United States and Japan for continued payment of premiums. Many of the systems utilized by our group accounts are automated and date dependent. We randomly surveyed group accounts in the United States to determine their year 2000 readiness. AFLAC Japan depends heavily on substantial premium payments that are electronically transmitted by third party payment agents from employers of the insured. We have surveyed our more significant customers in Japan to determine whether such customers expect their ability to pay premiums or transmit policy and claims data in this fashion to be impacted by year 2000 issues. We will be conducting tests with our key external customers and suppliers during the second quarter of 1999. Any adverse results from this testing will be incorporated into our ongoing contingency planning process. If a large number of customers (in the U.S. and/or Japan) are unable to submit premium payments in a timely or accurate manner due to year 2000 issues, the resulting delays could have a material adverse effect on our financial condition or results of operations. It is not currently possible to predict the probability of any delays occurring or the extent of such delays.

     AFLAC owns publicly traded and privately placed fixed-maturity and equity securities in the U.S. and Japan, and other foreign countries. If a material portion of such securities are adversely impacted by year 2000 issues, our investment portfolio may also be adversely impacted.

     Since the inception of the year 2000 project, we had incurred costs of approximately $25 million for system upgrades or modifications through March 31, 1999. Of this amount, approximately $10 million was capitalized. The remaining cost to complete the various projects is currently estimated to be $7 million, of which $1 million is expected to be capitalized. We may determine that additional expenditures are necessary as testing continues. Company personnel have spent considerable time and effort on the project, and we intend to continue to devote additional internal resources and personnel to work on the project. However, we believe that any deferral of information technology projects due to the year 2000 effort will not have a material adverse effect on our operations or financial condition.

     Due to the uncertainty inherent in year 2000 issues, particularly with regard to Japanese customers' year 2000 readiness and the various governmental functions, public utilities, financial infrastructures and similar outside facilities on which we depend in both the United States and Japan, we are unable to determine at this time whether the consequences of external year 2000 failures will have a material impact on our financial condition or results of operations. Although a year 2000 failure with respect to any single internal or external system may not have a material adverse effect on AFLAC, the failure of multiple systems may cause a material disruption to our business which may have a material adverse effect on our operations or financial condition.

     All statements made herein regarding our year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protections of such act.


OTHER

     In April 1999, Standard & Poor's announced that AFLAC Incorporated will be added to the Standard & Poor's 500 index.

     On May 3, 1999, the board of directors approved an increase in the quarterly cash dividend from $.065 to $.075 per share. The increase is effective with the second quarter dividend, which is payable on June 1, 1999, to shareholders of record at the close of business on May 20, 1999.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments are exposed to primarily three types of market risks. These are interest rate, equity price, and foreign currency exchange rate risk.

INTEREST RATE RISK

     Our primary interest rate exposure is a result of the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis to estimate the sensitivity to interest rate changes in our debt securities. Modified duration analysis provides a measure of price percentage volatility.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefit liabilities is longer than that of the related invested assets due to the unavailability of acceptable yen-denominated long-duration securities. When our debt securities mature, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities.

     At March 31, 1999 we had $1.6 billion of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.3 billion based on our portfolio as of March 31, 1999. The effect on yen-denominated debt securities is approximately $2.0 billion and the effect on dollar-denominated debt securities is approximately $352 million.

     We have outstanding interest rate swaps on 49.6 billion yen ($411 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

     At March 31, 1999, we also had yen-denominated bank borrowings in the amount of 17.3 billion yen ($144 million) with a variable interest rate of
 .95%. The effect on net earnings in 1999 due to changes in market interest rates was immaterial. For further information on our notes payable, see
Note 6 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at March 31, 1999, totaled $180 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.03. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.3%, or $19 million.


CURRENCY RISK

     Most of AFLAC Japan's investments and cash are denominated in yen.
When the yen-denominated financial instruments mature or are sold, the proceeds are generally reinvested in yen-denominated securities and are held to fund yen-denominated policy obligations rather than converted into dollars. Therefore, there is no significant foreign currency transaction risk.

     In addition to the yen-denominated financial instruments held by AFLAC Japan, AFLAC Incorporated has yen-denominated borrowings that have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these borrowings are reported in accumulated other comprehensive income.

     We attempt to match our yen-denominated assets to our yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                (March 31, 1999)

                                           105.55      120.55*     135.55
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial
instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                     $15,122     $13,240     $11,775
     Perpetual debentures                   1,838       1,609       1,431
     Equity securities                         37          33          29
   Securities held to maturity:
     Fixed maturities                       4,343       3,803       3,382
     Perpetual debentures                   3,819       3,344       2,973
   Cash and cash equivalents                  235         205         183
   Other financial instruments                 11           9           9
                                           ------      ------      ------
       Total                               25,405      22,243      19,782
                                           ------      ------      ------
  Liabilities - notes payable                 634         555         493
                                           ------      ------      ------
  Net yen-denominated financial
   instruments                             24,771      21,688      19,289
  Other yen-denominated assets              3,474       3,042       2,705
  Other yen-denominated liabilities       (27,467)    (24,049)    (21,388)
                                           ------      ------      ------
       Total yen-denominated net assets
       subject to foreign currency
       fluctuation                        $   778     $   681     $   606
                                           ======      ======      ======

* Actual March 31, 1999 exchange rate


     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation on page 18.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officers in oral discussions with analysts and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

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

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on May 3, 1999. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Adopt an amended and restated Management Incentive Plan; (3) Ratification of the selection of auditors for 1999. The proposals were approved by the shareholders.

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

                                            VOTES
                         ---------------------------------------------------
                                               Absten-    With-     Broker
                             For     Against   tions      held     Non-Votes
                        ----------------------------------------------------
(1)  Election of 17
members to the board
of directors:
Paul S. Amos             521,390,429  N/A        N/A    1,351,642  6,604,760
Daniel P. Amos           521,729,418  N/A        N/A    1,012,653  6,604,760
J. Shelby Amos, II       521,336,681  N/A        N/A    1,405,390  6,604,760
Michael H. Armacost      481,838,356  N/A        N/A   40,903,715  6,604,760
M. Delmar Edwards, M.D.  521,144,743  N/A        N/A    1,597,328  6,604,760
Joe Frank Harris         521,008,378  N/A        N/A    1,733,693  6,604,760
Elizabeth J. Hudson      521,629,248  N/A        N/A    1,112,823  6,604,760
Kenneth S. Janke, Sr.    521,959,982  N/A        N/A      782,089  6,604,760
Charles B. Knapp         521,699,403  N/A        N/A    1,042,668  6,604,760
Hisao Kobayashi          521,945,848  N/A        N/A      796,223  6,604,760
Yoshiki Otake            521,960,985  N/A        N/A      781,086  6,604,760
E. Stephen Purdom        521,637,995  N/A        N/A    1,104,076  6,604,760
Barbara K. Rimer         521,294,474  N/A        N/A    1,447,597  6,604,760
Henry C. Schwob          521,471,257  N/A        N/A    1,270,814  6,604,760
J. Kyle Spencer          521,403,448  N/A        N/A    1,338,623  6,604,760
Glenn Vaughn, Jr.        521,275,212  N/A        N/A    1,466,859  6,604,760
Robert L. Wright         521,280,154  N/A        N/A    1,461,917  6,604,760

                                                VOTES
                         ---------------------------------------------------
                                                 Absten-    With-   Broker
                             For       Against    tions     held   Non-Votes
                        ----------------------------------------------------

(2) Adopt an Amended
and Restated Management
Incentive Plan           519,301,427  7,578,832  2,466,572   N/A      None

(3) Ratification of
appointment of KPMG
LLP as independent
auditors                 526,866,723   662,923   1,817,185   N/A      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999. We filed a report on Form 8-K on April 7, 1999 regarding our issuance of $450 million of senior notes.


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




Date     May 12, 1999                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date     May 12, 1999                          /s/ NORMAN P. FOSTER
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






















































                                     39
1