Form 10-Q
period 1999-06-30
AFLAC INC
filed 1999-08-11
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended June 30, 1999
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         August 5, 1999
----------------------------                            ------------------
Common Stock, $.10 Par Value                            265,850,806 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998....................       1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 1999 and 1998
         Six Months Ended June 30, 1999 and 1998.................       3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 1999 and 1998.................       5

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998.................       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended June 30, 1999 and 1998
         Six Months Ended June 30, 1999 and 1998.................       8

       Notes to Consolidated Financial Statements................       9

       Review by Independent Certified Public
         Accountants.............................................      16

       Independent Auditors' Report..............................      17

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      18

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      33


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      37

     Item 6.  Exhibits and Reports on Form 8-K...................      37



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)
                                                  June 30,     December 31,
                                                    1999           1998
                                                 (Unaudited)
                                                 -----------   ------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $16,038 in 1999 and $15,658 in 1998)        $  17,696     $  17,617
    Perpetual debentures (amortized cost,
      $2,191 in 1999 and $1,455 in 1998)              1,884         1,366
    Equity securities (cost, $109 in 1999
      and $101 in 1998)                                 186           177
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $3,595 in
      1999 and $3,691 in 1998)                        3,769         3,947
    Perpetual debentures (fair value, $2,996
      in 1999 and $3,131 in 1998)                     3,319         3,494
  Other investments                                      18            19
  Cash and cash equivalents                             378           374
                                                   --------      --------
    Total investments and cash                       27,250        26,994
 Receivables, primarily premiums                        239           229
 Receivables for security transactions                  116            43
 Accrued investment income                              338           316
 Deferred policy acquisition costs                    3,094         3,067
 Property and equipment, at cost less
   accumulated depreciation                             449           427
 Other                                                  116           107
                                                   --------      --------
    Total assets                                  $  31,602     $  31,183
                                                   ========      ========


See the accompanying Notes to Consolidated Financial Statements.


(continued)




                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per share amounts)
                                                    June 30,    December 31,
                                                      1999         1998
                                                   (Unaudited)
                                                   -----------   -----------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                        $  22,218     $  22,218
      Unpaid policy claims                              1,370         1,263
      Unearned premiums                                   304           309
      Other policyholders' funds                          245           244
                                                     --------      --------
        Total policy liabilities                       24,137        24,034
    Notes payable                                       1,028           596
    Income taxes                                        1,540         1,865
    Payables for security transactions                    458           173
    Other                                                 788           745
                                                     --------      --------
      Total liabilities                                27,951        27,413
                                                     --------      --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 400,000 shares; issued 319,266
      shares in 1999 and 317,971 shares in 1998            32            32
    Additional paid-in capital                            252           235
    Retained earnings                                   3,151         2,862
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains       207           219
      Unrealized gains on investment securities         1,041         1,332
    Treasury stock, at average cost                    (1,032)         (910)
                                                     --------      --------
      Total shareholders' equity                        3,651         3,770
                                                     --------      --------
      Total liabilities and shareholders' equity    $  31,602     $  31,183
                                                     ========      ========
      Shareholders' equity per share                $   13.75     $   14.19
                                                     ========      ========

See the accompanying Notes to Consolidated Financial Statements.




                                                      AFLAC INCORPORATED AND SUBSIDIARIES
                                                      Consolidated Statements of Earnings
(In millions, except for share and                            Three Months Ended June 30,       Six Months Ended June 30,
 per share amounts - Unaudited)                               ---------------------------      ---------------------------
                                                                  1999           1998              1999           1998
                                                                --------       --------          --------       --------
Revenues:
  Premiums, principally supplemental health insurance           $  1,706       $  1,424          $  3,434       $  2,896
  Net investment income                                              325            276               645            554
  Realized investment gains (losses)                                  (5)             -                (9)             -
  Other income                                                         6              4                 9             11
                                                                 -------        -------           -------        -------
        Total revenues                                             2,032          1,704             4,079          3,461
                                                                 -------        -------           -------        -------
Benefits and expenses:
  Benefits and claims                                              1,380          1,171             2,780          2,385
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs                 64             51               121             99
    Insurance commissions                                            220            185               445            377
    Insurance expenses                                               151            118               293            236
    Provision for mandated policyholder protection fund                -              -                 -            111
    Interest expense                                                   5              3                 8              7
    Other operating expenses                                          15             16                32             32
                                                                 -------        -------           -------        -------
        Total acquisition and operating expenses                     455            373               899            862
                                                                 -------        -------           -------        -------
        Total benefits and expenses                                1,835          1,544             3,679          3,247
                                                                 -------        -------           -------        -------
        Earnings before income taxes                                 197            160               400            214

Income tax expense (benefit):
  Operations                                                          67             57               141             72
  Deferred tax benefit from Japanese tax rate reductions               -              -               (67)          (121)
                                                                 -------        -------           -------        -------
        Total income taxes                                            67             57                74            (49)
                                                                 -------        -------           -------        -------
        Net earnings                                            $    130       $    103          $    326       $    263
                                                                 =======        =======           =======        =======
(continued on next page)
                                                              3

                                                      AFLAC INCORPORATED AND SUBSIDIARIES
                                                Consolidated Statements of Earnings (continued)
(In millions, except for share and                            Three Months Ended June 30,       Six Months Ended June 30,
 per share amounts - Unaudited)                               ---------------------------      ---------------------------
                                                                  1999           1998              1999           1998
                                                                --------       --------          --------       --------
Net earnings per share:
  Basic                                                         $    .49       $    .38          $   1.23       $    .99
  Diluted                                                            .47            .37              1.18            .95
                                                                 =======        =======           =======        =======
Shares used in computing
 earnings per share (In thousands):
  Basic                                                          265,818        267,138           265,965        266,985
  Diluted                                                        275,969        276,574           276,368        276,435
                                                                 =======        =======           =======        =======
Cash dividends per share                                        $   .075       $   .065          $    .14       $   .123
                                                                 =======        =======           =======        =======


See the accompanying Notes to Consolidated Financial Statements.




















                                                             4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
(In millions, except for per share
  amounts - Unaudited)                           Six Months Ended June 30,
                                                ---------------------------
                                                    1999            1998
                                                   ------          ------
Common Stock:
  Balance at beginning of year                    $    32         $    16
  Two-for-one stock split                               -              16
                                                   ------          ------
  Balance at end of period                             32              32
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of year                        235             227
  Exercise of stock options                             9               4
  Gain on treasury stock reissued                       8               7
  Two-for-one stock split                               -             (16)
                                                   ------          ------
  Balance at end of period                            252             222
                                                   ------          ------
Retained earnings:
  Balance at beginning of year                      2,862           2,442
  Net earnings                                        326             263
  Cash dividends ($.14 per share
   in 1999 and $.123 in 1998)                         (37)            (32)
                                                   ------          ------
  Balance at end of period                          3,151           2,673
                                                   ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                      1,551           1,559
  Change in unrealized foreign currency
   translation gains during period,
   net of income taxes                                (12)            (61)
  Unrealized gains (losses) on investment
   securities during period, net of income
   taxes and reclassification adjustments            (291)            (39)
                                                   ------          ------
   Balance at end of period                         1,248           1,459
                                                   ------          ------
Treasury stock:
  Balance at beginning of year                       (910)           (813)
  Purchases of treasury stock                        (141)            (52)
  Cost of shares issued                                19              14
                                                   ------          ------
  Balance at end of period                         (1,032)           (851)
                                                   ------          ------
  Total shareholders' equity                      $ 3,651         $ 3,535
                                                   ======          ======

See the accompanying Notes to Consolidated Financial Statements.


                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)
                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                     1999        1998
                                                    ------      ------
Cash flows from operating activities:
  Net earnings                                     $   326     $   263
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                   1,232       1,099
    Deferred income taxes                              (27)       (174)
    Change in income taxes payable                    (130)         43
    Increase in deferred policy
     acquisition costs                                (133)       (102)
    Change in receivables and advance premiums          (7)        (14)
    Depreciation and amortization expense               13          14
    Provision for mandated policyholder
     protection fund                                     -         111
    Other, net                                         (13)       (128)
                                                    ------      ------
      Net cash provided by operating activities      1,261       1,112
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                   718         450
      Fixed-maturity securities matured                164         498
      Equity securities                                 42          16
    Securities held to maturity:
      Fixed-maturity securities matured                  9           -
    Other investments, net                               1           9
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                     (1,588)     (1,448)
      Perpetual debentures                            (804)       (450)
      Equity securities                                (38)        (19)
    Fixed-maturity securities held to maturity         (41)          -
    Other investments, net                              (1)         (2)
  Additions to property and equipment, net              (9)        (13)
                                                    ------      ------
     Net cash used by investing activities         $(1,547)    $  (959)
                                                    ------      ------


(continued)


                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1999          1998
                                                      ------        ------
Cash flows from financing activities:
  Proceeds from borrowings                           $   446       $    44
  Principal payments under debt obligations               (3)           (9)
  Dividends paid to shareholders                         (37)          (32)
  Purchases of treasury stock                           (141)          (52)
  Treasury stock reissued                                 29            21
  Other, net                                               9             3
                                                      ------        ------
    Net cash provided (used) by
      financing activities                               303           (25)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                   (13)          (20)
                                                      ------        ------
    Net change in cash and cash equivalents                4           108

Cash and cash equivalents, beginning of year             374           236
                                                      ------        ------
Cash and cash equivalents, end of period             $   378       $   344
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $     6       $     7
    Income taxes                                         254           193
  Non-cash financing activities:
    Capital lease obligations                              4             6


See the accompanying Notes to Consolidated Financial Statements.



                                          AFLAC INCORPORATED AND SUBSIDIARIES
                                  Consolidated Statements of Comprehensive Income
                                              (In millions - Unaudited)
                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                  ----------------------       ----------------------
                                                    1999          1998           1999         1998
                                                   ------        ------         ------       ------
Net earnings                                      $   130       $   103        $   326      $   263
                                                   ------        ------         ------       ------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains (losses) during
      the period                                       (7)           34             17           40
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding gains (losses)
      arising during the period                      (358)           37           (453)         (11)
    Reclassification adjustment for realized
      (gains) losses included in net earnings           5            (1)             9            -
                                                   ------        ------         ------       ------
        Total other comprehensive income,
         before income taxes                         (360)           70           (427)          29

Income tax expense (benefit) related to
  items of other comprehensive income                (151)           43           (124)         129
                                                   ------        ------         ------       ------
        Other comprehensive income,
         net of income taxes                         (209)           27           (303)        (100)
                                                   ------        ------         ------       ------
        Total comprehensive income (loss)         $   (79)      $   130        $    23      $   163
                                                   ======        ======         ======       ======


See the accompanying Notes to Consolidated Financial Statements.



                                                              8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the Company) contain all adjustments necessary to fairly present the financial position as of June 30, 1999, and the results of operations and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998, and statements of cash flows and shareholders' equity for the six months ended June 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     We also adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, on January 1, 1999. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, we have expensed all such costs as they were incurred. The adoption of this SOP had no material effect on net earnings for the three months and six months ended June 30, 1999.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. We are currently evaluating this standard, which is effective January 1, 2001.

3.  Segment Information

     Information regarding components of operations for the three and six months ended June 30 follows:

(In millions)                     Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                    1999      1998         1999      1998
                                  --------  --------     --------  --------
Total revenues:
  AFLAC Japan:
    Earned premiums               $  1,372  $  1,129     $  2,770  $  2,310
    Net investment income              262       221          524       447
    Other income                         1         1            1         1
                                   -------   -------      -------   -------
      Total AFLAC Japan revenues     1,635     1,351        3,295     2,758
                                   -------   -------      -------   -------
  AFLAC U.S.:
    Earned premiums                    334       293          664       582
    Net investment income               59        53          117       105
    Other income                         1         1            1         3
                                   -------   -------      -------   -------
      Total AFLAC U.S. revenues        394       347          782       690
                                   -------   -------      -------   -------
  All other business segments            5         9           11        16
                                   -------   -------      -------   -------
      Total business segments        2,034     1,707        4,088     3,464
  Realized investment
   gains (losses)                       (5)        -           (9)        -
  Corporate                             11         8           17        16
  Intercompany eliminations             (8)      (11)         (17)      (19)
                                   -------   -------      -------   -------
      Total                       $  2,032  $  1,704     $  4,079  $  3,461
                                   =======   =======      =======   =======
Earnings before income taxes:
  AFLAC Japan                     $    152  $    119     $    310  $    244
  AFLAC U.S.                            63        56          126       112
  All other business segments           (1)        -            -         -
                                   -------   -------      -------   -------
      Total business segments          214       175          436       356
  Provision for the Japanese
   mandated policyholder
   protection fund                       -         -            -      (111)
  Realized investment gains
   (losses)                             (5)        -           (9)        -
  Interest expense, non-insurance
   operations                           (4)       (3)          (7)       (5)
  Corporate                             (8)      (12)         (20)      (26)
                                   -------   -------      -------   -------
      Total                       $    197  $    160     $    400  $    214
                                   =======   =======      =======   =======

4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%. This tax rate reduction was recognized in the first quarter of 1999, and increased net earnings for the six months ended June 30, 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities reduced by the limitations in the U.S. foreign tax credit provisions.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate from 45.3% to 41.7%. This tax rate reduction was recognized in the first quarter of 1998 and increased net earnings for the six months ended June 30, 1998, by $121 million ($.46 per basic share, $.44 per diluted share) from the reduction of AFLAC Japan's deferred income tax liability. The deferred tax reduction represented the effect of recalculating Japanese deferred income taxes at the 41.7% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities.

     The 1998 rate reduction for AFLAC Japan was effective May 1, 1998, for purposes of calculating income tax expense on operating earnings and the 1999 rate reduction was effective April 1, 1999.


5.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry is required to contribute $4.1 billion to this fund over a 10-year period. The total charge for our share of the contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111 million for the six months ended June 30, 1998. The after-tax charge was $65 million, or $.24 per basic and diluted share.


6.  Notes Payable

     A summary of notes payable after giving effect to interest rate swaps and currency swaps is as follows:

                                                    June 30,   December 31,
 (In millions)                                        1999         1998
                                                   ----------  ------------
1.67% yen-denominated senior notes due April 2009    $   458     $     -
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                            281         294
    Variable interest rate (.43% at June 30, 1999)        31          35
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                            128         134
    Variable interest rate (.38% at June 30, 1999)       112         115
Obligations under capitalized leases, due
  monthly through 2003, secured by computer
  equipment in Japan                                      18          18
                                                      ------      ------
    Total notes payable                              $ 1,028     $   596
                                                      ======      ======

     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have swapped the dollar-denominated principal and interest to be yen-denominated. At June 30, 1999, the principal was 55.6 billion yen at an interest rate of 1.67% less a loan discount of 146 million yen.

     We have a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. At
June 30, 1999, the borrowing limit was $325 million.   Under the terms of
the agreement, the borrowing limit was reduced to $250 million on July 15, 1999, and will reduce to $125 million on July 15, 2000. At June 30, 1999,
34.1 billion yen ($281 million) was outstanding at a fixed interest rate, and 3.8 billion yen ($31 million) was outstanding at a variable interest rate under this agreement. We made a principal payment in the amount of 9.0 billion yen ($74 million) on July 15, 1999 related to this loan.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002, with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At June 30, 1999,
15.5 billion yen ($128 million) was outstanding at a fixed interest rate, and 13.5 billion yen ($112 million) was outstanding at a variable interest rate under this agreement.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts.
Under these agreements, we make fixed rate payments at 2.29% on one loan and 1.24% on another loan and receive floating rate payments (.15% at June 30, 1999, plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               June 30,      December 31,
                                                  1999            1998
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    1,428      $    1,946
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                    1,117           1,224
   Less:
     Policy liabilities                               704             885
     Deferred income taxes                            800             953
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    1,041      $    1,332
                                                =========       =========


     We own perpetual debentures that we have classified as held-to-maturity. Although these securities have no contractual maturity, the issue-date, fixed-rate interest coupons subsequently increase to a market-interest rate plus 150 to 300 basis points and change to a variable-interest rate basis, generally by the 25th year after issuance, creating an economic maturity date.


8.  Security Lending

     We loan fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive other securities as collateral for such loans. Beginning in 1998, the collateral was not recorded as either an asset or liability on our balance sheet due to a required change in accounting standards. In prior years, the collateral was carried as an asset, and a liability was recorded for the return of the collateral.

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At June 30, 1999, and December 31, 1998, we had security loans outstanding in the amounts of $2.9 billion and $3.0 billion at fair value, respectively. At June 30, 1999, and December
31, 1998, we held Japanese government bonds as collateral for loaned securities in the amounts of $2.9 billion and $3.1 billion, at fair value, respectively. Our security lending policy requires that the fair value of the securities received as collateral be 105% or more of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

9.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:

 (In thousands of shares)                          1999            1998
                                                ----------      ----------
Common stock - issued:
  Balance at beginning of year                    317,971         316,380
  Exercise of stock options                         1,295             978
                                                 --------        --------
  Balance at end of period                        319,266         317,358
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     52,287          49,944
  Purchases of treasury stock:
    Open market                                     2,550           1,456
    Other                                             145             149
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (407)           (579)
  Exercise of stock options                          (751)           (287)
                                                 --------        --------
  Balance at end of period                         53,824          50,683
                                                 --------        --------
Shares outstanding at end of period               265,442         266,675
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

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 1999 and 1998 financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page
17.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 1999, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of shareholders' equity and cash flows for the six-month period ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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




Atlanta, GA
July 27, 1999

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


RESULTS OF OPERATIONS

     Three significant items affected our net earnings during 1998 and 1999.

     Due to a corporate income tax rate reduction in Japan during 1999, the statutory tax rate for AFLAC Japan declined from 41.7% to 36.2%. This tax rate decline was recognized in the first quarter of 1999 and increased net earnings by $67 million ($.25 per basic share and $.24 per diluted share) for the six months ended June 30, 1999.

     Also, due to a corporate income tax rate reduction in Japan during 1998, the statutory tax rate for AFLAC Japan declined from 45.3% to 41.7%. This tax rate decline was recognized in the first quarter of 1998 and increased net earnings by $121 million ($.46 per basic share and $.44 per diluted share) for the six months ended June 30, 1998.

     For additional information on these income tax reductions, see Note 4 of the Notes to the Consolidated Financial Statements.

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
                                           SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                             (In millions, except for per-share amounts)

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                     -----------------------------------------     --------------------------------------
                                     Percentage Change        1999      1998       Percentage Change      1999     1998
                                     -----------------      ------------------     -----------------    -----------------
Operating earnings:
  AFLAC Japan.......................          27.9%         $  152    $  119               27.0%        $  310   $  244
  AFLAC U.S.........................          13.8              63        56               12.6            126      112
  All other business segments.......                            (1)        -                                 -        -
                                                             -----     -----                             -----    -----
    Total business segments.........          22.2             214       175               22.2            436      356
  Interest expense,
    non-insurance operations........         (39.8)             (4)       (3)             (19.2)            (7)      (5)
  Corporate and eliminations........          27.1              (9)      (11)              21.2            (20)     (26)
                                                             -----     -----                             -----    -----
    Pretax operating earnings.......          25.4             201       161               25.7            409      325
  Income taxes......................          23.2              71        58               23.5            147      118
                                                             -----     -----                             -----    -----
    Operating earnings..............          26.6             130       103               27.0            262      207
Non-operating items:
  Deferred tax benefit from Japan
    tax rate reductions.............                             -         -                                67      121
  Provision for the Japanese
    mandated policyholder
    protection fund, net of tax.....                             -         -                                 -      (65)
  Realized investment gains
    (losses), net of tax............                             -         -                                (3)       -
                                                             -----     -----                             -----    -----
    Net earnings....................          26.9          $  130    $  103               23.9         $  326   $  263
                                                             =====     =====                             =====    =====
Operating earnings per basic share..          28.9          $  .49    $  .38               28.6         $  .99   $  .77
Operating earnings per diluted share          27.0             .47       .37               26.7            .95      .75
                                                             =====     =====                             =====    =====
Net earnings per basic share........          28.9          $  .49    $  .38               24.2         $ 1.23   $  .99
Net earnings per diluted share......          27.0             .47       .37               24.2           1.18      .95
                                                             =====     =====                             =====    =====
==========================================================================================================================
                                                              19

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection fund and the deferred income tax benefit from the Japanese tax rate reductions. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


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

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data*
                  (For the periods ended June 30, 1999)

                                  Three Months              Six Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes**    Changes     Changes**
                              ---------   ---------    ---------   ---------
Premium income                  19.8%        9.3%        18.6%        9.1%
Net investment income           18.0        10.1         16.4         9.1
Operating revenues              19.5         9.5         18.1         9.0
Total benefits and expenses     18.9         8.4         17.4         7.9
Operating earnings              26.6        20.6         27.0        21.4
Operating earnings per share    27.0        21.6         26.7        21.3
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

     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 121.01 and 135.71 for the three months ended June 30, 1999 and 1998, and 118.80 and 131.90 for the six months ended June 30, 1999 and 1998, respectively. The strengthening of the yen in 1999 increased operating earnings per share by approximately $.02 for the three months ended June 30, 1999, and $.04 for the six months ended June 30, 1999. Operating earnings per share as reported increased 27.0% to $.47 for the three-month period ended June 30, 1999, compared with the same period in 1998 and increased

26.7% to $.95 for the six-month period ended June 30, 1999, compared with the same period in 1998. Operating earnings per share, excluding the effect of foreign currency translation, increased 21.6% for the quarter and 21.3% for the six months ended June 30, 1999.

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

         Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1998         on EPS
     -------------     ----------------      ---------       ----------
     1999 @ 110.00         $  2.03              30.1%          $  .16
     1999 @ 115.00            1.99              27.6              .12
     1999 @ 120.00            1.94              24.4              .07
     1999 @ 125.00            1.91              22.4              .04
     1999 @ 130.89*           1.87              19.9                -
     1999 @ 135.00            1.85              18.6             (.02)
     1999 @ 140.00            1.82              16.7             (.05)
     1999 @ 145.00            1.80              15.4             (.07)

     *Actual exchange rate for the year ended December 31, 1998.

     If the exchange rate as of June 30, 1999, would remain constant for the remainder of 1999, the cumulative average rate would be approximately 119.95 and the annual operating diluted earnings per share would approximate $1.94, assuming our earnings objective is met.


PROFIT REPATRIATION

     AFLAC Japan repatriated profits to AFLAC U.S. of $154 million in 1998 and $347 million in 1997. The profit transfer in 1997 included $125 million of a non-recurring nature. Since the first repatriation in 1989, AFLAC Japan has repatriated $1.3 billion, which has enhanced our flexibility and profitability. The 1999 total repatriation is 28.2 billion yen. AFLAC Japan repatriated profits of 12.0 billion yen ($98 million) in July 1999.
We will transfer the remaining 16.2 billion yen ($134 million using the June 30, 1999, exchange rate) of the profit repatriation in September 1999.


SHARE REPURCHASE PROGRAM

     During the second quarter of 1999, we purchased 2.4 million shares of our common stock. At the end of the second quarter of 1999, we had approximately 4.8 million shares still available for purchase under current repurchase authorizations. We have purchased 59.9 million shares (through June 30, 1999) since the inception of the share repurchase program.

INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the six months ended June 30, 1999 and 1998, were 35.9% and 36.5%, respectively. Japanese income taxes on AFLAC Japan's operating results, which were taxed at Japan's corporate income tax rate of 41.7% through March 31, 1999, and 36.2% thereafter, accounted for most of our income tax expense. The decline in the effective tax rate in 1999 resulted primarily from the 1998 Japanese tax rate reduction.

     Income tax expense for 1999 also includes approximately $2 million of additional taxes from our recent income tax audit in Japan. Excluding that amount the effective income tax rate on operating earnings for the six months ended June 30, 1999, was 35.4%, the same as the rate for the full year 1998.

     The 1999 reduction in the statutory tax rate in Japan, which was effective April 1, 1999, will not significantly change our combined U.S./Japan effective tax rate, as it will largely shift income tax expense from Japan operations to U.S. operations due to the U.S. foreign tax credit provisions. We expect our effective income tax rate for financial statement purposes will be in the range of 35% to 36% for the full year 1999.


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

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      1999        1998      1999        1998
                                  ------------------    ------------------
Premium income.................  $ 1,372     $ 1,129   $ 2,770     $ 2,310
Investment income..............      262         221       524         447
Other income...................        1           1         1           1
                                  ------      ------    ------      ------
  Total revenues...............    1,635       1,351     3,295       2,758
                                  ------      ------    ------      ------
Benefits and claims............    1,172         985     2,367       2,013
Operating expenses.............      311         247       618         501
                                  ------      ------    ------      ------
  Total benefits and expenses..    1,483       1,232     2,985       2,514
                                  ------      ------    ------      ------

    Pretax operating earnings..  $   152     $   119   $   310     $   244
                                  ======      ======    ======      ======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income...............      21.5%      (6.2)%     19.9%      (3.0)%
  Investment income............      18.6        (.1)      17.2        2.5
  Total revenues...............      21.1       (5.3)      19.5       (2.1)
  Pretax operating earnings....      27.9       (2.2)      27.0       (1.8)

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income...............       8.3%       6.4%       8.0%       6.2%
  Investment income............       5.5       13.4        5.5       12.2
  Total revenues...............       7.9        7.5        7.6        7.1
  Pretax operating earnings....      13.6       11.3       14.3        7.5

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..........      71.7%      72.9%      71.8%      72.9%
  Operating expenses...........      19.0       18.3       18.8       18.1
  Pretax operating earnings....       9.3        8.8        9.4        8.9

============================================================================


AFLAC JAPAN SALES

     The increase in premium income in yen was due to sales of new policies and excellent policy persistency.

     AFLAC Japan set a record for new annualized premium sales during the second quarter. New sales, which rose 30.6%, reached an all-time high of 24.0 billion yen, or $198 million. For the six months, new sales were up 26.8% to 42.8 billion yen, or $359 million. We experienced strong contributions from our founding product, cancer life insurance, as well as our new ordinary life products. Rider MAX, which adds accident and other supplemental benefits to our cancer life plans, continued to sell very well.

     New sales also benefited from additional sales campaigns that were conducted in advance of a July premium rate increase. We implemented the premium rate increases, as did Japan's life insurance industry, to compensate for the continued low level of interest rates. The new pricing assumptions have virtually no impact on the cost of the Rider MAX and term life plans, and the premium increases to other lines of business are less than in previous years. We expect that the acceleration of sales campaigns to the first half of the year will result in slower sales growth in the remaining six months of 1999. However, we still expect to achieve our sales target in yen of 10% to 15% growth for the year.

     Another factor helping our sales is the continued growth of our distribution system in Japan. In the last 18 months, we have been aggressively recruiting new agencies to our business. The new agencies, most of which are individual agencies, give us better access to Japan's huge market of small businesses and individual customers. During the first six months of 1999, we recruited nearly 1,400 agencies. Our target is to add 3,000 new agencies this year.

     Although Japan's economy remains weak, we continue to believe it is one of the best insurance markets in the world and one of great opportunities for growth.


AFLAC JAPAN INVESTMENTS

     Japan's investment environment, which has been negatively affected by the weak economy for many years, remains challenging with investment yields at very low levels. However, by purchasing reverse dual-currency bonds (bonds with yen principal and paying interest in dollars), we were able to invest in yen-denominated securities at an average yield of 4.42% during the first half of 1999. Including dollar-denominated investments, our blended new money yield was 4.61% for the six months. Our new money yields in 1999 compare very favorably with the yield of Japanese government bonds and provide a significant spread over our reserving assumptions for new business.

     At the end of the second quarter, the yield on AFLAC Japan's debt securities portfolio was 5.24%, the same as the end of 1998. The return on average invested assets, net of investment expenses, was 5.04% for the six months, compared with 5.31% for the first six months of 1998.

     Investment income in yen increased 5.5% for the first six months of 1999 compared with 12.2% in the same period of 1998. This is due primarily to the effect of translating dollar-denominated investment income into yen. The yen/dollar exchange rate was 118.80 yen to one U.S. dollar for the first six months of 1999 compared with 131.90 for the first six months of 1998. The stronger yen has the effect of reducing the dollar-denominated investment income as reported in yen.

AFLAC JAPAN OTHER

     The operating expense ratio has increased due to investments in additional marketing programs including advertising and direct response efforts. The benefits ratio has declined due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance and also due to favorable claims experience on cancer life insurance. Pretax operating earnings in yen increased 13.6% and 14.3% for the three months and six months ended June 30, 1999, respectively. This increase was largely due to the lower loss ratio during 1999.


INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      1999        1998      1999        1998
                                  ------------------    ------------------
Premium income.................   $  334     $  293     $  664     $  582
Investment income..............       59         53        117        105
Other income...................        1          1          1          3
                                   -----      -----      -----      -----
  Total revenues...............      394        347        782        690
                                   -----      -----      -----      -----
Benefits and claims............      208        184        413        367
Operating expenses.............      123        107        243        211
                                   -----      -----      -----      -----
  Total benefits and expenses..      331        291        656        578
                                   -----      -----      -----      -----
    Pretax operating earnings..   $   63     $   56     $  126     $  112
                                   =====      =====      =====      =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income...............     14.0%      12.5%      13.9%      12.6%
  Investment income............     11.2       21.3       12.0       31.5
  Total revenues...............     13.5       13.8       13.4       15.4
  Pretax operating earnings....     13.8       27.1       12.6       37.8

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..........     52.7%      53.0%      52.8%      53.2%
  Operating expenses...........     31.2       31.0       31.1       30.6
  Pretax operating earnings....     16.1       16.0       16.1       16.2
============================================================================


AFLAC U.S. SALES

     Our strong financial results reflect ongoing success at marketing needed products at the worksite. New annualized premium sales rose 17.4% in the second quarter to $131 million. For the six months, new sales were up 16.6% to $256 million. New sales in the quarter were led by accident/disability insurance, although we also experienced solid contributions from other product lines. Our new ordinary life products designed for the worksite have been especially well received. With only half of the year complete, these new life products already represent the best product introduction in our history.

     Like AFLAC Japan, we have been steadily expanding our U.S. distribution system of independent sales associates and brokers. For the first six months of the year, recruiting was up 14.2%, and the average number of associates producing business for us every month increased 10.8% to nearly 8,600 agents.


AFLAC U.S. INVESTMENTS

     Investment income increased 12.0% in the first six months of 1999 compared with 31.5% in the same period of 1998. The large increase in 1998 is the result of investment income received from investment of the proceeds from the sale of the television business in the second quarter of 1997 and from investment of profit repatriation funds of $347 million in 1997 that included $125 million of a non-recurring nature. During the first six months of 1999, available cash flow was invested at an average yield of 7.84% compared with 7.41% during the first six months of 1998. The overall return on average invested assets, net of investment expenses, was 7.52% for the first six months of 1999 compared with 7.40% for the first six months of 1998.


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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 1999, was
121.10 yen to one U.S. dollar, 4.5% weaker than the exchange rate of 115.70 as of December 31, 1998. Management estimates that the weaker yen rate decreased reported investments and cash by $1.0 billion, total assets by $1.2 billion, and total liabilities by $1.1 billion compared with the amounts that would have been reported for 1999 if the exchange rate had remained unchanged from year-end 1998.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $931 million on investment securities at June 30, 1999, consisted of $2.2 billion in gross unrealized gains and $1.3 billion in gross unrealized losses.

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

                                June 30,         December 31,
                                  1999               1998
                               -----------       ------------
              AAA                 28.3%              38.1%
              AA                  23.9               17.6
              A                   31.2               31.2
              BBB                 14.9               13.1
              BB                   1.7                  -
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====


     As of December 31, 1998, we held no debt securities rated below `BBB.' However, in January 1999, the credit ratings of several major Japanese financial institutions were downgraded. We owned debt securities issued by two Japanese banks in the amount of $449 million at amortized cost, or 1.7% of total debt securities at June 30, 1999. Following the downgrade, these securities were rated `Ba1' by Moody's and `BB+' by Standard & Poor's.

     Private placement investments accounted for 47.7% and 43.9% of our total debt securities as of June 30, 1999 and December 31, 1998, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to historically conservative standards for credit quality. We require that all private placement issuers have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners

(NAIC). Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     During the fourth quarter of 1998, we revised our investment management policy regarding the holding-period intent for certain of our private placement debt securities. Our past practice was to hold these securities to their contractual or economic maturity dates. We have now made this our formal policy. Accordingly, debt securities carried at a fair value of $6.4 billion were reclassified as of October 1, 1998, from the category "available of sale" to "held to maturity." The related unrealized gains of $1.1 billion as of October 1, 1998, on these securities are being amortized over the remaining term of the securities. Securities that are available for sale are reported in the balance sheet at fair value, and securities that are held to maturity are reported at amortized cost.

     The following table shows an analysis of investment securities (at cost or amortized cost):

                                   AFLAC Japan             AFLAC U.S.
                             ----------------------  ----------------------
                              June 30,  December 31,  June 30,  December 31,
(In millions)                  1999        1998         1999       1998
                             ----------------------  ----------------------
Available for sale:
  Fixed-maturity securities   $12,867     $12,886     $ 3,171     $ 2,772
  Perpetual debentures          2,058       1,344         133         111
  Equity securities                31          22          78          79
                               ------      ------      ------      ------
   Total available for sale    14,956      14,252       3,382       2,962
                               ------      ------      ------      ------
Held to maturity:
  Fixed-maturity securities     3,769       3,947           -           -
  Perpetual debentures          3,319       3,494           -           -
                               ------      ------      ------      ------
    Total held to maturity      7,088       7,441           -           -
                               ------      ------      ------      ------
      Total                   $22,044     $21,693     $ 3,382     $ 2,962
                               ======      ======      ======      ======

POLICY LIABILITIES

     The weaker yen at June 30, 1999, compared with December 31, 1998, decreased reported policy liabilities by $1.0 billion. The effect of the market value adjustment for securities available for sale (see Note 7 of the Notes to the Consolidated Financial Statements) also reduced policy liabilities. These decreases were offset by increases in policy liabilities for the addition of new business and the aging of policies in force. The net effect was a slight increase in policy liabilities.


DEBT

     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We received net proceeds of $446 million after discount and issue costs. These proceeds are being used primarily to purchase shares of our common stock. Any remaining net proceeds may be used to repay indebtedness or for general corporate purposes. We have swapped the dollar-denominated principal and interest to be yen-denominated. At June 30, 1999, the principal was 55.6 billion yen at an interest rate of 1.67%.

     See Note 6 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at June 30, 1999.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 28.3% and 19.6% as of June 30, 1999, and December 31, 1998, respectively. On July 15, 1999, we made a principal debt payment in the amount of 9.0 billion yen ($74 million). After that payment the debt ratio was approximately 26.7%.


SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $.5 million for the six months ended June 30, 1999, and by approximately $1 million for the year 1998. For further information regarding such arrangements, see Note 8 of the Notes to the Consolidated Financial Statements.


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

     In the second quarter of 1999, Toho Life Insurance Company was declared insolvent by Japanese government regulators. The policyholder protection fund, established last year, will be used to cover Toho's reported capital shortage. Although we cannot be certain, at this time we do not expect another assessment.

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

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. In April 1999, we received net proceeds of $446 million from an issuance of $450 million of senior notes which increased our capital resources. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. In addition to restrictions by U.S. insurance regulators, the Japanese Financial Supervisory Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $20 million in the first six months of 1999, and $192 million and $386 million in the full years 1998 and 1997, respectively. The 1999 total repatriation is 28.2 billion yen. AFLAC Japan repatriated profits of 12.0
billion yen ($98 million) in July 1999.   We will transfer the remaining
16.2 billion yen ($134 million using the June 30, 1999 exchange rate) of the profit repatriation in September 1999. The FSA maintains solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin remains high and reflects a strong capital and surplus position. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1998.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 2001. The most significant change to AFLAC is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. We estimate AFLAC's deferred tax liability would be approximately $142 million at June 30, 1999, under the provisions of the recodified SAP. AFLAC's capital and surplus, as determined on the present U.S. statutory accounting basis, was $1.8 billion at June 30, 1999.


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

     We have remediated, tested and internally certified as year 2000 ready substantially all of our critical production systems in both the United States and Japan. While certain components of those systems must still be certified in accordance with our internal procedures, they have been fully remediated and are presently anticipated to be fully tested and internally certified in the third quarter of 1999. Implementation and internal certification activities for non-critical systems are scheduled to be completed during the third quarter of 1999. The company will also continue to test various systems throughout 1999 as an additional quality control measure.

     The company continues to develop and refine year 2000 contingency plans for our business systems and processes. These plans have been prepared by personnel representing a wide spectrum of the company. While these plans will continue to be periodically updated throughout 1999 based on then current information and the perceived business risk in order to promote a stable technological platform, both our United States and Japanese operations intend to cease installation of any new significant information technology systems beginning in October of 1999. The company has also scheduled year 2000 Assurance Weekend on January 1, 2 and 3, 2000. On these days, AFLAC will use a streamlined team from throughout the company to close year-end books and process actual data from the year 2000. While the company does not anticipate that there will be significant internal operational year 2000 related problems, Assurance Weekend is designed to allow the company to quickly and effectively respond to any internal or external issues which arise in an actual production environment after January 1, 2000. It is presently anticipated that the workforce will return to normal levels on January 4, 2000, and that any operational problems will have been remedied or effectively addressed from a management and operational perspective. These and other activities undertaken through the contingency planning process will hopefully allow the company to effectively respond to material internal or external year 2000 related issues.

     We rely on a widely distributed customer base in the United States and Japan for continued payment of premiums. Many of the systems utilized by our group accounts are automated and date dependent. If a large number of customers (in the U.S. and/or Japan) are unable to submit premium payments in a timely or accurate manner due to year 2000 issues, the resulting delays could have a material adverse effect on our financial condition or results of operations. We have randomly surveyed certain group accounts in the United States to determine their year 2000 readiness. The results of these survey efforts have not disclosed any year 2000 related issues in our U.S. group account customer base that, either taken individually or as a group, reasonably indicate that the company will experience major disruptions in premium payments in the United States. AFLAC Japan depends heavily on substantial premium payments that are electronically transmitted by third party payment agents from employers of the insured. We have surveyed certain of our more significant customers and payment agents in Japan to determine whether they expect their ability to pay premiums or transmit policy and claims data to be impacted by year 2000 issues. The results of our survey efforts in Japan have not disclosed any significant year 2000 related issues with our Japanese payment agents or our more significant customers that, either taken individually or as a group, reasonably indicate that the company will experience major disruptions in premium payments in Japan. The reliability of the U.S. and Japanese surveys depends on the extent to which responses are accurate and complete and that our conclusions from these responses accurately represent the year 2000 readiness of our customers and Japanese payment agents. In addition to our survey efforts, testing with our key external customers and suppliers began during the second quarter of 1999 and is scheduled to be completed during the third quarter of 1999. While this testing currently has not revealed any widespread year 2000 related problems that would reasonably be expected to have a material impact on the company's ability to conduct business in the normal course, any adverse results from this testing will be addressed to the extent reasonably possible and incorporated into our ongoing contingency planning process.

     AFLAC owns publicly traded and privately placed fixed-maturity and equity securities in the U.S. and Japan, and other foreign countries. If a material portion of such securities are adversely impacted by year 2000 issues, our investment portfolio may also be adversely impacted.

     Since the inception of the year 2000 project, we had incurred costs of approximately $28 million for system upgrades or modifications through June 30, 1999. Of this amount, approximately $11 million was capitalized. The remaining cost to complete the various projects is currently estimated to be $5 million. We may determine that additional expenditures are necessary as
the program continues to evolve.   We believe that any deferral of
information technology projects due to the year 2000 effort will not have a material adverse effect on our operations or financial condition.

     Due to the uncertainty inherent in year 2000 issues, particularly with regard to Japanese customers' year 2000 readiness and the various governmental functions, public utilities, financial infrastructures and similar outside facilities on which we depend in both the United States and Japan, we are unable to determine at this time whether the consequences of external year 2000 failures will have a material impact on our financial condition or results of operations. Although a year 2000 failure with respect to any single internal or external system may not have a material adverse effect on AFLAC, the failure of multiple systems may cause a material disruption to our business which may have a material adverse effect on our operations or financial condition. Moreover, while we have attempted to gather as much information as reasonably possible with respect to the manner in which year 2000 related issues may impact our operations in Japan, it should be noted that there have been widespread reports that Japan will not, in general, be as well prepared for year 2000 events as the United States. We are unable to validate these reports, except through our survey and testing efforts discussed herein.

     All statements made herein regarding our year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protections of such act.

OTHER

     In May 1999, AFLAC Incorporated was added to the Standard & Poor's 500 index.

     On July 27, 1999, the board of directors approved a quarterly cash dividend of $.075 per share. The dividend is payable on September 1, 1999, to shareholders of record at the close of business on August 19, 1999.


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

     At June 30, 1999 we had $854 million of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.2 billion based on our portfolio as of June 30, 1999. The effect on yen-denominated debt securities is approximately $1.9 billion and the effect on dollar-denominated debt securities is approximately $354 million.

     We had outstanding interest rate swaps on a portion of our variable-interest-rate yen-denominated borrowings at June 30, 1999. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed.
Therefore, movements in market interest rates should have no material effect on earnings. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

     At June 30, 1999, we also had yen-denominated bank borrowings in the amount of 17.3 billion yen ($143 million) with a variable interest rate of
 .39%. The effect on net earnings in 1999 due to changes in market interest rates was immaterial. For further information on our notes payable, see
Note 6 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at June 30, 1999, totaled $186 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.03. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.3%, or $19 million.


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

     AFLAC Incorporated has a currency swap on its $450 million senior notes. We have swapped the dollar-denominated principal and interest to be yen-denominated. This swap has been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to this swap are reported in accumulated other comprehensive income.

     We attempt to match our yen-denominated assets to our yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                (June 30, 1999)

                                           106.10      121.10*     136.10
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial
instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 14,355    $ 12,577    $ 11,191
     Perpetual debentures                   2,320       2,033       1,809
     Equity securities                         43          38          34
   Securities held to maturity:
     Fixed maturities                       4,302       3,769       3,354
     Perpetual debentures                   3,788       3,319       2,953
   Cash and cash equivalents                  306         268         238
   Other financial instruments                 13          11          10
                                          -------     -------     -------
       Total                               25,127      22,015      19,589
                                          -------     -------     -------
  Liabilities - notes payable               1,154       1,011         900
                                          -------     -------     -------
       Net yen-denominated financial
         instruments                       23,973      21,004      18,689
  Other yen-denominated assets              3,671       3,216       2,862
  Other yen-denominated liabilities       (27,430)    (24,032)    (21,384)
                                          -------     -------     -------
       Total yen-denominated net assets
       subject to foreign currency
       fluctuation                       $    214    $    188    $    167
                                          =======     =======     =======

* Actual June 30, 1999 exchange rate


     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation on page 20.


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

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates, fluctuations in foreign currency exchange rates, and the ability of AFLAC and third parties with whom it does business to achieve year 2000 readiness for significant systems on a timely basis.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       4.0 - Indenture, dated April 21, 1999, between AFLAC Incorporated and The Bank of New York, as Trustee for the 6.5% Senior Notes due 2009 - incorporated by reference from Registration Statement No. 333-78403 on Form S-4, Accession No. 0000950133-99-001779
             as Exhibit 4.2.
      10.0 - AFLAC Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.
      12.0 - Ratio of Earnings to Fixed Charges
      27.0 - Financial Data Schedule (for SEC use only)

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




Date   August 11, 1999                         /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer




Date   August 11, 1999                         /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     12.0 - Ratio of Earnings to Fixed Charges
     27.0 - Financial Data Schedule (for SEC use only).






















































                                     39
1