Form 10-Q
period 1999-09-30
AFLAC INC
filed 1999-11-10
CIK 4977

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                  For the quarter ended September 30, 1999
                         Commission File No. 1-7434




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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         November 3, 1999
----------------------------                            ------------------
Common Stock, $.10 Par Value                            266,118,105 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----

Part I.  Financial Information:

     Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998................       1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 1999 and 1998
         Nine Months Ended September 30, 1999 and 1998...........       3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 1999 and 1998...........       5

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998...........       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended September 30, 1999 and 1998
         Nine Months Ended September 30, 1999 and 1998...........       8

       Notes to Consolidated Financial Statements................       9

       Review by Independent Certified Public
         Accountants.............................................      17

       Independent Auditors' Report..............................      18

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.............      19

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk.........................................      34


Part II.  Other Information:

     Item 1.  Legal Proceedings..................................      37

     Item 6.  Exhibits and Reports on Form 8-K...................      37



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information

                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)
                                                September 30,  December 31,
                                                    1999           1998
                                                 (Unaudited)
                                                 -----------   ------------
ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $17,788 in 1999 and $15,658 in 1998)        $  19,694     $  17,617
    Perpetual debentures (amortized cost,
      $2,458 in 1999 and $1,455 in 1998)              1,994         1,366
    Equity securities (cost, $120 in 1999
      and $101 in 1998)                                 181           177
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $4,137 in
      1999 and $3,691 in 1998)                        4,240         3,947
    Perpetual debentures (fair value, $3,509
      in 1999 and $3,131 in 1998)                     3,747         3,494
  Other investments                                      19            19
  Cash and cash equivalents                             534           374
                                                   --------      --------
    Total investments and cash                       30,409        26,994
 Receivables, primarily premiums                        262           229
 Receivables for security transactions                  136            43
 Accrued investment income                              313           316
 Deferred policy acquisition costs                    3,486         3,067
 Property and equipment, at cost less
   accumulated depreciation                             493           427
 Other                                                  126           107
                                                   --------      --------
    Total assets                                  $  35,225     $  31,183
                                                   ========      ========


See the accompanying Notes to Consolidated Financial Statements.

(continued)


                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per share amounts)
                                                 September 30,  December 31,
                                                     1999          1998
                                                  (Unaudited)
                                                 -------------  ------------
Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                        $  25,644     $  22,218
      Unpaid policy claims                              1,555         1,263
      Unearned premiums                                   335           309
      Other policyholders' funds                          292           244
                                                     --------      --------
        Total policy liabilities                       27,826        24,034
    Notes payable                                       1,079           596
    Income taxes                                        1,624         1,865
    Payables for return of cash collateral
      on loaned securities                                 44             -
    Payables for security transactions                     31           173
    Other                                                 849           745
                                                     --------      --------
      Total liabilities                                31,453        27,413
                                                     --------      --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 400,000 shares; issued 319,760
      shares in 1999 and 317,971 shares in 1998            32            32
    Additional paid-in capital                            300           235
    Retained earnings                                   3,274         2,862
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains       226           219
      Unrealized gains on investment securities         1,002         1,332
    Treasury stock, at average cost                    (1,062)         (910)
                                                     --------      --------
      Total shareholders' equity                        3,772         3,770
                                                     --------      --------
      Total liabilities and shareholders' equity    $  35,225     $  31,183
                                                     ========      ========
      Shareholders' equity per share                $   14.21     $   14.19
                                                     ========      ========

See the accompanying Notes to Consolidated Financial Statements.



                                                      AFLAC INCORPORATED AND SUBSIDIARIES
                                                      Consolidated Statements of Earnings
(In millions, except for share and                        Three Months Ended September 30,   Nine Months Ended September 30,
 per share amounts - Unaudited)                           -------------------------------    -----------------------------
                                                                1999           1998                1999           1998
                                                              --------       --------            --------       --------
Revenues:
  Premiums, principally supplemental health insurance         $  1,847       $  1,421            $  5,281       $  4,318
  Net investment income                                            347            275                 992            829
  Realized investment gains (losses)                                (3)            (2)                (12)            (2)
  Other income                                                       5              6                  14             15
                                                               -------        -------             -------        -------
        Total revenues                                           2,196          1,700               6,275          5,160
                                                               -------        -------             -------        -------
Benefits and expenses:
  Benefits and claims                                            1,498          1,160               4,277          3,544
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs               62             48                 183            146
    Insurance commissions                                          235            184                 680            561
    Insurance expenses                                             160            126                 453            361
    Provision for mandated policyholder protection fund              -              -                   -            111
    Interest expense                                                 5              3                  13              9
    Other operating expenses                                        16             18                  50             53
                                                               -------        -------             -------        -------
        Total acquisition and operating expenses                   478            379               1,379          1,241
                                                               -------        -------             -------        -------
        Total benefits and expenses                              1,976          1,539               5,656          4,785
                                                               -------        -------             -------        -------
        Earnings before income taxes                               220            161                 619            375

Income tax expense (benefit):
  Operations                                                        76             53                 217            125
  Deferred tax benefit from Japanese tax rate reductions             -              -                 (67)          (121)
                                                               -------        -------             -------        -------
        Total income taxes                                          76             53                 150              4
                                                               -------        -------             -------        -------
        Net earnings                                          $    144       $    108            $    469       $    371
                                                               =======        =======             =======        =======
(continued on next page)
                                                                3

                                                      AFLAC INCORPORATED AND SUBSIDIARIES
                                                Consolidated Statements of Earnings (continued)
(In millions, except for share and                      Three Months Ended September 30,     Nine Months Ended September 30,
 per share amounts - Unaudited)                         -------------------------------      -----------------------------
                                                             1999           1998                   1999           1998
                                                           --------       --------               --------       --------
Net earnings per share:
  Basic                                                    $    .54       $    .40               $   1.77       $   1.39
  Diluted                                                       .52            .39                   1.70           1.34
                                                            =======        =======                =======        =======
Shares used in computing
 earnings per share (In thousands):
  Basic                                                     265,540        265,928                265,822        266,629
  Diluted                                                   274,497        275,287                275,743        276,048
                                                            =======        =======                =======        =======
Cash dividends per share                                   $   .075       $   .065               $   .215       $   .188
                                                            =======        =======                =======        =======


See the accompanying Notes to Consolidated Financial Statements.



















                                                                4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In millions, except for per share           Nine Months Ended September 30,
  amounts - Unaudited)                       ------------------------------
                                                  1999            1998
                                                 ------          ------
Common Stock:
  Balance at beginning of year                  $    32         $    16
  Two-for-one stock split                             -              16
                                                 ------          ------
  Balance at end of period                           32              32
                                                 ------          ------
Additional paid-in capital:
  Balance at beginning of year                      235             227
  Exercise of stock options                          12               5
  Gain on treasury stock reissued                    53              12
  Two-for-one stock split                             -             (16)
                                                 ------          ------
  Balance at end of period                          300             228
                                                 ------          ------
Retained earnings:
  Balance at beginning of year                    2,862           2,442
  Net earnings                                      469             371
  Cash dividends ($.215 per share
   in 1999 and $.188 in 1998)                       (57)            (50)
                                                 ------          ------
  Balance at end of period                        3,274           2,763
                                                 ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                    1,551           1,559
  Change in unrealized foreign currency
   translation gains during period,
   net of income taxes                                6             (62)
  Unrealized gains (losses) on investment
   securities during period, net of income
   taxes and reclassification adjustments          (329)            (33)
                                                 ------          ------
   Balance at end of period                       1,228           1,464
                                                 ------          ------
Treasury stock:
  Balance at beginning of year                     (910)           (813)
  Purchases of treasury stock                      (181)           (123)
  Cost of shares issued                              29              20
                                                 ------          ------
  Balance at end of period                       (1,062)           (916)
                                                 ------          ------
  Total shareholders' equity                    $ 3,772         $ 3,571
                                                 ======          ======

See the accompanying Notes to Consolidated Financial Statements.


                                     5
</TABLE

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                       1999        1998
                                                      ------      ------
Cash flows from operating activities:
  Net earnings                                       $   469     $   371
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                     1,900       1,624
    Deferred income taxes                                 (1)       (174)
    Change in income taxes payable                      (224)         64
    Increase in deferred policy
     acquisition costs                                  (215)       (161)
    Change in receivables and advance premiums           (10)        (18)
    Depreciation and amortization expense                 20          34
    Provision for mandated policyholder
     protection fund                                       -         111
    Other, net                                           205         (16)
                                                      ------      ------
      Net cash provided by operating activities        2,144       1,835
                                                      ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                     985         647
      Fixed-maturity securities matured                  177         512
      Equity securities                                   67          49
    Securities held to maturity:
      Fixed-maturity securities matured                   18           -
    Other investments, net                                 1           9
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                       (2,587)     (2,103)
      Perpetual debentures                              (819)       (671)
      Equity securities                                  (61)        (44)
    Fixed-maturity securities held to maturity           (42)          -
    Other investments, net                                (1)         (3)
  Cash received as collateral on loaned securities        44           -
  Additions to property and equipment, net               (15)        (26)
                                                      ------      ------
     Net cash used by investing activities           $(2,233)    $(1,630)
                                                      ------      ------

(continued)






                                     6

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                       1999          1998
                                                      ------        ------
Cash flows from financing activities:
  Proceeds from borrowings                           $   446       $   114
  Principal payments under debt obligations              (78)         (122)
  Dividends paid to shareholders                         (57)          (50)
  Purchases of treasury stock                           (181)         (123)
  Treasury stock reissued                                 82            32
  Other, net                                              11             5
                                                      ------        ------
    Net cash provided (used) by
      financing activities                               223          (144)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                    26            (7)
                                                      ------        ------
    Net change in cash and cash equivalents              160            54

Cash and cash equivalents, beginning of year             374           236
                                                      ------        ------
Cash and cash equivalents, end of period             $   534       $   290
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $     9       $     9
    Income taxes                                         261           197
  Non-cash financing activities:
    Capital lease obligations                              4             6


See the accompanying Notes to Consolidated Financial Statements.
















                                     7

                                          AFLAC INCORPORATED AND SUBSIDIARIES
                                  Consolidated Statements of Comprehensive Income
                                              (In millions - Unaudited)
                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                          ----------------------            ----------------------
                                                            1999          1998                1999         1998
                                                           ------        ------              ------       ------
Net earnings                                              $   144       $   108             $   469      $   371
                                                           ------        ------              ------       ------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains (losses) during
      the period                                             (104)          (25)                (87)          15
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding gains (losses)
      arising during the period                                36            36                (418)          25
    Reclassification adjustment for realized
      (gains) losses included in net earnings                   3             2                  13            2
                                                           ------        ------              ------       ------
        Total other comprehensive income,
         before income taxes                                  (65)           13                (492)          42
Income tax expense (benefit) related to
  items of other comprehensive income                         (45)            8                (169)         137
                                                           ------        ------              ------       ------
        Other comprehensive income,
         net of income taxes                                  (20)            5                (323)         (95)
                                                           ------        ------              ------       ------
        Total comprehensive income                        $   124       $   113             $   146      $   276
                                                           ======        ======              ======       ======


See the accompanying Notes to Consolidated Financial Statements.

                                                                8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the Company) contain all adjustments necessary to fairly present the financial position as of September 30, 1999, and the results of operations and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998, and statements of cash flows and shareholders' equity for the nine months ended September 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     We also adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, on January 1, 1999. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, we have expensed all such costs as they were incurred. The adoption of this SOP had no material effect on net earnings for the three months and nine months ended September 30, 1999.

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

3.  Segment Information

     Information regarding components of operations follows:

(In millions)                     Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1999      1998         1999      1998
                                  --------  --------     --------  --------
Total revenues:
  AFLAC Japan:
    Earned premiums               $  1,501  $  1,115     $  4,271  $  3,425
    Net investment income              280       218          804       666
    Other income                         2         1            3         2
                                   -------   -------      -------   -------
      Total AFLAC Japan revenues     1,783     1,334        5,078     4,093
                                   -------   -------      -------   -------
  AFLAC U.S.:
    Earned premiums                    346       304        1,010       887
    Net investment income               62        55          179       160
    Other income                         1         1            2         3
                                   -------   -------      -------   -------
      Total AFLAC U.S. revenues        409       360        1,191     1,050
                                   -------   -------      -------   -------
  All other business segments            5        10           16        24
                                   -------   -------      -------   -------
      Total business segments        2,197     1,704        6,285     5,167
  Realized investment
   gains (losses)                       (3)       (2)         (12)       (2)
  Corporate                             11         8           28        24
  Intercompany eliminations             (9)      (10)         (26)      (29)
                                   -------   -------      -------   -------
      Total                       $  2,196  $  1,700     $  6,275  $  5,160
                                   =======   =======      =======   =======
Earnings before income taxes:
  AFLAC Japan                     $    171  $    122     $    481  $    366
  AFLAC U.S.                            65        59          191       171
  All other business segments           (2)       (1)          (2)        -
                                   -------   -------      -------   -------
      Total business segments          234       180          670       537
  Provision for the Japanese
   mandated policyholder
   protection fund                       -         -            -      (111)
  Realized investment gains
   (losses)                             (3)       (2)         (12)       (2)
  Interest expense, non-insurance
   operations                           (4)       (2)         (10)       (8)
  Corporate                             (7)      (15)         (29)      (41)
                                   -------   -------      -------   -------
      Total                       $    220  $    161     $    619  $    375
                                   =======   =======      =======   =======

     Total assets were as follows:

                                         September 30,       December 31,
 (In millions)                               1999                1998
                                         -------------       ------------
Total assets:
  AFLAC Japan                              $ 30,445            $ 26,912
  AFLAC U.S.                                  4,424               4,212
  All other business segments                    31                  59
                                            -------             -------
  Total business segments                    34,900              31,183
  Corporate                                   5,094               4,674
  Intercompany eliminations                  (4,769)             (4,674)
                                            -------             -------
  Total                                    $ 35,225            $ 31,183
                                            =======             =======


4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%. This tax rate reduction was recognized in the first quarter of 1999, and increased net earnings for the nine months ended September 30, 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities, reduced by the limitations in the U.S. foreign tax credit provisions.

     At the end of March 1998, the Japanese government reduced the Japanese corporate income tax rate from 45.3% to 41.7%. This tax rate reduction was recognized in the first quarter of 1998 and increased net earnings for the nine months ended September 30, 1998, by $121 million ($.45 per basic share, $.44 per diluted share) from the reduction of AFLAC Japan's deferred income tax liability. The deferred tax reduction represented the effect of recalculating Japanese deferred income taxes at the 41.7% rate on the temporary differences between the financial reporting basis and the Japanese income tax basis of AFLAC Japan's assets and liabilities.

     The 1998 rate reduction for AFLAC Japan was effective May 1, 1998, for purposes of calculating income tax expense on operating earnings and the 1999 rate reduction was effective April 1, 1999.


5.  Policyholder Protection Fund

     During the first quarter of 1998, the Japanese government enacted a mandatory policyholder protection fund system. The life insurance industry is required to contribute to this fund over a 10-year period. The total charge for our share of the contribution obligation was recognized in the first quarter of 1998 and decreased pretax earnings by $111 million for the nine months ended September 30, 1998. The after-tax charge was $65 million, or $.24 per basic and diluted share.

6.  Notes Payable

     A summary of notes payable after giving effect to interest rate swaps and currency swaps is as follows:

                                                  September 30, December 31,
 (In millions)                                        1999         1998
                                                  ------------  ------------
1.67% yen-denominated senior notes due April 2009    $   518     $     -
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                            212         294
    Variable interest rate (.38% at Sept. 30, 1999)       58          35
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                            109         134
    Variable interest rate (.33% at Sept. 30, 1999)      163         115
Obligations under capitalized leases, due
  monthly through 2003, secured by computer
  equipment in Japan                                      19          18
                                                      ------      ------
    Total notes payable                              $ 1,079     $   596
                                                      ======      ======


     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have swapped the dollar-denominated principal and interest into yen-denominated obligations. At September 30, 1999, the principal was 55.6 billion yen at an interest rate of 1.67% less a loan discount of 140 million yen, for a net payable of 55.4 billion yen ($518 million using the September 30, 1999 exchange rate).

     We have a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. At
September 30, 1999, the borrowing limit was $250 million.   Under the terms
of the agreement, the borrowing limit will reduce to $125 million on July 15, 2000. At September 30, 1999, 22.7 billion yen ($212 million) was outstanding at a fixed interest rate, and 6.2 billion yen ($58 million) was outstanding at a variable interest rate under this agreement.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002, with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At September 30, 1999, 11.7 billion yen ($109 million) was outstanding at a fixed interest rate, and 17.4 billion yen ($163 million) was outstanding at a variable interest rate under this agreement.

     Notes payable were reduced by cash payments of 1.6 billion yen ($15 million) in October 1999.

     Since these loans are denominated in yen, the principal amount of the loans as stated in dollar terms at any date will fluctuate due to changes in the yen-to-dollar foreign currency exchange rate.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings. These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts.
Under these agreements, we make fixed rate payments at 2.29% on one loan and 1.24% on another loan and receive floating rate payments (.29% at September 30, 1999, plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                          September 30,      December 31,
                                               1999               1998
                                           ------------       ------------
   Unrealized gains on securities
     available for sale                     $    1,503         $    1,946
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                 1,235              1,224
   Less:
     Policy liabilities                            858                885
     Deferred income taxes                         878                953
                                             ---------          ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                   $    1,002         $    1,332
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


8.  Security Lending

     We loan fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 1999, and December 31, 1998, we had security loans outstanding in the amounts of $3.2 billion and $3.0 billion at fair value, respectively. At September 30, 1999, and December 31, 1998, we held Japanese government bonds as collateral for loaned securities in the amounts of $3.2 billion and $3.1 billion, at fair value. At September 30, 1999, we also held $44 million of cash collateral for loaned securities in the amount of $43 million, at fair value. For loans involving unrestricted cash collateral, the collateral is recorded as an asset with a corresponding liability for the return of the collateral. For loans involving securities as collateral, the collateral is not recorded as an asset or liability under generally accepted accounting principles.

     Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% and 100% or more, respectively, of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.


9.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30:

 (In thousands of shares)                          1999            1998
                                                ----------      ----------
Common stock - issued:
  Balance at beginning of year                    317,971         316,380
  Exercise of stock options                         1,789           1,192
                                                 --------        --------
  Balance at end of period                        319,760         317,572
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     52,287          49,944
  Purchases of treasury stock:
    Open market                                     3,394           3,706
    Other                                             183             212
  Shares issued to sales associates
    stock bonus plan and dividend
    reinvestment plan                                (609)           (940)
  Exercise of stock options                        (1,006)           (302)
                                                 --------        --------
  Balance at end of period                         54,249          52,620
                                                 --------        --------
Shares outstanding at end of period               265,511         264,952
                                                 ========        ========

10.  Litigation

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The September 30, 1999 and 1998 financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page
18.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308


                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 1999, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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




Atlanta, GA
October 26, 1999

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

     Due to a corporate income tax rate reduction enacted in Japan during 1999, the statutory tax rate for AFLAC Japan declined from 41.7% to 36.2%. This tax rate decline caused a reduction in our deferred income tax liability which was recognized in the first quarter of 1999 and increased net earnings by $67 million ($.25 per basic share and $.24 per diluted share) for the nine months ended September 30, 1999.

     Also, due to a similar corporate income tax rate reduction in Japan enacted during 1998, the statutory tax rate for AFLAC Japan declined from 45.3% to 41.7%. The related deferred tax effect was recognized in the first quarter of 1998 and increased net earnings by $121 million ($.45 per basic share and $.44 per diluted share) for the nine months ended September 30, 1998.

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

                                           SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                             (In millions, except for per-share amounts)
                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                     -----------------------------------------     --------------------------------------
                                     Percentage Change        1999      1998       Percentage Change      1999     1998
                                     -----------------      ------------------     -----------------    -----------------
Operating earnings:
  AFLAC Japan.......................          40.4%         $  171    $  122               31.5%        $  481   $  366
  AFLAC U.S.........................          10.6              65        59               11.9            191      171
  All other business segments.......                            (2)       (1)                               (2)       -
                                                             -----     -----                             -----    -----
    Total business segments.........          29.8             234       180               24.8            670      537
  Interest expense,
    non-insurance operations........         (71.3)             (4)       (2)             (34.2)           (10)      (8)
  Corporate and eliminations........          49.5              (7)      (15)              31.5            (28)     (40)
                                                             -----     -----                             -----    -----
    Pretax operating earnings.......          36.4             223       163               29.3            632      489
  Income taxes......................          45.4              80        55               30.4            227      174
                                                             -----     -----                             -----    -----
    Operating earnings..............          31.8             143       108               28.7            405      315
Non-operating items:
  Deferred tax benefit from Japanese
    tax rate reductions.............                             -         -                                67      121
  Provision for the Japanese
    mandated policyholder
    protection fund, net of tax.....                             -         -                                 -      (65)
  Realized investment gains
    (losses), net of tax............                             1         -                                (3)       -
                                                             -----     -----                             -----    -----
    Net earnings....................          33.5          $  144    $  108               26.7         $  469   $  371
                                                             =====     =====                             =====    =====
Operating earnings per basic share..          31.7          $  .54    $  .41               28.8         $ 1.52   $ 1.18
Operating earnings per diluted share          33.3             .52       .39               28.9           1.47     1.14
                                                             =====     =====                             =====    =====
Net earnings per basic share........          35.0          $  .54    $  .40               27.3         $ 1.77   $ 1.39
Net earnings per diluted share......          33.3             .52       .39               26.9           1.70     1.34
                                                             =====     =====                             =====    =====
==========================================================================================================================
                                                                20

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charge for the mandated policyholder protection fund and the deferred income tax benefit from the Japanese income tax rate reductions. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


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

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Consolidated Supplemental Data
                (For the periods ended September 30, 1999)

                                  Three Months              Nine Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes*     Changes     Changes*
                              ---------   ---------    ---------   ---------
Premium income                  29.9%       10.3%        22.3%        9.5%
Net investment income           26.3        11.8         19.7        10.0
Operating revenues              29.2        10.5         21.8         9.5
Total benefits and expenses     28.5         9.0         21.0         8.3
Operating earnings              31.8        20.1         28.7        20.9
Operating earnings per share    33.3        20.5         28.9        21.1
----------------------------------------------------------------------------
*  Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 113.68 and 139.92 for the three months ended September 30, 1999 and 1998, and 117.09 and 134.57 for the nine months ended September 30, 1999 and 1998, respectively. The strengthening of the yen in 1999 increased operating earnings per share by approximately $.05 for the three months ended September 30, 1999, and $.09 for the nine months ended September 30, 1999. Operating earnings per share as reported increased 33.3% to $.52 for the three-month period ended September 30, 1999, compared with the same period in 1998 and increased 28.9% to $1.47 for the nine-month period ended September 30, 1999, compared with the same period in 1998. Operating earnings per share, excluding the effect of foreign currency translation, increased 20.5% for the quarter and 21.1% for the nine months ended September 30, 1999.

     Our primary financial objective is the growth of operating earnings per share before the effect of foreign currency fluctuations. Our 1999 objective for growth in operating earnings per share is 20% before the effect of currency translation. Our objective for 2000 and 2001 is to increase operating earnings-per-share growth by 15% to 17%, excluding currency fluctuation. As we look to the next year, we will strive to perform at the high end of that range.

     If our 1999 objective is achieved, the following table shows the likely results for operating earnings per share for the year 1999 when the estimated impact from various foreign currency translations are included.

         Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1998         on EPS
     -------------     ----------------      ---------       ----------
     1999 @ 110.00         $  2.03              30.1%          $  .16
     1999 @ 115.00            1.98              26.9              .11
     1999 @ 120.00            1.94              24.4              .07
     1999 @ 125.00            1.91              22.4              .04
     1999 @ 130.89*           1.87              19.9                -
     1999 @ 135.00            1.85              18.6             (.02)
     1999 @ 140.00            1.82              16.7             (.05)
     1999 @ 145.00            1.80              15.4             (.07)

     *Actual exchange rate for the year ended December 31, 1998.

     If the exchange rate as of September 30, 1999, remains constant for the rest of 1999, the cumulative average rate would be approximately 114.56 and the annual operating diluted earnings per share would approximate $1.98, assuming our earnings objective is met.


SHARE REPURCHASE PROGRAM

     During the third quarter of 1999, we purchased 844,400 shares of our common stock. At the end of the third quarter of 1999, we had approximately
4.0 million shares still available for purchase under current repurchase authorizations. We have purchased 60.7 million shares (through September 30, 1999) since the inception of the share repurchase program.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the nine months ended September 30, 1999 and 1998, were 35.9% and 35.5%, respectively.

     Income tax expense for 1999 includes approximately $2 million of additional taxes from our recent income tax audit in Japan. Excluding that amount the effective income tax rate on operating earnings for the nine months ended September 30, 1999, was 35.5%.

     The 1999 reduction in the statutory tax rate in Japan, which was effective April 1, 1999, will not significantly change our combined U.S./Japan effective tax rate, as it will largely shift income tax expense from Japan operations to U.S. operations due to the U.S. foreign tax credit provisions. We expect our effective income tax rate on operating earnings for financial statement purposes will be in the range of 35% to 36% for the full year 1999.


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

                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
(In millions)                      1999        1998      1999        1998
                                  ------------------    ------------------
Premium income.................  $ 1,501     $ 1,115   $ 4,271     $ 3,425
Investment income..............      280         218       804         666
Other income...................        2           1         3           2
                                  ------      ------    ------      ------
  Total revenues...............    1,783       1,334     5,078       4,093
                                  ------      ------    ------      ------
Benefits and claims............    1,280         969     3,648       2,983
Operating expenses.............      332         243       949         744
                                  ------      ------    ------      ------
  Total benefits and expenses..    1,612       1,212     4,597       3,727
                                  ------      ------    ------      ------

    Pretax operating earnings..  $   171     $   122   $   481     $   366
                                  ======      ======    ======      ======

----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income...............     34.6%       (9.9)%    24.7%       (5.3)%
  Investment income............     28.4        (5.2)     20.8         (.2)
  Total revenues...............     33.6        (9.1)     24.1        (4.5)
  Pretax operating earnings....     40.3        (8.9)     31.5        (4.3)

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income...............      9.4%        7.0%      8.5%        6.5%
  Investment income............      3.7        12.5       4.9        12.3
  Total revenues...............      8.5         7.9       7.9         7.4
  Pretax operating earnings....     13.0         7.9      13.8         7.7

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..........     71.9%       72.6%     71.8%       72.9%
  Operating expenses...........     18.6        18.3      18.7        18.2
  Pretax operating earnings....      9.5         9.1       9.5         8.9

============================================================================

AFLAC JAPAN SALES AND MARKETING

     The increase in premium income in yen was due to sales of new policies and strong policy persistency.

     AFLAC Japan's sales results exceeded our expectations during the quarter. New annualized premium sales during the third quarter were 20.2 billion yen ($177 million), or 2.0% higher than a year ago. The 2.0% increase in new business follows an exceptionally strong second quarter during which sales increased 30.6%. Our record second quarter sales results benefited from intensified sales campaigns in advance of a July premium rate increase on new business. Rider MAX, which provides accident and supplemental benefits to our cancer life plans, continued to sell very well, accounting for approximately 42% of sales during the quarter. Our ordinary life products also sold well in the quarter, increasing 129% over the third quarter of 1998. For the nine months, new sales were up 17.6% to 63.0 billion yen, or $537 million.

     We also stayed very focused on expanding our distribution system in Japan. Specifically, we have been aggressively recruiting new individual agencies to complement our vast channel of corporate agencies. Individual agencies allow us to better serve Japan's small businesses and individual customers, which we believe is a vast and under-penetrated market. During the first nine months of 1999, we recruited approximately 2,000 new agencies. Our target is to add 3,000 new agencies this year.

     Management set an objective for AFLAC Japan sales to increase 10% to 15% for the year 1999 compared with 1998. We believe our sales results will reflect the high end of the stated target for the full year.


AFLAC JAPAN INVESTMENTS

     To combat the low level of investment yields in Japan, we continued to invest the majority of AFLAC Japan's investable cash flow in reverse dual-currency bonds (bonds with yen principal and paying interest in dollars). By doing so, we were able to invest at yields that provided a significant spread over our reserving assumptions for new business. During the third quarter, we purchased yen-denominated securities at an average yield of 4.90%. Including dollar-denominated investments, our blended new money yield was 5.02% for the quarter.

     At the end of the third quarter, the yield on AFLAC Japan's debt securities portfolio was 5.21%, compared with 5.24% at the end of 1998. The return on average invested assets, net of investment expenses, was 5.02% for the nine months, compared with 5.30% for the first nine months of 1998.

     Investment income in yen increased 4.9% for the first nine months of 1999 compared with 12.3% in the same period of 1998. This is due primarily to the effect of translating AFLAC Japan's dollar-denominated investment income into yen. The yen/dollar exchange rate was 117.09 yen to one U.S. dollar for the first nine months of 1999 compared with 134.57 for the first nine months of 1998. The stronger yen has the effect of reducing the dollar-denominated investment income as reported in yen.

AFLAC JAPAN OTHER

     The operating expense ratio has increased due to investments in additional marketing programs including advertising and direct response efforts. The benefits ratio has declined primarily due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance and also due to favorable claims experience on cancer life insurance. Pretax operating earnings in yen increased 13.0% and 13.8% for the three months and nine months ended September 30, 1999, respectively. This increase was largely due to the lower loss ratio during 1999.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
(In millions)                      1999        1998      1999        1998
                                  ------------------    ------------------
Premium income.................   $  346     $  304     $1,010     $  887
Investment income..............       62         55        179        160
Other income...................        1          1          2          3
                                   -----      -----      -----      -----
  Total revenues...............      409        360      1,191      1,050
                                   -----      -----      -----      -----
Benefits and claims............      217        189        630        555
Operating expenses.............      127        112        370        324
                                   -----      -----      -----      -----
  Total benefits and expenses..      344        301      1,000        879
                                   -----      -----      -----      -----
    Pretax operating earnings..   $   65     $   59     $  191     $  171
                                   =====      =====      =====      =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income...............     13.7%      13.2%      13.9%      12.8%
  Investment income............     12.6       12.6       12.2       24.3
  Total revenues...............     13.4       13.2       13.4       14.6
  Pretax operating earnings....     10.6       18.5       11.9       30.5
----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims..........     53.2%      52.3%      52.9%      52.9%
  Operating expenses...........     30.9       31.4       31.1       30.9
  Pretax operating earnings....     15.9       16.3       16.0       16.2
============================================================================


AFLAC U.S. SALES

     As we expected, new annualized premium sales increased at a single-digit rate in the third quarter of 1999. Comparisons to last year's third quarter were difficult due to the enrollment of the largest payroll account in our history a year ago. New annualized premium sales rose 7.6% in the third quarter to $133 million. For the nine months, new sales were up 13.4% to $389 million. Accident/disability insurance continued to be the strongest contributor to our sales although we also experienced solid results from other products. We are very pleased with our latest product introduction -- life insurance for the worksite. These new life products have only been available for nine months, yet they already represent the best product introduction in our history.

     Management has set an objective for new policy sales to increase by 12% to 15% for the year 1999 compared with 1998.

AFLAC U.S. INVESTMENTS

     Investment income increased 12.2% in the first nine months of 1999 compared with 24.3% in the same period of 1998. The large increase in 1998 is the result of investment income received from investment of the proceeds from the sale of the television business in the second quarter of 1997 and from investment of profit repatriation funds of $347 million in 1997 that included $125 million of a non-recurring nature. During the first nine months of 1999, available cash flow was invested at an average yield of 7.88% compared with 7.34% during the first nine months of 1998. The overall return on average invested assets, net of investment expenses, was 7.50% for the first nine months of 1999 compared with 7.43% for the first nine months of 1998.


AFLAC U.S. OTHER

     Management expects the operating expense ratio, including discretionary television advertising expenses, to remain approximately level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to national television advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has remained relatively stable. The mix of business has shifted toward accident and hospital indemnity policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. Management expects the pretax operating profit margin, which was 16.2% for the year 1998, to remain approximately the same in 1999.


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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 1999, was 106.95 yen to one U.S. dollar, 8.2% stronger than the exchange rate of
115.70 as of December 31, 1998. Management estimates that the stronger yen rate increased reported investments and cash by $1.9 billion, total assets by $2.2 billion, and total liabilities by $2.2 billion compared with the amounts that would have been reported for 1999 if the exchange rate had remained unchanged from year-end 1998.

INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $1.2 billion on investment securities at September 30, 1999, consisted of $2.6 billion in gross unrealized gains and $1.5 billion in gross unrealized losses.

     AFLAC invests primarily within the Japanese, U.S. and Euroyen debt securities markets. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of our debt securities, at amortized cost, were as follows:

                              September 30,      December 31,
                                  1999               1998
                              -------------      ------------
              AAA                 28.8%              38.1%
              AA                  24.4               17.6
              A                   32.7               31.2
              BBB                 12.2               13.1
              BB                   1.9                  -
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====


     At September 30, 1999, we owned debt securities rated below investment grade in the amount of $554 million at amortized cost, or 1.9% of total debt securities. These securities were issued by entities that had a credit rating downgrade following our purchase of the debt securities.

     Private placement investments accounted for 48.2% and 43.9% of our total debt securities as of September 30, 1999 and December 31, 1998, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to historically conservative standards for credit quality. We require that all private placement issuers have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners
(NAIC). Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

     The following table shows an analysis of investment securities (at cost or amortized cost):

                               AFLAC Japan                 AFLAC U.S.
                        -------------------------   -------------------------
                        September 30, December 31,  September 30, December 31,
(In millions)               1999         1998           1999         1998
                        -------------------------   -------------------------
Available for sale:
  Fixed-maturity
    securities            $14,472      $12,886         $ 3,316      $ 2,772
  Perpetual debentures      2,315        1,344             143          111
  Equity securities            38           22              82           79
                           ------       ------          ------       ------
   Total available
     for sale              16,825       14,252           3,541        2,962
                           ------       ------          ------       ------
Held to maturity:
  Fixed-maturity
    securities              4,240        3,947               -            -
  Perpetual debentures      3,747        3,494               -            -
                           ------       ------          ------       ------
    Total held to
      maturity              7,987        7,441               -            -
                           ------       ------          ------       ------
      Total               $24,812      $21,693         $ 3,541      $ 2,962
                           ======       ======          ======       ======


POLICY LIABILITIES

     The stronger yen at September 30, 1999, compared with December 31, 1998, increased reported policy liabilities by $1.9 billion. Other increases in policy liabilities were due to the addition of new business and the aging of policies in force.


DEBT

     On April 21, 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We received net proceeds of $446 million after discount and issue costs. These proceeds have been temporarily invested in short-term securities and are being used to primarily purchase shares of our common stock. Any remaining net proceeds may be used to repay indebtedness or for general corporate purposes. We have swapped the dollar-denominated principal and interest into yen-denominated obligations. At September 30, 1999, the principal was
55.6 billion yen at an interest rate of 1.67%. See Note 6 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at September 30, 1999.

     All of our debt is yen-denominated. The stronger yen increased reported debt by $82 million, compared with the amounts that would have been reported for 1999 if the exchange rate had remained unchanged from year-end 1998.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 28.0% and 19.6% as of September 30, 1999, and December 31, 1998, respectively.


SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. This program increased AFLAC Japan's investment income by approximately $.7 million for the nine months ended September 30, 1999, and by approximately $1 million for the year 1998. For further information regarding such arrangements, see Note 8 of the Notes to the Consolidated Financial Statements.


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

     In the second quarter of 1999, Toho Life Insurance Company was declared insolvent by Japanese government regulators. The policyholder protection fund, established last year, may be used to satisfy Toho's policyholder obligations. Although we cannot be certain, at this time we do not expect another assessment.


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

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. In April 1999, we received net proceeds of $446 million from an issuance of $450 million of senior notes, which increased our capital resources. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. In addition to restrictions by U.S. insurance regulators, the Japanese Financial Supervisory Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $272 million in the first nine months of 1999, and $192 million and $386 million in the full years 1998 and 1997, respectively. These amounts include annual profit transfers from AFLAC Japan of $243 million in 1999, $154 million in 1998 and $347 million in 1997. The FSA maintains solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin remains high and reflects a strong capital and surplus position. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1998.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary between states and between companies. The National Association of Insurance Commissioners (NAIC) has recodified SAP to promote standardization throughout the industry. These new accounting principles are presently planned by the NAIC to be effective for 2001. The most significant change to AFLAC is the requirement that insurance companies establish a deferred income tax liability for statutory accounting purposes. We estimate AFLAC's deferred tax liability would be approximately $142 million at September 30, 1999, under the provisions of the recodified SAP. AFLAC's capital and surplus, as determined on the present U.S. statutory accounting basis, was $1.6 billion at September 30, 1999.


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

     The plans contained five phases: (1) the assessment phase, which includes creating awareness of the issue throughout the company and assessment of all systems, significant business processes, facilities and third party dependencies; (2) the remediation phase, which includes updating or modifying systems which are identified as critical to our efforts to become year 2000 ready; (3) the testing phase, which includes the testing of systems that have been updated or modified; (4) the implementation phase, which includes placing systems into the production environment, as well as additional comprehensive testing to identify and resolve any remaining year 2000 issues; and (5) contingency planning.

     We have remediated, tested and internally certified as year 2000 ready substantially all of our critical production systems in both the United States and Japan. This certification process involved remediation of code and extensive testing in our dedicated test environments. We will continue to test these systems through the end of 1999 as a quality control measure. Implementation and internal certification activities for substantially all non-critical systems has also been completed. Based on the facts currently known to us, we do not anticipate significant year 2000 related problems with respect to our critical production or other internal systems.

     We continue to develop and refine year 2000 contingency plans for our business systems and processes. These plans have been prepared by personnel representing a wide spectrum of the company. While these plans will continue to be periodically updated throughout 1999 based on then current information and the perceived business risk in order to promote a stable technological platform, both our United States and Japanese operations ceased installation of any new significant information technology systems effective October 1999. We have also scheduled "Year 2000 Assurance Weekend" on January 1 - 3, 2000. On these days, AFLAC will use a streamlined team from throughout the company to close year-end books and process actual data from the year 2000. While we do not anticipate that there will be significant internal operational problems related to year 2000, Assurance Weekend is designed to allow us to quickly and effectively respond to any internal or external issues which arise in an actual production environment after January 1, 2000. It is presently anticipated that the workforce will return to normal levels on January 4, 2000, and that any operational problems will have been remedied or effectively addressed from a management and operational perspective. These and other activities undertaken through the contingency planning process will hopefully allow us to effectively respond to material internal or external year 2000 related issues.

     We rely on a widely distributed customer base in the United States and Japan for continued payment of premiums. Many of the systems utilized by our group accounts are automated and date dependent. If a large number of customers (in the U.S. and/or Japan) are unable to submit premium payments in a timely or accurate manner due to year 2000 issues, the resulting delays could have a material adverse effect on our financial condition or results of operations. We have randomly surveyed certain group accounts in the United States to determine their year 2000 readiness. The results of these survey efforts have not disclosed any year 2000 related issues in our U.S. group account customer base that, either taken individually or as a group, reasonably indicate that we will experience major disruptions in premium payments in the United States. AFLAC Japan depends heavily on substantial premium payments that are electronically transmitted by third party payment agents from employers of the insured. We have surveyed certain of our more significant customers and payment agents in Japan to determine whether they expect their ability to pay premiums or transmit policy and claims data to be impacted by year 2000 issues. The results of our survey efforts in Japan have not disclosed any significant year 2000 related issues with our Japanese payment agents or our more significant customers that, either taken individually or as a group, reasonably indicate that we will experience major disruptions in premium payments in Japan. The reliability of the U.S. and Japanese surveys depends on the extent to which responses are accurate and complete and that our conclusions from these responses accurately represent the year 2000 readiness of our customers and Japanese payment agents. In addition to our survey efforts, testing with our key external customers and suppliers began during the second quarter of 1999 and is now substantially complete. While this testing currently has not revealed any widespread year 2000 related problems that would reasonably be expected to have a material impact on our ability to conduct business in the normal course, any adverse results from this testing will be addressed to the extent reasonably possible and incorporated into our ongoing contingency planning process.

     AFLAC owns publicly traded and privately placed debt and equity securities in the U.S. and Japan, and other foreign countries. If a material portion of such securities are adversely impacted by year 2000 issues, our investment portfolio may also be adversely impacted.

     Since the inception of the year 2000 project, we had incurred costs of approximately $30 million for system upgrades or modifications through September 30, 1999. Of this amount, approximately $11 million was capitalized. The remaining cost to complete the various projects is currently estimated to be $4 million. We may determine that additional expenditures are
necessary as the program continues to evolve.   We believe that any deferral
of information technology projects due to the year 2000 effort will not have a material adverse effect on our operations or financial condition.

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


OTHER

     AFLAC Incorporated is part of an investment group that acquired NovaCare Employee Services, Inc. AFLAC Incorporated paid $14 million for an approximate 19% equity interest in NovaCare Employee Services, Inc. which is a national professional employer organization that provides small- to medium-sized businesses with human resource services.

     In May 1999, AFLAC Incorporated was added to the Standard & Poor's 500 index.

     On October 25, 1999, the board of directors approved a quarterly cash dividend of $.075 per share. The dividend is payable on December 1, 1999, to shareholders of record at the close of business on November 18, 1999.


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

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefit liabilities is longer than that of the related invested assets due to the unavailability of acceptable yen-denominated long-duration securities. Currently, when our debt securities mature, the proceeds are reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates have been increased several times to help offset the lower investment yields available.

     At September 30, 1999 we had $1.1 billion of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.5 billion based on our portfolio as of September 30, 1999. The effect on yen-denominated debt securities is approximately $2.2 billion and the effect on dollar-denominated debt securities is approximately $373 million.

     We had outstanding interest rate swaps on a portion of our variable-interest-rate yen-denominated borrowings at September 30, 1999. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed.
Therefore, movements in market interest rates should have no material effect on earnings. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

     At September 30, 1999, we also had yen-denominated bank borrowings in the amount of 23.5 billion yen ($221 million) with a variable interest rate of .34%. The effect on net earnings in 1999 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at September 30, 1999, totaled $181 million, or .6% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.0. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10%, or $18 million.


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

     AFLAC Incorporated has a currency swap on its $450 million senior notes. We have swapped the dollar-denominated principal and interest into yen-denominated obligations. This swap has been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to this swap are reported in accumulated other comprehensive income.

     We attempt to match our yen-denominated assets to our yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                              (September 30, 1999)

                                            91.95      106.95*     121.95
(In millions)                                Yen         Yen         Yen
                                          ---------   ---------   --------
Yen-denominated financial
instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 16,994    $ 14,611    $ 12,814
     Perpetual debentures                   2,366       2,034       1,784
     Equity securities                         55          47          42
   Securities held to maturity:
     Fixed maturities                       4,931       4,240       3,718
     Perpetual debentures                   4,359       3,747       3,286
   Cash and cash equivalents                  398         342         300
   Other financial instruments                 15          13          11
                                          -------     -------     -------
       Total                               29,118      25,034      21,955
                                          -------     -------     -------
  Liabilities - notes payable               1,232       1,059         929
                                          -------     -------     -------
       Net yen-denominated financial
         instruments                       27,886      23,975      21,026
  Other yen-denominated assets              4,230       3,638       3,190
  Other yen-denominated liabilities       (31,942)    (27,463)    (24,085)
                                          -------     -------     -------
       Total yen-denominated net assets
       subject to foreign currency
       fluctuation                       $    174    $    150    $    131
                                          =======     =======     =======

* Actual September 30, 1999 exchange rate


     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation on page 21.


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



                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in Alabama, where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      12.0 - Ratio of Earnings to Fixed Charges
      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     We did not file any reports on Form 8-K during the quarter ended September 30, 1999.


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



Date   November 10, 1999                       /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer



Date   November 10, 1999                       /s/ NORMAN P. FOSTER
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























































                                    39
39