Form 10-K
period 1999-12-31
AFLAC INC
filed 2000-03-27
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999       Commission file no. 1-7434


                               AFLAC INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                          58-1167100
    ------------------------                           -------------------
    (State of Incorporation)                            (I.R.S. Employer
                                                       Identification No.)


1932 Wynnton Road, Columbus, Georgia                        31999
----------------------------------------        ----------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code 706-323-3431

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange
             Title of Each Class                   on Which Registered
       ------------------------------           -------------------------
        Common Stock, $.10 Par Value             New York Stock Exchange
                                                 Pacific Exchange
                                                 Tokyo Stock Exchange

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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 16, 2000, with $.10 par value, was 265,087,239. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $11,129,693,599.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-26 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-38 to 13-51 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-62 to 13-64
                               (Note 9 of the Notes to the Consolidated
                               Financial Statements).  The applicable
                               portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999, are included as Exhibit 13


               Item 2         Exhibit 13 - page 13-68 (Note 12 of the Notes
                               to the Consolidated Financial Statements)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-62
                               (Note 9 of the Notes to the Consolidated
                               Financial Statements)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-26


               Item 7A        Exhibit 13 - pages 13-7 to 13-8 and
                                13-15 to 13-19


               Item 8         Exhibit 13 - pages 13-27 to 13-71



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 1, 2000 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                            AFLAC Incorporated
                        Annual Report on Form 10-K
                   For the Year Ended December 31, 1999


                             Table of Contents
                                                                      Page

PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .     I- 1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .     I-17

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     I-17

Item 4.   Submission of Matters to a Vote of Security Holders. . .     I-18

Item 4A.  Executive Officers of the Company. . . . . . . . . . . .     I-18


PART II

Item 5.   Market for Company's Common Equity and Related
            Shareholder Matters. . . . . . . . . . . . . . . . . .    II- 1

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .    II- 1

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .    II- 1

Item 7A.  Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .    II- 1

Item 8.   Financial Statements and Supplementary Data. . . . . . .    II- 1

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .    II- 1


PART III

Item 10.  Directors and Executive Officers of the Company. . . . .   III- 1

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .   III- 1

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .   III- 1

Item 13.  Certain Relationships and Related Transactions . . . . .   III- 1


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    IV- 1

                                   PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated was incorporated in 1973 under the laws of the State of Georgia. AFLAC Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its primary business is supplemental health and life insurance, which is marketed and administered primarily through its subsidiary, American Family Life Assurance Company of Columbus (AFLAC). Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee. Our businesses in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance operations.

      We are authorized to conduct insurance business in all 50 states, the District of Columbia and several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 81%, 80% and 79% of the company's total revenues for 1999, 1998 and 1997, respectively, and 87% and 86% of total assets at December 31, 1999 and 1998, respectively.

     We believe AFLAC is the world's leading writer of cancer expense insurance. We continue to diversify our product offerings to include other types of supplemental health products in both the United States and Japan. AFLAC Japan, in addition to cancer plans, also sells care plans, supplemental general medical expense plans, medical/sickness riders to our cancer plan, and a living benefit life plan. AFLAC U.S. also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care and short-term disability plans. We also offer several life insurance plans in the United States and Japan.

     For financial information relating to our foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-26 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-38 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     Several significant non-operating items affected our net earnings during the three-year period ended December 31, 1999.

      Two corporate income tax rate reductions were enacted in Japan. The statutory tax rate for AFLAC Japan declined from 45.3% to 41.7% in 1998 and from 41.7% to 36.2% in 1999. These tax rate declines caused reductions in our
deferred income tax liability.   The deferred tax effect for the 1998 tax
reduction was recognized in the first quarter of 1998, increasing net earnings by $121 million ($.45 per basic share and $.44 per diluted share). The deferred tax effect for the 1999 tax reduction was recognized in the first quarter of 1999, increasing net earnings by $67 million ($.25 per basic share and $.24 per diluted share). For additional information on the income tax reductions, see Exhibit 13, page 13-56, Note 7 of the Notes to the Consolidated Financial Statements.

      Another factor affecting net earnings was a policyholder protection fund system mandated by the Japanese government during the first quarter of 1998. The pretax charge for our obligation to the new protection fund was $111 million in 1998 ($65 million after tax, or $.24 per basic and diluted shares). In 1999, Toho Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by Japanese government regulators. This insolvency is expected to deplete most of the policyholder protection fund established in 1998. In order to replenish the policyholder protection fund, the Japanese government and the life insurance industry agreed to new legislation that will increase the life insurance industry's legal obligation to the fund as well as provide government support. Our share of the industry's obligation was recognized in the fourth quarter of 1999 and decreased pretax earnings by $64 million ($41 million after-tax, or $.15 per basic and diluted share). For further information regarding this policyholder protection fund, see Exhibit 13, page 13-38, Note 2 of the Notes to the Consolidated Financial Statements.

     Affecting net earnings in 1997 was the sale of our television business, which consisted of seven network-affiliated stations. The sale of one station closed on December 31, 1996. The sale of the six remaining stations was
completed in 1997.   The pretax and after-tax gains recognized during the
second quarter of 1997 on the closing of the six stations were $267 million and $211 million, respectively. The effect of the after-tax gain on 1997 basic and diluted net earnings per share was $.77 and $.75, respectively.

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the charges for the mandated policyholder protection fund, the deferred income tax benefits from the Japanese income tax rate reductions and the gain from the sale of the television business. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The yen strengthened in relation to the dollar during 1999 after several years of weakening. The average yen-to-dollar exchange rates were 113.96 in 1999, 130.89 in 1998 and 121.07 in 1997. The stronger yen in 1999 compared with 1998 increased operating earnings by $.12 per share in 1999. The weaker yen in 1998 and 1997 lowered operating earnings by $.05 per share in 1998 compared with 1997 and by $.09 in 1997 compared with 1996. Reported operating earnings per share increased 28.2% to $2.00 in 1999, 17.3% to $1.56 in 1998 and 10.8% to $1.33 in 1997.

     Our primary financial objective is to grow operating earnings per share excluding the effect of foreign currency translations. Our goal for 1999 was 20% growth, which we exceeded. Excluding the effect of currency fluctuations, operating earnings per share increased 20.5% in 1999 compared with 1998, 21.1% in 1998 compared with 1997, and 18.3% in 1997 compared with 1996.

     For further information regarding the impact of currency fluctuations on our business, see Exhibit 13, pages 13-7 to 13-8 (Foreign Currency Translation section of Management's Discussion and Analysis).

     Insurance premiums and investment income from insurance operations are the major sources of revenues. Our consolidated premium income was $7.3 billion in 1999 and $5.9 billion for both 1998 and 1997. For further information on our consolidated premiums earned by business segment, see Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-38, incorporated herein by reference.

     The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business in Japan and the United States for the years ended December 31.

 (In millions)                          1999          1998          1997
                                      --------      --------      --------
Annualized premiums in force,
  at beginning of year                $  6,931      $  5,811      $  5,953
    New issues including
      policy conversions                 1,320         1,061           921
    Change in unprocessed
      policies                              21           (24)          (65)
    Lapses and surrenders                 (684)         (552)         (479)
    Other                                   34            23            26
    Foreign currency translation
      adjustment                           773           612          (545)
                                       -------       -------       -------
Annualized premiums in force,
  at end of year                      $  8,395      $  6,931      $  5,811
                                       =======       =======       =======


INVESTMENTS AND INVESTMENT RESULTS

     During the fourth quarter of 1998, we revised our investment management policy regarding the holding-period intent for certain of our private placement debt securities. Our past practice was to hold these securities to their contractual or economic maturity dates. We have now made this our formal policy. Accordingly, debt securities carried at a fair value of $6.4 billion were reclassified as of October 1, 1998, from the category "available for sale" to "held to maturity." The related unrealized gain of $1.1 billion as of October 1, 1998, on these securities is being amortized from other comprehensive income into investment income over the remaining term of the securities. The related premium over amortized cost in the carrying value of the debt securities that was created when the reclassification occurred is also being amortized as an offsetting charge to investment income.

     In recent years, AFLAC Japan has purchased subordinated perpetual debenture securities issued primarily by European and Japanese banks. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the issue-date fixed-rate interest coupons subsequently increase to a market-interest rate plus 150 to 300 basis points and change to a variable-interest rate basis, generally by the 10th to 25th year after issuance, creating an economic maturity date.

     The following table shows an analysis of investment securities (at cost or amortized cost) at December 31:

                                      AFLAC Japan             AFLAC U.S.
(In millions)                        1999     1998          1999     1998
                                   -----------------      -----------------
Available for sale:
  Fixed-maturity securities        $15,491   $12,886      $ 3,405*  $ 2,772
  Perpetual debentures               2,411     1,344          153       111
  Equity securities                     45        22           92        79
                                    ------    ------       ------    ------
    Total available for sale        17,947    14,252        3,650     2,962
                                    ------    ------       ------    ------
Held to maturity:
  Fixed-maturity securities          4,389     3,947            -         -
  Perpetual debentures               3,903     3,494            -         -
                                    ------    ------       ------    ------
    Total held to maturity           8,292     7,441            -         -
                                    ------    ------       ------    ------
      Total                        $26,239   $21,693      $ 3,650   $ 2,962
                                    ======    ======       ======    ======

*Includes $240 of securities held by the parent company.


     Net investment income was $1.4 billion in 1999 and $1.1 billion in both 1998 and 1997.

     AFLAC primarily invests within the Japanese, U.S. and Euroyen debt securities markets. When committing cash flows to new investments, we purchase only securities that are rated investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners (SVO). We require that all private placement issuers have an initial rating of class 1 or 2 as determined by the SVO. Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event risk covenants are required.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-11, 13-14 and 13-15 to 13-26 (discussions relating to investments, balance sheet and cash flow) and pages 13-43 to 13-52 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INVESTMENTS - JAPAN

     Approximately 93.3% of the 271.8 billion yen ($2.7 billion) that AFLAC Japan had available for investment in 1999 was invested in yen-denominated securities at an average yield of 4.54%. We invested 90.5% in longer-dated securities at an average rate of 4.64%. The longer-dated sector includes purchases of dual-currency bonds (yen principal securities that pay a dollar coupon) at an average yield of 4.74%. An additional 2.8% was invested in yen-denominated securities of various other sectors. Dollar-denominated securities accounted for the remaining 6.7% of the purchases in 1999 at an average yield to maturity of 7.42%.

     Following is the composition of total investments and cash (at cost or amortized cost) for AFLAC Japan as of December 31:

                                         1999               1998
                                       --------           --------
Debt securities:
  Government and guaranteed              28.8%              31.3%
  Municipalities                          3.5                4.0
  Public utilities                       15.0               16.3
  Banks/financial institutions           38.8               35.9
  Other corporate                        11.5               10.9
Equity securities                          .2                 .1
Cash and cash equivalents                 2.2                1.5
                                       ------             ------
                                        100.0%             100.0%
                                       ======             ======


     We use specific criteria to judge the credit quality and liquidity of our investments, and we use a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of AFLAC Japan's debt securities, at amortized cost, as of December 31 were as follows:

                                         1999               1998
                                        ------             ------
            AAA                          30.2%              41.7%
            AA                           24.9               16.6
            A                            30.5               28.0
            BBB                          12.4               13.7
            BB                            2.0                  -
                                        -----              -----
                                        100.0%             100.0%
                                        =====              =====

     At December 31, 1999, we owned debt securities rated below investment grade in the amount of $530 million at amortized cost, or 2.0% of AFLAC Japan's debt securities. These securities were issued by two Japanese banks that had a credit rating downgrade following our purchase of the debt securities. Subsequent to December 31, 1999, these two banks were upgraded to `BBB.' However, another corporate issue with an amortized cost of $210 million was downgraded to `BB.'

     Japan's life insurance industry has contended with low investment yields for the last several years. Despite a series of premium rate increases designed to help offset the effect of lower yields, two Japanese life insurance companies have been declared insolvent during the last three years. As a result, more attention has been paid to the composition of the life insurance industry's assets. Our asset allocation is much different than the industry as a whole and, we believe, is better suited to a low interest rate environment. Based on March 31, 1999, Japanese Financial Supervisory Agency
(FSA) data, AFLAC had the highest portfolio yield among all of Japan's major life insurers. AFLAC earned this distinction without sacrificing the quality of its portfolio.

     Our investments in the Japanese equity and investment real estate markets continued to be immaterial in 1999.

INVESTMENTS - U.S.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $243 million in 1999, compared with $154 million in 1998 and $347 million in 1997. The profit transfer in 1997 included $125 million of a non-recurring nature. Including profit repatriation and bond swaps, AFLAC U.S. invested $1.3 billion in 1999. Of that amount, approximately 7.3% was invested in U.S. government or agency securities at an average yield of 6.57%, and 89.3% was invested in corporate fixed-maturity securities at 7.26%. The remaining 3.4% was invested in equities.

     Following is the composition of total investments and cash (at cost or amortized cost) for AFLAC U.S. as of December 31:

                                         1999               1998
                                       --------           --------
Debt securities:
  U.S. Government                         3.7%               4.0%
  Municipalities                           .5                  -
  Mortgage-backed securities              3.0                 .9
  Public utilities                        5.0                6.2
  Sovereign and Supranational             4.4                4.0
  Banks/financial institutions           44.5               50.6
  Other corporate                        35.7               31.0
Equity securities                         2.5                2.6
Cash and cash equivalents                  .7                 .7
                                       ------             ------
                                        100.0%             100.0%
                                       ======             ======


     AFLAC U.S. debt securities, at amortized cost, as of December 31 were rated as follows:
                                         1999               1998
                                        ------             ------
            AAA                          11.3%              11.2%
            AA                           22.5               25.4
            A                            56.1               55.5
            BBB                          10.1                7.9
                                        -----              -----
                                        100.0%             100.0%
                                        =====              =====

INSURANCE - JAPAN

     AFLAC Japan's earned premiums by product lines are included in Note 2 of the Notes to the Consolidated Financial Statements, Exhibit 13, page 13-38.

     The following table presents the changes in annualized premiums in force for AFLAC Japan insurance for the years ended December 31:

(In millions)                           1999          1998          1997
                                      --------      --------      --------
Annualized premiums in force,
  at beginning of year                $  5,538      $  4,595      $  4,893
    New issues including
      policy conversions                   765           579           520
    Change in unprocessed
      policies                              20           (25)          (62)
    Lapses and surrenders                 (281)         (212)         (193)
    Other                                  (12)          (11)          (18)
    Foreign currency translation
      adjustment                           773           612          (545)
                                      --------      --------      --------
Annualized premiums in force,
  at end of year                      $  6,803      $  5,538      $  4,595
                                      ========      ========      ========

     We are experiencing a slight increase in lapses and surrenders due to the poor economic conditions in Japan.

INSURANCE PLANS - JAPAN

     AFLAC's insurance is designed to provide supplemental coverage for medical and nonmedical costs that are not reimbursed under Japan's health insurance system.

     AFLAC Japan's sales mix is changing, although cancer life still accounts for the majority of insurance in force. Cancer life sales accounted for 46.4% of total new sales in yen in 1999, 49.4% in 1998 and 52.5% in 1997. Rider MAX accounted for 39.8% of our sales in 1999 and 33.2% in 1998. Ordinary life accounted for 7.8% of new sales in 1999, 3.8% in 1998 and 1.6% in 1997.
Living benefit life accounted for 2.3% of total new sales in 1999, 7.2% in 1998 and 28.3% in 1997.

     The cancer life insurance plans offered for sale in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on page I-12) in that the Japanese policies also provide death benefits and cash surrender values (we estimate that approximately 27% of the premiums earned from all cancer life plans are associated with these benefits). In 1997, AFLAC Japan introduced a new economy cancer life policy with lower premium rates and benefit levels. This plan was developed to mitigate the effect of premium rate increases due to low investment yields available in Japan.

     Care insurance provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. Prior to the introduction of this care plan, we marketed a plan that primarily provided dementia care benefits.

     Our medical expense policy is similar to hospital indemnity insurance products in the United States and provides cash benefits to policyholders when they are hospitalized. This product is widely available in the Japanese insurance marketplace, but AFLAC's policy is very competitive. Our policy offers a maximum hospitalization benefit of 1,000 days, which is the longest period offered in the industry.

     The living benefit life plan is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. We are offering this product in two forms -- as a stand-alone policy or as a rider to the cancer life plan. The rider adds heart attack and stroke benefits to the cancer life policy. Marketing efforts for living benefit life primarily focus on the sale of the rider.

     Rider MAX, which we began selling in 1998, adds accident and medical/sickness benefits to our popular cancer life policy.

     Due to the continued low level of available investment yields in Japan, industry regulators have directed insurers to increase premium rates on new policy issues from time to time in recent years. For further information, see
Exhibit 13, page 13-11 of the Management's Discussion and Analysis.

JAPANESE ECONOMY

     Japan's economy has been weak for several years. The financial strength of many Japanese financial institutions deteriorated during that time, and some experienced bankruptcy. As we have indicated in the past, the weak economy in Japan in recent years has resulted in a difficult marketing environment for AFLAC Japan, continued low yields available for new investments and decreased consumer confidence.

     Many commentators believe the Japanese economy has bottomed out and is on the way to recovery. The Japanese government has developed various economic stimulus packages in the last few years. The time required for the Japanese economy to recover remains uncertain.

AGENCY FORCE - JAPAN

     The "corporate agency" system has been important to the growth of AFLAC Japan. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell AFLAC products to their employees, suppliers and customers. These agencies help us reach the employees of almost all of Japan's large corporations. In 1998, we purchased a small Japanese insurance agency. Its main functions are policyholder related services and direct marketing programs for AFLAC Japan.

     Our products are also sold through independent corporate agencies and individual agencies not affiliated with large companies. As of December 31, 1999, there were 8,283 agencies in Japan with more than 41,400 licensed agents, compared with 7,010 agencies and 32,622 licensed agents in 1998. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 62 offices throughout Japan.

COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, we were the only company in Japan authorized to issue a cancer life insurance policy. Now, 18 other life companies offer cancer insurance. However, we remain the leading provider of cancer life insurance coverage in Japan, principally due to our lead time in the market, unique marketing system (see Agency Force - Japan), low-cost operations and product expertise developed in the United States. AFLAC has been very successful in the sale of cancer life policies in Japan, with 13.4 million cancer life policies in force at December 31, 1999.

     In December 1996, the governments of the United States and Japan reached an agreement on deregulation of the Japanese insurance industry. The agreement called for the gradual liberalization of the industry through the year 2001 and included provisions to avoid "radical change" in the third sector of the insurance industry, which includes our supplemental health insurance products. AFLAC and other foreign-owned insurers, as well as many small-to-medium-sized Japanese insurers, operate primarily in the third sector. Beginning January 1, 2001, additional insurance companies will be allowed to sell the type of third sector products that AFLAC Japan currently
offers.   AFLAC has inherent competitive advantages through its distribution, products, administrative efficiency and financial strength that should enable it to grow even in a more competitive environment. We also hired an independent firm to evaluate our progress and plans for deregulation. Their analysis took four months to complete and affirmed that our strategies and tactics have put us in a strong position to succeed in a more competitive insurance market. However, the ultimate impact of deregulation is not presently determinable.

     AFLAC's strategy for future growth in Japan centers on broadening its product line and expanding the distribution system. Although the basic plan for growth is the same in Japan as in the United States, we have had to formulate a strategy specifically tailored for the Japanese insurance marketplace, which is very different from the United States market. There are only 46 life insurance companies in Japan, compared with more than 2,000 in the United States. In Japan, insurers have traditionally been restricted in the types of policies they could offer. However, as Japan begins deregulating the insurance industry, the marketplace should become more competitive, with insurers able to offer more types of products, as they do in the United States. When deregulation is complete, we believe we will be able to sell more products than we are currently offering.

REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. These payments totaled $282 million in 1999, $192 million in 1998 and $386 million in 1997. Management fees paid to the Parent Company are largely based on expense allocations.

     A portion of AFLAC Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be remitted each year to AFLAC U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Repatriated profits represent a portion of the after-tax earnings reported to the Japanese Financial Supervisory Agency (FSA) on a March 31 fiscal year basis each year. Such regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles. Under Japanese statutory accounting practices, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods are different, policyholder protection fund obligations are not accrued, deferred income tax liabilities are recognized on a different basis, and investment securities are carried at cost less certain market value adjustments for foreign exchange losses on dollar-denominated securities. Additionally, accounting standards for financial instruments are in the process of being revised in Japan. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year because of these differences.

     The FSA imposes solvency standards that represent a form of risk-based capital requirements. AFLAC Japan must meet these requirements to continue profit transfers to AFLAC U.S. At this time, AFLAC Japan is in compliance with these standards, and we do not expect these requirements to adversely affect the funds available for repatriation from Japan. However, we may elect to leave a portion of the funds available for repatriation in Japan to enhance solvency margins for competitive purposes.

     During the second quarter of 1997, Nissan Mutual Life Insurance Company was declared insolvent. All life insurers doing business in Japan had previously agreed to contribute to a voluntary policyholder protection fund over a 10-year period that would be used to help offset insurer insolvencies. During the second quarter of 1997, AFLAC Japan recognized a pretax charge of $25 million for its obligation to this policyholder protection fund. The after-tax charge was $14 million ($.05 per basic and diluted share).

     In 1998, the Japanese government enacted a mandatory policyholder protection fund system, and subsequently established the Life Insurance Policyholders Protection Corporation. The life insurance industry is required to contribute to this fund semi-annually over a 10-year period. The charge for our share of the life insurance industry's obligation under the plan enacted in early 1998 was recognized in the first quarter of 1998 and decreased pretax earnings by $111 million for the year ended December 31, 1998. The after-tax charge was $65 million, or $.24 per basic and diluted share.

     In 1999, Toho Mutual Life Insurance Company, a Japanese insurer, was declared insolvent by Japanese government regulators. This insolvency is expected to deplete most of the policyholder protection fund that was established in 1998. In order to replenish the protection fund, the Japanese government and the life insurance industry agreed to new legislation that will increase the life insurance industry's legal obligation to the fund as well as provide government support. Our share of this new obligation was recognized in the fourth quarter of 1999 and decreased pretax earnings by $64 million ($41 million after-tax, or $.15 per basic and diluted share).

     In March 1998, the Japanese government reduced the corporate income tax rate, which lowered AFLAC Japan's rate from 45.3% to 41.7%. The tax rate was again reduced in March 1999, from 41.7% to 36.2%. These tax rate reductions decreased our consolidated liability for deferred income taxes. The reductions were the net effect of applying the new tax rates to the temporary differences that exist between the Japanese tax basis and financial reporting basis of assets and liabilities, and the limitations imposed by the U.S. foreign tax credit provisions.

     The reduction of the consolidated deferred income tax liability from the 1999 tax rate reduction increased net earnings in the first quarter of 1999 by $67 million ($.25 per basic share, $.24 per diluted share). The 1998 tax rate reduction reduced the deferred income tax liability in the first quarter of 1998 by $121 million ($.45 per basic share, $.44 per diluted share).

     The 1999 reduction in the Japanese corporate income tax rate did not significantly change our combined U.S./Japan effective tax rate due to the operation of the U.S. foreign tax credit provisions.

     For further information on the tax rate reductions, see Exhibit 13, page 13-56, Note 7 of the Notes to the Consolidated Financial Statements.

     The insurance business in Japan, which is conducted as a branch office of AFLAC, is subject to regulation by the FSA, similar to the regulation and supervision in the United States as described on pages I-15 and I-16 under "Regulation - U.S." AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year-end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Also, financial and other affairs of AFLAC Japan are subject to examination by the FSA.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 are as follows:

(In millions - unaudited)                          1999            1998
                                                 --------        --------
Net assets on GAAP basis                         $  3,118        $  2,726
Elimination of deferred policy
  acquisition costs                                (2,856)         (2,340)
Elimination of unrealized gains and
  other adjustments to carrying value
  of debt securities                               (2,762)         (2,856)
Adjustment to policy liabilities                    1,553           1,384
Adjustment to income tax liabilities                1,503           1,478
Reduction in premiums receivable                     (146)           (128)
Policyholder protection fund                          262             175
Other, net                                            (34)            (42)
                                                 --------        --------
  Net assets on Japanese regulatory
    accounting basis                             $    638        $    397
                                                 ========        ========


     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-8 to 13-12 (AFLAC Japan section of MD&A) and pages 13-38 and 13-62 (Notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

EMPLOYEES - JAPAN

     AFLAC Japan had 2,105 employees at December 31, 1999. AFLAC Japan considers its employee relations to be excellent.

INSURANCE - U.S.

     AFLAC U.S.'s earned premiums by product line are summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-38.

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)                             1999         1998         1997
                                         ------       ------       ------
Annualized premiums in force at
  beginning of year                     $ 1,393      $ 1,216      $ 1,060
    New issues including policy
      conversions                           555          482          401
    Change in unprocessed policies            1            1           (3)
    Lapses                                 (403)        (340)        (286)
    Other                                    46           34           44
                                         ------       ------       ------
Annualized premiums in force at
  end of year                           $ 1,592      $ 1,393      $ 1,216
                                         ======       ======       ======


HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is designed to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our supplemental health insurance plans are guaranteed renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. We currently offer a series of three different cancer plans in the United States that vary by benefit amount. All three plans provide a first occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests such as mammograms, pap smears, prostate exams, flexible sigmoidoscopy, etc. These plans also contain benefits that reimburse the insured for certain direct expenses related to cancer treatment, up to specified policy limits. We also issue several riders, including one that increases the amount of the first occurrence benefit on each rider anniversary date until the covered person reaches age 65 or until internal cancer is diagnosed. AFLAC periodically introduces new forms of coverage, revising benefits and related premiums based upon the anticipated needs of the policyholders and our claim experience.

     We offer an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries. Fixed benefits for hospital confinement, emergency treatment, follow-up treatments, ambulance, transportation, family lodging, wellness, prosthesis, medical appliances and physical therapy are also provided. Optional disability riders are available to the primary insured and include choices of a sickness disability rider, on-the-job disability rider and off-the-job disability rider. These benefits are payable up to a maximum benefit period of one year and for one disability at a time. Short-term disability policies provide similar disability benefits offered with a variety of elimination period/benefit period options. The longest such benefit period offered is two years.

     AFLAC also issues other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance issued include qualified and non-qualified long-term care plans, a hospital confinement indemnity policy, and a new specified health event policy.

LIFE INSURANCE PLANS - U.S.

     AFLAC issues various ordinary life insurance policies including whole life, term life, and limited pay life. We also issue voluntary group term life. A large portion of ordinary term life is sold through payroll deduction at the worksite.

AGENCY FORCE AND MARKETING - U.S.

     Our sales force is comprised of independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business monthly during 1999 was 8,807, compared with 7,918 in 1998 and 7,376 in 1997.

     Agents' activities are principally limited to sales, with policyholder service functions, including issuance of policies, premium collection, payment notices and claims handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of insurance products. The state, regional and district sales coordinators are also independent contractors, and are compensated by override commissions.

     We have concentrated on the development of marketing at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC supplemental policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Group-issued plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which are passed on to the policyholder in the form of reduced premiums. Marketing at the worksite enables the agency force to reach a greater number of prospective policyholders than individual solicitation and lowers distribution costs.

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

     In 1999, AFLAC's U.S. premiums collected were $1.3 billion, 7.2% of which was collected in Texas, 6.2% in Florida, 5.6% in Georgia, and 5.4% in North Carolina. Premiums collected in all other states were individually less than 5% of AFLAC's U.S. premiums.

COMPETITION - U.S.

     The accident and health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of insurers, some of which have been in business for a longer period of time. In the United States, there are more than 2,000 life and accident and health insurance companies.

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

     We compete directly with other insurers that offer supplemental health insurance and believe that our policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

     For additional information regarding U.S. insurance operations, see
Exhibit 13, pages 13-13 to 13-14 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.

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

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-62 (Note 9 - Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

     The NAIC risk-based capital formula for U.S. life insurance companies established capital requirements based on insurance risk, business risk, asset risk and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control. Our NAIC risk-based capital ratio exceeds all regulatory action levels and continues to reflect a very strong statutory capital and surplus position.

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

EMPLOYEES - U.S.

     In the U.S. insurance operations, we had 2,306 employees at December 31, 1999. We consider our employee relations to be excellent.

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

OTHER OPERATIONS

     The Company's other operations include the parent company and a printing subsidiary. These operations had 262 employees at December 31, 1999.

    In 1999, we invested $17 million for minor equity interests in two companies that provide outsourcing for human resource functions. In 1998, we purchased a small Japanese insurance agency. Its main functions are to provide policyholder-related services and direct marketing programs for AFLAC Japan.

YEAR 2000

     We did not experience any material date-related problems with our internal information or other systems, nor did we experience any material disruptions in connection with external information and data exchanges in connection with the year 2000 date rollover. Our preparations for year 2000 were completed as of the end of calendar year 1999 and it was not necessary to implement any contingency plans prepared as part of those efforts. We have discontinued regular meetings of our year 2000 executive steering committee.

     We will continue to monitor our internal systems and external information and data exchanges throughout the year for first date occurrence events.
Based on the information now available to us, we do not expect any material disruptions with respect to such events during the coming year. Since the inception of the year 2000 project, we incurred costs of approximately $35 million for system upgrades or modifications; of this amount, approximately $11 million was capitalized.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this Form 10-K and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates, and fluctuations in foreign currency exchange rates.


ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which is the worldwide headquarters, and a five-story administrative office building, which was completed in 1998 at a cost of $17 million, located on approximately 14 acres of land in Columbus, Georgia. We also own a six-story parking garage, two additional buildings located on the same property and additional administrative office buildings. An insurance subsidiary occupies leased office space in Albany, New York.

     In Tokyo, Japan, AFLAC owns an 11-story administrative office building. AFLAC leases office space in Tokyo along with regional sales offices located throughout the country and owns a training facility in Tokyo.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 1999.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

        NAME                   PRINCIPAL OCCUPATION (*)                 AGE
-------------------       -------------------------------------         ---
Paul S. Amos              Chairman, AFLAC Incorporated and               73
                            American Family Life Assurance
                            Company of Columbus (AFLAC)

Daniel P. Amos            Chief Executive Officer, AFLAC                 48
                            Incorporated and AFLAC; President,
                            AFLAC Incorporated and AFLAC;
                            Director, The CIT Group, Inc.,
                            Livingston, NJ; Director, Georgia
                            Power Company, Atlanta, GA

Monthon Chuaychoo         Vice President, Financial Services,            56
                            AFLAC Incorporated and AFLAC

Kriss Cloninger III       Executive Vice President, Chief                52
                            Financial Officer, AFLAC
                            Incorporated and AFLAC;
                            Treasurer, AFLAC Incorporated

Norman P. Foster          Executive Vice President, Corporate            65
                            Finance, AFLAC Incorporated
                            and AFLAC

Kenneth S. Janke Jr.      Senior Vice President, Investor                41
                            Relations, of AFLAC Incorporated

Akitoshi Kan              Executive Vice President, Internal             52
                            Operations, AFLAC U.S., since January
                            2000 and Deputy Chief Financial Officer,
                            AFLAC Incorporated since April 1999;
                            Executive Vice President, AFLAC
                            International until December 1999;
                            Executive Vice President, AFLAC Japan
                            since January 1998 until March 1999 and
                            Deputy Chief Financial Officer, AFLAC,
                            Senior Vice President, AFLAC Japan,
                            Accounting, Information Systems, ABC and
                            Legal Affairs until March 1999; Senior
                            Vice President, AFLAC Japan, Accounting,
                            Corporate Planning, Audit, and Legal
                            Affairs until January 1997; Vice
                            President, AFLAC Japan Accounting
                            Department until 1995

Nobuo Kawamura            Senior Vice President, AFLAC Japan,            55
                            ABC Promotion, Policy Maintenance,
                            Premium Accounting since January 1999;
                            Senior Vice President, AFLAC Japan,
                            ABC Promotion, Policy Maintenance,
                            Premium Accounting, Administration
                            Support until January 1999

Joseph P. Kuechenmeister  Senior Vice President, Director                58
                            of Marketing, AFLAC

Joey M. Loudermilk        Senior Vice President, General Counsel         46
                            and Corporate Secretary, AFLAC
                            Incorporated and AFLAC; Director,
                            Legal and Governmental Relations,
                            AFLAC

Hidefumi Matsui           President, AFLAC Japan, since January          55
                            1995; Executive Vice President, AFLAC
                            Japan until 1995

Shoichi Matsumoto         Executive Vice President, Director             54
                            of Marketing, AFLAC Japan, since January
                            1998; Senior Vice President, Director of
                            Marketing, AFLAC Japan, until January 1998;
                            Senior Vice President, AFLAC Japan, until
                            July 1997; Vice President, Assistant
                            Director of Marketing, AFLAC Japan, until
                            January 1996

Minoru Nakai              President, AFLAC International, Inc.           58

Yoshiki Otake             Chairman, AFLAC Japan, since January           60
                            1995; President, AFLAC Japan, until
                            December 1994; Vice Chairman, AFLAC
                            International, Inc.

E. Stephen Purdom         Executive Vice President,                      52
                            AFLAC; Retired Director, Trust Company
                            Bank, Columbus, GA

Joseph W. Smith, Jr.      Senior Vice President, Chief Investment        46
                            Officer, AFLAC

Gary L. Stegman           Senior Vice President, Assistant Chief         50
                            Financial Officer, AFLAC
                            Incorporated and AFLAC; Treasurer
                            and Assistant Secretary, AFLAC


  (*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the board of directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.

                                PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 1999 Annual Report to Shareholders, the appropriate sections of which are included herein as Exhibit 13.
                                               Exhibit 13     Annual Report
                                                  Pages           Pages
                                               ----------     --------------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;    1; 52 (Note 9);
          EQUITY AND RELATED SHAREHOLDER         13-62          56 and 59
          MATTERS                               (Note 9)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4         32 - 33


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to            19 - 31
          ANALYSIS OF FINANCIAL CONDITION       13-26
          AND RESULTS OF OPERATIONS


ITEM 7A.  QUANTITATIVE AND QUALITATIVE         13-7 to            20 - 21;
          DISCLOSURES ABOUT MARKET RISK         13-8, 13-15       25 - 27
                                                to 13-19


ITEM 8.   FINANCIAL STATEMENTS AND             13-27 to           34 - 56
          SUPPLEMENTARY DATA                    13-71


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None               None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                 PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 16, 2000, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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


ITEM 12.  SECURITY OWNERSHIP OF       Voting Securities and         2 - 7
          CERTAIN BENEFICIAL          Principal Holders
          OWNERS AND                  Thereof; Security Owner-
          MANAGEMENT                  ship of Management
                                      1. Election of Directors


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













                                   III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                     Page(s)
                                                                -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings for               13-27
              each of the years in the three-year
              period ended December 31, 1999
             Consolidated Balance Sheets, at                       13-28 -
              December 31, 1999 and 1998                            13-29
             Consolidated Statements of Shareholders'              13-30
              Equity, for each of the years in the
              three-year period ended December 31,
              1999
             Consolidated Statements of Cash Flows                 13-31 -
              for each of the years in the three-year               13-32
              period ended December 31, 1999
             Consolidated Statements of Comprehensive              13-33
              Income for each of the years in the
              three-year period ended December 31, 1999
             Notes to the Consolidated Financial                   13-34 to
              Statements                                            13-68
             Report of Independent Auditors                        13-70

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules        IV-5
           Schedule II  -  Condensed Financial Information of       IV-6 -
                            Registrant at December 31, 1999          IV-11
                            and 1998, and for each of the
                            years in the three-year period
                            ended December 31, 1999
           Schedule III -  Supplementary Insurance Information      IV-12
                            for each of the years in the three-
                            year period ended December 31, 1999
           Schedule IV  -  Reinsurance for each of the              IV-13
                            years in the three-year period
                            ended December 31, 1999


     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number
                  1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities
                  and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                  as amended, effective January 1, 1998 - incorporated by reference from 1998 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-99-000010, Exhibit 10.3.
        10.3.1* - Amendment to the AFLAC Incorporated Supplemental Executive
                  Retirement Plan effective January 1, 1999, filed with the 1999 Form 10-K.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference
                  from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.8*   - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number
                  1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.9*   - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006, Exhibit 10.11.
        10.10* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.11* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        10.12*  - AFLAC Incorporated Amended and Restated Management
                  Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.
        12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1999.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.

                - Consent of independent auditor, KPMG LLP, to Form S-4
                  Registration Statement No. 333-78403 with respect to the Senior Notes.
        27.0**  - Financial Data Schedule for December 31, 1999.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.

(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

(c)  EXHIBITS FILED WITH CURRENT FORM 10-K

      10.3.1* - Amendment to the AFLAC Incorporated Supplemental Executive
                Retirement Plan effective January 1, 1999.
      12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1999.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-4
                Registration Statement No. 333-78403 with respect to the Senior Notes.
      27.0**  - Financial Data Schedule for December 31, 1999.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:


Under date of January 27, 2000, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG LLP




Atlanta, Georgia
January 27, 2000























                                    IV-5

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          Condensed Balance Sheets
                      AFLAC Incorporated (Parent Only)
                   (In millions, except for share amounts)
                                                          December 31,
                                                      1999           1998
                                                    --------       --------
ASSETS:
Investments and cash:
  Fixed maturity securities available
   for sale (amortized cost $240)                   $    232       $      -
  Investments in subsidiaries*                         4,898          4,614
  Other investments                                        9              3
  Cash and cash equivalents                               17             15
                                                     -------        -------
      Total investments and cash                       5,156          4,632
Due from subsidiaries*                                    29             29
Other receivables                                          3              3
Property and equipment, net                                6              7
Other assets                                              47              6
                                                     -------        -------
      Total assets                                  $  5,241       $  4,677
                                                     =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Due to subsidiaries*                              $      1       $      1
  Notes payable                                        1,091            578
  Employee and beneficiary benefit plans                 250            235
  Income taxes, primarily deferred                        11             68
  Other liabilities                                       20             25
                                                     -------        -------
      Total liabilities                                1,373            907
                                                     -------        -------
Shareholders' equity:
  Common stock of $.10 par value: (In thousands)
    Authorized 400,000 shares; issued
    320,349 shares in 1999 and 317,971
    shares in 1998                                        32             32
  Additional paid-in capital                             310            235
  Retained earnings                                    3,356          2,862
  Accumulated other comprehensive income:
    Unrealized foreign currency
      translation gains                                  232            219
    Unrealized gains on investment securities          1,032          1,332
  Treasury stock, at average cost                     (1,094)          (910)
                                                     -------        -------
    Total shareholders' equity                         3,868          3,770
                                                     -------        -------
    Total liabilities and
      shareholders' equity                          $  5,241       $  4,677
                                                     =======        =======
* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In millions)
                                             Years ended December 31,
                                           1999         1998         1997
                                         --------     --------     --------
Revenues:
  Dividends from subsidiaries*           $   162      $   173      $   118
  Management and service fees
    from subsidiaries*                        26           28           32
  Investment income                           13            1            2
  Interest from subsidiaries*                  2            -            -
  Other income                                 -            1            1
                                          ------       ------       ------
      Total revenues                         203          203          153
                                          ------       ------       ------
Operating expenses:
  Interest expense                            15           10           10
  Other operating expenses                    45           61           83
                                          ------       ------       ------
      Total operating expenses                60           71           93
                                          ------       ------       ------
  Earnings before income taxes and
    equity in undistributed earnings
    of subsidiaries                          143          132           60

Income tax expense:
  Current                                      2            9            1
  Deferred                                     -            -           14
                                          ------       ------       ------
      Total income taxes                       2            9           15
                                          ------       ------       ------
  Earnings before equity in
    undistributed earnings of
    subsidiaries                             141          123           45

Equity in undistributed earnings
  of subsidiaries                            430          364          540
                                          ------       ------       ------
     Net earnings                        $   571      $   487      $   585
                                          ======       ======       ======

*Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.





                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      Condensed Statements of Cash Flows
                       AFLAC Incorporated (Parent Only)
                                                   Years ended December 31,
(In millions)                                      1999      1998      1997
                                                  ------    ------    ------
Cash flows from operating activities:
  Net earnings                                    $  571    $  487    $  585
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Equity in undistributed
        earnings of subsidiaries*                   (430)     (364)     (540)
      Deferred income taxes                            -         -        14
      Change in income taxes payable                   2         9         -
      Increase in employee and
        beneficiary benefit plans                     15        27        24
      Other, net                                     (20)       (2)       30
                                                   -----     -----     -----
        Net cash provided by
          operating activities                       138       157       113
                                                   -----     -----     -----
Cash flows from investing activities:
  Fixed maturity securities sold                     100         -         -
  Fixed maturity securities purchased               (341)        -         -
  Other investments (acquired) disposed of            (6)       10         -
  Purchase of mortgage loans from subsidiary*          -         -       (10)
  Purchase of investees and subsidiary (note B)      (17)       (8)        -
                                                   -----     -----     -----
        Net cash provided (used) by
          investing activities                      (264)        2       (10)
                                                   -----     -----     -----
Cash flows from financing activities:
  Proceeds from borrowings                           446       124       409
  Principal payments under debt obligations          (89)     (115)     (191)
  Dividends paid to shareholders                     (72)      (63)      (57)
  Net change in amount due to/from subsidiaries*       -       (21)       (4)
  Purchases of treasury stock                       (224)     (125)     (314)
  Treasury stock reissued                             51        40        36
  Proceeds from exercise of stock options             16         7         5
                                                   -----     -----     -----
       Net cash provided (used) by
        financing activities                         128      (153)     (116)
                                                   -----     -----     -----
       Net change in cash and cash equivalents         2         6       (13)
Cash and cash equivalents at beginning of year        15         9        22
                                                   -----     -----     -----
Cash and cash equivalents at end of year          $   17    $   15    $    9
                                                   =====     =====     =====
*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Condensed Statements of Comprehensive Income
                        AFLAC Incorporated (Parent Only)
                                (In millions)
                                               Years ended December 31,
                                              1999        1998        1997
                                            --------    --------    --------
Net earnings                                $    571    $    487    $    585
                                             -------     -------     -------
Other comprehensive income,
 before income taxes:
  Foreign currency translation
   adjustments:
    Change in unrealized foreign
     currency translation gains (losses)
     during year - Parent only                  (151)        (64)        44
    Equity in change in unrealized
     foreign currency translation
     gains (losses) of subsidiaries
     during year                                  23         (20)         -
  Unrealized gains (losses) on
   securities available for sale:
    Unrealized holding gains (losses)
     arising during the year - parent only        (8)          -          -
    Equity in unrealized gains (losses)
     on investment securities held
     by subsidiaries                            (371)        171      1,693
    Equity in reclassification adjustment
     for realized (gains) losses of
     subsidiaries included in net earnings        13           3          4
                                              ------      ------     ------
      Total other comprehensive
       income (loss) before income taxes        (494)         90      1,741
  Income tax expense (benefit) related to
   items of other comprehensive income          (207)         98        692
                                              ------      ------     ------
    Other comprehensive income (loss),
     net of income taxes                        (287)         (8)     1,049
                                              ------      ------     ------
      Total comprehensive income             $   284     $   479    $ 1,634
                                              ======      ======     ======

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

(A)  NOTES PAYABLE

     A summary of notes payable at December 31, 1999 and 1998 follows:

(In millions)                                           1999         1998
                                                       ------       ------
1.67% yen-denominated senior notes due April 2009. .   $  541       $    -
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
  annually through July 2001:
    2.29% fixed interest rate. . . . . . . . . . . .      222          294
    Variable interest rate (.55% at
      December 31, 1999) . . . . . . . . . . . . . .       31           35
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate. . . . . . . . . . . .      114          134
    Variable interest rate (.50% at
      December 31, 1999) . . . . . . . . . . . . . .      138          115
  .50% short term. . . . . . . . . . . . . . . . . .       45            -
                                                       ------       ------
    Total notes payable. . . . . . . . . . . . . . .  $ 1,091      $   578
                                                       ======       ======

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 1999, are as follows:

     (In millions)

         2000 . . . . . . . . . . . . . . . . . . . . . .  $  173
         2001 . . . . . . . . . . . . . . . . . . . . . .     125
         2002 . . . . . . . . . . . . . . . . . . . . . .     252
         2009 . . . . . . . . . . . . . . . . . . . . . .     541


     For further information regarding notes payable, see Exhibit 13, page 13-55 (Note 6 of the Notes to the Consolidated Financial Statements).

(B)  PURCHASES OF SUBSIDIARIES

     In 1999, we purchased minor equity interests in two companies that provide outsourcing for human resource functions. In 1998, we purchased a small Japanese insurance agency. Its main functions are policyholder-related services and direct marketing programs for AFLAC Japan.

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

     For further information on income taxes, see Exhibit 13, page 13-56, Note 7 of the Notes to the Consolidated Financial Statements.

(D)  DIVIDEND RESTRICTIONS

     See Exhibit 13, page 13-62 (Note 9, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.

(E)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In millions)                           1999        1998        1997
                                           --------    --------    --------
     Interest paid                         $     13    $     10    $     10
     Non-cash financing activities:
       Treasury shares issued for:
         Dividends to shareholders                5           4           4
         Associate stock bonus plan              42           -           -


(F)  ACCOUNTING CHANGES

     For information concerning new accounting standards recently adopted, see page 13-38 of Exhibit 13, Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                         SCHEDULE III
                                              AFLAC INCORPORATED AND SUBSIDIARIES

                                              Supplementary Insurance Information
                                                    Years Ended December 31,

                                                                                               Amorti-
                             Future                                                           zation of
                 Deferred    Policy                                                           Deferred
                  Policy    Benefits               Other                  Net                  Policy     Other
                  Acqui-    & Unpaid              Policy-               Invest-    Benefits   Acquisi-    Opera-
                   sition    Policy    Unearned   holders'   Premium      ment       and        tion       ting     Premiums
(In millions)     Costs      Claims    Premiums    Funds     Revenue     Income     Claims     Costs     Expenses   Written
                 --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
1999:
  AFLAC Japan    $  2,856   $ 26,734   $    268   $    296   $  5,906   $  1,111   $  5,040   $    151   $  1,179   $  5,942
  AFLAC U.S.          836      2,194         93         19      1,358        245        845        106        400      1,360
  All other             -          -          -          -          -         13          -          -        141          -
                  -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total        $  3,692   $ 28,928   $    361   $    315   $  7,264   $  1,369   $  5,885   $    257   $  1,720   $  7,302
                  =======    =======    =======    =======    =======    =======    =======    =======    =======    =======


1998:
  AFLAC Japan    $  2,340   $ 21,507   $    217   $    229   $  4,738   $    917   $  4,119   $    111   $    924   $  4,756
  AFLAC U.S.          727      1,974         92         15      1,198        216        749         90        349      1,197
  All other             -          -          -          -          7          5          9          -        202          8
                  -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total        $  3,067   $ 23,481   $    309   $    244   $  5,943   $  1,138   $  4,877   $    201   $  1,475   $  5,961
                  =======    =======    =======    =======    =======    =======    =======    =======    =======    =======


1997:
  AFLAC Japan    $  1,940   $ 17,589   $    181   $    187   $  4,803   $    893   $  4,156   $    103   $    934   $  4,818
  AFLAC U.S.          641      1,773         92         11      1,062        180        667         77        315      1,065
  All other             1         48          4          -          9          5         10          -        124          9
                  -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total        $  2,582   $ 19,410   $    277   $    198   $  5,874   $  1,078   $  4,833   $    180   $  1,373   $  5,892
                  =======    =======    =======    =======    =======    =======    =======    =======    =======    =======

See the accompanying Auditors' Report.
                                                             IV-12

                                                          SCHEDULE IV
                                              AFLAC INCORPORATED AND SUBSIDIARIES

                                                          Reinsurance
                                         Years Ended December 31, 1999, 1998, and 1997
                                                         (In millions)
                                                                                                             Percentage
                                                         Ceded to          Assumed                            of amount
                                        Gross             other           from other                           assumed
                                        Amount          companies         companies        Net amount          to net
                                     -----------       -----------       -----------       ----------        ----------
Year ended December 31, 1999:
   Life insurance in force           $    44,993       $       707       $         -       $   44,286                 -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     6,639       $         -       $         -       $    6,639                 -
      Life insurance                         627                 2                 -              625                 -
                                     -----------       -----------       -----------       ----------        ----------

         Total earned premiums       $     7,266       $         2       $         -       $    7,264                 -
                                     ===========       ===========       ===========       ==========        ==========

Year ended December 31, 1998:
   Life insurance in force           $    28,182       $       566       $         -       $   27,616                 -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     5,435       $         -       $         -       $    5,435                 -
      Life insurance                         510                 2                 -              508                 -
                                     -----------       -----------       -----------       ----------        ----------
         Total earned premiums       $     5,945       $         2       $         -       $    5,943                 -
                                     ===========       ===========       ===========       ==========        ==========

Year ended December 31, 1997:
   Life insurance in force           $    26,382       $       511       $         -       $   25,871                 -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     5,401       $         1       $         -       $    5,400                 -
      Life insurance                         475                 1                 -              474                 -
                                     -----------       -----------       -----------       ----------        ----------
         Total earned premiums       $     5,876       $         2       $         -       $    5,874                 -
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


Date   MARCH 27, 2000                 By    /s/ PAUL S. AMOS
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



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 27, 2000
------------------------     President and Vice           ----------------
   (Daniel P. Amos)          Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 27, 2000
------------------------     Chief Financial Officer      ----------------
   (Kriss Cloninger, III)    and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 27, 2000
------------------------     Corporate Finance            ----------------
   (Norman P. Foster)

  /s/  J. SHELBY AMOS, II            Director             MARCH 27, 2000
-----------------------------                             ----------------
      (J. Shelby Amos, II)




 /s/ MICHAEL H. ARMACOST              Director            MARCH 27, 2000
-----------------------------                             ----------------
      (Michael H. Armacost)




  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 27, 2000
------------------------------                            ----------------
      (M. Delmar Edwards, M.D.)




  /s/  JOE FRANK HARRIS               Director            MARCH 27, 2000
------------------------------                            ----------------
      (Joe Frank Harris)



 /s/ ELIZABETH J. HUDSON	                                 MARCH 27, 2000
------------------------------       Director             ----------------
      (Elizabeth J. Hudson)




  /s/  KENNETH S. JANKE, SR.          Director            MARCH 27, 2000
------------------------------                            ----------------
      (Kenneth S. Janke, Sr.)




  /s/  CHARLES B. KNAPP               Director            MARCH 27, 2000
------------------------------                            ----------------
      (Charles B. Knapp)




  /s/ HISAO KOBAYASHI                 Director            MARCH 27, 2000
------------------------------                            ----------------
      (Hisao Kobayashi)



  /s/ YOSHIKI OTAKE                   Director            MARCH 27, 2000
------------------------------                            ----------------
      (Yoshiki Otake)

  /s/  E. STEPHEN PURDOM              Director            MARCH 27, 2000
-------------------------------                           ----------------
      (E. Stephen Purdom)



  /s/  BARBARA K. RIMER               Director            MARCH 27, 2000
-------------------------------                           ----------------
      (Barbara K. Rimer)



  /s/  HENRY C. SCHWOB                Director            MARCH 27, 2000
------------------------------                            ----------------
      (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 27, 2000
------------------------------                            ----------------
      (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 27, 2000
------------------------------                            ----------------
      (Glenn Vaughn, Jr.)



  /s/  ROBERT L. WRIGHT               Director            MARCH 27, 2000
------------------------------                            ----------------
      (Robert L. Wright)

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for March 31, 1997,
                  Commission file number 1-7434, Accession No. 0000004977-97-000011, Exhibit 3.0; and Bylaws of the Company, as amended - incorporated by reference from
                  Form 10-Q for June 30, 1996, Commission file number
                  1-7434, Accession No. 0000004977-96-000012, Exhibit 3.0.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0*   - American Family Corporation Incentive Stock Option Plan
                  (1982) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family
                  Corporation) Incentive Stock Option Plan (1982) and
                  Stock Option Plan (1985).
        10.1*   - American Family Corporation Stock Option Plan (1985) -
                  incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        10.1.1* - AFLAC Incorporated Amended 1985 Stock Option Plan -
                  incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.1.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as
                  amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.2*   - American Family Corporation Retirement Plan for Senior
                  Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                  Exhibit 10.2.
        10.3*   - AFLAC Incorporated Supplemental Executive Retirement
                  Plan, as amended, effective January 1, 1998 - incorporated by reference from 1998 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-99-000010, Exhibit 10.3.
        10.3.1* - Amendment to the AFLAC Incorporated Supplemental Executive
                  Retirement Plan effective January 1, 1999, filed with the 1999 Form 10-K.
        10.4*   - AFLAC Incorporated Employment Agreement with Daniel P.
                  Amos, dated August 1, 1993 - incorporated by reference
                  from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.5*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.6*   - AFLAC Incorporated Employment Agreement with Kriss
                  Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-94-000006, Exhibit 10.6.
        10.7*   - American Family Life Assurance Company of Columbus
                  Employment Agreement with Dr. E. Stephen Purdom, dated October 25, 1994 - incorporated by reference from 1994
                  Form 10-K, Commission file number 1-7434, Accession
                  No. 0000004977-95-000006, Exhibit 10.9.
        10.8*   - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number
                  1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.9*   - AFLAC Incorporated Deferred Compensation Agreement with
                  Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006, Exhibit 10.11.
        10.10* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.11* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        10.12*  - AFLAC Incorporated Amended and Restated Management
                  Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.
        12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1999.
        21.0    - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                  (1985).
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-3
                  Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
                - Consent of independent auditor, KPMG LLP, to Form S-8
                  Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.

                - Consent of independent auditor, KPMG LLP, to Form S-4
                  Registration Statement No. 333-78403 with respect to the Senior Notes.
        27.0**  - Financial Data Schedule for December 31, 1999.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.


EXHIBITS FILED WITH CURRENT FORM 10-K

      10.3.1* - Amendment to the AFLAC Incorporated Supplemental Executive
                Retirement Plan effective January 1, 1999.
      12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 1999.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 333-16533 with respect to the AFLAC Associate Stock Bonus Plan, as Amended and Restated as of January 1, 1999.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-4
                Registration Statement No. 333-78403 with respect to the Senior Notes.
      27.0**  - Financial Data Schedule for December 31, 1999.

 * Management contract or compensatory plan or agreement.
** All Financial Data Schedules are submitted in the electronic filing only.