Form 10-Q
period 2000-03-31
AFLAC INC
filed 2000-05-10
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended March 31, 2000
                         Commission File No. 1-7434




                             AFLAC INCORPORATED
            ------------------------------------------------------



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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                            May 3, 2000
----------------------------                            ------------------
Common Stock, $.10 Par Value                            265,441,553 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999. . . . . . . . . .       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 2000 and 1999 . . . . . . .       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 2000 and 1999 . . . . . . .       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999 . . . . . . .       5

       Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 2000 and 1999 . . . . . . .       7

       Notes to Consolidated Financial Statements . . . . . . . .       8

       Review by Independent Certified Public
         Accountants. . . . . . . . . . . . . . . . . . . . . . .      14

       Independent Auditors' Report . . . . . . . . . . . . . . .      15

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .      16

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk. . . . . . . . . . . . . . . . . . . . .      28


Part II.  Other Information:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .      32

     Item 4.  Submission of Matters to a Vote
       of Security Holders. . . . . . . . . . . . . . . . . . . .      33

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      34



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                  March 31,    December 31,
                                                    2000           1999
                                                 (Unaudited)
                                                 -----------   ------------

ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $19,454 in 2000 and $18,896 in 1999)        $  21,484     $  20,859
    Perpetual debentures (amortized cost,
      $2,485 in 2000 and $2,564 in 1999)              2,062         2,024
    Equity securities (cost, $148 in 2000
      and $137 in 1999)                                 228           215
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $4,114 in
      2000 and $4,280 in 1999)                        4,216         4,389
    Perpetual debentures (fair value, $3,632
      in 2000 and $3,732 in 1999)                     3,754         3,903
  Other investments                                      15            18
  Cash and cash equivalents                             692           616
                                                   --------      --------
    Total investments and cash                       32,451        32,024
 Receivables, primarily premiums                        262           270
 Accrued investment income                              322           369
 Deferred policy acquisition costs                    3,672         3,692
 Property and equipment, at cost less
   accumulated depreciation                             492           509
 Other                                                  192           177
                                                   --------      --------
    Total assets                                  $  37,391     $  37,041
                                                   ========      ========

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)

                                                    March 31,   December 31,
                                                      2000         1999
                                                   (Unaudited)
                                                   -----------   -----------

Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                        $  26,939     $  27,310
      Unpaid policy claims                              1,637         1,618
      Unearned premiums                                   360           361
      Other policyholders' funds                          302           315
                                                     --------      --------
        Total policy liabilities                       29,238        29,604
    Notes payable                                       1,072         1,111
    Income taxes                                        1,727         1,511
    Payables for return of cash collateral
      on loaned securities                                340             -
    Other                                                 947           947
                                                     --------      --------
      Total liabilities                                33,324        33,173
                                                     --------      --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 400,000 shares; issued 321,495
      shares in 2000 and 320,349 shares in 1999            32            32
    Additional paid-in capital                            320           310
    Retained earnings                                   3,493         3,356
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains       182           232
      Unrealized gains on investment securities         1,207         1,032
    Treasury stock, at average cost                    (1,167)       (1,094)
                                                     --------      --------
      Total shareholders' equity                        4,067         3,868
                                                     --------      --------
      Total liabilities and shareholders' equity    $  37,391     $  37,041
                                                     ========      ========
      Shareholders' equity per share                $   15.34     $   14.56
                                                     ========      ========

See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings

(In millions, except for share and           Three Months Ended March 31,
 per-share amounts - Unaudited)              ----------------------------
                                                 2000            1999
                                               --------        --------

Revenues:
  Premiums, principally supplemental
   health insurance                            $  2,020        $  1,728
  Net investment income                             376             320
  Realized investment gains (losses)                 (2)             (5)
  Other income                                        4               5
                                                -------         -------
        Total revenues                            2,398           2,048
                                                -------         -------
Benefits and expenses:
  Benefits and claims                             1,620           1,400
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                               69              57
    Insurance commissions                           255             226
    Insurance expenses                              189             142
    Interest expense                                  5               4
    Other operating expenses                         17              16
                                                -------         -------
        Total acquisition and
         operating expenses                         535             445
                                                -------         -------
        Total benefits and expenses               2,155           1,845
                                                -------         -------
        Earnings before income taxes                243             203
                                                -------         -------
Income tax expense (benefit):
  Operations                                         87              74
  Deferred tax benefit from Japanese
    tax rate reduction                                -             (67)
                                                -------         -------
        Total income taxes                           87               7
                                                -------         -------
        Net earnings                           $    156        $    196
                                                =======         =======
Net earnings per share:
  Basic                                        $    .59        $    .74
  Diluted                                           .57             .71
                                                =======         =======
Shares used in computing
 earnings per share (In thousands):
  Basic                                         265,599         266,115
  Diluted                                       272,261         276,769
                                                =======         =======
Cash dividends per share                       $   .075        $   .065
                                                =======         =======

See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In millions, except for per-share
  amounts - Unaudited)                         Three Months Ended March 31,
                                               ----------------------------
                                                    2000            1999
                                                   ------          ------

Common Stock:
  Balance at beginning and end of period          $    32         $    32
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of year                        310             235
  Exercise of stock options                             7               3
  Gain on treasury stock reissued                       3               3
                                                   ------          ------
  Balance at end of period                            320             241
                                                   ------          ------
Retained earnings:
  Balance at beginning of year                      3,356           2,862
  Net earnings                                        156             196
  Dividends to shareholders ($.075 per share
   in 2000 and $.065 in 1999)                         (19)            (18)
                                                   ------          ------
  Balance at end of period                          3,493           3,040
                                                   ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                      1,264           1,551
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                        (51)             (5)
  Change in unrealized gains (losses) on
   investment securities during period, net
   of income taxes                                    176             (89)
                                                   ------          ------
   Balance at end of period                         1,389           1,457
                                                   ------          ------
Treasury stock:
  Balance at beginning of year                     (1,094)           (910)
  Purchases of treasury stock                         (81)            (11)
  Cost of shares issued                                 8              10
                                                   ------          ------
  Balance at end of period                         (1,167)           (911)
                                                   ------          ------
  Total shareholders' equity                      $ 4,067         $ 3,859
                                                   ======          ======

See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                     2000        1999
                                                    ------      ------

Cash flows from operating activities:
  Net earnings                                     $   156     $   196
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                     688         652
    Deferred income taxes                               38         (41)
    Change in income taxes payable                     147         (55)
    Increase in deferred policy
     acquisition costs                                 (81)        (69)
    Change in receivables and advance premiums          12           2
    Other, net                                         (19)         14
                                                    ------      ------
      Net cash provided by operating activities        941         699
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                   207         279
      Fixed-maturity securities matured                121          63
      Equity securities                                 15          16
    Securities held to maturity:
      Fixed-maturity securities matured                  -           9
    Other investments, net                              (1)          1
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                     (1,377)       (648)
      Perpetual debentures                              (1)       (434)
      Equity securities                                (59)        (19)
    Securities held to maturity:
      Fixed-maturity securities                          -         (42)
  Cash received as collateral on
    loaned securities                                  340           -
  Additions to property and equipment, net              (1)         (3)
                                                    ------      ------
     Net cash used by investing activities         $  (756)    $  (778)
                                                    ------      ------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2000          1999
                                                      ------        ------

Cash flows from financing activities:
  Principal payments under debt obligations          $    (4)      $    (3)
  Dividends paid to shareholders                         (18)          (17)
  Purchases of treasury stock                            (81)          (11)
  Treasury stock reissued                                  6            10
  Other, net                                               7             4
                                                      ------        ------
    Net cash used by financing activities                (90)          (17)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                   (19)           (9)
                                                      ------        ------
    Net change in cash and cash equivalents               76          (105)

Cash and cash equivalents, beginning of year             616           374
                                                      ------        ------
Cash and cash equivalents, end of period             $   692       $   269
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $     3       $     3
    Income taxes                                           -           139
  Non-cash financing activities:
    Capital lease obligations                              4             4
    Treasury shares issued for:
      Dividends to shareholders                            1             1
      Associates stock bonus plan                          4             3


See the accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Income
                          (In millions - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2000          1999
                                                   ------        ------

Net earnings                                      $   156       $   196
                                                   ------        ------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency
      translation gains during the period              32            24
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding gains (losses)
      arising during the period                       232           (95)
    Reclassification adjustment for realized
      (gains) losses included in net earnings           2             4
                                                   ------        ------
        Total other comprehensive income,
         before income taxes                          266           (67)
Income tax expense related to items
 of other comprehensive income                        141            27
                                                   ------        ------
        Other comprehensive income,
         net of income taxes                          125           (94)
                                                   ------        ------
        Total comprehensive income                $   281       $   102
                                                   ======        ======

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of March 31, 2000, and the results of operations and statements of cash flows, shareholders' equity and comprehensive income for the three months ended March 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations, based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are: deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and accrued liabilities for unfunded retirement plans. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 1999.


2.  Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. We are currently evaluating this standard, which for us becomes effective January 1, 2001.

3.  Segment Information

     Information regarding components of operations for the three months ended March 31 follows:

(In millions)                                       2000         1999
                                                  --------     --------
Total revenues:
  AFLAC Japan:
    Earned premiums                               $  1,646     $  1,398
    Net investment income                              306          262
                                                   -------      -------
      Total AFLAC Japan revenues                     1,952        1,660
                                                   -------      -------
  AFLAC U.S.:
    Earned premiums                                    374          330
    Net investment income                               67           58
    Other income                                         1            -
                                                   -------      -------
      Total AFLAC U.S. revenues                        442          388
                                                   -------      -------
  Other business segments                                6            7
                                                   -------      -------
      Total business segments                        2,400        2,055
  Realized investment gains (losses)                    (2)          (5)
  Corporate                                              8            7
  Intercompany eliminations                             (8)          (9)
                                                   -------      -------
      Total                                       $  2,398     $  2,048
                                                   =======      =======
Earnings before income taxes:
  AFLAC Japan                                     $    188     $    158
  AFLAC U.S.                                            70           63
  Other business segments                                -            1
                                                   -------      -------
      Total business segments                          258          222
  Realized investment gains (losses)                    (2)          (5)
  Interest expense, non-insurance operations            (4)          (3)
  Corporate                                             (9)         (11)
                                                   -------      -------
      Total                                       $    243     $    203
                                                   =======      =======

    Total assets were as follows:
                                                March 31,     December 31,
 (In millions)                                    2000           1999
                                               ----------     -----------
Total assets:
  AFLAC Japan                                   $  32,550       $  32,274
  AFLAC U.S.                                        4,597           4,448
  Other business segments                              32              34
                                                 --------        --------
    Total business segments                        37,179          36,756
  Corporate                                         5,429           5,213
  Intercompany eliminations                        (5,217)         (4,928)
                                                 --------        --------
  Total                                         $  37,391       $  37,041
                                                 ========        ========



4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%, which increased net earnings for the first quarter of 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability as of March 31, 1999. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis of AFLAC Japan's assets and liabilities, reduced by the limitations in the U.S. foreign tax credit provisions.

     The 1999 rate reduction for AFLAC Japan was effective April 1, 1999 for purposes of calculating income tax expense on operating earnings.


5.  Notes Payable

     A summary of notes payable is as follows:
                                                    March 31,  December 31,
 (In millions)                                        2000         1999
                                                   ----------  ------------
1.67% yen-denominated senior notes due April 2009    $   522     $   541
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                            214         222
    Variable interest rate (.41% at March 31, 2000)       30          31
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                            110         114
    Variable interest rate (.36% at March 31, 2000)      134         138
  .36% short term                                         43          45
Obligations under capitalized leases, due
  monthly through 2004, secured by computer
  equipment in Japan                                      19          20
                                                      ------      ------
    Total notes payable                              $ 1,072     $ 1,111
                                                      ======      ======

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, payable semiannually, due April 15, 2009. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have entered into cross currency swaps that have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At March 31, 2000, the outstanding principal was 55.6 billion yen ($523 million using the March 31, 2000 exchange rate), less loan discount of $1 million, for a net payable of $522 million at an interest rate of 1.67%.

     We have a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. The
current borrowing limit is $250 million.   Under the terms of the agreement,
the borrowing limit will reduce to $125 million on July 15, 2000. At March 31, 2000, 22.7 billion yen ($214 million) was outstanding at a fixed interest rate and 3.2 billion yen ($30 million) was outstanding at a variable interest rate under this agreement.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At March 31, 2000,
11.6 billion yen ($110 million) was outstanding at a fixed interest rate and
14.2 billion yen ($134 million) was outstanding at a variable interest rate under this agreement.

     Since these loans are denominated in yen, the principal amount of the loans as stated in dollar terms at any date will fluctuate due to changes in the yen/dollar exchange rate.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings (34.3 billion yen). These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts on a portion of these loans. Under these agreements, we make fixed rate payments at 2.29% on one loan and 1.24% on another loan and receive floating rate payments (.14% at March 31, 2000 plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

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

6.  Unrealized Gains on Investment Securities

     Net unrealized gains and losses on investment securities, less amounts applicable to policy liabilities and deferred income taxes, are reported in accumulated other comprehensive income. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of shareholders if such gains were actually realized. These amounts relate to policy reserve interest requirements and reflect the difference between market investment yields and estimated minimum required interest rates.

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               March 31,     December 31,
                                                   2000           1999
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    1,687      $    1,501
   Unamortized unrealized gains on
     securities transferred on October 1,
     1998 to held to maturity                       1,184           1,258
   Less:
     Policy liabilities                               719             840
     Deferred income taxes                            945             887
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    1,207      $    1,032
                                                =========       =========


7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At March 31, 2000 and December 31, 1999 we had security loans outstanding in the amounts of $335 million and $2.4 billion at fair value, respectively. We receive cash or other securities as collateral for such loans. At March 31, 2000, we held cash collateral of $340 million for loaned securities in the amount of $335 million. Also at December 31, 1999, we held Japanese government bonds as collateral for loaned securities in the amount of $2.4 billion, at fair value. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% and 100% or more, respectively, of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter. For loans involving unrestricted cash collateral, the collateral is recorded as an asset with a corresponding liability for the return of the collateral. For loans involving securities as collateral, the collateral is not recorded as an asset or liability.

8.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:
                                                   2000            1999
 (In thousands of shares)                      ----------      ----------
Common stock - issued:
  Balance at beginning of year                    320,349         317,971
  Exercise of stock options                         1,146             599
                                                 --------        --------
  Balance at end of period                        321,495         318,570
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     54,608          52,287
  Purchases of treasury stock:
    Open market                                     2,044             150
    Other                                              48              98
  Shares issued to sales associates
   stock bonus plan and AFL Stock Plan               (229)           (191)
  Exercise of stock options                          (159)           (429)
                                                 --------        --------
  Balance at end of period                         56,312          51,915
                                                 --------        --------
Shares outstanding at end of period               265,183         266,655
                                                 ========        ========

     At March 31, 2000, there were 1.6 million weighted average shares for outstanding stock options that were not included in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during the first quarter of 2000.

     On May 1, 2000 the shareholders approved an increase in the number of authorized shares from 400 million to 1 billion.

9.  Litigation

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

10.  Subsequent Event

     The surviving spouse of John B. Amos, the Company's former chairman of the board, has been receiving lifetime retirement benefits under his shareholder approved employment contract. The benefits were payable at .5% of the Company's pretax earnings for the previous year, as defined in the agreement.

     On May 3, 2000, the former chairman's spouse unexpectedly died. The Company has an accrued unfunded liability for projected retirement payments based on a normal life expectancy. Accordingly, during the second quarter of 2000, the release of the remaining accrued liability is estimated to increase net earnings by approximately $95 million ($.35 per diluted share).

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The March 31, 2000 and 1999 financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page
15.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308



                   INDEPENDENT AUDITORS' REVIEW REPORT


The Stockholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements.




                                                  KPMG LLP



Atlanta, GA
April 25, 2000

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our business in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance operations.

RESULTS OF OPERATIONS

     A significant non-operating item affected our net earnings in the first quarter of 1999. Due to a corporate income tax rate reduction in Japan during 1999, the statutory tax rate for AFLAC Japan declined from 41.7% to 36.2%. This tax rate decline resulted in a reduction in our deferred income tax liability as of March 31, 1999, which increased net earnings by $67 million ($.25 per basic share and $.24 per diluted share) in 1999.

     The following table sets forth the results of operations by business segment for the periods shown.

             SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                 (In millions, except for per-share amounts)

                                     Percentage Change      Three Months
                                       Over Previous       Ended March 31,
                                          Period           2000      1999
                                     -----------------   ------------------
Operating earnings:
  AFLAC Japan. . . . . . . . . . . .          19.1%       $  188    $  158
  AFLAC U.S. . . . . . . . . . . . .          11.4            70        63
  Other business segments. . . . . .                           -         1
                                                           -----     -----
    Total business segments. . . . .          16.3           258       222
  Interest expense,
    non-insurance operations . . . .         (52.7)           (4)       (3)
  Corporate and eliminations . . . .          28.2            (8)      (12)
                                                           -----     -----
    Pretax operating earnings. . . .          18.4           246       207
  Income taxes . . . . . . . . . . .          15.3            87        75
                                                           -----     -----
    Operating earnings . . . . . . .          20.2           159       132
Non-operating items:
  Deferred tax benefit from Japanese
    tax rate reduction . . . . . . .                           -        67
  Realized investment gains
    (losses), net of tax . . . . . .                          (3)       (3)
                                                           -----     -----
    Net earnings . . . . . . . . . .         (20.1)       $  156    $  196
                                                           =====     =====
Operating earnings per basic share .          20.0        $  .60    $  .50
Operating earnings per diluted share          20.8           .58       .48
                                                           =====     =====
Net earnings per basic share . . . .         (20.3)       $  .59    $  .74
Net earnings per diluted share . . .         (19.7)          .57       .71
                                                           =====     =====
============================================================================

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, and in 1999 the deferred income tax benefit from the Japanese tax rate reduction. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


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

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data
                    Three Months Ended March 31, 2000

                                     Including           Excluding
                                      Currency            Currency
                                      Changes             Changes*
                                    -----------         -----------
Premium income                           16.9%                9.2%
Net investment income                    17.6                12.0
Operating revenues                       17.0                 9.6
Total benefits and expenses              16.8                 9.1
Operating earnings                       20.2                15.9
Operating earnings per share             20.8                16.7
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 107.13 and 116.58 for the three months ended March 31, 2000 and 1999, respectively. The 8.8% strengthening of the yen in 2000 increased operating earnings by approximately $.02 per share for the three months ended March 31, 2000. Operating earnings per share increased 20.8% to $.58 for the three-month period ended March 31, 2000 compared with the same period in 1999.

     Our primary financial objective is the growth of operating earnings per share before the effect of foreign currency fluctuations. Our objective for 2000 through 2002 is to increase operating earnings per share growth by 15% to 17%, excluding the impact of currency translation.

     If we achieve a 17% increase, the following table shows the likely results for operating earnings per share for the year 2000 when the estimated impact from various foreign currency translations are included.

                        2000 Operating EPS Scenarios
                        ----------------------------
        Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 1999         on EPS
     -------------     ----------------      ---------       ----------
        100.00             $ 2.48               24.0%          $  .14
        105.00               2.42               21.0              .08
        110.00               2.38               19.0              .04
        113.96*              2.34               17.0                -
        115.00               2.33               16.5             (.01)
        120.00               2.29               14.5             (.05)
        125.00               2.25               12.5             (.09)

     *Actual exchange rate for the year ended December 31, 1999.

     If the exchange rate as of March 31, 2000, remains constant for the rest of 2000, the cumulative average rate would be approximately 106.40 and the annual diluted operating earnings per share would approximate $2.41, assuming our earnings objective is met.


SHARE REPURCHASE PROGRAM

     During the first quarter of 2000, we purchased 2 million shares of our common stock. On May 1, 2000, the board of directors authorized the repurchase of up to an additional 10 million shares. Including shares remaining under a previous authorization, the Company currently has approval to purchase up to approximately 11 million shares.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the three months ended March 31, 2000 and 1999 were 35.4% and 36.4%, respectively. Income tax expense for the first quarter of 1999 included approximately $2 million of additional taxes from an income tax audit in Japan. Excluding that amount the effective income tax rate on operating earnings for the first quarter of 1999 was 35.4%.

     The 1999 reduction in the statutory tax rate in Japan did not significantly change our combined U.S./Japan effective tax rate as it shifted a portion of our income tax expense from Japan operations to U.S. operations due to the operation of the U.S. foreign tax credit provisions.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranks second in terms of individual policies in force and 14th based on assets.

     The following table presents a summary of AFLAC Japan's operating results.
                               AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

(In millions)                                     2000             1999
                                               ---------------------------
Premium income. . . . . . . . . . . . .        $  1,646          $  1,398
Investment income . . . . . . . . . . .             306               262
                                               --------          --------
  Total revenues. . . . . . . . . . . .           1,952             1,660
                                               --------          --------
Benefits and claims . . . . . . . . . .           1,385             1,196
Operating expenses. . . . . . . . . . .             379               306
                                               --------          --------
  Total benefits and expenses . . . . .           1,764             1,502
                                               --------          --------

    Pretax operating earnings . . . . .        $    188          $    158
                                               ========          ========
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income. . . . . . . . . . . .            17.7%             18.4%
  Investment income . . . . . . . . . .            17.1              15.8
  Total revenues. . . . . . . . . . . .            17.6              17.9
  Pretax operating earnings . . . . . .            19.1              26.2

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income. . . . . . . . . . . .             8.2%              7.8%
  Investment income . . . . . . . . . .             7.4               5.5
  Total revenues. . . . . . . . . . . .             8.0               7.3
  Pretax operating earnings . . . . . .             9.1              15.0

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . . . . . .            70.9%             72.0%
  Operating expenses. . . . . . . . . .            19.5              18.5
  Pretax operating earnings . . . . . .             9.6               9.5

============================================================================

AFLAC JAPAN SALES

     AFLAC Japan's total new annualized premium sales rose 17.6% to 22.3 billion yen, or $208 million, in the first quarter. Our sales results were driven by Rider MAX, which accounted for about 43% of sales for the quarter. During the quarter, we sold approximately 350,000 of these riders. With its attractive accident and medical benefits, Rider MAX has broadened the appeal of our founding product, cancer life insurance. Almost 60% of our cancer life sales in the first quarter included Rider MAX. We also saw continued momentum of our ordinary life insurance product line. Life insurance sales increased sharply over a year ago, accounting for approximately 7.4% of sales in the quarter.

     Our sales force also continued to grow. At the end of the first quarter, AFLAC Japan was represented by 43,000 licensed sales associates at more than 8,400 corporate and individual agencies. We continue to focus on recruiting new agencies, particularly individual agents, in order to better reach the tremendous market of small businesses in Japan.

     In 2001, Japan's insurance market will further deregulate. As a result, we expect competition to increase. At the same time, we also expect increased opportunities for AFLAC Japan. To prepare for deregulation, we will continue building on our competitive strengths. To that end, we plan on improving the products we offer, while adding new policies to our product line. We will continue to expand our distribution system through the addition of new agencies as well as alternative sales channels like the Internet. And we will also invest in new technologies to maintain our cost advantages and aggressively promote our brand through advertising.

     Although Japan's economy remains weak, we continue to believe it is one of the best insurance markets in the world and one of great opportunities for growth. We have set an objective for AFLAC Japan's sales to increase approximately 12% to 15% for the year 2000 compared with 1999.


AFLAC JAPAN INVESTMENTS

     Investment yields in Japan remained at very depressed levels. For example, the yield of 20-year Japanese government bonds, based on a composite index, averaged 2.30% during the first three months of the year. However, we purchased yen-denominated securities at an average yield of 3.93% in the quarter by focusing on selected sectors of the fixed-maturity market. Including dollar-denominated investments, our blended new money yield was 4.09% for the quarter. As of April 14, we had invested or committed to invest approximately 42% of our expected 2000 cash flow at an average yield of 3.98%. At the end of the first quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.14%, compared with 5.19% at the end of 1999. The return on average invested assets was 4.88% for the quarter, compared with 5.02% a year ago.

AFLAC JAPAN OTHER

     The operating expense ratio has increased slightly due to expenditures for additional marketing programs including advertising and direct response efforts. The benefit ratio has declined due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance. The 9.1% increase in pretax operating earnings is primarily due to the increased premium income.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                     THREE-MONTH PERIOD ENDED MARCH 31,

(In millions)                                      2000              1999
                                                --------------------------
Premium income. . . . . . . . . . . . .          $  374            $  330
Investment income . . . . . . . . . . .              67                58
Other income. . . . . . . . . . . . . .               1                 -
                                                  -----             -----
  Total revenues. . . . . . . . . . . .             442               388
                                                  -----             -----
Benefits and claims . . . . . . . . . .             235               205
Operating expenses. . . . . . . . . . .             137               120
                                                  -----             -----
  Total benefits and expenses . . . . .             372               325
                                                  -----             -----
    Pretax operating earnings . . . . .          $   70            $   63
                                                  =====             =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income. . . . . . . . . . . .            13.4%             13.9%
  Investment income . . . . . . . . . .            15.2              12.8
  Total revenues. . . . . . . . . . . .            13.7              13.3
  Pretax operating earnings . . . . . .            11.4              11.4

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . . . . . .            53.3%             52.8%
  Operating expenses. . . . . . . . . .            30.9              31.1
  Pretax operating earnings . . . . . .            15.8              16.1

============================================================================


AFLAC U.S. SALES

     New annualized premium sales in the United States rose rapidly in the first quarter. New sales increased 20.3% to $150 million, marking the second best quarter in AFLAC's history. Accident/disability insurance again accounted for the majority of our new business in the quarter. However, sales of our founding product, cancer expense insurance, were also strong. We remain especially pleased with the sales of our new ordinary life insurance products. Life insurance sales increased 55% over the first quarter of 1999, accounting for approximately 6% of total new sales.

     In addition to strong sales, we experienced expansion of our sales force in the United States. During the first quarter we continued to aggressively recruit new AFLAC sales associates. As a result, the average number of producing associates on a monthly basis was 9,990 in the quarter, an increase of 16.7% over the first quarter of 1999.

     Technology continues to play an important role at AFLAC U.S. In addition to the continued success of our electronic sales system, SmartApp, we are also pursuing additional technological initiatives. For example, we are currently in the process of testing the first phase of an Internet-based billing system for our U.S. payroll account customers. Internet billing will improve service to our payroll accounts and enhance our administrative efficiency. In addition, we have claims forms available for download from our Web site for each product we offer in every state. The combination of downloadable claims forms and facsimile claims submission greatly enhances service to our customers and efficiency of our administration. Savings from new electronic work processes have allowed us to invest heavily in national advertising, which has benefited our name recognition, recruiting and sales results. We have set an objective for AFLAC U.S. sales to increase by 12% to 15% for the year 2000.


AFLAC U.S. INVESTMENTS

     During the first quarter of 2000, available cash flow was invested at an average yield-to-maturity of 8.11% compared with 8.08% during the first quarter of 1999. The overall return on average invested assets, net of investment expenses, was 7.60% for the first three months of 2000 compared with 7.52% for the first quarter of 1999.


AFLAC U.S. OTHER

     Management expects the operating expense ratio, including discretionary television advertising expenses, to remain approximately level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to national television advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has remained relatively stable. The mix of business has shifted toward accident and hospital indemnity policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. Management expects the pretax operating profit margin, which was 16.0% for the year 1999, to remain approximately the same in 2000.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     For information regarding new Statements of Financial Accounting Standards see Note 2 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1999, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and primarily consist of investment grade securities.

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2000, was
106.15 yen to one U.S. dollar, 3.5% weaker than the exchange rate of 102.40 as of December 31, 1999. Management estimates that the weaker yen rate decreased reported investments and cash by $1.0 billion, total assets by $1.1 billion, and total liabilities by $1.1 billion compared with the amounts that would have been reported for 2000 if the exchange rate had remained unchanged from year-end 1999.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $1.5 billion on investment securities at March 31, 2000, consisted of $2.8 billion in gross unrealized gains and $1.3 billion in gross unrealized losses.

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

                                March 31,        December 31,
                                  2000               1999
                               -----------       ------------
              AAA                 26.9%              28.0%
              AA                  23.3               24.6
              A                   36.8               33.5
              BBB                 12.1               12.1
              BB                    .9                1.8
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====


     As of December 31, 1999, we owned debt securities rated below investment grade in the amount of $530 million at amortized cost, or 1.8% of total debt securities. These securities were issued by two Japanese banks that had credit rating downgrades following our purchase of the debt securities. Subsequent to December 31, 1999, these two banks were upgraded to `BBB.' However, at March 31, 2000 we held two other corporate issues with an amortized cost of $249 million that were downgraded to `BB' during the first quarter.

     Private placement investments accounted for 50.2% and 49.0% of our total debt securities as of March 31, 2000 and December 31, 1999, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to historically conservative standards for credit quality. We require that all private placement issuers have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners

(NAIC). Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     The following table shows an analysis of investment securities (at cost or amortized cost):

                                   AFLAC Japan              AFLAC U.S.
                             ----------------------   ----------------------
                             March 31,  December 31,  March 31,  December 31,
(In millions)                  2000        1999          2000       1999
                             ----------------------   ----------------------
Available for sale:
  Fixed-maturity securities   $16,069     $15,491      $ 3,385*    $ 3,405*
  Perpetual debentures          2,331       2,411          154         153
  Equity securities                53          45           95          92
                               ------      ------       ------      ------
   Total available for sale    18,453      17,947        3,634       3,650
                               ------      ------       ------      ------
Held to maturity:
  Fixed-maturity securities     4,216       4,389            -           -
  Perpetual debentures          3,754       3,903            -           -
                               ------      ------       ------      ------
    Total held to maturity      7,970       8,292            -           -
                               ------      ------       ------      ------
      Total                   $26,423     $26,239      $ 3,634     $ 3,650
                               ======      ======       ======      ======

*Includes securities held by the parent company of $165 at March 31, 2000, and $240 at December 31, 1999


POLICY LIABILITIES

     Policy liabilities decreased $366 million, or 1.2%, during the first three months of 2000. AFLAC Japan decreased $428 million, or 1.6% (2.0% increase in yen), and AFLAC U.S. increased $62 million, or 2.7%. Changes in policy liabilities were primarily due to the addition of new business, the aging of policies in force, the weaker yen and the effect of the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements). The weaker yen at March 31, 2000, compared with December 31, 1999, decreased reported policy liabilities by $1.0 billion.


DEBT

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount.

     We received net proceeds of $446 million after discount and issue costs. These proceeds were temporarily invested in short-duration securities and are being used primarily to purchase shares of our common stock. The net proceeds may also be used to repay indebtedness or for general corporate purposes. We have entered into cross currency swaps that had the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At March 31, 2000, the outstanding principal was 55.6 billion yen ($523 million) at an interest rate of 1.67% after the effect of the cross currency swaps.

     See Note 5 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at March 31, 2000.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 27.3% and 28.1% as of March 31, 2000 and December 31, 1999, respectively.


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

     The Life Insurance Association of Japan, an industry organization, implemented a voluntary policyholder protection fund in 1996 to provide capital support to insolvent life insurers. AFLAC Japan pledged investment securities to the Life Insurance Association of Japan under this program. A separate, mandatory policyholder protection system was enacted by the Japanese government during 1998. The life insurance industry is making contributions to these funds over a 10-year period. Our obligation to the mandated policyholder protection system was increased in 1999 due to the insolvency of Toho Mutual Life Insurance Company. We have recorded a liability for our share of these obligations. For further information regarding policyholder protection funds, see Note 2 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1999.


SHAREHOLDERS' EQUITY

     Our insurance operations continue to provide the primary sources of liquidity. Capital needs are also supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. Primary uses of cash in the insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable. Our investment objectives provide for liquidity through the ownership of high-quality investment securities.

AFLAC insurance policies are generally not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of our policies provide indemnity benefits rather than reimbursement for actual medical costs and thus are not subject to the risks of medical-cost inflation.

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion and the funding of our share repurchase program.

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia Insurance Department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. The Georgia Insurance Statutes require prior approval for dividend distributions that exceed the greater of statutory earnings for the previous year or 10% of statutory capital and surplus as of the previous year-end. In addition, the Georgia Insurance Department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to AFLAC Incorporated. A life insurance company's statutory capital and surplus is computed according to rules prescribed by the National Association of Insurance Commissioners
(NAIC), as modified by the insurance department in the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to emphasize policyholder protection and company solvency.

     Currently, prescribed or permitted statutory accounting principles
(SAP) used by insurers for financial reporting to state insurance regulators may vary among states and among companies. The NAIC has recodified SAP to promote standardization throughout the industry. The NAIC has scheduled these new accounting principles to become effective January 1, 2001. They must also be adopted by the individual state insurance departments.

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Supervisory Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $12 million in the first quarter of 2000 and $11 million for the same period in 1999. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin significantly exceeds regulatory minimums. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1999.

YEAR 2000

     We did not experience any material date-related problems with our internal information or other systems, nor did we experience any material disruptions in connection with external information and data exchanges in connection with the year 2000 date rollover. Our preparations for year 2000 were completed as of the end of calendar year 1999, and it was not necessary to implement any contingency plans prepared as part of those efforts. We have discontinued regular meetings of our year 2000 executive steering committee.

     We will continue to monitor our internal systems and external information and data exchanges throughout the year for first date occurrence events.
Based on the information now available to us, we do not expect any material disruptions with respect to such events during the year.

OTHER

     On May 1, 2000, the board of directors approved an increase in the quarterly cash dividend from $.075 to $.085 per share. The increase is effective with the second quarter dividend, which is payable on June 1, 2000, to shareholders of record at the close of business on May 18, 2000.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments are exposed to primarily three types of market risks. These are interest rate, equity price, and foreign currency exchange rate risk.


INTEREST RATE RISK

     Our primary interest rate exposure is a result of the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which provides a measure of price percentage volatility, to estimate the amount of sensitivity to interest rate changes in our debt securities.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefit liabilities is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds are reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years.

     At March 31, 2000 we had $1.4 billion of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.8 billion based on our portfolio as of March 31, 2000. The effect on yen-denominated debt securities is approximately $2.4 billion and the effect on dollar-denominated debt securities is approximately $391 million.

     We have outstanding interest rate swaps on 34.3 billion yen ($324 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings.

     At March 31, 2000, we also had yen-denominated bank borrowings in the amount of 21.9 billion yen ($207 million) with a variable interest rate of
 .37%. The effect on net earnings in 2000 due to changes in market interest rates was immaterial. For further information on our notes payable, see
Note 5 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at March 31, 2000, totaled $228 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.03. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.3%, or $23 million.


CURRENCY RISK

     Most of AFLAC Japan's investments and cash are denominated in yen. When yen-denominated financial instruments mature or are sold, the proceeds are generally reinvested in yen-denominated securities and are held to fund yen-denominated policy obligations rather than converted into dollars.

     In addition to the yen-denominated financial instruments held by AFLAC Japan, AFLAC Incorporated has yen-denominated bank borrowings that have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these borrowings are reported in accumulated other comprehensive income.

     AFLAC Incorporated has cross currency swaps on its $450 million senior notes. We have entered into cross currency swaps to convert the dollar-denominated principal and interest into yen-denominated obligations. These swaps have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these swaps are reported in accumulated other comprehensive income.

     We attempt to match yen-denominated assets to yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                (March 31, 2000)

                                            91.15      106.15*     121.15
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial
instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 19,349    $ 16,614    $ 14,557
     Perpetual debentures                   2,045       1,756       1,539
     Equity securities                         76          65          57
   Securities held to maturity:
     Fixed maturities                       4,909       4,216       3,694
     Perpetual debentures                   4,372       3,754       3,289
   Cash and cash equivalents                  768         659         578
   Other financial instruments                  4           4           3
                                          -------     -------     -------
       Total                               31,523      27,068      23,717
                                          -------     -------     -------
  Liabilities - notes payable               1,226       1,052         922
                                          -------     -------     -------
  Net yen-denominated financial
   instruments                             30,297      26,016      22,795
  Other yen-denominated assets              4,244       3,645       3,193
  Other yen-denominated liabilities       (34,006)    (29,202)    (25,586)
                                          -------     -------     -------
       Consolidated yen-denominated
       net assets subject to foreign
       currency fluctuation              $    535    $    459    $    402
                                          =======     =======     =======

* Actual March 31, 2000 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 17.


FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on May 1, 2000. Matters submitted to the shareholders were: (1) Election of 18 members to the board of directors; (2) Adopt an Amendment of Article IV of the Company's Articles of Incorporation, to increase the Company's authorized shares of common stock from 400 million shares to 1 billion shares; (3) Ratification of the appointment of independent auditors for 2000. The proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.
                                            VOTES
----------------------------------------------------------------------------
                                               Absten-    With-     Broker
                             For     Against   tions      held     Non-Votes
----------------------------------------------------------------------------
(1) Election of 18
members to the board
of directors:
 Paul S. Amos            426,966,233    N/A     N/A    16,756,460   535,059
 Daniel P. Amos          427,291,387    N/A     N/A    16,431,306   535,059
 J. Shelby Amos, II      427,471,008    N/A     N/A    16,251,685   535,059
 Michael H. Armacost     438,187,272    N/A     N/A     5,535,421   535,059
 M. Delmar Edwards, M.D. 437,738,346    N/A     N/A     5,984,347   535,059
 Joe Frank Harris        437,206,212    N/A     N/A     6,516,481   535,059
 Elizabeth J. Hudson     437,929,150    N/A     N/A     5,793,543   535,059
 Kenneth S. Janke, Sr.   438,106,749    N/A     N/A     5,615,944   535,059
 Charles B. Knapp        437,971,954    N/A     N/A     5,750,739   535,059
 Takatsugu Murai         438,214,812    N/A     N/A     5,507,881   535,059
 Yoshiki Otake           437,832,248    N/A     N/A     5,890,445   535,059
 E. Stephen Purdom       438,082,714    N/A     N/A     5,639,979   535,059
 Barbara K. Rimer        437,958,742    N/A     N/A     5,763,951   535,059
 Marvin R. Schuster      438,034,059    N/A     N/A     5,688,634   535,059
 Henry C. Schwob         435,320,709    N/A     N/A     8,401,984   535,059
 J. Kyle Spencer         437,623,763    N/A     N/A     6,098,930   535,059
 Glenn Vaughn, Jr.       437,834,417    N/A     N/A     5,888,276   535,059
 Robert L. Wright        437,874,425    N/A     N/A     5,848,268   535,059

                                                VOTES
                         ---------------------------------------------------
                                                   Absten-   With-  Broker
                             For        Against     tions    held  Non-Votes
----------------------------------------------------------------------------
(2) Adopt an Amendment to
the Articles of Incorpora-
tion to increase the
authorized shares of
common stock from 400
million shares to
1 billion shares         402,050,304  36,739,237  5,466,064   N/A     2,147

(3) Ratification of
appointment of KPMG
LLP as independent
auditors                 436,550,439   3,393,829  4,313,484   N/A     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      12.0 - Statement regarding the computation of ratio of earnings to fixed charges

      27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.



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


Date     May 10, 2000                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer


Date     May 10, 2000                          /s/ NORMAN P. FOSTER
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




















































                                    36
1