Form 10-Q
period 2000-06-30
AFLAC INC
filed 2000-08-09
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                    For the quarter ended June 30, 2000
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                          August 1, 2000
----------------------------                            ------------------
Common Stock, $.10 Par Value                            265,175,340 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          June 30, 2000 and December 31, 1999 . . . . . . . . . .       1

       Consolidated Statements of Earnings -
         Three Months Ended June 30, 2000 and 1999
         Six Months Ended June 30, 2000 and 1999. . . . . . . . .       3

       Consolidated Statements of Shareholders' Equity -
         Six Months Ended June 30, 2000 and 1999. . . . . . . . .       5

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999. . . . . . . . .       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended June 30, 2000 and 1999
         Six Months Ended June 30, 2000 and 1999. . . . . . . . .       8

       Notes to Consolidated Financial Statements . . . . . . . .       9

       Review by Independent Certified Public
         Accountants. . . . . . . . . . . . . . . . . . . . . . .      16

       Independent Auditors' Report . . . . . . . . . . . . . . .      17

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .      18

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk. . . . . . . . . . . . . . . . . . . . .      31


Part II.  Other Information:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .      34

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      34



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                   June 30,    December 31,
                                                    2000           1999
                                                 (Unaudited)
                                                 -----------   ------------

ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $20,663 in 2000 and $18,896 in 1999)        $  22,501     $  20,859
    Perpetual debentures (amortized cost,
      $2,519 in 2000 and $2,564 in 1999)              2,148         2,024
    Equity securities (cost, $156 in 2000
      and $137 in 1999)                                 239           215
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $4,074 in
      2000 and $4,280 in 1999)                        4,020         4,389
    Perpetual debentures (fair value, $3,684
      in 2000 and $3,732 in 1999)                     3,766         3,903
  Other investments                                      16            18
  Cash and cash equivalents                             967           616
                                                   --------      --------
    Total investments and cash                       33,657        32,024
 Receivables, primarily premiums                        286           270
 Accrued investment income                              395           369
 Deferred policy acquisition costs                    3,756         3,692
 Property and equipment, at cost less
   accumulated depreciation                             497           509
 Other                                                  203           177
                                                   --------      --------
    Total assets                                  $  38,794     $  37,041
                                                   ========      ========

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)

                                                     June 30,   December 31,
                                                       2000        1999
                                                   (Unaudited)
                                                   -----------   -----------

Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                        $  27,557     $  27,310
      Unpaid policy claims                              1,726         1,618
      Unearned premiums                                   362           361
      Other policyholders' funds                          322           315
                                                     --------      --------
        Total policy liabilities                       29,967        29,604
    Notes payable                                       1,097         1,111
    Income taxes                                        1,705         1,511
    Payables for return of cash collateral
      on loaned securities                                880             -
    Payables for security transactions                    119             3
    Other                                                 865           944
                                                     --------      --------
      Total liabilities                                34,633        33,173
                                                     --------      --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 1,000,000 shares; issued 321,924
      shares in 2000 and 320,349 shares in 1999            32            32
    Additional paid-in capital                            324           310
    Retained earnings                                   3,672         3,356
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains       182           232
      Unrealized gains on investment securities         1,155         1,032
    Treasury stock, at average cost                    (1,204)       (1,094)
                                                     --------      --------
      Total shareholders' equity                        4,161         3,868
                                                     --------      --------
      Total liabilities and shareholders' equity    $  38,794     $  37,041
                                                     ========      ========
      Shareholders' equity per share                $   15.69     $   14.56
                                                     ========      ========

See the accompanying Notes to Consolidated Financial Statements.

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                            Consolidated Statements of Earnings
(In millions, except for share and                          Three Months Ended June 30,         Six Months Ended June 30,
 per-share amounts - Unaudited)                             ----------------------------       ---------------------------
                                                                2000            1999               2000            1999
                                                              --------        --------           --------        --------
Revenues:
  Premiums, principally supplemental health insurance         $  2,054        $  1,706           $  4,073        $  3,434
  Net investment income                                            385             325                761             645
  Realized investment gains (losses)                               (91)             (5)               (94)             (9)
  Other income                                                      10               6                 16               9
                                                               -------         -------            -------         -------
        Total revenues                                           2,358           2,032              4,756           4,079
                                                               -------         -------            -------         -------
Benefits and expenses:
  Benefits and claims                                            1,650           1,380              3,270           2,780
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs               77              64                146             121
    Insurance commissions                                          258             220                513             445
    Insurance expenses                                             193             151                382             293
    Interest expense                                                 5               5                 10               8
    Release of retirement liability                               (101)              -               (101)              -
    Other operating expenses                                        17              15                 33              32
                                                               -------         -------            -------         -------
        Total acquisition and
         operating expenses                                        449             455                983             899
                                                               -------         -------            -------         -------
        Total benefits and expenses                              2,099           1,835              4,253           3,679
                                                               -------         -------            -------         -------
        Earnings before income taxes                               259             197                503             400
                                                               -------         -------            -------         -------
Income tax expense (benefit):
  Operations                                                        57              67                145             141
  Deferred tax benefit from Japanese tax rate reduction              -               -                  -             (67)
                                                               -------         -------            -------         -------
        Total income taxes                                          57              67                145              74
                                                               -------         -------            -------         -------
        Net earnings                                          $    202        $    130           $    358        $    326
                                                               =======         =======            =======         =======

(continued on next page)

                                                                3

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                            Consolidated Statements of Earnings
(In millions, except for share and                          Three Months Ended June 30,         Six Months Ended June 30,
 per-share amounts - Unaudited)                             ----------------------------       ---------------------------
                                                                2000            1999               2000            1999
                                                              --------        --------           --------        --------
Net earnings per share:
  Basic                                                       $    .76        $    .49           $   1.35        $   1.23
  Diluted                                                          .74             .47               1.31            1.18
                                                               =======         =======            =======         =======
Shares used in computing earnings per share (In thousands):
  Basic                                                        265,571         265,818            265,585         265,965
  Diluted                                                      272,431         275,969            272,346         276,368
                                                               =======         =======            =======         =======
Cash dividends per share                                      $   .085        $   .075           $    .16        $    .14
                                                               =======         =======            =======         =======


See the accompanying Notes to Consolidated Financial Statements.





















                                                                4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

(In millions, except for per-share
  amounts - Unaudited)                           Six Months Ended June 30,
                                               ----------------------------
                                                    2000            1999
                                                   ------          ------

Common Stock:
  Balance at beginning and end of period          $    32         $    32
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of year                        310             235
  Exercise of stock options, including
    income tax benefits                                11               9
  Gain on treasury stock reissued                       3               8
                                                   ------          ------
  Balance at end of period                            324             252
                                                   ------          ------
Retained earnings:
  Balance at beginning of year                      3,356           2,862
  Net earnings                                        358             326
  Cash dividends ($.16 per share in 2000
   and $.14 in 1999)                                  (42)            (37)
                                                   ------          ------
  Balance at end of period                          3,672           3,151
                                                   ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                      1,264           1,551
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                        (50)            (12)
  Change in unrealized gains (losses) on
   investment securities during period, net
   of income taxes                                    123            (291)
                                                   ------          ------
   Balance at end of period                         1,337           1,248
                                                   ------          ------
Treasury stock:
  Balance at beginning of year                     (1,094)           (910)
  Purchases of treasury stock                        (133)           (141)
  Cost of shares issued                                23              19
                                                   ------          ------
  Balance at end of period                         (1,204)         (1,032)
                                                   ------          ------
  Total shareholders' equity                      $ 4,161         $ 3,651
                                                   ======          ======


See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     2000        1999
                                                    ------      ------

Cash flows from operating activities:
  Net earnings                                     $   358     $   326
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                   1,359       1,232
    Deferred income taxes                               47         (27)
    Change in income taxes payable                     103        (130)
    Increase in deferred policy
     acquisition costs                                (146)       (133)
    Change in receivables and advance premiums          (6)         (7)
    Realized investment losses                          94           9
    Release of retirement liability                   (101)          -
    Other, net                                         (30)         (2)
                                                    ------      ------
      Net cash provided by operating activities      1,678       1,268
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                   400         718
      Fixed-maturity securities matured                215         164
      Equity securities                                 22          42
    Securities held to maturity:
      Fixed-maturity securities matured                  -           9
    Other investments, net                              (1)          -
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                     (2,559)     (1,588)
      Perpetual debentures                             (21)       (804)
      Equity securities                               (116)        (38)
    Securities held to maturity:
      Fixed-maturity securities                          -         (41)
  Investment in new subsidiary                          (8)          -
  Cash received as collateral on
    loaned securities                                  880           -
  Additions to property and equipment, net             (11)         (9)
                                                    ------      ------
     Net cash used by investing activities         $(1,199)    $(1,547)
                                                    ------      ------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       2000          1999
                                                      ------        ------

Cash flows from financing activities:
  Proceeds from borrowings                           $    15       $   446
  Principal payments under debt obligations                -            (3)
  Dividends paid to shareholders                         (39)          (35)
  Purchases of treasury stock                           (133)         (141)
  Treasury stock reissued                                 19            18
  Other, net                                              10            11
                                                      ------        ------
    Net cash used by financing activities               (128)          296
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                     -           (13)
                                                      ------        ------
    Net change in cash and cash equivalents              351             4

Cash and cash equivalents, beginning of year             616           374
                                                      ------        ------
Cash and cash equivalents, end of period             $   967       $   378
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $    11       $     6
    Income taxes                                          78           254
  Non-cash financing activities:
    Capital lease obligations                              4             4
    Treasury shares issued for:
      Dividends to shareholders                            3             2
      Associates stock bonus plan                          4             7


See the accompanying Notes to Consolidated Financial Statements.

                                       AFLAC INCORPORATED AND SUBSIDIARIES
                                 Consolidated Statements of Comprehensive Income
                                            (In millions - Unaudited)
                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------       ---------------------------
                                                                2000            1999               2000            1999
                                                              --------        --------           --------        --------
Net earnings                                                  $    202        $    130           $    358        $    326
                                                               -------         -------            -------         -------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency translation
      gains (losses) during the period                              (4)             (7)                28              17
  Unrealized gains (losses) on investment securities:
    Unrealized holding gains (losses) arising
      during the period                                           (135)           (358)                97            (453)
    Reclassification adjustment for realized (gains)
      losses included in net earnings                               92               5                 93               9
                                                               -------         -------            -------         -------
        Total other comprehensive income,
          before income taxes                                      (47)           (360)               218            (427)

Income tax expense (benefit) related to items of
  other comprehensive income                                         5            (151)               145            (124)
                                                               -------         -------            -------         -------
        Other comprehensive income (loss), net
          of income taxes                                          (52)           (209)                73            (303)
                                                               -------         -------            -------         -------
        Total comprehensive income (loss)                     $    150        $    (79)          $    431        $     23
                                                               =======         =======            =======         =======

See the accompanying Notes to Consolidated Financial Statements.








                                                                8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the financial position as of June 30, 2000, and the results of operations and statements of comprehensive income for the three and six month periods ended June 30, 2000 and 1999, and statements of cash flows and shareholders' equity for the six months ended June 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations, based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are: deferred policy acquisition costs and liabilities for future policy benefits and unpaid policy claims. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 1999.


2.  Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. Currently, we do not expect a material effect on the results of operations or financial position upon adoption of this standard on January 1, 2001.

3.  Segment Information

     Information regarding components of operations for the three and six months ended June 30 follows:


(In millions)                     Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                    2000      1999         2000      1999
                                  --------  --------     --------  --------
Total revenues:
  AFLAC Japan:
    Earned premiums               $  1,676  $  1,372     $  3,322  $  2,770
    Net investment income              314       262          621       524
    Other income                         6         1            5         1
                                   -------   -------      -------   -------
      Total AFLAC Japan revenues     1,996     1,635        3,948     3,295
                                   -------   -------      -------   -------
  AFLAC U.S.:
    Earned premiums                    377       334          751       664
    Net investment income               68        59          135       117
    Other income                         2         1            2         1
                                   -------   -------      -------   -------
      Total AFLAC U.S. revenues        447       394          888       782
                                   -------   -------      -------   -------
  Other business segments                7         5           13        11
                                   -------   -------      -------   -------
      Total business segments        2,450     2,034        4,849     4,088
  Realized investment
    gains (losses)                     (91)       (5)         (94)       (9)
  Corporate                              7        11           17        17
  Intercompany eliminations             (8)       (8)         (16)      (17)
                                   -------   -------      -------   -------
      Total                       $  2,358  $  2,032     $  4,756  $  4,079
                                   =======   =======      =======   =======
Earnings before income taxes:
  AFLAC Japan                     $    191  $    152     $    379  $    310
  AFLAC U.S.                            71        63          141       126
  Other business segments               (2)       (1)          (2)        -
                                   -------   -------      -------   -------
      Total business segments          260       214          518       436
  Realized investment gains
   (losses)                            (91)       (5)         (94)       (9)
  Release of retirement liability      101         -          101         -
  Interest expense,
   non-insurance operations             (4)       (4)          (8)       (7)
  Corporate                             (7)       (8)         (14)      (20)
                                   -------   -------      -------   -------
      Total                       $    259  $    197     $    503  $    400
                                   =======   =======      =======   =======

    Total assets were as follows:
                                                June 30,      December 31,
 (In millions)                                    2000           1999
                                               ----------     -----------
Total assets:
  AFLAC Japan                                   $  33,941       $  32,274
  AFLAC U.S.                                        4,633           4,448
  Other business segments                              32              34
                                                 --------        --------
    Total business segments                        38,606          36,756
  Corporate                                         5,458           5,213
  Intercompany eliminations                        (5,270)         (4,928)
                                                 --------        --------
  Total                                         $  38,794       $  37,041
                                                 ========        ========


4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%, which increased net earnings for the first six months of 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability as of March 31, 1999. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis of AFLAC Japan's assets and liabilities, reduced by the limitations in the U.S. foreign tax credit provisions.

     The 1999 rate reduction for AFLAC Japan was effective April 1, 1999, for purposes of calculating income tax expense on operating earnings.


5.  Notes Payable

     A summary of notes payable is as follows:
                                                    June 30,   December 31,
 (In millions)                                        2000         1999
                                                   ----------  ------------
1.67% yen-denominated senior notes due April 2009    $   525     $   541
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                            215         222
    Variable interest rate (.39% at June 30, 2000)        30          31
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                            110         114
    Variable interest rate (.34% at June 30, 2000)       134         138
  .34% short term                                         44          45
7.04% unsecured short-term dollar-denominated
  note payable to bank                                    15           -
Obligations under capitalized leases, due
  monthly through 2004, secured by computer
  equipment in Japan                                      24          20
                                                      ------      ------
    Total notes payable                              $ 1,097     $ 1,111
                                                      ======      ======

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, payable semiannually, due April 15, 2009. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have entered into cross currency swaps that have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At June 30, 2000, the outstanding principal was 55.6 billion yen ($527 million using the June 30, 2000 exchange rate), less loan discount of $2 million, for a net payable of $525 million at an interest rate of 1.67%.

     We have a reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. As of
June 30, 2000, the borrowing limit was $250 million.   Under the terms of
the agreement, the borrowing limit reduced to $125 million on July 17, 2000. At June 30, 2000, 22.7 billion yen ($215 million) was outstanding at a fixed interest rate and 3.2 billion yen ($30 million) was outstanding at a variable interest rate under this agreement.

     On July 17, 2000 we made a principal payment in the amount of 12.9 billion yen ($119 million) related to the reducing, revolving credit agreement. We also paid in full (4.6 billion yen, or $44 million) the .34% short-term yen-denominated note payable.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At June 30, 2000,
11.6 billion yen ($110 million) was outstanding at a fixed interest rate and
14.2 billion yen ($134 million) was outstanding at a variable interest rate under this agreement.

     Since these loans are denominated in yen, the principal amount of the loans as stated in dollar terms at any date will fluctuate due to changes in the yen/dollar exchange rate.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings (34.3 billion yen). These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts on a portion of these loans. Under these agreements, we make fixed rate payments at 2.29% on one loan and 1.24% on another loan and receive floating rate payments (.23% at June 30, 2000 plus loan costs of 25 or 20 basis points, respectively) based on the three-month Tokyo Interbank Offered Rate.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               June 30,      December 31,
                                                   2000           1999
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    1,550      $    1,501
   Unamortized unrealized gains on
     securities transferred on October 1,
     1998 to held to maturity                       1,148           1,258
   Less:
     Policy liabilities                               589             840
     Deferred income taxes                            954             887
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    1,155      $    1,032
                                                =========       =========



     The issuers of two debt securities experienced significant credit rating downgrades during the period. During the second quarter of 2000, we sold one security carried in available-for-sale at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security, which was carried in the held-to-maturity category. We have reclassified this security to the available-for-sale category. These losses decreased net earnings by $58 million ($.22 per basic share and $.21 per diluted share) for the three months and six months ended June 30, 2000.


7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At June 30, 2000, and December 31, 1999, we had security loans outstanding in the amounts of $851 million and $2.4 billion at fair value, respectively. We receive cash or other securities as collateral for such loans. At June 30, 2000, we held cash collateral of $880 million for loaned securities in the amount of $851 million. Also at December 31, 1999, we held Japanese government bonds as collateral for loaned securities in the amount of $2.4 billion, at fair value. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% and 100% or more, respectively, of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

For loans involving unrestricted cash collateral, the collateral is recorded as an asset with a corresponding liability for the return of the collateral. For loans involving securities as collateral, the collateral is not recorded as an asset or liability.


8.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:
                                                   2000            1999
 (In thousands of shares)                      ----------      ----------
Common stock - issued:
  Balance at beginning of year                    320,349         317,971
  Exercise of stock options                         1,575           1,295
                                                 --------        --------
  Balance at end of period                        321,924         319,266
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     54,608          52,287
  Purchases of treasury stock:
    Open market                                     3,105           2,550
    Other                                              88             145
  Shares issued to sales associates
   stock bonus plan and AFL Stock Plan               (364)           (407)
  Exercise of stock options                          (724)           (751)
                                                 --------        --------
  Balance at end of period                         56,713          53,824
                                                 --------        --------
Shares outstanding at end of period               265,211         265,442
                                                 ========        ========

     For the six months ended June 30, 2000, there were approximately 937,000 weighted average shares for outstanding stock options that were not included in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during the first six months of 2000.

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

10.  Release of Retirement Liability

     The surviving spouse of the Company's former chairman of the board, John B. Amos, had been receiving lifetime spousal retirement benefits under a shareholder approved employment contract. The benefits were payable at
 .5% of the Company's pretax earnings, for the previous year, as defined in the agreement.

     On May 3, 2000, the former chairman's spouse unexpectedly passed away. The Company had accrued an unfunded liability for projected retirement payments based on a normal life expectancy. The release of the remaining accrued liability increased net earnings by $99 million ($.37 per basic share, $.36 per diluted share) for the three months and six months ended June 30, 2000.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The June 30, 2000 and 1999 financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308



                   INDEPENDENT AUDITORS' REVIEW REPORT


The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 2000, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 27, 2000, we expressed an unqualified opinion on those financial statements.




                                                  KPMG LLP



Atlanta, GA
July 25, 2000

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten, and marketed at worksites through independent agents, with premiums paid by the employee. Our business in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance operations.


RESULTS OF OPERATIONS

     Several significant non-operating items affected our net earnings during 2000 and 1999.

     In the second quarter of 2000, a release of an accrued unfunded liability for projected retirement payments increased net earnings by $99 million ($.37 per basic share, $.36 per diluted share) for the three months and six months ended June 30, 2000. (See Note 10 of the Notes to the Consolidated Financial Statements.)

     Also during the second quarter of 2000, realized investment losses on two debt securities from significant credit downgrades decreased net earnings by $58 million ($.22 per basic share, $.21 per diluted share) for the three months and six months ended June 30, 2000. (See Note 6 of the Notes to the Consolidated Financial Statements.)

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
                                          SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                             (In millions, except for per-share amounts)

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                     -----------------------------------------    -----------------------------------------
                                     Percentage Change        2000      1999      Percentage Change        2000      1999
                                     -----------------      ------------------    -----------------      ------------------
Operating earnings:
  AFLAC Japan. . . . . . . . . . . .          25.7%         $  191    $  152              22.3%          $  379    $  310
  AFLAC U.S. . . . . . . . . . . . .          12.3              71        63              11.9              141       126
  Other business segments. . . . . .                            (2)       (1)                                (2)        -
                                                             -----     -----                              -----     -----
    Total business segments. . . . .          21.7             260       214              18.9              518       436
  Interest expense,
    non-insurance operations . . . .          (1.8)             (4)       (4)            (22.2)              (8)       (7)
  Corporate and eliminations . . . .          22.7              (6)       (9)             26.0              (15)      (20)
                                                             -----     -----                              -----     -----
    Pretax operating earnings. . . .          23.9             250       201              21.1              495       409
  Income taxes . . . . . . . . . . .          24.3              89        71              19.7              175       147
                                                             -----     -----                              -----     -----
    Operating earnings . . . . . . .          23.7             161       130              21.9              320       262
Non-operating items:
  Realized investment gains
    (losses), net of tax . . . . . .                           (58)        -                                (61)       (3)
  Release of retirement liability,
    net of tax . . . . . . . . . . .                            99         -                                 99         -
  Deferred tax benefit from Japanese
    tax rate reduction . . . . . . .                             -         -                                  -        67
                                                             -----     -----                              -----     -----
    Net earnings . . . . . . . . . .          54.8%         $  202    $  130               9.9%          $  358    $  326
                                                             =====     =====                              =====     =====
Operating earnings per basic share .          24.5%         $  .61    $  .49              21.2%          $ 1.20    $  .99
Operating earnings per diluted share          25.5             .59       .47              23.2             1.17       .95
                                                             =====     =====                              =====     =====
Net earnings per basic share . . . .          55.1%         $  .76    $  .49               9.8%          $ 1.35    $ 1.23
Net earnings per diluted share . . .          57.4             .74       .47              11.0             1.31      1.18
                                                             =====     =====                              =====     =====
===========================================================================================================================

                                                                19

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the gain from the release of the retirement accrual in 2000, and the deferred income tax benefit from the Japanese tax rate reduction in 1999. Operating earnings per share referred to in the following discussion are based on the diluted number of average outstanding shares.


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

                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data
                  (For the periods ended June 30, 2000)

                                  Three Months              Six Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes*     Changes     Changes*
                              ---------   ---------    ---------   ---------
Premium income                  20.4%        8.7%        18.6%        8.9%
Net investment income           18.4        10.0         18.0        11.0
Operating revenues              20.3         9.2         18.6         9.4
Total benefits and expenses     19.9         8.3         18.3         8.7
Operating earnings              23.7        17.6         21.9        16.7
Operating earnings per share    25.5        19.1         23.2        17.9
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 106.69 and 121.01 for the three months ended June 30, 2000 and 1999, and 106.91 and 118.80 for the six months ended June 30, 2000 and 1999, respectively. The strengthening of the yen in 2000 increased operating earnings by approximately $.03 per share for the three months ended June 30, 2000, and $.05 per share for the six months ended June 30, 2000. Operating earnings per share increased 25.5% to $.59 for the three-month period ended June 30, 2000, compared with the same period in 1999 and increased 23.2% to $1.17 for the six-month period ended June 30, 2000, compared with the same period in 1999. Operating earnings per share, excluding the effect of foreign currency translation, increased 19.1% for the quarter and 17.9% for the six months ended June 30, 2000.

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


     If the exchange rate as of June 30, 2000, remains constant for the rest of 2000, the cumulative average rate would be approximately 106.21 and the annual diluted operating earnings per share would approximate $2.41, assuming we achieve the high end of our earnings objective.


SHARE REPURCHASE PROGRAM

     During the second quarter, we acquired 1.1 million shares of AFLAC stock, bringing the total number of shares purchased in the first six months to 3.1 million. On May 1, 2000, the board of directors authorized the repurchase of up to an additional 10 million shares. At the end of June, we had approximately 10 million shares available for repurchase.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the six months ended June 30, 2000 and 1999 were 35.4% and 35.9%, respectively. Income tax expense for 1999 included approximately $2 million of additional taxes from an income tax audit in Japan. Excluding that amount, the effective income tax rate on operating earnings for 1999 was 35.4%.

     The 1999 reduction in the statutory tax rate in Japan did not significantly change our combined U.S./Japan effective tax rate as it shifted a portion of our income tax expense from Japan operations to U.S. operations as a result of the U.S. foreign tax credit provisions.

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

                                AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      2000        1999      2000        1999
                                  ------------------    ------------------
Premium income. . . . . . . . .  $ 1,676     $ 1,372   $ 3,322     $ 2,770
Investment income . . . . . . .      314         262       621         524
Other income. . . . . . . . . .        6           1         5           1
                                  ------      ------    ------      ------
  Total revenues. . . . . . . .    1,996       1,635     3,948       3,295
                                  ------      ------    ------      ------
Benefits and claims . . . . . .    1,414       1,172     2,799       2,367
Operating expenses. . . . . . .      391         311       770         618
                                  ------      ------    ------      ------
  Total benefits and expenses .    1,805       1,483     3,569       2,985
                                  ------      ------    ------      ------

    Pretax operating earnings .  $   191     $   152   $   379     $   310
                                  ======      ======    ======      ======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income. . . . . . . .     22.2%       21.5%     19.9%       19.9%
  Investment income . . . . . .     20.0        18.6      18.5        17.2
  Total revenues. . . . . . . .     22.1        21.1      19.8        19.5
  Pretax operating earnings . .     25.7        27.9      22.3        27.0

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income. . . . . . . .      7.7%        8.3%      7.9%        8.0%
  Investment income . . . . . .      5.8         5.5       6.6         5.5
  Total revenues. . . . . . . .      7.6         7.9       7.8         7.6
  Pretax operating earnings . .     10.8        13.6      10.0        14.3

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     70.9%       71.7%     70.9%       71.8%
  Operating expenses. . . . . .     19.5        19.0      19.5        18.8
  Pretax operating earnings . .      9.6         9.3       9.6         9.4

============================================================================

AFLAC JAPAN SALES

     AFLAC Japan's new annualized premium sales in 2000 were strong and exceeded our expectations. New sales in the second quarter rose 5.1% to a record 25.4 billion yen, or $233 million. Comparisons to last year were difficult due to the 30.6% surge we experienced in 1999 second-quarter sales. The year-ago results benefited from additional sales campaigns that were conducted in advance of a premium rate increase. For the first half of 2000, new sales increased 10.6% to 47.7 billion yen, or $441 million. Rider MAX continued to sell very well. During the second quarter, we sold 371,600 of these popular riders to our cancer life policy and 59% of new cancer life insurance customers also purchased Rider MAX. We were also pleased with the sales of our ordinary life products, which accounted for 9.6% of sales during the quarter.

     In addition to strong sales, we are also seeing continued growth of our distribution system in Japan. During the second quarter, we recruited 581 new agencies, bringing the total number of agencies representing AFLAC to more than 8,800 at the end of the quarter. We believe that new agencies will continue to be attracted to AFLAC Japan's high commissions and its superior products, customer service and brand image.

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

     In July 2000, we began offering a new optional commission contract which pays a higher first year commission, but limits renewal commissions to
nine years rather than the life of the contract.    Other changes we have
made to our business recently, including our laptop computer sales aid, new products and aggressive recruiting, are all part of our plan for helping us succeed in a deregulated environment. We recognize that we will face more competition in the future, and we continue to look for ways to improve. At the same time, companies that enter the third sector will find it difficult to compete with us because of our low-cost structure.

     Although Japan's economy remains weak, we continue to believe it is one of the best insurance markets in the world and one of great opportunities for growth. We have set an objective for AFLAC Japan's sales to increase approximately 12% to 15% for the year 2000 compared with 1999.


AFLAC JAPAN INVESTMENTS

     With investment yields remaining at very depressed levels, Japan's investment environment continued to present challenges. During the second quarter, the yield of a composite index of 20-year Japanese government bonds averaged only 2.11%. However, by focusing on other sectors, we purchased yen-denominated securities at an average yield of 3.37% in the quarter. Including dollar-denominated investments, our blended new money yield was

3.56% for the quarter. As of July 14, we had invested or committed to invest approximately 70% of our estimated cash flow for the year 2000 at an average yield of 3.85%, which is significantly greater than our reserving assumptions for new business.

    At the end of the second quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.07%, compared with 5.24% at the end of 1999. The return on average invested assets, net of investment expenses, was 4.83% for the six months, compared with 5.04% a year ago.


AFLAC JAPAN OTHER

     The operating expense ratio has increased slightly due to expenditures for additional marketing programs, including advertising and direct response efforts. The benefit ratio has declined due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                 AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      2000        1999      2000        1999
                                  ------------------    ------------------
Premium income. . . . . . . . .   $  377      $  334    $  751      $  664
Investment income . . . . . . .       68          59       135         117
Other income. . . . . . . . . .        2           1         2           1
                                   -----       -----     -----       -----
  Total revenues. . . . . . . .      447         394       888         782
                                   -----       -----     -----       -----
Benefits and claims . . . . . .      236         208       471         413
Operating expenses. . . . . . .      140         123       276         243
                                   -----       -----     -----       -----
  Total benefits and expenses .      376         331       747         656
                                   -----       -----     -----       -----
    Pretax operating earnings .   $   71      $   63    $  141      $  126
                                   =====       =====     =====       =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income. . . . . . . .     13.0%       14.0%     13.2%       13.9%
  Investment income . . . . . .     14.4        11.2      14.8        12.0
  Total revenues. . . . . . . .     13.3        13.5      13.5        13.4
  Pretax operating earnings . .     12.3        13.8      11.9        12.6
----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     52.8%       52.7%     53.0%       52.7%
  Operating expenses. . . . . .     31.3        31.2      31.1        31.2
  Pretax operating earnings . .     15.9        16.1      15.9        16.1
============================================================================

AFLAC U.S. SALES

     New annualized premium sales rose 28.5% in the second quarter to a record $168 million. For the six months, new sales were up 24.5% to $318 million. Accident/disability insurance was again the dominant contributor to sales, as it has been for the past six years. In addition, accident/disability insurance surpassed our founding product, cancer expense insurance, in the quarter to become our number one product category in terms of premiums in force. We also experienced strong sales contributions from other product lines, including cancer expense insurance. Our payroll life products continued to sell very well, accounting for more than 5% of sales for the first six months of the year. Based on our strong sales for the first half of the year, we have raised our new sales target for 2000 from a 12% to 15% increase to a 17% to 20% increase for the year.

     AFLAC U.S. also experienced strong sales force growth. During the second quarter, the monthly average number of producing sales associates increased 18.1%, to 10,170 agents. We believe the rapid growth in our distribution system and sales demonstrates the effectiveness of our marketing approach and our most recent advertising campaign.

     Technology continues to play an important role at AFLAC U.S. In addition to the continued success of our electronic sales system, SmartApp, we are also pursuing additional technological initiatives. Internet billing provides our small- to medium-sized payroll accounts with access to their own payroll billing in a secured Internet platform. They can complete administrative tasks such as deleting individuals or making address changes online, which are our most requested items. In July 2000, we introduced Internet billing in California. The initial rollout began with the training of more than 500 sales associates and coordinators in that area. We believe that Internet billing will accomplish our goals of improving service while lowering our expenses through technology. Savings from new electronic work processes have allowed us to invest heavily in national advertising, which has benefited our name recognition, recruiting and sales results.


AFLAC U.S. INVESTMENTS

     During the first six months of 2000, available cash flow was invested at an average yield-to-maturity of 8.44% compared with 7.84% during the first half of 1999. The overall return on average invested assets, net of investment expenses, was 7.58% for the first six months of 2000 compared with 7.52% for the first six months of 1999.


AFLAC U.S. OTHER

     Management expects the operating expense ratio, including discretionary television advertising expenses, to remain approximately level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to national television advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has remained relatively stable. The mix of business has shifted toward accident and hospital indemnity policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. Management expects the pretax operating profit margin to be approximately 16% for the full year 2000.


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

     Due to the significance of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2000, was
105.50 yen to one U.S. dollar, 2.9% weaker than the exchange rate of 102.40 as of December 31, 1999. Management estimates that the weaker yen rate decreased reported investments and cash by $857 million, total assets by $971 million, and total liabilities by $955 million compared with the amounts that would have been reported for 2000 if the exchange rate had remained unchanged from year-end 1999.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $1.5 billion on investment securities at June 30, 2000, consisted of $2.8 billion in gross unrealized gains and $1.3 billion in gross unrealized losses.

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

                                June 30,         December 31,
                                  2000               1999
                               -----------       ------------
              AAA                 26.1%              28.0%
              AA                  22.6               24.6
              A                   35.6               33.5
              BBB                 15.3               12.1
              BB                    .4                1.8
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====


     The issuers of two debt securities experienced significant credit rating downgrades during the period. During the second quarter of 2000, we sold one security carried in available-for-sale at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security, which was carried in the held-to-maturity category. We have reclassified this security to the available-for-sale category. These losses decreased net earnings by $58 million ($.22 per basic share and $.21 per diluted share) for the three months and six months ended June 30, 2000.

     Private placement investments accounted for 51.2% and 49.0% of our total debt securities at amortized cost as of June 30, 2000 and December 31, 1999, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to historically conservative standards for credit quality. We require that all private placement issuers have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     The following table shows an analysis of investment securities (at cost or amortized cost):

                                   AFLAC Japan              AFLAC U.S.
                             ----------------------   ----------------------
                              June 30,  December 31,  June 30,  December 31,
(In millions)                  2000        1999         2000       1999
                             ----------------------   ----------------------
Available for sale:
  Fixed-maturity securities   $17,268     $15,491      $ 3,395*    $ 3,405*
  Perpetual debentures          2,345       2,411          174         153
  Equity securities                58          45           98          92
                               ------      ------       ------      ------
   Total available for sale    19,671      17,947        3,667       3,650
                               ------      ------       ------      ------
Held to maturity:
  Fixed-maturity securities     4,020       4,389            -           -
  Perpetual debentures          3,766       3,903            -           -
                               ------      ------       ------      ------
    Total held to maturity      7,786       8,292            -           -
                               ------      ------       ------      ------
      Total                   $27,457     $26,239      $ 3,667     $ 3,650
                               ======      ======       ======      ======

*Includes securities held by the parent company of $116 at June 30, 2000, and $240 at December 31, 1999


POLICY LIABILITIES

     Policy liabilities increased $363 million, or 1.2%, during the first six months of 2000. AFLAC Japan increased $243 million, or .9% (3.9% increase in yen), and AFLAC U.S. increased $120 million, or 5.2%. Changes in policy liabilities were primarily due to the addition of new business, the aging of policies in force, the weaker yen and the effect of the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements). The weaker yen at June 30, 2000, compared with December 31, 1999, decreased reported policy liabilities by $834 million.


DEBT

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount.

     We received net proceeds of $446 million after discount and issue costs. These proceeds were temporarily invested in short-duration securities and are being used primarily to purchase shares of our common stock. The net proceeds may also be used to repay indebtedness or for general corporate purposes. We have entered into cross-currency swaps that had the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At June 30, 2000, the outstanding principal was 55.6 billion yen ($527 million) at an interest rate of 1.67% after the effect of the cross-currency swaps.

     See Note 5 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at June 30, 2000.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 26.7% and 28.1% as of June 30, 2000 and December 31, 1999, respectively. After giving effect to the July 2000 principal payments, the ratio was 23.7%.


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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Supervisory Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $23 million in the first six months of 2000 and $20 million for the same period in 1999. AFLAC Japan repatriated profits in the amount of 17 billion yen ($157 million) to AFLAC U.S. in July 2000. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin significantly exceeds regulatory minimums. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1999.

OTHER

     In July 2000, the board of directors approved a quarterly cash dividend of $.085 per share. The dividend is payable on September 1, 2000, to shareholders of record at the close of business on August 17, 2000.


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

     At June 30, 2000, we had $1.4 billion of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.9 billion based on our portfolio as of June 30, 2000. The effect on yen-denominated debt securities is approximately $2.5 billion and the effect on dollar-denominated debt securities is approximately $386 million.

     We have outstanding interest rate swaps on 34.3 billion yen ($325 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings.

     At June 30, 2000, we also had yen-denominated bank borrowings in the amount of 21.9 billion yen ($208 million) with a variable interest rate of
 .35%. The effect on net earnings in 2000 due to changes in market interest rates was immaterial. For further information on our notes payable, see
Note 5 of the Notes to the Consolidated Financial Statements.

EQUITY PRICE RISK

     Equity securities at June 30, 2000, totaled $239 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.07. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.7%, or $26 million.


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

     We attempt to match yen-denominated assets to yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table on the following page compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                                (June 30, 2000)

                                            90.50      105.50*     120.50
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 20,622    $ 17,690    $ 15,488
     Perpetual debentures                   2,130       1,827       1,599
     Equity securities                         85          73          64
   Securities held to maturity:
     Fixed maturities                       4,686       4,020       3,519
     Perpetual debentures                   4,390       3,766       3,297
   Cash and cash equivalents                1,063         912         799
   Other financial instruments                  6           4           5
                                          -------     -------     -------
       Total                               32,982      28,292      24,771
                                          -------     -------     -------
  Liabilities - notes payable               1,235       1,059         927
                                          -------     -------     -------
  Net yen-denominated financial
   instruments                             31,747      27,233      23,844
Other yen-denominated assets                4,419       3,791       3,319
Other yen-denominated liabilities         (35,553)    (30,498)    (26,703)
                                          -------     -------     -------
       Consolidated yen-denominated
       net assets subject to foreign
       currency fluctuation              $    613    $    526    $    460
                                          =======     =======     =======

* Actual June 30, 2000 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 20.

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

(a)  Exhibits:

      3.0 - Articles of Incorporation - as amended

     12.0 - Statement regarding the computation of ratio of earnings to fixed charges

     27.0 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.



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


Date   August 9, 2000                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer


Date   August 9, 2000                          /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

      3.0 - Articles of Incorporation - as amended

     12.0 - Statement regarding the computation of ratio of earnings to fixed charges

     27.0 - Financial Data Schedule (for SEC use only).