Form 10-Q
period 2000-09-30
AFLAC INC
filed 2000-11-09
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                  For the quarter ended September 30, 2000
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         November 1, 2000
----------------------------                            ------------------
Common Stock, $.10 Par Value                            265,232,935 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          September 30, 2000 and December 31, 1999. . . . . . . .       1

       Consolidated Statements of Earnings -
         Three Months Ended September 30, 2000 and 1999
         Nine Months Ended September 30, 2000 and 1999. . . . . .       3

       Consolidated Statements of Shareholders' Equity -
         Nine Months Ended September 30, 2000 and 1999. . . . . .       5

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999. . . . . .       6

       Consolidated Statements of Comprehensive Income -
         Three Months Ended September 30, 2000 and 1999
         Nine Months Ended September 30, 2000 and 1999. . . . . .       8

       Notes to Consolidated Financial Statements . . . . . . . .       9

       Review by Independent Certified Public Accountants . . . .      15

       Independent Auditors' Report . . . . . . . . . . . . . . .      16

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .      17

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk. . . . . . . . . . . . . . . . . . . . .      30


Part II.  Other Information:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .      33

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      33



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                September 30,  December 31,
                                                    2000           1999
                                                 (Unaudited)
                                                ------------   ------------

ASSETS:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost,
      $20,589 in 2000 and $18,896 in 1999)        $  22,094     $  20,859
    Perpetual debentures (amortized cost,
      $2,473 in 2000 and $2,564 in 1999)              2,062         2,024
    Equity securities (cost, $161 in 2000
      and $137 in 1999)                                 237           215
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value, $3,895 in
      2000 and $4,280 in 1999)                        3,909         4,389
    Perpetual debentures (fair value, $3,502
      in 2000 and $3,732 in 1999)                     3,668         3,903
  Other investments                                      19            18
  Cash and cash equivalents                             808           616
                                                   --------      --------
    Total investments and cash                       32,797        32,024
 Receivables, primarily premiums                        313           270
 Accrued investment income                              341           369
 Deferred policy acquisition costs                    3,758         3,692
 Property and equipment, at cost less
   accumulated depreciation                             491           509
 Other                                                  204           177
                                                   --------      --------
    Total assets                                  $  37,904     $  37,041
                                                   ========      ========

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)

                                                September 30,  December 31,
                                                    2000           1999
                                                 (Unaudited)
                                                ------------   ------------

Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                      $  27,442      $  27,310
      Unpaid policy claims                            1,780          1,618
      Unearned premiums                                 361            361
      Other policyholders' funds                        371            315
                                                   --------       --------
        Total policy liabilities                     29,954         29,604
    Notes payable                                       914          1,111
    Income taxes                                      1,660          1,511
    Payables for return of cash collateral
      on loaned securities                              397              -
    Other                                               875            947
                                                   --------       --------
      Total liabilities                              33,800         33,173
                                                   --------       --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 1,000,000 shares; issued 322,276
      shares in 2000 and 320,349 shares in 1999          32             32
    Additional paid-in capital                          329            310
    Retained earnings                                 3,812          3,356
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains     184            232
      Unrealized gains on investment securities         985          1,032
    Treasury stock, at average cost                  (1,238)        (1,094)
                                                   --------       --------
      Total shareholders' equity                      4,104          3,868
                                                   --------       --------
      Total liabilities and shareholders' equity  $  37,904      $  37,041
                                                   ========       ========
      Shareholders' equity per share              $   15.48      $   14.56
                                                   ========       ========

See the accompanying Notes to Consolidated Financial Statements.

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                            Consolidated Statements of Earnings
                             (In millions, except for share and per-share amounts - Unaudited)
                                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                          -------------------------------    ------------------------------
                                                               2000            1999               2000            1999
                                                             --------        --------           --------        --------
Revenues:
  Premiums, principally supplemental health insurance        $  2,081        $  1,847           $  6,154        $  5,281
  Net investment income                                           392             347              1,153             992
  Realized investment gains (losses)                               (6)             (3)              (100)            (12)
  Other income                                                      8               5                 25              14
                                                              -------         -------            -------         -------
        Total revenues                                          2,475           2,196              7,232           6,275
                                                              -------         -------            -------         -------
Benefits and expenses:
  Benefits and claims                                           1,676           1,498              4,946           4,277
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs              76              62                222             183
    Insurance commissions                                         266             235                780             680
    Insurance expenses                                            183             160                565             453
    Interest expense                                                5               5                 14              13
    Release of retirement liability                                 -               -               (101)              -
    Other operating expenses                                       17              16                 51              50
                                                              -------         -------            -------         -------
        Total acquisition and
         operating expenses                                       547             478              1,531           1,379
                                                              -------         -------            -------         -------
        Total benefits and expenses                             2,223           1,976              6,477           5,656
                                                              -------         -------            -------         -------
        Earnings before income taxes                              252             220                755             619
                                                              -------         -------            -------         -------
Income tax expense (benefit):
  Operations                                                       89              76                234             217
  Deferred tax benefit from Japanese tax rate reduction             -               -                  -             (67)
                                                              -------         -------            -------         -------
        Total income taxes                                         89              76                234             150
                                                              -------         -------            -------         -------
        Net earnings                                         $    163        $    144           $    521        $    469
                                                              =======         =======            =======         =======

(continued on next page)
                                                               3

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                      Consolidated Statements of Earnings (continued)
                            (In millions, except for share and per-share amounts - Unaudited)
                                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                          -------------------------------    ------------------------------
                                                               2000            1999               2000            1999
                                                             --------        --------           --------        --------
Net earnings per share:
  Basic                                                      $    .61        $    .54           $   1.96        $   1.77
  Diluted                                                         .60             .52               1.91            1.70
                                                              =======         =======            =======         =======
Shares used in computing earnings per share (In thousands):
  Basic                                                       265,090         265,540            265,419         265,822
  Diluted                                                     272,196         274,497            272,295         275,743
                                                              =======         =======            =======         =======
Cash dividends per share                                     $   .085        $   .075           $   .245        $   .215
                                                              =======         =======            =======         =======


See the accompanying Notes to Consolidated Financial Statements.




















                                                              4

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             (In millions, except for per-share amounts - Unaudited)

                                            Nine Months Ended September 30,
                                            ------------------------------
                                                 2000            1999
                                                ------          ------

Common Stock:
  Balance at beginning and end of period       $    32         $    32
                                                ------          ------
Additional paid-in capital:
  Balance at beginning of year                     310             235
  Exercise of stock options, including
    income tax benefits                             15              12
  Gain on treasury stock reissued                    4              53
                                                ------          ------
  Balance at end of period                         329             300
                                                ------          ------
Retained earnings:
  Balance at beginning of year                   3,356           2,862
  Net earnings                                     521             469
  Dividends to shareholders ($.245 per
   share in 2000 and $.215 in 1999)                (65)            (57)
                                                ------          ------
  Balance at end of period                       3,812           3,274
                                                ------          ------

Accumulated other comprehensive income:
  Balance at beginning of year                   1,264           1,551
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                     (48)              6
  Change in unrealized gains (losses) on
   investment securities during period,
   net of income taxes                             (47)           (329)
                                                ------          ------
   Balance at end of period                      1,169           1,228
                                                ------          ------
Treasury stock:
  Balance at beginning of year                  (1,094)           (910)
  Purchases of treasury stock                     (176)           (181)
  Cost of shares issued                             32              29
                                                ------          ------
  Balance at end of period                      (1,238)         (1,062)
                                                ------          ------
  Total shareholders' equity                   $ 4,104         $ 3,772
                                                ======          ======


See the accompanying Notes to Consolidated Financial Statements.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2000       1999
                                                    ------     ------

Cash flows from operating activities:
  Net earnings                                     $   521    $   469
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                   2,055      1,900
    Deferred income taxes                               86         (1)
    Change in income taxes payable                     229       (224)
    Increase in deferred policy
     acquisition costs                                (215)      (215)
    Change in receivables and advance premiums         (24)       (10)
    Realized investment losses                         100         12
    Release of retirement liability                   (101)         -
    Other, net                                         (38)       262
                                                    ------     ------
      Net cash provided by operating activities      2,613      2,193
                                                    ------     ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed-maturity securities sold                   572        985
      Fixed-maturity securities matured                301        177
      Equity securities                                 30         67
    Securities held to maturity:
      Fixed-maturity securities matured                  -         18
    Other investments, net                              (3)         -
  Costs of investments acquired:
    Securities available for sale:
      Fixed-maturity securities                     (3,234)    (2,587)
      Perpetual debentures                             (26)      (819)
      Equity securities                                (54)       (61)
    Securities held to maturity:
      Fixed-maturity securities                          -        (42)
  Investment in new subsidiary                          (9)         -
  Cash received as collateral on
    loaned securities                                  397         44
  Additions to property and equipment, net             (14)       (15)
                                                    ------     ------
     Net cash used by investing activities         $(2,040)   $(2,233)
                                                    ------     ------


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                      ------     ------

Cash flows from financing activities:
  Proceeds from borrowings                           $    15    $   446
  Principal payments under debt obligations             (169)       (78)
  Dividends paid to shareholders                         (61)       (53)
  Purchases of treasury stock                           (176)      (181)
  Treasury stock reissued                                 27         30
  Other, net                                              14         10
                                                      ------     ------
    Net cash provided (used)
      by financing activities                           (350)       174
                                                      ------     ------
Effect of exchange rate changes on cash
  and cash equivalents                                   (31)        26
                                                      ------     ------
    Net change in cash and cash equivalents              192        160

Cash and cash equivalents, beginning of year             616        374
                                                      ------     ------
Cash and cash equivalents, end of period             $   808    $   534
                                                      ======     ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest on debt obligations                     $    14    $     9
    Income taxes                                          97        261
  Non-cash financing activities:
    Capital lease obligations                             15          4
    Treasury shares issued for:
      Dividends to shareholders                            4          4
      Associates stock bonus plan                          5         50


See the accompanying Notes to Consolidated Financial Statements.

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                     Consolidated Statements of Comprehensive Income
                                                 (In millions - Unaudited)
                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                            ----------------------------       ----------------------------
                                                                2000            1999               2000            1999
                                                              --------        --------           --------        --------
Net earnings                                                  $    163        $    144           $    521        $    469
                                                               -------         -------            -------         -------
Other comprehensive income, before
 income taxes:
  Foreign currency translation adjustments:
    Change in unrealized foreign currency translation
      gains (losses) during the period                              17            (104)                45             (87)
  Unrealized gains (losses) on investment securities:
    Unrealized holding gains (losses) arising
      during the period                                           (306)             36               (209)           (418)
    Reclassification adjustment for realized (gains)
      losses included in net earnings                                7               3                100              13
                                                               -------         -------            -------         -------
        Total other comprehensive income,
          before income taxes                                     (282)            (65)               (64)           (492)

Income tax expense (benefit) related to items of
  other comprehensive income                                      (114)            (45)                31            (169)
                                                               -------         -------            -------         -------
        Other comprehensive income (loss), net
          of income taxes                                         (168)            (20)               (95)           (323)
                                                               -------         -------            -------         -------
        Total comprehensive income (loss)                     $     (5)       $    124           $    426        $    146
                                                               =======         =======            =======         =======

See the accompanying Notes to Consolidated Financial Statements.








                                                              8

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of September 30, 2000, and the consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows and shareholders' equity for the nine months ended September 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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


2.  Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. According to SFAS No. 133, we will be required to recognize in net earnings the unrealized gains/losses on the interest rate components of our cross currency swaps (see Note 5). If we had adopted SFAS No. 133 on January 1, 2000, we would have recorded a pretax gain of $14 million for the nine months ended September 30, 2000 related to the change in fair value of the interest rate components of these cross currency swaps. We are continuing our review of SFAS No. 133 in anticipation of additional guidance and interpretation of this standard which we will adopt effective January 1, 2001.

3.  Segment Information

     Information regarding components of operations is as follows:


(In millions)                     Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                    2000      1999         2000      1999
                                  --------  --------     --------  --------
Revenues:
  AFLAC Japan:
    Earned premiums               $  1,685  $  1,501     $  5,008  $  4,271
    Net investment income              320       280          940       804
    Other income                         1         2            7         3
                                   -------   -------      -------   -------
      Total AFLAC Japan revenues     2,006     1,783        5,955     5,078
                                   -------   -------      -------   -------
  AFLAC U.S.:
    Earned premiums                    395       346        1,146     1,010
    Net investment income               70        62          205       179
    Other income                         2         1            4         2
                                   -------   -------      -------   -------
      Total AFLAC U.S. revenues        467       409        1,355     1,191
                                   -------   -------      -------   -------
  Other business segments                7         5           20        16
                                   -------   -------      -------   -------
      Total business segments        2,480     2,197        7,330     6,285
  Realized investment
    gains (losses)                      (6)       (3)        (100)      (12)
  Corporate                              7        11           24        28
  Intercompany eliminations             (6)       (9)         (22)      (26)
                                   -------   -------      -------   -------
      Total revenues              $  2,475  $  2,196     $  7,232  $  6,275
                                   =======   =======      =======   =======
Earnings before income taxes:
  AFLAC Japan                     $    195  $    171     $    574  $    481
  AFLAC U.S.                            75        65          216       191
  Other business segments                -        (2)          (2)       (2)
                                   -------   -------      -------   -------
      Total business segments          270       234          788       670
  Realized investment gains
   (losses)                             (6)       (3)        (100)      (12)
  Release of retirement liability        -         -          101         -
  Interest expense,
   non-insurance operations             (4)       (4)         (12)      (10)
  Corporate                             (8)       (7)         (22)      (29)
                                   -------   -------      -------   -------
      Total earnings before
       income taxes               $    252  $    220     $    755  $    619
                                   =======   =======      =======   =======

    Assets were as follows:
                                            September 30,      December 31,
 (In millions)                                  2000               1999
                                            ------------       -----------
Assets:
  AFLAC Japan                                 $  32,917         $  32,274
  AFLAC U.S.                                      4,806             4,448
  Other business segments                            38                34
                                               --------          --------
    Total business segments                      37,761            36,756
  Corporate                                       5,209             5,213
  Intercompany eliminations                      (5,066)           (4,928)
                                               --------          --------
  Total assets                                $  37,904         $  37,041
                                               ========          ========

4.  Japanese Income Taxes

     At the end of March 1999, the Japanese government reduced the Japanese corporate income tax rate from 41.7% to 36.2%, which increased net earnings for the first nine months of 1999 by $67 million ($.25 per basic share, $.24 per diluted share) from the reduction of our consolidated deferred income tax liability as of March 31, 1999. This was the net effect of recalculating Japanese deferred income taxes at the new 36.2% rate on the temporary differences between the financial reporting basis of AFLAC Japan's assets and liabilities, reduced by the limitations in the U.S. foreign tax credit provisions.

     This tax rate reduction was effective April 1, 1999 for AFLAC Japan, for purposes of calculating income tax expense on operating earnings.


5.  Notes Payable

     A summary of notes payable is as follows:
                                                 September 30, December 31,
 (In millions)                                        2000         1999
                                                 ------------  -----------
1.67% yen-denominated senior notes due April 2009    $   513     $   541
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due
   annually through July 2001:
    2.29% fixed interest rate                            105         222
    Variable interest rate (.55% at
      September 30, 2000)                                 15          31
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate                             72         114
    Variable interest rate (.50% at
      September 30, 2000)                                167         138
  Short term (.50% at December 31, 1999)                   -          45
6.89% unsecured short-term dollar-denominated
  note payable to bank (paid in October 2000)             15           -
Obligations under capitalized leases, due
  monthly through 2005, secured by computer
  equipment in Japan                                      27          20
                                                      ------      ------
    Total notes payable                              $   914     $ 1,111
                                                      ======      ======

     In September 2000, we filed a shelf registration statement with the Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale in the United States. On October 25, 2000, we issued in Japan 30 billion yen ($278 million) of Samurai notes with a 1.55% coupon payable semiannually, due October 25, 2005. These notes are redeemable at our option and at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium. We received net proceeds of 29.9 billion yen ($277 million) after issue costs. We temporarily invested the proceeds in short-duration dollar-denominated securities and they will be used to purchase shares of our common stock.

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, payable semiannually, due April 15, 2009. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have entered into cross currency swaps that have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At September 30, 2000, the outstanding principal was 55.6 billion yen ($515 million using the September 30, 2000 exchange rate), less loan discount of $2 million, for a net payable of $513 million at an interest rate of 1.67%.

     We have a reducing, revolving credit agreement that provides for bank
borrowings through July 2001 in either U.S. dollars or Japanese yen.   Under
the terms of the agreement, the borrowing limit reduced to $125 million on July 17, 2000. At September 30, 2000, 11.3 billion yen ($105 million) was outstanding at a fixed interest rate and 1.6 billion yen ($15 million) was outstanding at a variable interest rate under this agreement.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 with a borrowing limit of $250 million, payable in either U.S. dollars or Japanese yen. At September 30, 2000, 7.8 billion yen ($72 million) was outstanding at a fixed interest rate and 18.0 billion yen ($167 million) was outstanding at a variable interest rate under this agreement.

     Since these loans are denominated in yen, the principal amount of the loans as stated in dollar terms at any date will fluctuate due to changes in the yen/dollar exchange rate.

     We have outstanding interest rate swaps on a portion of our variable interest rate yen-denominated borrowings (19.1 billion yen). These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed on a portion of
these loans.   Under these agreements, we make fixed rate payments at 2.29%
on one loan and 1.24% on another loan and receive floating rate payments (.54% at September 30, 2000, plus loan costs of 25 or 20 basis points, respectively) based on three-month Japanese yen LIBOR.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                             September 30,   December 31,
                                                   2000           1999
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    1,170      $    1,501
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                    1,092           1,258
   Less:
     Policy liabilities                               452             840
     Deferred income taxes                            825             887
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $      985      $    1,032
                                                =========       =========


     The issuers of two debt securities held in our portfolio experienced significant credit rating downgrades during the first half of 2000. During the second quarter of 2000, we sold one security carried in available-for-sale at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security, which was carried in the held-to-maturity category. We have reclassified this security to the available-for-sale category. These losses decreased net earnings by $58 million ($.22 per basic share and $.21 per diluted share) for the nine months ended September 30, 2000.


7.  Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. At September 30, 2000, and December 31, 1999, we had security loans outstanding in the amounts of $386 million and $2.4 billion at fair value, respectively. We receive cash or other securities as collateral for such loans. At September 30, 2000, we held cash collateral of $397 million for loaned securities in the amount of $386 million. Also at December 31, 1999, we held Japanese government bonds as collateral for loaned securities in the amount of $2.4 billion at fair value. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% and 100% or more, respectively, of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.

For loans involving unrestricted cash collateral, the collateral is recorded as an asset with a corresponding liability for the return of the collateral. For loans involving securities as collateral, the collateral is not recorded as an asset or liability.


8.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30:
                                                   2000            1999
 (In thousands of shares)                      ----------      ----------
Common stock - issued:
  Balance at beginning of year                    320,349         317,971
  Exercise of stock options                         1,927           1,789
                                                 --------        --------
  Balance at end of period                        322,276         319,760
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                     54,608          52,287
  Purchases of treasury stock:
    Open market                                     3,892           3,394
    Other                                             134             183
  Shares issued to sales associates
   stock bonus plan and AFL Stock Plan               (468)           (609)
  Exercise of stock options                        (1,048)         (1,006)
                                                 --------        --------
  Balance at end of period                         57,118          54,249
                                                 --------        --------
Shares outstanding at end of period               265,158         265,511
                                                 ========        ========

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

     In May 2000, the former chairman's spouse unexpectedly passed away.
The Company had accrued an unfunded liability for projected retirement payments based on a normal life expectancy. The release of the remaining accrued liability increased net earnings by $99 million ($.37 per basic share, $.36 per diluted share) for the nine months ended September 30, 2000.

             REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     The September 30, 2000, and 1999, financial statements included in this filing have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308



                   INDEPENDENT AUDITORS' REVIEW REPORT


The Shareholders and Board of Directors
AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 2000, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2000, and 1999, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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



Atlanta, GA
November 9, 2000

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten, and marketed at worksites through independent agents, with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.


RESULTS OF OPERATIONS

     Several significant non-operating items affected our net earnings during 2000 and 1999.

     In the second quarter of 2000, a release of an accrued unfunded liability for projected retirement payments increased net earnings by $99 million ($.37 per basic share, $.36 per diluted share) for the nine months ended September 30, 2000. (See Note 10 of the Notes to the Consolidated Financial Statements.)

     Also during the second quarter of 2000, we recorded investment losses on two debt securities associated with significant credit downgrades, which decreased net earnings by $58 million ($.22 per basic share, $.21 per diluted share) for the nine months ended September 30, 2000. (See Note 6 of the Notes to the Consolidated Financial Statements.)

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
                                          SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                             (In millions, except for per-share amounts)

                                         Three Months Ended September 30,              Nine Months Ended September 30,
                                     -----------------------------------------    -----------------------------------------
                                     Percentage Change        2000      1999      Percentage Change        2000      1999
                                     -----------------      ------------------    -----------------      ------------------
Operating earnings:
  AFLAC Japan. . . . . . . . . . . .          13.9%         $  195    $  171              19.4%          $  574    $  481
  AFLAC U.S. . . . . . . . . . . . .          15.4              75        65              13.1              216       191
  All other business segments. . . .                             -        (2)                                (2)       (2)
                                                             -----     -----                              -----     -----
    Total business segments. . . . .          15.2             270       234              17.6              788       670
  Interest expense,
    non-insurance operations . . . .           1.0              (4)       (4)            (13.7)             (12)      (10)
  Corporate and eliminations . . . .           6.8              (7)       (7)             20.9              (22)      (28)
                                                             -----     -----                              -----     -----
    Pretax operating earnings. . . .          16.2             259       223              19.4              754       632
  Income taxes . . . . . . . . . . .          12.6              90        80              17.2              265       227
                                                             -----     -----                              -----     -----
    Operating earnings . . . . . . .          18.2             169       143              20.6              489       405
Non-operating items:
  Realized investment gains
    (losses), net of tax . . . . . .                            (6)        1                                (67)       (3)
  Release of retirement liability,
    net of tax . . . . . . . . . . .                             -         -                                 99         -
  Deferred tax benefit from Japanese
    tax rate reduction . . . . . . .                             -         -                                  -        67
                                                             -----     -----                              -----     -----
    Net earnings . . . . . . . . . .          13.5%         $  163    $  144              11.0%          $  521    $  469
                                                             =====     =====                              =====     =====
Operating earnings per basic share .          18.5%         $  .64    $  .54              21.1%          $ 1.84    $ 1.52
Operating earnings per diluted share          19.2             .62       .52              21.8             1.79      1.47
                                                             =====     =====                              =====     =====
Net earnings per basic share . . . .          13.0%         $  .61    $  .54              10.7%          $ 1.96    $ 1.77
Net earnings per diluted share . . .          15.4             .60       .52              12.4             1.91      1.70
                                                             =====     =====                              =====     =====
===========================================================================================================================

                                                              18

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the gain from the release of the retirement accrual in 2000, and the deferred income tax benefit from the Japanese tax rate reduction in 1999. Operating earnings per share amounts referenced in the following discussion are based on the diluted number of average outstanding shares.


FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The following table illustrates the effect of foreign currency translation on our reported results by comparing those results as if foreign currency rates had remained unchanged from the comparable period in the prior year.
                   AFLAC Incorporated and Subsidiaries
      Selected Percentage Changes for Supplemental Consolidated Data
                (For the periods ended September 30, 2000)

                                  Three Months             Nine Months
                                Operating Results        Operating Results
                              ---------------------    ---------------------
                              Including   Excluding    Including   Excluding
                              Currency    Currency     Currency    Currency
                              Changes     Changes*     Changes     Changes*
                              ---------   ---------    ---------   ---------
Premium income                  12.7%        7.7%        16.5%        8.5%
Net investment income           12.9         9.2         16.2        10.4
Operating revenues              12.9         8.1         16.6         8.9
Total benefits and expenses     12.5         7.5         16.3         8.2
Operating earnings              18.2        15.8         20.6        16.4
Operating earnings per
 diluted share                  19.2        17.3         21.8        17.7
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen began to strengthen in relation to the dollar at the end of 1998 after several years of weakening. The average yen-to-dollar exchange rates were 107.65 and 113.68 for the three months ended September 30, 2000 and 1999, and 107.16 and 117.09 for the nine months ended September 30, 2000 and 1999, respectively. The strengthening of the yen in 2000 increased operating earnings by approximately $.01 per share for the three months ended September 30, 2000, and $.06 per share for the nine months ended September 30, 2000. Operating earnings per share increased 19.2% to $.62 for the three-month period ended September 30, 2000, compared with the same period in 1999 and increased 21.8% to $1.79 for the nine-month period ended September 30, 2000, compared with the same period in 1999. Operating earnings per share, excluding the effect of foreign currency translation, increased 17.3% for the quarter and 17.7% for the nine months ended September 30, 2000.

     Our primary financial objective is the growth of operating earnings per share excluding the effect of foreign currency fluctuations. Our objective for 2000 through 2002 is to increase operating earnings per share growth by 15% to 17%, excluding the impact of currency translation.

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


     We believe we will achieve the high end of our earnings objective for the fourth quarter. If we reach that target and the yen averages 107 to 110 to the dollar for the fourth quarter, we would expect operating earnings for the full year to be approximately $2.40 per share.


SHARE REPURCHASE PROGRAM

     During the third quarter, we acquired approximately 787,000 shares of our stock, bringing the total number of shares purchased in the first nine months to 3.9 million. At the end of September 2000, we had available approximately 9.2 million shares authorized by the board of directors for repurchase.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the nine months ended September 30, 2000 and 1999 were 35.2% and 35.9%, respectively. Income tax expense for 1999 included approximately $2 million of additional taxes from an income tax audit in Japan. Excluding that amount, the effective income tax rate on operating earnings for 1999 was 35.4%.

     The 1999 reduction in the statutory tax rate in Japan did not significantly change our combined U.S./Japan effective tax rate as it shifted a portion of our income tax expense from Japan operations to U.S. operations as a result of the U.S. foreign tax credit provisions.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranked second in terms of individual policies in force and 14th in terms of assets according to Financial Services Agency (FSA) data as of March 31, 2000.

     The following table presents a summary of AFLAC Japan's operating results.

                                AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
(In millions)                      2000        1999      2000        1999
                                  ------------------    ------------------
Premium income. . . . . . . . .  $ 1,685     $ 1,501   $ 5,008     $ 4,271
Investment income . . . . . . .      320         280       940         804
Other income. . . . . . . . . .        1           2         7           3
                                  ------      ------    ------      ------
  Total revenues. . . . . . . .    2,006       1,783     5,955       5,078
                                  ------      ------    ------      ------
Benefits and claims . . . . . .    1,428       1,280     4,226       3,648
Operating expenses. . . . . . .      383         332     1,155         949
                                  ------      ------    ------      ------
  Total benefits and expenses .    1,811       1,612     5,381       4,597
                                  ------      ------    ------      ------

    Pretax operating earnings .  $   195     $   171   $   574     $   481
                                  ======      ======    ======      ======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income. . . . . . . .     12.3%       34.6%     17.3%       24.7%
  Investment income . . . . . .     14.0        28.3      17.0        20.8
  Total revenues. . . . . . . .     12.6        33.6      17.3        24.1
  Pretax operating earnings . .     13.9        40.4      19.4        31.5

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income. . . . . . . .      6.1%        9.4%      7.3%        8.5%
  Investment income . . . . . .      8.6         3.7       7.3         4.9
  Total revenues. . . . . . . .      6.5         8.5       7.4         7.9
  Pretax operating earnings . .      9.0        13.1       9.6        13.9

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     71.2%       71.8%     71.0%       71.8%
  Operating expenses. . . . . .     19.1        18.6      19.4        18.7
  Pretax operating earnings . .      9.7         9.6       9.6         9.5

============================================================================

AFLAC JAPAN SALES

     AFLAC Japan's new annualized premium sales in the third quarter rose 21.5% to 24.6 billion yen, or $241 million. Sales were led by Rider MAX, the popular rider to our cancer life coverage. Rider MAX sales were at record levels during the third quarter and accounted for approximately 46% of total sales. Ordinary life insurance sales also showed solid gains, representing 9.8% of sales during the quarter. For the first nine months of 2000, new sales increased 14.1% to 72.3 billion yen, or $682 million.

     In addition to strong sales, we are also seeing continued growth of our distribution system in Japan. During the third quarter, we recruited 500 new agencies, bringing the total number of agencies representing AFLAC to approximately 9,000 at the end of September. We believe that new agencies will continue to be attracted to AFLAC Japan's high commissions and its superior products, customer service and brand image.

     In 2001, Japan's insurance market will further deregulate. As a result, we expect competition to increase. We also expect increased opportunities for AFLAC Japan.

     In preparation for deregulation, AFLAC Japan and Dai-ichi Mutual Life Insurance Company (Dai-ichi Life) agreed to a major marketing alliance that anticipates the sale of each company's products through their respective distribution systems. The initial focus will be the sale of AFLAC Japan's supplemental insurance products through Dai-ichi Life's sales force of 50,000 people. These sales are expected to commence in the first half of 2001, pending approval by regulatory authorities. In addition, the companies will use their expertise to develop new products and sales methods. The alliance will also explore the opportunities for shared know-how in the areas of information technology and customer service.

     To further prepare for deregulation, we will continue building on our competitive strengths. To that end, we plan on improving the products we offer and introducing new ones. We will continue to expand our distribution system through the addition of new agencies as well as alternative sales channels like the Internet. And we will also invest in new technologies to maintain our cost and service advantages and aggressively promote our brand through advertising.

     In July 2000, we began offering a new optional commission contract which pays a higher first year commission, but limits renewal commissions to nine years rather than the life of the contract. Other changes we have made to our business recently, including our laptop computer sales aid, new products and aggressive recruiting, are all part of our plan for competing in a deregulated environment. We recognize that we will face more competition in the future, and we continue to look for ways to improve. At the same time, companies will find it difficult to compete with us because of our low-cost structure.

     Although Japan's economy remains weak, we continue to believe it is one of the best insurance markets in the world and one of great opportunities for growth. Our objective is for AFLAC Japan's sales to increase approximately 15% for the years 2000 and 2001.

AFLAC JAPAN INVESTMENTS

     Despite a modest rise in Japanese interest rates in August, investment yields remained at very low levels during the third quarter. For example, the yield of a composite index of 20-year Japanese government bonds averaged 2.28% during the third quarter, up from an average of 2.11% in the second quarter. AFLAC Japan invested in sectors other than government bonds and thereby purchased yen-denominated securities at an average yield of 3.38% in the quarter. Including dollar-denominated investments, the blended new money yield was 3.75% for the quarter.

    At the end of the third quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.06%, compared with 5.21% a year ago. The return on average invested assets, net of investment expenses, was 4.83% for the nine months, compared with 5.02% a year ago.


AFLAC JAPAN OTHER

     The operating expense ratio has increased slightly due to expenditures for additional marketing programs, including advertising and direct response efforts. The benefit ratio has declined due to the mix of business shifting to newer products that have a lower loss ratio than the traditional cancer life insurance.

     In July 2000, we initiated an internal compliance review to determine the extent to which inappropriate premium discounts, if any, may have been given to customers, and to put in place any corrective measures necessary to ensure full regulatory compliance in the future. We also informed the FSA at the time the review was initiated. At this time the review has not been completed and we cannot speculate about any actions the FSA might take. However, we believe the outcome of our voluntary review and response by the FSA will not have an adverse material impact on our operations or financial condition.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                 AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
(In millions)                      2000        1999      2000        1999
                                  ------------------    ------------------
Premium income. . . . . . . . .   $  395      $  346    $1,146      $1,010
Investment income . . . . . . .       70          62       205         179
Other income. . . . . . . . . .        2           1         4           2
                                   -----       -----     -----       -----
  Total revenues. . . . . . . .      467         409     1,355       1,191
                                   -----       -----     -----       -----
Benefits and claims . . . . . .      248         218       719         630
Operating expenses. . . . . . .      144         126       420         370
                                   -----       -----     -----       -----
  Total benefits and expenses .      392         344     1,139       1,000
                                   -----       -----     -----       -----
    Pretax operating earnings .   $   75      $   65    $  216      $  191
                                   =====       =====     =====       =====
----------------------------------------------------------------------------
Percentage increases
 over previous period:
  Premium income. . . . . . . .     14.2%       13.7%     13.5%       13.9%
  Investment income . . . . . .     13.5        12.6      14.4        12.2
  Total revenues. . . . . . . .     14.3        13.4      13.8        13.4
  Pretax operating earnings . .     15.4        10.6      13.1        11.9
----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     53.1%       53.2%     53.1%       52.9%
  Operating expenses. . . . . .     30.9        30.9      31.0        31.1
  Pretax operating earnings . .     16.0        15.9      15.9        16.0
============================================================================

AFLAC U.S. SALES

    New annualized premium sales rose 30.4% in the third quarter to a record $174 million. For the nine months, new sales were up 26.5% to $492 million. Accident/disability insurance again led our sales for the quarter, accounting for more than 54% of total sales. However, we also produced strong results for other products including our founding product, cancer expense insurance. AFLAC's payroll life products continued to sell well, accounting for more than 5% of sales for the first nine months of the year. We are also pleased with the initial reception to recently introduced products such as dental insurance and specified event coverage. We believe AFLAC U.S. will achieve or exceed our upwardly revised sales objective of 20% growth in new sales for the full year 2000.

     AFLAC U.S. continued to rapidly expand its sales force. During the third quarter, the number of producing sales associates on a monthly average basis increased 24.7%, compared with the three months ended September 30, 1999, to more than 11,000 agents. We believe the expansion of our distribution system has benefited from our current advertising campaign, which has dramatically increased awareness of AFLAC and its products.

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

AFLAC U.S. INVESTMENTS

     During the first nine months of 2000, available cash flow was invested at an average yield-to-maturity of 8.31% compared with 7.88% during the first nine months of 1999. The overall return on average invested assets, net of investment expenses, was 7.60% for the first nine months of 2000 compared with 7.50% for the first nine months of 1999.

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


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instruments. According to SFAS No. 133, we will be required to recognize in net earnings the unrealized gains/losses on the interest rate components of our cross currency swaps (see Note 5). However, we will exclude gains and losses on derivative instruments, as well as realized investment gains and losses from operating earnings. If we had adopted SFAS No. 133 on January 1, 2000, we would have recorded a pretax gain of $14 million for the nine months ended September 30, 2000 related to the change in fair value of the interest rate components of these cross currency swaps. We are continuing our review of SFAS No. 133 in anticipation of additional guidance and interpretation of this standard which we will adopt effective January 1, 2001.

ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 1999, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow and primarily consist of investment grade securities.

     Due to the substantial amounts of yen-denominated items in the balance sheet, changes in the yen/dollar exchange rate can have a significant effect on our financial statements. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2000, was 108.00 yen to one U.S. dollar, 5.2% weaker than the exchange rate of
102.40 as of December 31, 1999. Management estimates that the weaker yen rate decreased reported investments and cash by $1.5 billion, total assets by $1.7 billion, and total liabilities by $1.7 billion compared with the amounts that would have been reported for 2000 if the exchange rate had remained unchanged from year-end 1999.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $991 million on investment securities at September 30, 2000, consisted of $2.5 billion in gross unrealized gains and $1.5 billion in gross unrealized losses.

     AFLAC invests primarily within the Japanese, U.S. and Euroyen debt securities markets. We require that all securities have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of our debt securities, at amortized cost, were as follows:

                              September 30,      December 31,
                                  2000               1999
                              ------------       ------------
              AAA                 25.6%              28.0%
              AA                  22.8               24.6
              A                   36.0               33.5
              BBB                 15.2               12.1
              BB                    .4                1.8
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====

     The issuers of two debt securities experienced significant credit rating downgrades during the first half of 2000. During the second quarter of 2000, we sold one security carried in available-for-sale at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security, which was carried in the held-to-maturity category. We have reclassified this security to the available-for-sale category. These losses decreased net earnings by $58 million ($.22 per basic share and $.21 per diluted share) for the nine months ended September 30, 2000.

     Private placement investments accounted for 51.1% and 49.0% of our total debt securities at amortized cost as of September 30, 2000 and December 31, 1999, respectively. AFLAC Japan has made investments in the private placement market to secure higher yields than those available from Japanese government bonds. Most of AFLAC's private placements are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     The following table shows an analysis of investment securities (at cost or amortized cost):

                              AFLAC Japan                 AFLAC U.S.
                      -------------------------   -------------------------
                      September 30, December 31,  September 30, December 31,
(In millions)             2000         1999           2000         1999
                      -------------------------   -------------------------
Available for sale:
  Fixed-maturity
    securities          $17,184      $15,491        $ 3,405*     $ 3,405*
  Perpetual debentures    2,299        2,411            174          153
  Equity securities          60           45            101           92
                         ------       ------         ------       ------
   Total available
     for sale            19,543       17,947          3,680        3,650
                         ------       ------         ------       ------
Held to maturity:
  Fixed-maturity
    securities            3,909        4,389              -            -
  Perpetual debentures    3,668        3,903              -            -
                         ------       ------         ------       ------
    Total held to
      maturity            7,577        8,292              -            -
                         ------       ------         ------       ------
      Total             $27,120      $26,239        $ 3,680      $ 3,650
                         ======       ======         ======       ======

*Includes securities held by the parent company of $69 at September 30, 2000, and $240 at December 31, 1999


POLICY LIABILITIES

     Policy liabilities increased $350 million, or 1.2%, during the first nine months of 2000. AFLAC Japan increased $166 million, or .6% (6.1% increase in yen), and AFLAC U.S. increased $184 million, or 8.0%. Changes in policy liabilities were primarily due to the addition of new business, the aging of policies in force, the weaker yen and the effect of the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements). The weaker yen at September 30, 2000, compared with December 31, 1999, decreased reported policy liabilities by $1.5 billion.

DEBT

     In September 2000, we filed a shelf registration statement with the Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale in the United States. On October 25, 2000, we issued in Japan 30 billion yen ($278 million) of Samurai notes with a 1.55% coupon payable semiannually, due October 25, 2005. These notes are redeemable at our option and at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium. We received net proceeds of 29.9 billion yen ($277 million) after issue costs. We temporarily invested the proceeds in short-duration dollar-denominated securities and they will be used to purchase shares of our common stock.

     In April 1999, we issued $450 million of senior notes with a 6.50% coupon, paid semiannually, due April 15, 2009. The notes are redeemable at our option and at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount.

     We received net proceeds of $446 million after discount and issue costs. These proceeds have been temporarily invested in short-duration securities and are being used primarily to purchase shares of our common stock. The net proceeds may also be used to repay indebtedness or for general corporate purposes. We entered into cross-currency swaps that had the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. At September 30, 2000, the outstanding principal was 55.6 billion yen ($515 million) at an interest rate of 1.67% after the effect of the cross-currency swaps.

     See Note 5 of the Notes to the Consolidated Financial Statements for information on other debt outstanding at September 30, 2000.

     Our ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 22.7% and 28.1% as of September 30, 2000 and December 31, 1999, respectively. If we include the Samurai debt issued in October 2000, the ratio would have been 27.6% at September 30, 2000.


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

     In October 2000, two Japanese life insurance companies, Chiyoda Mutual Life Insurance Company and Kyoei Life Insurance Company, filed an application with the court for protection under a special reorganization law for financial institutions. At this time, we do not expect additional assessments from the policyholder protection fund.


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

     The achievement of continued long-term growth will require growth in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. In October 2000, we received $277 million from the issuance of Samurai notes in Japan. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion and the funding of our share repurchase program.

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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees, and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were $189 million in the first nine months of 2000 and $272 million for the same period in 1999. AFLAC Japan repatriated profits in the amount of 17 billion yen ($157 million) to AFLAC U.S. in July 2000. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin significantly exceeds regulatory minimums.
For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 1999.


OTHER

     The board of directors approved a quarterly cash dividend of $.085 per share. The dividend is payable on December 1, 2000, to shareholders of record at the close of business on November 16, 2000.


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

     At September 30, 2000, we had $915 million of net unrealized gains on debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.8 billion based on our portfolio as of September 30, 2000. The effect on yen-denominated debt securities is approximately $2.4 billion and the effect on dollar-denominated debt securities is approximately $396 million.

     We have outstanding interest rate swaps on 19.1 billion yen ($177 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on our borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings.

     At September 30, 2000, we also had yen-denominated bank borrowings in the amount of 19.6 billion yen ($182 million) with a variable interest rate of .50%. The effect on net earnings in 2000 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 5 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at September 30, 2000, totaled $237 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is .99. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.9%, or $23 million.


CURRENCY RISK

     Most of AFLAC Japan's investments and cash are denominated in yen. When yen-denominated financial instruments mature or are sold, the proceeds are generally reinvested in yen-denominated securities and are held to fund yen-denominated policy obligations rather than converted into dollars.

     In addition to the yen-denominated financial instruments held by AFLAC Japan, AFLAC Incorporated has yen-denominated bank borrowings and notes payable that have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these borrowings are reported in accumulated other comprehensive income.

     AFLAC Incorporated has cross currency swaps on its $450 million senior notes. We have entered into cross currency swaps to convert the dollar-denominated principal and interest into yen-denominated obligations. These swaps have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these swaps are reported in accumulated other comprehensive income. For information regarding future changes, see Financial Accounting Standards Board Statements on page 25.

     We attempt to match yen-denominated assets to yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                              (September 30, 2000)

                                            93.00      108.00*     123.00
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 19,961    $ 17,188    $ 15,092
     Perpetual debentures                   2,010       1,731       1,520
     Equity securities                         79          68          60
   Securities held to maturity:
     Fixed maturities                       4,539       3,909       3,432
     Perpetual debentures                   4,260       3,668       3,221
   Cash and cash equivalents                  837         721         633
   Other financial instruments                  7           6           5
                                          -------     -------     -------
       Total                               31,693      27,291      23,963
                                          -------     -------     -------
  Liabilities - notes payable               1,044         899         789
                                          -------     -------     -------
  Net yen-denominated financial
   instruments                             30,649      26,392      23,174
Other yen-denominated assets                4,324       3,723       3,269
Other yen-denominated liabilities         (34,530)    (29,733)    (26,108)
                                          -------     -------     -------
       Consolidated yen-denominated
       net assets subject to foreign
       currency fluctuation              $    443    $    382    $    335
                                          =======     =======     =======

 *Actual September 30, 2000 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 19.

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

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws or accounting requirements, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates, and fluctuations in foreign currency exchange rates.

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

(b)  Reports on Form 8-K:

     We filed a Form 8-K on September 19, 2000 regarding our issuance of Samurai notes in Japan.

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


Date   November 9, 2000                          /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              Executive Vice President;
                                                   Treasurer and
                                               Chief Financial Officer


Date   November 9, 2000                          /s/ NORMAN P. FOSTER
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



















































35