Form 10-K
period 2000-12-31
AFLAC INC
filed 2001-03-28
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000       Commission file no. 1-7434


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
                                                    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          --------

The number of shares of the registrant's Common Stock outstanding at March 16, 2001, with $.10 par value, was 528,367,118. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was $13,975,988,096.

                   DOCUMENTS INCORPORATED BY REFERENCE


PART I         Item 1         Exhibit 13 - pages 13-5 to 13-27 (Management's
                               Discussion and Analysis of Financial
                               Condition and Results of Operations (MD&A)), pages 13-40 to 13-53 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-65 to 13-66
                               (Note 9 of the Notes to the Consolidated
                               Financial Statements).  The applicable
                               portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000, are included as Exhibit 13


               Item 2         Exhibit 13 - page 13-71 (Note 12 of the Notes
                               to the Consolidated Financial Statements)


PART II        Item 5         Exhibit 13 - pages 13-1, 13-2 and 13-65
                               (Note 9 of the Notes to the Consolidated
                               Financial Statements)


               Item 6         Exhibit 13 - pages 13-3 and 13-4


               Item 7         Exhibit 13 - pages 13-5 to 13-27


               Item 7A        Exhibit 13 - pages 13-7 to 13-8 and
                                13-16 to 13-19


               Item 8         Exhibit 13 - pages 13-28 to 13-74



PART III       Item 10        Incorporated by reference from the
                               definitive Proxy Statement for the Annual
                               Meeting of Shareholders to be held May 7, 2001 (the Proxy Statement)


               Item 11        Incorporated by reference from the Proxy
                               Statement


               Item 12        Incorporated by reference from the Proxy
                               Statement


               Item 13        Incorporated by reference from the Proxy
                               Statement

                            AFLAC Incorporated
                        Annual Report on Form 10-K
                   For the Year Ended December 31, 2000


                             Table of Contents
                                                                      Page
                                                                     ------
PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .     I-1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .     I-18

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     I-18

Item 4.   Submission of Matters to a Vote of Security Holders. . .     I-19

Item 4A.  Executive Officers of the Company. . . . . . . . . . . .     I-19


PART II

Item 5.   Market for Company's Common Equity and Related
            Shareholder Matters. . . . . . . . . . . . . . . . . .    II-1

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .    II-1

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .    II-1

Item 7A.  Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .    II-1

Item 8.   Financial Statements and Supplementary Data. . . . . . .    II-1

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .    II-1


PART III

Item 10.  Directors and Executive Officers of the Company. . . . .   III-1

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .   III-1

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .   III-1

Item 13.  Certain Relationships and Related Transactions . . . . .   III-1


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    IV-1

                                   PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated was incorporated in 1973 under the laws of the state of Georgia. AFLAC Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered primarily through its subsidiary, American Family Life Assurance Company of Columbus (AFLAC). Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

      We are authorized to conduct insurance business in all 50 states, the District of Columbia and several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 81% of the company's total revenues for both 2000 and 1999, and 80% in 1998, and 86% and 87% of total assets at December 31, 2000 and 1999, respectively.

     We believe AFLAC is the world's leading writer of cancer expense insurance. We continue to diversify our product offerings to include other types of supplemental health products in both the United States and Japan. AFLAC Japan, in addition to cancer plans, also sells care plans, supplemental general medical expense plans, medical/sickness riders to our cancer plan, and a living benefit life plan. AFLAC U.S. also sells other types of supplemental health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and dental plans. We also offer several life insurance plans in the United States and Japan.

     For financial information relating to our foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-27 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-40 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     On February 13, 2001, the board of directors declared a two-for-one stock split to shareholders of record at the close of business on February 27, 2001. Share and per-share amounts have been adjusted to reflect the split distributed on March 16, 2001.

     Several significant nonoperating items affected our net earnings during the three-year period ended December 31, 2000.

     In the second quarter of 2000, the release of an accrued unfunded liability for projected retirement payments increased pretax earnings by $101 million ($99 million after taxes, or $.19 per basic share and $.18 per diluted share). (See Exhibit 13, page 13-67, Note 10 of the Notes to the Consolidated Financial Statements.)

     During the second quarter of 2000, we sold one security reported as available for sale at a pretax loss of $34 million. We also recorded a pretax impairment loss of $57 million on another security, which was carried in the held-to-maturity category. These losses are included in realized investment gains and losses. The combined effect of these losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the year ended December 31, 2000.

     In both 1998 and 1999, Japan enacted corporate income tax rate reductions. The statutory tax rate for AFLAC Japan declined from 45.3% to 41.7% in 1998 and from 41.7% to 36.2% in 1999. These tax rate declines caused reductions in our deferred income tax liability. The deferred tax effect for the 1998 tax reduction was recognized in the first quarter of 1998, increasing net earnings by $121 million ($.23 per basic share and $.22 per diluted share). The deferred tax effect for the 1999 tax reduction was recognized in the first quarter of 1999, increasing net earnings by $67 million ($.13 per basic share and $.12 per diluted share). For additional information on the income tax reductions, see Exhibit 13, page 13-59, Note 7 of the Notes to the Consolidated Financial Statements.

      Another factor affecting net earnings was the policyholder protection system established by the Japanese government during the first quarter of 1998. The pretax charge for our obligation to the protection fund in 1998 was $111 million ($65 million after taxes, or $.12 per basic and diluted share). In 1999, the Japanese government and the life insurance industry agreed to legislation that increased the life insurance industry's legal obligation to the fund. Our share of the industry's obligation was recognized in the fourth quarter of 1999 and decreased pretax earnings by $64 million ($41 million after taxes, or $.08 per basic share and $.07 per diluted share). For further information regarding the policyholder protection fund, see Exhibit 13, page 13-40, Note 2 of the Notes to the Consolidated Financial Statements.

     Operating earnings exclude realized investment gains/losses, the gain from the release of the retirement accrual in 2000, the deferred income tax benefits from the Japanese income tax rate reductions, and the charges for the policyholder protection fund. Operating earnings per share amounts referenced are based on the diluted number of average outstanding shares.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The yen strengthened in relation to the dollar during 1999 and 2000 after several years of weakening. The average yen/dollar exchange rates were 107.83 in 2000, 113.96 in 1999 and 130.89 in 1998. The stronger yen in
2000 and 1999 increased operating earnings per share by $.02 in 2000 compared with 1999 and by $.06 per share in 1999 compared with 1998. The weaker yen in 1998 lowered operating earnings per share by $.02 in 1998 compared with 1997. Reported operating earnings per share increased 20.0% to $1.20 in 2000, 28.2% to $1.00 in 1999 and 18.2% to $.78 in 1998.

     Our primary financial objective is the growth of operating earnings per share excluding the effect of foreign currency fluctuations. Our goal for 2000 was 17% growth, which we exceeded. Excluding the effect of currency fluctuations, operating earnings per share increased 18.0% in 2000 compared with 1999, 20.5% in 1999 compared with 1998, and 21.2% in 1998 compared with 1997.

     For further information regarding the impact of currency fluctuations on our business, see Exhibit 13, pages 13-7 to 13-8 (Foreign Currency Translation section of Management's Discussion and Analysis).

     Insurance premiums and investment income from insurance operations are the major sources of revenues. Our consolidated premium income was $8.2 billion in 2000, $7.3 billion in 1999 and $5.9 billion in 1998. For further information on our consolidated premiums earned by business segment, see
Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-40, incorporated herein by reference.

     The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business for the years ended December 31:

 (In millions)                          2000          1999          1998
                                      --------      --------      --------
Annualized premiums in force,
  at beginning of year                $  8,395      $  6,931      $  5,811
    Policies sold including
      policy conversions                 1,633         1,320         1,061
    Change in unprocessed
      policies                            (179)           21           (24)
    Lapses and surrenders                 (831)         (684)         (552)
    Other                                   49            34            23
    Foreign currency translation
      adjustment                          (753)          773           612
                                       -------       -------       -------
Annualized premiums in force,
  at end of year                      $  8,314      $  8,395      $  6,931
                                       =======       =======       =======


INVESTMENTS AND INVESTMENT RESULTS

     The following table shows an analysis of investment securities (at cost or amortized cost) at December 31:

                                        AFLAC Japan           AFLAC U.S.
(In millions)                          2000      1999       2000      1999
                                     -----------------    -----------------
Securities available for sale:
  Fixed maturities                   $16,757   $15,491    $ 3,648*  $ 3,405*
  Perpetual debentures                 2,173     2,411        174       153
  Equity securities                       64        45         97        92
                                      ------    ------     ------    ------
    Total available for sale          18,994    17,947      3,919     3,650
                                      ------    ------     ------    ------
Securities held to maturity:
  Fixed maturities                     3,645     4,389          -         -
  Perpetual debentures                 3,442     3,903          -         -
                                      ------    ------     ------    ------
    Total held to maturity             7,087     8,292          -         -
                                      ------    ------     ------    ------
      Total investment securities    $26,081   $26,239    $ 3,919   $ 3,650
                                      ======    ======     ======    ======

*Includes securities held by the parent company of $262 in 2000 and $240 in 1999.

     Net investment income was $1.6 billion in 2000, $1.4 billion in 1999 and $1.1 billion in 1998.

     AFLAC invests primarily within the Japanese, U.S. and Euroyen debt securities markets. We are exposed to credit risk in our investment activity. Credit risk is a consequence of extending credit and/or carrying investment positions. We require all securities to have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners. Most of AFLAC's private placement issues are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event risk covenants are required.

     Private placement investments held by AFLAC Japan at amortized cost accounted for $14.3 billion, or 48.0%, and $13.6 billion, or 45.8%, of total debt securities at December 31, 2000 and 1999, respectively. Of the total private placements, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $4.8 billion and $4.9 billion at amortized cost as of December 31, 2000 and 1999, respectively.

     In recent years we have purchased subordinated perpetual debenture securities issued primarily by European and Japanese banks. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the issue-date fixed-rate interest coupons subsequently increase to a market-interest rate plus 150 to 300 basis points and change to a variable-interest rate basis, generally by the 25th year after issuance, thereby creating an economic maturity date.

     The issuers of two debt securities held in our investment portfolio experienced significant credit rating downgrades during the first half of 2000. During the second quarter of 2000, we sold one security carried in the available-for-sale category at a pretax loss of $34 million. We recorded a pretax impairment loss of $57 million on the other security, which was carried in the held-to-maturity category. We also reclassified this security to the available-for-sale category. These losses, which were included in realized investment losses, decreased net earnings by $58 million ($.11 per basic and diluted share) for the year ended December 31, 2000.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-11 and 13-14 to 13-26 (discussions relating to investments, balance sheet and cash flow) and pages 13-45 to 13-55 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


INVESTMENTS - JAPAN

     AFLAC Japan had approximately 357.3 billion yen ($3.1 billion) available for investment in 2000. Of this amount, 95.1% was invested in yen-denominated securities at an average yield of 3.57%. We invested 91.0% in longer-dated securities at an average rate of 3.64%. Our longer-dated investments include purchases of reverse dual-currency bonds (yen principal securities that pay a dollar coupon) at an average yield of 4.80%. An additional 4.1% was invested in yen-denominated securities of various other sectors. Dollar-denominated securities accounted for the remaining 4.9% of the purchases in 2000 at an average yield to maturity of 7.88%.

     The following is the composition of total investments and cash (at cost or amortized cost) for AFLAC Japan as of December 31:

                                         2000               1999
                                       --------           --------
Debt securities:
  Government and guaranteed              27.8%              28.8%
  Municipalities                          2.6                3.5
  Public utilities                       15.9               15.0
  Banks/financial institutions           39.0               38.8
  Other corporate                        12.6               11.5
Equity securities                          .2                 .2
Cash and cash equivalents                 1.9                2.2
                                       ------             ------
                                        100.0%             100.0%
                                       ======             ======


     We use specific criteria to judge the credit quality and liquidity of our investments and a variety of credit rating services to monitor these criteria. Applying those various credit ratings to a standardized rating system based on the categories of a nationally recognized rating service, the percentages of AFLAC Japan's debt securities, at amortized cost, as of December 31 were as follows:

                                         2000               1999
                                        ------             ------
            AAA                          26.6%              30.2%
            AA                           22.7               24.9
            A                            34.6               30.5
            BBB                          15.5               12.4
            BB                             .6                2.0
                                        -----              -----
                                        100.0%             100.0%
                                        =====              =====


     Japan's life insurance industry has contended with low investment yields for the last several years. Despite a series of premium rate increases designed to help offset the effect of lower yields, four Japanese life insurance companies have been declared insolvent since 1997 and two more applied for court protection or assistance in 2000. As a result, more attention has been paid to the composition of the life insurance industry's assets. Our asset allocation is much different than the industry as a whole and, we believe, is better suited to a low interest rate environment. Based on March 31, 2000, Japanese Financial Services Agency (FSA) data, AFLAC had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen. AFLAC earned this distinction while maintaining an investment portfolio in which 99.4% of the securities are investment grade.

     Our investments in the Japanese equity and investment real estate markets continued to be immaterial in 2000.

INVESTMENTS - U.S.

     Profits repatriated from AFLAC Japan to AFLAC U.S. totaled $157 million in 2000, compared with $243 million in 1999 and $154 million in 1998. Including profit repatriation and bond swaps, AFLAC U.S. invested $904 million in 2000. Of that amount, approximately 19.2% was invested in U.S. government or agency securities at an average yield of 7.59%, and 77.5% was invested in corporate fixed-maturity securities at 7.95%. The remaining 3.3% was invested in equities.

     The following is the composition of total investments and cash (at cost or amortized cost) for AFLAC U.S. as of December 31:

                                         2000               1999
                                       --------           --------
Debt securities:
  U.S. Government                         3.3%               3.7%
  Municipalities                           .5                 .5
  Mortgage-backed securities              8.8                3.0
  Public utilities                        6.0                5.0
  Sovereign and supranational             2.4                4.4
  Banks/financial institutions           42.6               44.5
  Other corporate                        32.9               35.7
Equity securities                         2.4                2.5
Cash and cash equivalents                 1.1                 .7
                                       ------             ------
                                        100.0%             100.0%
                                       ======             ======


     AFLAC U.S. debt securities, at amortized cost, as of December 31 were rated as follows:
                                         2000               1999
                                        ------             ------
            AAA                          13.8%              11.3%
            AA                           20.9               22.5
            A                            51.9               56.1
            BBB                          12.5               10.1
            BB                             .9                  -
                                        -----              -----
                                        100.0%             100.0%
                                        =====              =====


INSURANCE - JAPAN

     AFLAC Japan's earned premiums by product lines are included in Note 2 of the Notes to the Consolidated Financial Statements, Exhibit 13, page 13-40.

     The following table presents the changes in annualized premiums in force for AFLAC Japan for the years ended December 31:

(In millions)                           2000          1999          1998
                                      --------      --------      --------
Annualized premiums in force,
  at beginning of year                $  6,803      $  5,538      $  4,595
    Policies sold including
      policy conversions                   921           765           579
    Change in unprocessed
      policies                            (176)           20           (25)
    Lapses and surrenders                 (334)         (281)         (212)
    Other                                   (9)          (12)          (11)
    Foreign currency translation
      adjustment                          (753)          773           612
                                      --------      --------      --------
Annualized premiums in force,
  at end of year                      $  6,452      $  6,803      $  5,538
                                      ========      ========      ========

     We experienced a slight increase in the lapse and surrender ratios in 2000 and 1999 compared with 1998 due to the poor economic conditions in Japan.


INSURANCE PLANS - JAPAN

     AFLAC's insurance products are designed to provide supplemental coverage for medical and nonmedical costs that are not reimbursed under Japan's health insurance system.

     The cancer life insurance plans we offer in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on page I-12 and I-13) in that the Japanese policies also provide death benefits and cash surrender values (we estimate that approximately 27% of the premiums earned from all cancer life plans are associated with these benefits). In mid-2000, we began selling new, lower-premium cancer life and care products to meet the needs of cost-sensitive buyers. Approximately 29% of new cancer life and 59% of care policy sales were from the lower-premium products. At the end of 2000, we introduced a major revision to our cancer life policy. This new product, called 21st Century Cancer Life, offers a variety of coverage choices to our customers. As a result, employers will be able to offer a customized AFLAC cancer life policy to suit the needs of their workers. Rider MAX, which provides accident and medical/sickness benefits as a rider to our cancer life policy, has been extremely popular since its introduction in 1998.

     Care insurance provides periodic benefits to those who become bedridden, demented or seriously disabled due to illness or accident. Prior to the introduction of this care plan, we marketed a policy that primarily provided dementia care benefits.

     Our medical expense policy is similar to hospital indemnity insurance products in the United States. It provides cash benefits to policyholders when they are hospitalized and offers a maximum hospitalization benefit of 1,000 days.

     The living benefit life plan is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. We are offering this product as a stand-alone policy or as a rider to the cancer life plan. As a rider, it adds heart attack and stroke benefits to the cancer life policy. Marketing efforts for living benefit life primarily focus on selling the plan as a rider.

     AFLAC Japan's sales mix, as measured in yen, has changed during the last few years. Cancer life sales accounted for 40.3% of total sales in 2000, 46.7% in 1999 and 49.7% in 1998. Rider MAX accounted for 41.2% of sales in 2000, 39.6% in 1999 and 33.0% in 1998. Ordinary life and annuities accounted for 13.6% of sales in 2000 compared with 7.8% in 1999 and 3.8% in 1998.

     Due to the continued low level of available investment yields in Japan, industry regulators have directed insurers to increase premium rates on new policy issues in recent years. For further information, see Exhibit 13, page 13-11 of the Management's Discussion and Analysis.


JAPANESE ECONOMY

     For the last several years, Japan has been working to overcome its depressed economy. The financial strength of many Japanese businesses continued to deteriorate in 2000 with some experiencing bankruptcy or requesting financial protection or assistance. As we have indicated in the past, Japan's weak economy has created a challenging environment for AFLAC Japan, as yields available for new investments remain at very low levels and consumer confidence continues to lag. The time required for the Japanese economy to fully recover remains uncertain.


DISTRIBUTION - JAPAN

     The "corporate agency" system has been important to the growth of AFLAC Japan. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell AFLAC products to their employees, suppliers and customers. These agencies help us reach the employees of almost all of Japan's large corporations.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. As of December 31, 2000, there were 8,938 agencies in Japan with more than 43,300 licensed agents, compared with 8,283 agencies and 41,400 licensed agents in 1999. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 85 offices throughout Japan.

     In the third quarter of 2000, AFLAC Japan and Dai-ichi Mutual Life Insurance Company (Dai-ichi Life) agreed to a major marketing alliance that anticipates the sale of each company's products through the respective distribution systems. The initial focus will be the sale of AFLAC Japan's cancer life and Rider MAX products through Dai-ichi Life's sales force of 50,000 people. Sales through Dai-ichi Life commenced in the second half of March 2001.

COMPETITION - JAPAN

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining a license to do business in Japan. Through 1981, we were the only company in Japan authorized to sell a cancer life insurance policy. As of December 31, 2000, 17 other life companies offered stand-alone cancer insurance.

     Trade talks in 1994 and 1996 between the governments of the United States and Japan, and Japan's 1996 plan for a financial "Big Bang," produced a framework for the deregulation of the Japanese insurance industry. These measures called for the gradual liberalization of the industry through the year 2001 and included provisions to avoid "radical change" in the third sector of the insurance industry. AFLAC, other foreign-owned insurers and many small to medium-sized Japanese insurers operate primarily in the third sector.

     Effective January 1, 2001, additional insurance companies were permitted to sell the type of third-sector products that AFLAC Japan currently offers. Eight additional insurance companies began offering cancer expense plans in January 2001. We anticipate that by July 1, 2001, all insurance companies will be permitted to compete in the third sector.

     As a result, we expect competition to increase. However, we also expect increased product and distribution opportunities for AFLAC Japan. In order to respond to the expected increase in competition and the opportunities available to us, we have taken action to expand our marketing initiatives and enhance our competitiveness.

     We plan to continue expanding our distribution system through the addition of new agencies. In support of this objective, we introduced a new commission contract that provides increased first-year commissions to attract new agents. Additionally, we will continue to aggressively promote our brand and products through advertising. We plan on improving the products we offer and introducing new ones. We will invest in new technologies, including our laptop sales aid, to maintain our cost and service advantages.

     However, we believe we will remain the leading provider of cancer life insurance coverage in Japan, principally due to our long experience in the market, low-cost operations, unique marketing system (see Distribution - Japan) and product expertise developed in the United States. AFLAC has had a great deal of success selling cancer life policies in Japan, with 13.7 million cancer life policies in force at December 31, 2000.

     We recognize that we will face increasing competition in the future, and we continue to look for ways to improve. At the same time, we believe companies will find it difficult to compete with us because our low-cost structure allows us to provide competitive benefits and services to policyholders and above-average compensation to our sales force. For further information, see Exhibit 13, page 13-12, of the Management's Discussion and Analysis.

REGULATION AND REMITTANCE OF FUNDS - JAPAN

     Payments are made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total payments received from AFLAC Japan were $199 million in 2000, $282 million in 1999 and $192 million in 1998. These amounts included annual profit transfers from AFLAC Japan of $157 million in 2000, $243 million in 1999, and $154 million in 1998. In light of deregulation of the insurance market, we elected to repatriate less than the maximum amount of profits available in 2000 in order to maintain a stronger solvency margin in Japan. In 2000, the maximum amount we could have repatriated was $351 million. We repatriated the maximum amounts in 1999 and 1998.

     A portion of AFLAC Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be remitted each year to AFLAC U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders.
The Japanese Financial Services Agency (FSA) maintains its own solvency standards, a version of risk-based capital requirements, which are used by regulators in Japan to monitor the financial strength of insurance companies. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. AFLAC Japan's solvency margin significantly exceeds regulatory minimums and we do not expect these requirements to adversely affect the funds available for repatriation from Japan.

     Repatriated profits represent a portion of the after-tax earnings reported to the FSA on a March 31 fiscal year basis. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles. Under Japanese statutory accounting practices, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods are different, policyholder protection fund obligations are not accrued, deferred income tax liabilities are recognized on a different basis, and investment securities are carried at cost less certain market value adjustments for foreign exchange losses on dollar-denominated securities. Additionally, accounting standards for financial instruments are in the process of being revised in Japan. Japanese regulatory earnings and related profit repatriations may therefore vary materially from year to year because of these changes.

     Effective with the Japanese reporting fiscal year ending March 31, 2002, AFLAC Japan will be required to adopt a new Japanese statutory accounting standard regarding fair value accounting for investments. Currently, debt securities are generally recorded at amortized cost for FSA purposes. Under the new accounting standard, AFLAC Japan will be required to record debt securities in four categories: at fair value in an available-for-sale category, at amortized cost in a held-to-maturity category, at amortized cost in a special category for securities held for long-term holding purposes, or at fair value in a trading category.

     Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale will be reported in FSA capital and surplus. This new accounting method may result in significant fluctuations in FSA equity, in the AFLAC Japan solvency margin and in amounts available for annual profit repatriation.

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

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions - unaudited)                          2000            1999
                                                 --------        --------
Net assets on GAAP basis                         $  3,633        $  3,118
Elimination of deferred policy
  acquisition costs                                (2,706)         (2,856)
Elimination of unrealized gains and
  other adjustments to carrying value
  of debt securities                               (2,633)         (2,762)
Adjustment to policy liabilities                      733           1,553
Adjustment to income tax liabilities                1,683           1,503
Reduction in premiums receivable                     (181)           (146)
Policyholder protection fund                          227             262
Other, net                                             21             (34)
                                                 --------        --------
  Net assets on Japanese regulatory
    accounting basis                             $    777        $    638
                                                 ========        ========


     In 1998, the Japanese government established the Life Insurance Policyholders Protection Corporation. Funding by the life insurance industry, as determined by government legislation, is made over a 10-year period. We recognize charges for our estimated share of any assessment as funding legislation is enacted. We periodically review our estimated liability for policyholder protection fund assessments based on updated information and any adjustments are reflected in net earnings.

     In October 2000, two Japanese life insurance companies filed applications for court protection under a special reorganization law for financial institutions. Japanese government officials have indicated that they do not expect to impose any additional protection fund assessments on the insurance industry for the financial problems of these insurers. There can be no assurance, however, that such assessments will not be imposed. For further information regarding the policyholder protection fund, see
Exhibit 13, page 13-40, Note 2 of the Notes to the Consolidated Financial Statements.

     Two tax rate reductions in 1998 and 1999 lowered AFLAC Japan's tax rate from 45.3% to 41.7% and from 41.7% to 36.2%, respectively. The 1999 reduction in the Japanese corporate income tax rate did not significantly change our combined U.S./Japan effective tax rate due to the operation of the U.S. foreign tax credit provisions.

     For further information on the tax rate reductions, see Exhibit 13, page 13-59, Note 7 of the Notes to the Consolidated Financial Statements.

     For additional information regarding AFLAC Japan's operations, see
Exhibit 13, pages 13-9 to 13-13 (AFLAC Japan section of MD&A) and pages 13-40 and 13-65 (Notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference.


EMPLOYEES - JAPAN

     AFLAC Japan had 2,503 full-time employees at December 31, 2000. AFLAC Japan considers its employee relations to be excellent.


INSURANCE - U.S.

     AFLAC's U.S. earned premiums by product line are summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-40.

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)                             2000         1999         1998
                                         ------       ------       ------
Annualized premiums in force at
  beginning of year                     $ 1,592      $ 1,393      $ 1,216
    Policies sold including
      policy conversions                    712          555          482
    Change in unprocessed policies           (3)           1            1
    Lapses                                 (497)        (403)        (340)
    Other                                    58           46           34
                                         ------       ------       ------
Annualized premiums in force at
  end of year                           $ 1,862      $ 1,592      $ 1,393
                                         ======       ======       ======


HEALTH INSURANCE PLANS - U.S.

     AFLAC's insurance is designed to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our supplemental health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to claims experience higher than originally expected (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. We currently offer three cancer plans in the United States that vary by benefit amount. Each plan provides a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests such as mammograms, pap smears, prostate exams, flexible sigmoidoscopy, etc. Each plan also contains benefits that reimburse the insured for certain direct expenses related to cancer treatment, up to specified policy limits. We also sell several riders, including one that increases the amount of the first-occurrence benefit on each rider anniversary date until the covered person reaches age 65 or until internal cancer is diagnosed. AFLAC periodically introduces new forms of coverage based on the anticipated needs of policyholders and our claim experience.

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

     In July 2000, we began offering a series of dental policies, providing various levels of benefits for dental procedures, including check-ups and cleanings. Plan features include a renewal guarantee, no deductible and the flexibility to choose your dentist. The policies are portable and pay regardless of other insurance.

     AFLAC also offers other supplemental health insurance, such as intensive care, which is a low-premium policy that provides protection against the high cost of intensive care facilities during hospital confinement, regardless of reimbursements from other insurers. Other types of health insurance include qualified and non-qualified long-term care plans, a hospital confinement indemnity policy, and a new specified health event policy.

     The sales mix in the United States has been relatively constant the last few years. Accident/disability coverage continued to be our best-selling product, accounting for approximately 55% of sales in 2000 and 56% of sales in both 1999 and 1998. Cancer expense insurance accounted for 23% to 25% of sales during the three-year period ending December 31, 2000. Our newest product, dental insurance, generated 3.4% of sales in 2000.


LIFE INSURANCE PLANS - U.S.

     AFLAC offers term and whole life policies sold through payroll deduction at the worksite. We also sell various term and whole life policies on a direct basis. AFLAC also offers a voluntary group term life plan.


DISTRIBUTION - U.S.

     Our sales force is composed of independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business on a monthly basis during 2000 was 10,757, compared with 8,807 in 1999 and 7,918 in 1998.

     Agents' activities are principally limited to sales. Policyholder service functions, including issuance of policies, premium collection, payment notices and claims are handled by the staff at headquarters. Agents are paid commissions based on first-year and renewal premiums from their sales of insurance products. State, regional and district sales coordinators are also independent contractors, and are compensated by override commissions and bonuses.

     We have concentrated on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from "group" insurance sales in that each individual insured is directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC supplemental policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Worksite-marketed plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which is passed on to the policyholder in the form of reduced premiums. Marketing at the worksite enables the agency force to reach a greater number of prospective policyholders than individual solicitation and lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for medical insurance using pretax dollars. These programs help achieve increased penetration, as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     We continue to develop marketing arrangements with large insurance brokers. Large insurance brokers generally have better access to larger groups than independent agents. However, the core of our distribution network will remain independent agents.

     In 2000, AFLAC's U.S. collected premiums were $1.5 billion, 7.4% of which was collected in Texas, 6.3% in Florida, 5.5% in Georgia, 5.4% in North Carolina and 5.2% in California. Collected premiums in all other states were individually less than 5% of AFLAC's U.S. premiums.


COMPETITION - U.S.

     The supplemental health and life insurance industry in the United States is highly competitive. AFLAC competes with a large number of insurers, some of which have been in business for a longer period of time. In the United States, there are approximately 2,000 life and accident and health insurance companies.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting basic hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not nonmedical) expenses incurred by an insured as a result of accident and disability, cancer or other major illnesses. AFLAC's policies are designed to provide coverage that is supplemental to coverage provided by major medical insurance. Our benefits may also be used to defray nonmedical expenses.

     Primary insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses. Therefore, our supplemental insurance is not an alternative to major medical insurance. Rather, it is sold to complement (supplement) major medical insurance by helping cover the gap between major medical insurance reimbursements and an individual's total health care costs. Thus, we compete only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of major medical coverage offered by other insurers does represent a limitation on the market for our products. Accordingly, expansion of coverage by other insurers, or governmental programs, could adversely affect our business opportunities. Conversely, any reduction of coverages, such as increased deductibles and co-payments, by other insurers or governmental programs could favorably affect our business opportunities.

     We compete directly with other insurers that offer supplemental health and life insurance and believe that our policies and premium rates are generally competitive with those offered by other companies selling similar types of insurance.

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

     AFLAC and its subsidiaries, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities, and periodic examinations of the market conduct, financial, and other affairs of insurance companies.

     Also, there are various ongoing regulatory initiatives by the National Association of Insurance Commissioners (NAIC) relating to insurance products, investments, revisions to the risk-based capital formula and other actuarial and accounting matters.

     The NAIC recodified Statutory Accounting Principles (SAP) to promote standardization throughout the industry. These new accounting principles were effective January 1, 2001, and are to be applied prospectively. Previously, prescribed or permitted SAP could vary among states and among companies. The transition adjustments to adopt the new accounting principles increased statutory net assets by approximately $130 million as of January 1, 2001.

     The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control and mandatory control. AFLAC's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position.

     Two states, Massachusetts and New Jersey, have laws, regulations or regulatory practices that either prohibit the sale of specified disease insurance, such as our cancer expense insurance, or make its sale impractical. The remainder of the states do not impose prohibitions or restrictions that prevent us from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in Massachusetts and New Jersey.

     Under insurance guaranty fund laws in most U.S. states, insurance companies doing business in those states can be assessed for policyholder losses up to prescribed limits that are incurred by insolvent companies with similar lines of business. Such assessments have not been material to us in the past. We believe that future assessments relating to companies in the United States currently involved in insolvency proceedings will not materially impact the consolidated financial statements.

     For further information concerning state regulatory and dividend restrictions, see Exhibit 13, page 13-65 (Note 9, Statutory Accounting and Dividend Restrictions of Notes to the Consolidated Financial Statements), incorporated herein by reference.

EMPLOYEES - U.S.

     In the U.S. insurance operations, we had 2,512 full-time employees at December 31, 2000. We consider our employee relations to be excellent.


POLICY LIABILITIES - JAPAN AND U.S.

     The reserves for policy liabilities reported in the financial statements have been computed in accordance with generally accepted accounting principles (GAAP). These reserves differ from those reflected in the various regulatory financial statements filed by the Company. Such differences arise from the use of different mortality, morbidity, interest and lapse assumptions, and actuarial reserving methods as required by the laws of the various states and Japan.


OTHER OPERATIONS

     The Company's other operations include the parent company and a printing subsidiary. These operations had 263 full-time employees at December 31, 2000.


FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this Form 10-K and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

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

ITEM 2.  PROPERTIES

     AFLAC owns an 18-story office building, which serves as its worldwide headquarters, and a five-story administrative office building located on approximately 14 acres of land in Columbus, Georgia. We also own a six-story parking garage, two additional buildings located on the same property and additional administrative office buildings. An insurance subsidiary occupies leased office space in Albany, New York.

     A new administrative office building is under construction in Columbus, Georgia. Construction is expected to be completed during the second quarter of 2001 at an estimated cost of $42 million.

     In Tokyo, Japan, AFLAC owns an 11-story administrative office building and a training facility. AFLAC also leases office space in Tokyo along with regional sales offices located throughout the country.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 2000.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

        NAME                   PRINCIPAL OCCUPATION (*)                 AGE
-------------------       -------------------------------------         ---
Paul S. Amos              Chairman, AFLAC Incorporated and               74
                            American Family Life Assurance
                            Company of Columbus (AFLAC)

Daniel P. Amos            Chief Executive Officer, AFLAC                 49
                            Incorporated and AFLAC; President,
                            AFLAC Incorporated and AFLAC;
                            Director, The CIT Group, Inc.,
                            Livingston, NJ; Director, Georgia
                            Power Company, Atlanta, GA; Director,
                            Southern Company, Atlanta, GA

Monthon Chuaychoo         Vice President, Financial Services,            57
                            AFLAC Incorporated and AFLAC

Kriss Cloninger III       Executive Vice President, Chief                53
                            Financial Officer, AFLAC
                            Incorporated and AFLAC;
                            Treasurer, AFLAC Incorporated

Kermitt L. Cox            Senior Vice President, Corporate Actuary       57
                            since August 1998; Vice President,
                            Corporate Actuary until August 1998

Norman P. Foster          Executive Vice President, Corporate            66
                            Finance, AFLAC Incorporated
                            and AFLAC

Kenneth S. Janke Jr.      Senior Vice President, Investor                42
                            Relations, AFLAC Incorporated

Akitoshi Kan              Executive Vice President, Internal             53
                            Operations, AFLAC U.S., since January
                            2000; Deputy Chief Financial Officer,
                            AFLAC Incorporated since April 1999
                            until September 2000; Executive Vice
                            President, AFLAC International until
                            December 1999; Executive Vice President,
                            AFLAC Japan since January 1998 until
                            March 1999 and Deputy Chief Financial
                            Officer, AFLAC, Senior Vice President,
                            AFLAC Japan, Accounting, Information
                            Systems, ABC and Legal Affairs until
                            March 1999; Senior Vice President,
                            AFLAC Japan, Accounting, Corporate
                            Planning, Audit, and Legal Affairs
                            until January 1997

Joseph P. Kuechenmeister  Senior Vice President, Director                59
                            of Marketing, AFLAC

Joey M. Loudermilk        Executive Vice President, General Counsel      47
                            and Corporate Secretary, AFLAC
                            Incorporated and AFLAC; Director, Legal
                            and Governmental Relations, AFLAC, since
                            October 2000; Senior Vice President, General
                            Counsel and Corporate Secretary, AFLAC
                            Incorporated and AFLAC; Director, Legal
                            and Governmental Relations, AFLAC, until
                            October 2000

Hidefumi Matsui           President, AFLAC Japan                         56

Shoichi Matsumoto         Executive Vice President, Director             55
                            of Marketing, AFLAC Japan, since January
                            1998; Senior Vice President, Director of
                            Marketing, AFLAC Japan, until January 1998;
                            Senior Vice President, AFLAC Japan, until
                            July 1997; Vice President, Assistant
                            Director of Marketing, AFLAC Japan, until
                            January 1996

Minoru Nakai              Chairman, AFLAC International, Inc. since      59
                            September 2000; President, AFLAC
                            International, Inc. until September 2000

Yoshiki Otake             Chairman, AFLAC Japan; Vice Chairman,          61
                            AFLAC International, Inc.

Joseph W. Smith, Jr.      Senior Vice President, Chief Investment        47
                            Officer, AFLAC

Gary L. Stegman           Senior Vice President, Financial Operations,   51
                            AFLAC Incorporated and AFLAC; Treasurer
                            and Assistant Secretary, AFLAC, since
                            January 2001; Senior Vice President,
                            Assistant Chief Financial Officer, AFLAC
                            Incorporated and AFLAC; Treasurer and
                            Assistant Secretary, AFLAC until January
                            2001

Hitoshi Une               Executive Vice President, Chief                53
                            Administrative Officer, AFLAC Japan, since
                            January 1999; Senior Vice President,
                            Investment Department until January 1999;
                            Vice President, Investment Department
                            until January 1998

  (*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the board of directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.

                                 PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 2000 Annual Report to Shareholders, the appropriate sections of which are included herein as
Exhibit 13.

                                               Exhibit 13    Annual Report
                                                  Pages          Pages
                                               ----------    --------------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON      13-1; 13-2;   1; 55 (Note 9);
          EQUITY AND RELATED SHAREHOLDER         13-65          60 and 63
          MATTERS                               (Note 9)


ITEM 6.   SELECTED FINANCIAL DATA              13-3; 13-4        36 - 37


ITEM 7.   MANAGEMENT'S DISCUSSION AND          13-5 to           22 - 35
          ANALYSIS OF FINANCIAL CONDITION       13-27
          AND RESULTS OF OPERATIONS


ITEM 7A.  QUANTITATIVE AND QUALITATIVE         13-7 to           23; 28 -
          DISCLOSURES ABOUT MARKET RISK         13-8, 13-16         30
                                                to 13-19


ITEM 8.   FINANCIAL STATEMENTS AND             13-28 to          38 - 60
          SUPPLEMENTARY DATA                    13-74


ITEM 9.   CHANGES IN AND DISAGREEMENTS           None              None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

                                 PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 16, 2001, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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


ITEM 11.  EXECUTIVE COMPENSATION      Board and Committee           8 - 19
                                      Meetings and Directors
                                      Compensation; Summary
                                      Compensation Table; De-
                                      fined Benefit Pension
                                      Plan; Retirement Plans
                                      for Key Executives;
                                      Employment Contracts and
                                      Termination of Employ-
                                      ment Arrangements; Option
                                      Grants in 2000; Aggregated
                                      Option Exercises in 2000


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











                                  III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS                                     Page(s)
                                                                -----------
         Included in Part II of this report and
         incorporated by reference to the following
         pages of Exhibit 13:
           AFLAC Incorporated and Subsidiaries:
             Consolidated Statements of Earnings for               13-28
              each of the years in the three-year
              period ended December 31, 2000
             Consolidated Balance Sheets, at                       13-29 -
              December 31, 2000 and 1999                            13-30
             Consolidated Statements of Shareholders'              13-31
              Equity, for each of the years in the
              three-year period ended December 31, 2000
             Consolidated Statements of Cash Flows                 13-32 -
              for each of the years in the three-year               13-33
              period ended December 31, 2000
             Consolidated Statements of Comprehensive              13-34
              Income for each of the years in the
              three-year period ended December 31, 2000
             Notes to the Consolidated Financial                   13-35 to
              Statements                                            13-71
             Report of Independent Auditors                        13-73

     2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:
           Auditors' Report on Financial Statement Schedules        IV-5
           Schedule II  -  Condensed Financial Information of       IV-6 -
                            Registrant at December 31, 2000          IV-11
                            and 1999, and for each of the
                            years in the three-year period
                            ended December 31, 2000
           Schedule III -  Supplementary Insurance Information      IV-12
                            for each of the years in the three-
                            year period ended December 31, 2000
           Schedule IV  -  Reinsurance for each of the              IV-13
                            years in the three-year period
                            ended December 31, 2000


     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.  EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038,
                 Exhibit 3.0.
         3.1   - Bylaws of the Company, as amended.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0* - American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        10.1* - AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.3*  - American Family Corporation Retirement Plan for Senior
                 Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                 Exhibit 10.2.
        10.4*  - AFLAC Incorporated Supplemental Executive Retirement Plan,
                 as amended, effective January 1, 2001.
        10.5*  - AFLAC Incorporated Employment Agreement with Daniel P.
                 Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.6*  - American Family Life Assurance Company of Columbus
                 Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.7*  - AFLAC Incorporated Employment Agreement with Kriss
                 Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                 No. 0000004977-94-000006, Exhibit 10.6.
        10.8* - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number
                 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.9*  - AFLAC Incorporated Deferred Compensation Agreement with
                 Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006, Exhibit 10.11.

        10.10* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.11* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        10.12* - AFLAC Incorporated Amended and Restated Management
                 Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.
        10.13* - AFLAC Incorporated Retirement Agreement with E. Stephen
                 Purdom, dated February 15, 2000.
        12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2000.
        21.0   - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                 (1985).
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-3
                 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-4
                 Registration Statement No. 333-78403 with respect to the Senior Notes.

 * Management contract or compensatory plan or agreement.

(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

(c)  EXHIBITS FILED WITH CURRENT FORM 10-K

       3.1    - Bylaws of the Corporation, as amended.
      10.4*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                as amended, effective January 1, 2001.
      10.13*  - AFLAC Incorporated Retirement Agreement with E. Stephen
                Purdom, dated February 15, 2000.
      12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2000.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-4
                Registration Statement No. 333-78403 with respect to the Senior Notes.

* Management contract or compensatory plan or agreement.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
AFLAC Incorporated:


Under date of January 26, 2001, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG LLP




Atlanta, Georgia
January 26, 2001

                                 SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          Condensed Balance Sheets
                      AFLAC Incorporated (Parent Only)
                   (In millions, except for share amounts)

                                                          December 31,
                                                      2000           1999
                                                    --------       --------
ASSETS:
Investments and cash:
  Fixed maturity securities available
   for sale (amortized cost $262 in 2000
     and $240 in 1999)                              $    262       $    232
  Investments in subsidiaries*                         5,607          4,898
  Other investments                                       10              9
  Cash and cash equivalents                               23             17
                                                     -------        -------
      Total investments and cash                       5,902          5,156
Due from subsidiaries*                                    37             29
Other receivables                                          3              3
Property and equipment, net                                5              6
Other assets                                              70             47
                                                     -------        -------
      Total assets                                  $  6,017       $  5,241
                                                     =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Due to subsidiaries*                              $      -       $      1
  Notes payable                                        1,048            999
  Employee and beneficiary benefit plans                 131            250
  Income taxes, primarily deferred                        80             11
  Other liabilities                                       64            112
                                                     -------        -------
      Total liabilities                                1,323          1,373
                                                     -------        -------
Shareholders' equity:
  Common stock of $.10 par value: (In thousands)
    Authorized 1,000,000 shares; issued
    644,813 shares in 2000 and 640,698
    shares in 1999                                        32             32
  Additional paid-in capital                             336            310
  Retained earnings                                    3,956          3,356
  Accumulated other comprehensive income:
    Unrealized foreign currency
      translation gains                                  194            232
    Unrealized gains on investment securities          1,474          1,032
  Treasury stock, at average cost                     (1,298)        (1,094)
                                                     -------        -------
    Total shareholders' equity                         4,694          3,868
                                                     -------        -------
    Total liabilities and
      shareholders' equity                          $  6,017       $  5,241
                                                     =======        =======
* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                   SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Condensed Statements of Earnings
                        AFLAC Incorporated (Parent Only)
                                 (In millions)

                                             Years ended December 31,
                                           2000         1999         1998
                                         --------     --------     --------

Revenues:
  Dividends from subsidiaries*           $   234      $   162      $   173
  Management and service fees
    from subsidiaries*                        25           26           28
  Investment income                           12           13            1
  Interest from subsidiaries*                  2            2            -
  Other income (loss)                         (5)           -            1
                                          ------       ------       ------
      Total revenues                         268          203          203
                                          ------       ------       ------
Operating expenses:
  Interest expense                            16           15           10
  Release of retirement liability           (101)           -            -
  Other operating expenses                    38           45           61
                                          ------       ------       ------
      Total operating expenses               (47)          60           71
                                          ------       ------       ------
  Earnings before income taxes and
    equity in undistributed earnings
    of subsidiaries                          315          143          132

Income tax expense:
  Current                                      8            2            9
  Deferred                                     3            -            -
                                          ------       ------       ------
      Total income taxes                      11            2            9
                                          ------       ------       ------
  Earnings before equity in
    undistributed earnings of
    subsidiaries                             304          141          123

Equity in undistributed earnings
  of subsidiaries                            383          430          364
                                          ------       ------       ------
     Net earnings                        $   687      $   571      $   487
                                          ======       ======       ======

*Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      Condensed Statements of Cash Flows
                       AFLAC Incorporated (Parent Only)

                                                  Years ended December 31,
(In millions)                                     2000      1999      1998
                                                 ------    ------    ------

Cash flows from operating activities:
  Net earnings                                   $  687    $  571    $  487
  Adjustments to reconcile net
    earnings to net cash provided
    from operating activities:
      Equity in undistributed
        earnings of subsidiaries*                  (383)     (430)     (364)
      Change in income taxes payable                  9         2         9
      Change in liability for employee
        and beneficiary benefit plans              (119)       15        27
      Other, net                                     10       (20)       (2)
                                                  -----     -----     -----
        Net cash provided by
          operating activities                      204       138       157
                                                  -----     -----     -----
Cash flows from investing activities:
  Fixed maturity securities sold                    177       100         -
  Fixed maturity securities purchased              (204)     (341)        -
  Other investments (acquired) disposed of           (2)       (6)       10
  Other, net                                         (9)      (17)       (8)
                                                  -----     -----     -----
        Net cash provided (used) by
          investing activities                      (38)     (264)        2
                                                  -----     -----     -----
Cash flows from financing activities:
  Proceeds from borrowings                          294       446       124
  Principal payments under debt obligations        (177)      (89)     (115)
  Dividends paid to shareholders                    (82)      (72)      (63)
  Net change in amount due to/from subsidiaries*     (9)        -       (21)
  Purchases of treasury stock                      (239)     (224)     (125)
  Treasury stock reissued                            38        51        40
  Proceeds from exercise of stock options            15        16         7
                                                  -----     -----     -----
       Net cash provided (used) by
        financing activities                       (160)      128      (153)
                                                  -----     -----     -----
       Net change in cash and cash equivalents        6         2         6
Cash and cash equivalents at beginning of year       17        15         9
                                                  -----     -----     -----
Cash and cash equivalents at end of year         $   23    $   17    $   15
                                                  =====     =====     =====

*Eliminated in consolidation.

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Auditors' Report.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Condensed Statements of Comprehensive Income
                        AFLAC Incorporated (Parent Only)
                                (In millions)

                                              Years ended December 31,
                                             2000        1999        1998
                                           --------    --------    --------

Net earnings                               $    687    $    571    $    487
                                            -------     -------     -------
Other comprehensive income (loss):
  Foreign currency translation
   adjustments:
    Change in unrealized foreign
     currency translation gains (losses)
     during year - Parent only                  125        (151)        (64)
    Equity in change in unrealized
     foreign currency translation
     gains (losses) of subsidiaries
     during year                                (28)         23         (20)
  Unrealized gains (losses) on
   securities available for sale:
    Unrealized holding gains (losses)
     arising during the year - parent only        8          (8)          -
    Equity in unrealized gains (losses)
     on investment securities held
     by subsidiaries                            513        (371)        171
    Equity in reclassification adjustment
     for realized (gains) losses of
     subsidiaries included in net earnings      101          13           3
                                             ------      ------      ------
      Other comprehensive income (loss)
       before income taxes                      719        (494)         90
  Income tax expense (benefit) related to
   items of other comprehensive income          315        (207)         98
                                             ------      ------      ------
      Other comprehensive income (loss)         404        (287)         (8)
                                             ------      ------      ------
      Total comprehensive income            $ 1,091     $   284     $   479
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

(A)  NOTES PAYABLE

     A summary of notes payable at December 31, 2000 and 1999 follows:

(In millions)                                              2000      1999
                                                          ------    ------
6.50% senior notes due April 2009 (principal
  amount $450) . . . . . . . . . . . . . . . . . . . . .  $  449    $  449
1.55% yen-denominated Samurai notes due October
  2005 (principal amount 30 billion yen) . . . . . . . .     261         -
Unsecured, yen-denominated notes payable to banks:
  Reducing, revolving credit agreement, due July 2001:
    2.29% fixed interest rate. . . . . . . . . . . . . .      99       222
    Variable interest rate (.78% at December 31, 2000) .      14        31
  Revolving credit agreement due November 2002:
    1.24% fixed interest rate. . . . . . . . . . . . . .      68       114
    Variable interest rate (.73% at December 31, 2000) .     157       138
  Short term . . . . . . . . . . . . . . . . . . . . . .       -        45
                                                           -----     -----
    Total notes payable. . . . . . . . . . . . . . . . .  $1,048    $  999
                                                           =====     =====

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 2000, are as follows:

     (In millions)

         2001 . . . . . . . . . . . . . . . . . . . . . .  $  113
         2002 . . . . . . . . . . . . . . . . . . . . . .     225
         2005 . . . . . . . . . . . . . . . . . . . . . .     261
         2009 . . . . . . . . . . . . . . . . . . . . . .     449


     For further information regarding notes payable, see Exhibit 13, page 13-58 (Note 6 of the Notes to the Consolidated Financial Statements).

(B)  INCOME TAXES

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

     For further information on income taxes, see Exhibit 13, page 13-59,
Note 7 of the Notes to the Consolidated Financial Statements.


(C)  DIVIDEND RESTRICTIONS

     See Exhibit 13, page 13-65 (Note 9, Statutory Accounting and Dividend Restrictions, of Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.


(D)  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (In millions)                           2000        1999        1998
                                           --------    --------    --------
     Interest paid                         $     17    $     13    $     10
     Non-cash financing activities:
       Treasury shares issued for:
         Dividends to shareholders                5           5           4
         Associate stock bonus plan               -          42           -


(E)  ACCOUNTING CHANGES

     For information concerning new accounting standards recently adopted, see page 13-39 of Exhibit 13, Note 1, section on Accounting Changes Adopted, of Notes to the Consolidated Financial Statements.

                                                         SCHEDULE III
                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                              Supplementary Insurance Information
                                                    Years Ended December 31,


                                                                                              Amorti-
                            Future                                                           zation of
                Deferred    Policy                                                           Deferred
                 Policy    Benefits               Other                  Net                  Policy     Other
                 Acqui-    & Unpaid              Policy-               Invest-    Benefits   Acquisi-    Opera-
                  sition    Policy    Unearned   holders'   Premium      ment       and        tion       ting      Premiums
(In millions)    Costs      Claims    Premiums    Funds     Revenue     Income     Claims     Costs     Expenses    Written
                --------   --------   --------   --------   --------   --------   --------   --------   --------    --------
2000:
  AFLAC Japan   $  2,706   $ 25,414   $    267   $    327   $  6,685   $  1,261   $  5,649   $    178   $  1,354    $  6,749
  AFLAC U.S.         979      2,445         94         19      1,554        277        969        124        453       1,555
  All other            -          -          -          -          -         12          -          -        (19)(1)       -
                 -------    -------    -------    -------    -------    -------    -------    -------    -------     -------
    Total       $  3,685   $ 27,859   $    361   $    346   $  8,239   $  1,550   $  6,618   $    302   $  1,788    $  8,304
                 =======    =======    =======    =======    =======    =======    =======    =======    =======     =======

1999:
  AFLAC Japan   $  2,856   $ 26,734   $    268   $    296   $  5,906   $  1,111   $  5,040   $    151   $  1,179(2) $  5,942
  AFLAC U.S.         836      2,194         93         19      1,358        245        845        106        400       1,360
  All other            -          -          -          -          -         13          -          -        141           -
                 -------    -------    -------    -------    -------    -------    -------    -------    -------     -------
    Total       $  3,692   $ 28,928   $    361   $    315   $  7,264   $  1,369   $  5,885   $    257   $  1,720    $  7,302
                 =======    =======    =======    =======    =======    =======    =======    =======    =======     =======

1998:
  AFLAC Japan   $  2,340   $ 21,507   $    217   $    229   $  4,738   $    917   $  4,119   $    111   $    924(3) $  4,756
  AFLAC U.S.         727      1,974         92         15      1,198        216        749         90        349       1,197
  All other            -          -          -          -          7          5          9          -        202           8
                 -------    -------    -------    -------    -------    -------    -------    -------    -------     -------
    Total       $  3,067   $ 23,481   $    309   $    244   $  5,943   $  1,138   $  4,877   $    201   $  1,475    $  5,961
                 =======    =======    =======    =======    =======    =======    =======    =======    =======     =======

See the accompanying Auditors' Report.

(1) Includes a benefit of $101 from the termination of a retirement liability; (2) includes a charge of $64 for the policyholder protection fund in Japan; (3) includes a charge of $111 for the policyholder protection fund in Japan.

                                                            IV-12

                                                          SCHEDULE IV
                                              AFLAC INCORPORATED AND SUBSIDIARIES
                                                          Reinsurance
                                         Years Ended December 31, 2000, 1999, and 1998
                                                         (In millions)

                                                                                                             Percentage
                                                         Ceded to          Assumed                            of amount
                                        Gross             other           from other                           assumed
                                        Amount          companies         companies        Net amount          to net
                                     -----------       -----------       -----------       ----------        ----------
Year ended December 31, 2000:
   Life insurance in force           $    51,496       $       640       $         -       $   50,856                -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     7,524       $         -       $         -       $    7,524                 -
      Life insurance                         717                 2                 -              715                 -
                                     -----------       -----------       -----------       ----------        ----------
         Total earned premiums       $     8,241       $         2       $         -       $    8,239                 -
                                     ===========       ===========       ===========       ==========        ==========


Year ended December 31, 1999:
   Life insurance in force           $    44,993       $       707       $         -       $   44,286                 -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     6,639       $         -       $         -       $    6,639                 -
      Life insurance                         627                 2                 -              625                 -
                                     -----------       -----------       -----------       ----------        ----------

         Total earned premiums       $     7,266       $         2       $         -       $    7,264                 -
                                     ===========       ===========       ===========       ==========        ==========

Year ended December 31, 1998:
   Life insurance in force           $    28,182       $       566       $         -       $   27,616                 -
                                     ===========       ===========       ===========       ==========        ==========
   Premiums:
      Health insurance               $     5,435       $         -       $         -       $    5,435                 -
      Life insurance                         510                 2                 -              508                 -
                                     -----------       -----------       -----------       ----------        ----------
         Total earned premiums       $     5,945       $         2       $         -       $    5,943                 -
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


Date   MARCH 28, 2001                 By    /s/ PAUL S. AMOS
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



/s/ DANIEL P. AMOS           Chief Executive Officer,     MARCH 28, 2001
------------------------     President and Vice           ----------------
   (Daniel P. Amos)          Chairman of the Board
                             of Directors





/s/ KRISS CLONINGER, III     Executive Vice President,    MARCH 28, 2001
------------------------     Chief Financial Officer      ----------------
   (Kriss Cloninger, III)    and Treasurer





/s/ NORMAN P. FOSTER         Executive Vice President,    MARCH 28, 2001
------------------------     Corporate Finance            ----------------
   (Norman P. Foster)

  /s/  J. SHELBY AMOS, II             Director            MARCH 28, 2001
-----------------------------                             ----------------
      (J. Shelby Amos, II)



  /s/  MICHAEL H. ARMACOST            Director            MARCH 28, 2001
-----------------------------                             ----------------
      (Michael H. Armacost)



  /s/  M. DELMAR EDWARDS, M.D.        Director            MARCH 28, 2001
------------------------------                            ----------------
      (M. Delmar Edwards, M.D.)



  /s/  JOE FRANK HARRIS               Director            MARCH 28, 2001
------------------------------                            ----------------
      (Joe Frank Harris)



  /s/  ELIZABETH J. HUDSON                                MARCH 28, 2001
------------------------------        Director            ----------------
      (Elizabeth J. Hudson)



  /s/  KENNETH S. JANKE, SR.          Director            MARCH 28, 2001
------------------------------                            ----------------
      (Kenneth S. Janke, Sr.)



  /s/  CHARLES B. KNAPP               Director            MARCH 28, 2001
------------------------------                            ----------------
      (Charles B. Knapp)



                                      Director            MARCH 28, 2001
------------------------------                            ----------------
      (Takatsugu Murai)



                                      Director            MARCH 28, 2001
------------------------------                            ----------------
      (Yoshiki Otake)

  /s/  E. STEPHEN PURDOM              Director            MARCH 28, 2001
-------------------------------                           ----------------
      (E. Stephen Purdom)



  /s/  BARBARA K. RIMER               Director            MARCH 28, 2001
-------------------------------                           ----------------
      (Barbara K. Rimer)



  /s/  MARVIN R. SCHUSTER             Director            MARCH 28, 2001
------------------------------                            ----------------
      (Marvin R. Schuster)



  /s/  HENRY C. SCHWOB                Director            MARCH 28, 2001
------------------------------                            ----------------
      (Henry C. Schwob)



  /s/  J. KYLE SPENCER                Director            MARCH 28, 2001
------------------------------                            ----------------
      (J. Kyle Spencer)



  /s/  GLENN VAUGHN, JR.              Director            MARCH 28, 2001
------------------------------                            ----------------
      (Glenn Vaughn, Jr.)



  /s/  ROBERT L. WRIGHT               Director            MARCH 28, 2001
------------------------------                            ----------------
      (Robert L. Wright)

     EXHIBITS

         3.0 - Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038,
                 Exhibit 3.0.
         3.1   - Bylaws of the Company, as amended.
         4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.
        10.0* - American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).
        10.1* - AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
        10.2* - AFLAC Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.
        10.3*  - American Family Corporation Retirement Plan for Senior
                 Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006,
                 Exhibit 10.2.
        10.4*  - AFLAC Incorporated Supplemental Executive Retirement Plan,
                 as amended, effective January 1, 2001.
        10.5*  - AFLAC Incorporated Employment Agreement with Daniel P.
                 Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.
        10.6*  - American Family Life Assurance Company of Columbus
                 Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.
        10.7*  - AFLAC Incorporated Employment Agreement with Kriss
                 Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession
                 No. 0000004977-94-000006, Exhibit 10.6.
        10.8* - AFLAC Incorporated Employment Agreement with Paul S. Amos, dated August 1, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number
                 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.1.
        10.9*  - AFLAC Incorporated Deferred Compensation Agreement with
                 Paul S. Amos, dated July 15, 1997 - incorporated by reference from 1997 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-98-000006, Exhibit 10.11.

        10.10* - AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
        10.11* - AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.
        10.12* - AFLAC Incorporated Amended and Restated Management
                 Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.
        10.13* - AFLAC Incorporated Retirement Agreement with E. Stephen
                 Purdom, dated February 15, 2000.
        12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
        13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2000.
        21.0   - Subsidiaries.
        23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                 (1985).
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-3
                 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-8
                 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
               - Consent of independent auditor, KPMG LLP, to Form S-4
                 Registration Statement No. 333-78403 with respect to the Senior Notes.

 * Management contract or compensatory plan or agreement.

EXHIBITS FILED WITH CURRENT FORM 10-K

       3.1    - Bylaws of the Corporation, as amended.
      10.4*   - AFLAC Incorporated Supplemental Executive Retirement Plan,
                as amended, effective January 1, 2001.
      10.13*  - AFLAC Incorporated Retirement Agreement with E. Stephen
                Purdom, dated February 15, 2000.
      12.0 - Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
      13.0 - Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2000.
      21.0    - Subsidiaries.
      23.0 - Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan
                (1985).
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-3
                Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-8
                Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
              - Consent of independent auditor, KPMG LLP, to Form S-4
                Registration Statement No. 333-78403 with respect to the Senior Notes.

* Management contract or compensatory plan or agreement.