Form 10-Q
period 2001-03-31
AFLAC INC
filed 2001-05-09
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                  For the quarter ended March 31, 2001
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                           May 4, 2001
----------------------------                            ------------------
Common Stock, $.10 Par Value                            525,812,832 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                      Page
                                                                       No.
                                                                      ----

Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000. . . . . . . . . .       1

       Consolidated Statements of Earnings -
         Three Months Ended March 31, 2001 and 2000 . . . . . . .       3

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 2001 and 2000 . . . . . . .       4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000 . . . . . . .       5

       Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 2001 and 2000 . . . . . . .       7

       Notes to Consolidated Financial Statements . . . . . . . .       8

       Review by Independent Auditors . . . . . . . . . . . . . .      16

       Independent Auditors' Review Report. . . . . . . . . . . .      17

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .      18

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk. . . . . . . . . . . . . . . . . . . . .      32


Part II.  Other Information:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .      36

     Item 4.  Submission of Matters to a Vote
       of Security Holders. . . . . . . . . . . . . . . . . . . .      37

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      38



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                  March 31,    December 31,
                                                    2001           2000
                                                 (Unaudited)
                                                ------------   ------------

Assets:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost
      $18,634 in 2001 and $20,405 in 2000)        $  21,696     $  22,172
    Perpetual debentures (amortized cost
      $2,668 in 2001 and $2,347 in 2000)              2,757         2,046
    Equity securities (cost $139 in 2001
      and $161 in 2000)                                 176           236
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value $4,142 in
      2001 and $3,702 in 2000)                        3,915         3,645
    Perpetual debentures (fair value $3,261
      in 2001 and $3,323 in 2000)                     3,131         3,442
  Other investments                                      17            17
  Cash and cash equivalents                           1,075           609
                                                   --------      --------
    Total investments and cash                       32,767        32,167
 Receivables, primarily premiums                        324           301
 Accrued investment income                              316           380
 Deferred policy acquisition costs                    3,559         3,685
 Property and equipment, at cost less
   accumulated depreciation                             463           481
 Other                                                  212           218
                                                   --------      --------
    Total assets                                  $  37,641     $  37,232
                                                   ========      ========

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)

                                                  March 31,    December 31,
                                                    2001           2000
                                                 (Unaudited)
                                                ------------   ------------

Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                      $  25,515      $  26,114
      Unpaid policy claims                            1,704          1,745
      Unearned premiums                                 360            361
      Other policyholders' funds                        383            346
                                                   --------       --------
        Total policy liabilities                     27,962         28,566
    Notes payable                                     1,035          1,079
    Income taxes                                      2,199          1,894
    Payables for return of cash collateral
      on loaned securities                              248            127
    Payable for security transactions                   169              -
    Other                                               810            872
                                                   --------       --------
      Total liabilities                              32,423         32,538
                                                   --------       --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 1,000,000 shares; issued 645,605
      shares in 2001 and 644,813 shares in 2000          65             32
    Additional paid-in capital                          312            336
    Retained earnings                                 4,112          3,956
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains     200            194
      Unrealized gains on investment securities       1,980          1,474
      Unrealized gains (losses) on derivatives           (1)             -
    Treasury stock, at average cost                  (1,450)        (1,298)
                                                   --------       --------
      Total shareholders' equity                      5,218          4,694
                                                   --------       --------
      Total liabilities and shareholders' equity  $  37,641      $  37,232
                                                   ========       ========
      Shareholders' equity per share              $    9.93      $    8.87
                                                   ========       ========

See the accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been restated to reflect the two-for-one stock split distributed March 16, 2001.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Earnings

(In millions, except for share and           Three Months Ended March 31,
 per-share amounts - Unaudited)              ----------------------------
                                                 2001            2000
                                               --------        --------

Revenues:
  Premiums, principally supplemental
   health insurance                            $  2,029        $  2,020
  Net investment income                             382             376
  Realized investment losses                         (1)             (2)
  Other income                                       11               4
                                                -------         -------
        Total revenues                            2,421           2,398
                                                -------         -------
Benefits and expenses:
  Benefits and claims                             1,606           1,620
  Acquisition and operating expenses:
    Amortization of deferred policy
     acquisition costs                               80              69
    Insurance commissions                           250             255
    Insurance expenses                              184             189
    Interest expense                                  5               5
    Other operating expenses                         22              17
                                                -------         -------
        Total acquisition and
         operating expenses                         541             535
                                                -------         -------
        Total benefits and expenses               2,147           2,155
                                                -------         -------
        Earnings before income taxes                274             243
Income taxes                                         96              87
                                                -------         -------
        Net earnings                           $    178        $    156
                                                =======         =======
Net earnings per share:
  Basic                                        $    .34        $    .29
  Diluted                                           .33             .29
                                                =======         =======
Shares used in computing
 earnings per share (In thousands):
  Basic                                         528,180         531,199
  Diluted                                       541,767         544,523
                                                =======         =======
Cash dividends per share                       $   .043        $   .038
                                                =======         =======

See the accompanying Notes to Consolidated Financial Statements.

Share and per-share amounts have been restated to reflect the two-for-one stock split distributed March 16, 2001.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             (In millions, except for per-share amounts - Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2001            2000
                                                   ------          ------
Common Stock:
  Balance at beginning of period                  $    32         $    32
  Exercise of stock options                             1               -
  Two-for-one stock split                              32               -
                                                   ------          ------
  Balance at end of period                             65              32
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of period                      336             310
  Exercise of stock options                             2               7
  Gain on treasury stock reissued                       6               3
  Two-for-one stock split                             (32)              -
                                                   ------          ------
  Balance at end of period                            312             320
                                                   ------          ------
Retained earnings:
  Balance at beginning of period                    3,956           3,356
  Net earnings                                        178             156
  Dividends to shareholders ($.043 per share
   in 2001 and $.038 in 2000)                         (22)            (19)
                                                   ------          ------
  Balance at end of period                          4,112           3,493
                                                   ------          ------

Accumulated other comprehensive income:
  Balance at beginning of period                    1,668           1,264
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                          6             (51)
  Change in unrealized gains (losses) on
   investment securities during period, net
   of income taxes                                    505             176
                                                   ------          ------
   Balance at end of period                         2,179           1,389
                                                   ------          ------
Treasury stock:
  Balance at beginning of period                   (1,298)         (1,094)
  Purchases of treasury stock                        (162)            (81)
  Cost of shares issued                                10               8
                                                   ------          ------
  Balance at end of period                         (1,450)         (1,167)
                                                   ------          ------
  Total shareholders' equity                      $ 5,218         $ 4,067
                                                   ======          ======

See the accompanying Notes to Consolidated Financial Statements.

Per-share amounts have been restated to reflect the two-for-one stock split distributed March 16, 2001.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                     2001        2000
                                                    ------      ------

Cash flows from operating activities:
  Net earnings                                     $   178     $   156
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                     640         688
    Deferred income taxes                               39          38
    Change in income taxes payable                     327         147
    Increase in deferred policy
     acquisition costs                                 (76)        (81)
    Change in receivables and advance premiums          38          12
    Realized investment and derivative
     (gains) losses                                     (2)          2
    Other, net                                         137         (53)
                                                    ------      ------
      Net cash provided by operating activities      1,281         909
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed maturities sold                            618         207
      Fixed maturities matured                         150         121
      Equity securities                                 58          15
    Other investments, net                               -          (1)
  Costs of investments acquired:
    Securities available for sale:
      Fixed maturities                                (960)     (1,377)
      Perpetual debentures                            (509)         (1)
      Equity securities                                (24)        (27)
  Cash received as collateral on
    loaned securities, net                             137         340
  Additions to property and equipment, net             (16)         (1)
  Other, net                                            (3)          -
                                                    ------      ------
     Net cash used by investing activities         $  (549)    $  (724)
                                                    ------      ------

See the accompanying Notes to Consolidated Financial Statements.


(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2001          2000
                                                      ------        ------
Cash flows from financing activities:
  Principal payments under debt obligations          $    (3)      $    (4)
  Dividends paid to shareholders                         (21)          (18)
  Purchases of treasury stock                           (162)          (81)
  Treasury stock reissued                                 13             6
  Other, net                                               1             7
                                                      ------        ------
    Net cash used by financing activities               (172)          (90)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                   (94)          (19)
                                                      ------        ------
    Net change in cash and cash equivalents              466            76

Cash and cash equivalents, beginning of period           609           616
                                                      ------        ------
Cash and cash equivalents, end of period             $ 1,075       $   692
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest paid                                    $     2       $     3
    Income taxes paid                                      1             -
  Impairment loss on available-for-sale security          42             -
  Noncash financing activities:
    Capital lease obligations                              5             4
    Treasury shares issued to AFL stock plan for:
      Shareholder dividend reinvestment                    1             1
      Associates stock bonus                               3             4


See the accompanying Notes to Consolidated Financial Statements.

                     AFLAC INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Income
                          (In millions - Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2001          2000
                                                   ------        ------

Net earnings                                      $   178       $   156
                                                   ------        ------
Other comprehensive income, before
 income taxes:
  Change in unrealized foreign currency
    translation gains (losses) arising
    during the period                                  61            32
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding gains (losses)
      arising during the period                       697           232
    Reclassification adjustment for realized
      (gains) losses included in net earnings           1             2
  Change in unrealized holding gains (losses)
    on derivatives arising during the period           (1)            -
                                                   ------        ------
        Total other comprehensive income,
         before income taxes                          758           266
Income tax expense related to items
 of other comprehensive income                        247           141
                                                   ------        ------
        Other comprehensive income,
         net of income taxes                          511           125
                                                   ------        ------
        Total comprehensive income                $   689       $   281
                                                   ======        ======

See the accompanying Notes to Consolidated Financial Statements.

                    AFLAC INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of March 31, 2001, and the consolidated statements of earnings, cash flows, shareholders' equity and comprehensive income for the three month periods ended March 31, 2001 and 2000. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations, based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are: deferred policy acquisition costs and liabilities for future policy benefits and unpaid policy claims. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 2000.

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.


2.  Accounting Pronouncements

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is included in either earnings or other comprehensive income depending on the intended use of the derivative instrument.

     This standard changed the accounting for our interest rate swaps and the interest component of the cross-currency swaps. In accordance with SFAS No. 133, we are required to recognize in net earnings the change in unrealized gains/losses on the interest component of our cross-currency swaps. Unrealized gains and losses in the fair value of our interest rate swaps will be reflected in accumulated other comprehensive income.

     The cumulative transition effect of adopting this new accounting standard as of January 1, 2001, was immaterial. As a result of applying this new standard during the three months ended March 31, 2001, pretax earnings increased by $3 million for the change in fair value of the interest component of our cross-currency swaps, and accumulated other comprehensive income decreased by $1 million for the change in fair value of our interest rate swaps.

     See Note 5 for additional information on our derivative and nonderivative financial instruments.


3.  Segment Information

     Information regarding components of operations for the three months ended March 31 follows:

(In millions)                                       2001         2000
                                                  --------     --------
Revenues:
  AFLAC Japan:
    Earned premiums                               $  1,591     $  1,646
    Net investment income                              305          306
    Other income                                        (1)           -
                                                   -------      -------
      Total AFLAC Japan revenues                     1,895        1,952
                                                   -------      -------
  AFLAC U.S.:
    Earned premiums                                    439          374
    Net investment income                               73           67
    Other income                                         1            1
                                                   -------      -------
      Total AFLAC U.S. revenues                        513          442
                                                   -------      -------
  Other business segments                                8            6
                                                   -------      -------
      Total business segments                        2,416        2,400
  Realized investment and derivative
    gains (losses)                                       2           (2)
  Corporate*                                             9            8
  Intercompany eliminations                             (6)          (8)
                                                   -------      -------
      Total revenues                              $  2,421     $  2,398
                                                   =======      =======
Earnings before income taxes:
  AFLAC Japan                                     $    204     $    188
  AFLAC U.S.                                            81           70
                                                   -------      -------
      Total business segments                          285          258
  Realized investment and derivative
    gains (losses)                                       1           (2)
  Interest expense, noninsurance operations             (4)          (4)
  Corporate*                                            (8)          (9)
                                                   -------      -------
      Total earnings before income taxes          $    274     $    243
                                                   =======      =======
*Includes investment income of $4 in 2001 and $3 in 2000.

    Assets were as follows:
                                              March 31,        December 31,
 (In millions)                                  2001               2000
                                            ------------       -----------
Assets:
  AFLAC Japan                                 $  32,139         $  31,882
  AFLAC U.S.                                      5,247             4,964
  Other business segments                            78                46
                                               --------          --------
    Total business segments                      37,464            36,892
  Corporate                                       6,450             5,993
  Intercompany eliminations                      (6,273)           (5,653)
                                               --------          --------
    Total assets                              $  37,641         $  37,232
                                               ========          ========


4.  Notes Payable

     A summary of notes payable is as follows:
                                                   March 31,   December 31,
 (In millions)                                        2001         2000
                                                  ----------   -----------
6.50% senior notes due April 2009 (principal
 amount $450)                                        $   449     $   449
1.55% yen-denominated Samurai notes due October
 2005 (principal amount 30 billion yen)                  242         261
Unsecured, yen-denominated notes payable to banks:
  Reducing revolving credit agreement, due
   July 2001:
    2.29% fixed interest rate                             91          99
    Variable interest rate (.83% at
      March 31, 2001)                                     13          14
  Revolving credit agreement, due November 2002:
    1.24% fixed interest rate                             63          68
    Variable interest rate (.78% at
      March 31, 2001)                                    146         157
Obligations under capitalized leases payable
  monthly through 2005, secured by computer
  equipment in Japan                                      31          31
                                                      ------      ------
    Total notes payable                              $ 1,035     $ 1,079
                                                      ======      ======

     For those loans denominated in yen, the principal amount of the loans as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate.

     In September 2000, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale to United States residents or entities. In October 2000, we issued in Japan 30 billion yen of 1.55% Samurai notes due October 2005 ($242 million using the March 31, 2001 exchange rate). These notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium.

     In April 1999, we issued $450 million of 6.50% senior notes, due April 2009. The current outstanding balance after discount is $449 million. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have entered into cross-currency swaps that have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations (see Note 5).

     We have an unsecured reducing, revolving credit agreement that provides for bank borrowings through July 2001 in either U.S. dollars or Japanese yen. The current borrowing limit is $125 million. The debt is currently payable in Japanese yen. At March 31, 2001, 11.4 billion yen ($91 million) was outstanding at a fixed interest rate and 1.6 billion yen ($13 million) was outstanding at a variable interest rate under this agreement.

     We also have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 in either U.S. dollars or Japanese yen. The current borrowing limit is $250 million. The debt is currently payable in Japanese yen. At March 31, 2001, 7.8 billion yen ($63 million) was outstanding at a fixed interest rate and 18.1 billion yen ($146 million) was outstanding at a variable interest rate under this agreement.

     At March 31, 2001, we had outstanding interest rate swaps on 19.1 billion yen ($154 million) of our variable-interest-rate yen-denominated borrowings (see Note 5).


5.  Financial Instruments

     We have only limited activity with derivative financial instruments.
We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. Our risk management objectives are to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations and also reduce our interest expense by converting the dollar-denominated principal and interest into yen-denominated obligations. We currently use two types of derivatives: interest rate swaps and cross-currency swaps.

Derivative Hedging Instruments

     We have cross-currency swaps outstanding related to our $450 million senior notes (see Note 4). These cross-currency swaps have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. Our interest expense is reduced from 6.50% to 1.67%. The notional amount and terms of the swaps match the principal amount and terms of the senior notes. The cross-currency swaps have been designated as a hedge of the foreign currency exposure of our net investment in AFLAC Japan.

     The fair value of the cross-currency swaps includes three components: the effect of changes in foreign currency exchange rates, the accrued interest at the valuation date, and the effect of changes in interest rates.

     The currency portion of our cross-currency swaps is included at fair value in other assets at $2 million as of March 31, 2001, and in other liabilities at $34 million at December 31, 2000. The related $36 million increase in fair value during the three months ended March 31, 2001

(a $19 million increase during the three months ended March 31, 2000) is reflected in accumulated other comprehensive income - unrealized foreign currency translation gains (losses).

     The ineffective portion of the hedge instrument is the fair value of the interest components of the cross-currency swaps. At March 31, 2001, the accrued interest receivable was $10 million. The balance was $4 million at December 31, 2000. The change in the accrued interest receivable is included in interest expense. The increase in fair value related to changes in interest rates ($3 million) is reflected in other assets and other income.

     The fair value of the interest components, not related to accrued interest, was not reflected in the financial statements prior to January 1, 2001.

     At March 31, 2001, we had outstanding interest rate swaps on 19.1 billion yen ($154 million) of our variable-interest-rate yen-denominated borrowings (Note 4). These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. The interest rate swaps have notional principal amounts that equal the anticipated unpaid principal amounts on a portion of these loans. After the effect of these swap agreements, we make fixed-rate payments at 2.29% on one loan and 1.24% on another loan and receive floating-rate payments (.13% at March 31, 2001, plus loan costs of 25 and 20 basis points, respectively) based on three-month Japanese yen LIBOR. The terms of these swap agreements expire in July 2001 and November 2002. For additional information on the credit agreements, see Note 4.

     Our risk management objective is to fix the net interest cash outflows on a portion of our debt obligations. We have designated these interest rate swaps as a cash flow hedge of our exposure to the variability in future cash flows attributable to the variable interest payments due. These interest rate swaps are included in other liabilities at a fair value of $1 million at March 31, 2001, and the change in such fair value during the three months ended March 31, 2001 is reflected in accumulated other comprehensive income. The fair value of the interest rate swaps was not reflected in the financial statements prior to January 1, 2001. For additional information on the adoption of SFAS No. 133 and our accounting for derivatives, see Note 2.

Nonderivative Hedging Instruments

     The following yen-denominated debt instruments (see Note 4) have been designated as hedges of the foreign currency exposure of our net investment in AFLAC Japan - the 1.55% Samurai notes due October 2005, principal amount
30.0 billion yen; the reducing, revolving credit agreement due July 2001, currently payable in Japanese yen, principal amount 12.9 billion yen; and the unsecured, revolving credit agreement due November 2002, currently payable in Japanese yen, principal amount 25.8 billion yen.

Other Nonderivatives

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2001, and December 31, 2000, we had security loans outstanding in the amounts of $243 million and $123 million at fair value, respectively. At March 31, 2001, and December 31, 2000, we held cash in the amount of $248 million and $127 million, respectively, as collateral for loaned securities.

     For loans involving unrestricted cash collateral, the collateral is recorded as an asset with a corresponding liability for the return of the collateral. For loans collateralized by securities, the collateral is not recorded as an asset or liability.

     Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% and 100% or more, respectively, of the fair value of the loaned securities as of the date the securities are loaned and not less than 100% thereafter.


6.  Investment Securities

Realized Investment Gains and Losses

     In March 2001, we recognized a pretax impairment loss of $42 million in realized investment gains and losses on the corporate debt securities of a U.S. issuer, which experienced a significant credit rating downgrade during the first quarter of 2001. These debt securities are carried in the available-for-sale category.

     We also executed several bond sales and purchase transactions during the first quarter in an effort to increase investment income and extend investment maturities. The sales of these debt securities resulted in pretax realized investment gains of $21 million.

     Also, in the first quarter of 2001, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers.

Unrealized Investment Gains and Losses

     The unrealized gains and losses on debt securities, less amounts applicable to policy liabilities and deferred income taxes, are reported in accumulated other comprehensive income. The portion of unrealized gains credited to policy liabilities represents gains that would not inure to the benefit of our shareholders if such gains were actually realized.

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               March 31,     December 31,
                                                   2001           2000
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    3,188      $    1,541
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                      693           1,001
   Less:
     Policy liabilities                               643               -
     Deferred income taxes                          1,258           1,068
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    1,980      $    1,474
                                                =========       =========


     As of March 31, 2001, new Japanese accounting principles and regulatory requirements became effective, which impact investment classifications and solvency margin calculations on a Japanese accounting basis. As a result of these new regulatory requirements, we re-evaluated AFLAC Japan's investment portfolio and our holding period intent related to certain investment securities. In order to minimize future unfavorable solvency margin results under the new Japanese accounting methods, debt securities with amortized cost of $1.8 billion were reclassified from the held-to-maturity category to the available-for-sale category as of March 31, 2001. The related unamortized unrealized gain, included in accumulated other comprehensive income immediately prior to the transfer, was $327 million.

     We also reclassified debt securities with a fair value of $2.3 billion from the available-for-sale category to the held-to-maturity category as of March 31, 2001. The related unrealized gain of $118 million is being amortized from accumulated other comprehensive income to investment income over the remaining term of the securities. The related premium in the carrying value of the debt securities that was created when the reclassification occurred is also being amortized as an offsetting charge to investment income.

7.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:

                                                   2001            2000
 (In thousands of shares)                      ----------      ----------

Common stock - issued:
  Balance at beginning of year                    644,813         640,698
  Exercise of stock options                           792           2,292
                                                 --------        --------
  Balance at end of period                        645,605         642,990
                                                 --------        --------
Treasury stock:
  Balance at beginning of year                    115,603         109,216
  Purchases of treasury stock:
    Open market                                     5,387           4,087
    Other                                             165              95
  Shares issued to AFL Stock Plan                    (460)           (458)
  Exercise of stock options                          (332)           (316)
                                                 --------        --------
  Balance at end of period                        120,363         112,624
                                                 --------        --------
Shares outstanding at end of period               525,242         530,366
                                                 ========        ========


     On February 13, 2001, the board of directors declared a two-for-one stock split, consisting of 323 million shares, payable to shareholders of record at the close of business on February 27, 2001. The stock split was distributed on March 16, 2001. Share and per-share amounts have been retroactively adjusted to reflect this split.


8.  Litigation

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

                     REVIEW BY INDEPENDENT AUDITORS


     The March 31, 2001, and 2000, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

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
Atlanta, GA 30308



                   INDEPENDENT AUDITORS' REVIEW REPORT


The shareholders and board of directors AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 2001, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those financial statements.




                                                  KPMG LLP



Atlanta, GA
April 24, 2001

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health and life insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

     On February 13, 2001, the board of directors declared a two-for-one stock split, effectively increasing the numbers of issued and outstanding shares by 100%. All share and per-share amounts have been restated for the split.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations by business segment for the periods shown.

             SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                 (In millions, except for per-share amounts)

                                          Three Months Ended March 31,
                                     --------------------------------------
                                     Percentage Change     2001      2000
                                     -----------------   ------------------
Operating earnings:
  AFLAC Japan. . . . . . . . . . . .           8.1%       $  204    $  188
  AFLAC U.S. . . . . . . . . . . . .          16.7            81        70
                                                           -----     -----
    Total business segments. . . . .          10.5           285       258
  Interest expense,
    noninsurance operations. . . . .          (4.8)           (4)       (4)
  Corporate and eliminations . . . .           2.5            (8)       (8)
                                                           -----     -----
    Pretax operating earnings. . . .          11.0           273       246
  Income taxes . . . . . . . . . . .          10.4            96        87
                                                           -----     -----
    Operating earnings . . . . . . .          11.4           177       159
Nonoperating items:

  Derivative gains (losses), net
    of tax                                                     3         -
  Realized investment gains
    (losses), net of tax . . . . . .                          (2)       (3)
                                                           -----     -----
    Net earnings . . . . . . . . . .          14.0        $  178    $  156
                                                           =====     =====
Operating earnings per basic share .          10.0        $  .33    $  .30
Operating earnings per diluted share          13.8           .33       .29
                                                           =====     =====
Net earnings per basic share . . . .          17.2        $  .34    $  .29
Net earnings per diluted share . . .          13.8           .33       .29
                                                           =====     =====
============================================================================

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment and derivative gains/losses. Operating earnings per share amounts referenced in the following discussion are based on the diluted number of average outstanding shares and retroactively reflect the two-for-one stock split distributed March 16, 2001. For the first quarter of 2001, the weakening yen, or strengthening dollar, will mask our true operating performance. Our business, in functional currency terms, continues to be strong, and we believe it is more appropriate to measure our performance excluding the effect of the yen in order to understand the basic operating results of the business.


FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The following table illustrates the effect of foreign currency translation by comparing our reported operating results with those that would have been reported had foreign currency rates remained unchanged from the comparable period in the prior year.

                   AFLAC Incorporated and Subsidiaries
          Foreign Currency Translation Effect on Operating Results
                    Three Months Ended March 31, 2001

                                           Including           Excluding
                                           Currency            Currency
Percentage changes over previous year      Changes             Changes*
-------------------------------------    -----------         -----------
Premium income                                 .5%                8.6%
Net investment income                         1.5                 7.4
Operating revenues                             .8                 8.5
Total benefits and expenses                   (.4)                7.7
Operating earnings                           11.4                16.1
Operating earnings per diluted share         13.8                17.2
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================


     The yen weakened in relation to the dollar during 2000 and the first quarter of 2001 after a period of strengthening beginning in 1998. The average yen-to-dollar exchange rates were 118.14 and 107.13 for the three months ended March 31, 2001 and 2000, respectively. The weakening of the yen in 2001 decreased operating earnings by approximately $.01 per share for the three months ended March 31, 2001. Operating earnings per share increased 13.8% to $.33 for the three-month period ended March 31, 2001, compared with the same period in 2000. Operating earnings per share, excluding the effect of foreign currency translation, increased 17.2%, to $.34 for the quarter ended March 31, 2001 compared with the same period in 2000.

     Our primary financial objective is the growth of operating earnings per share excluding the effect of foreign currency fluctuations. Our objective for 2001 and 2002 is to increase operating earnings per share by 15% to 17% excluding the impact of currency translation.

     We expect to achieve the high end of our objective for 2001. If we achieve a 17% increase, the following table shows the likely results for operating earnings per share in 2001 using various yen-to-dollar exchange rate scenarios.

                          2001 Operating EPS Scenarios
                          ----------------------------
        Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 2000         on EPS
     -------------     ----------------      ---------       ----------
        100.00             $ 1.45               20.8%          $  .05
        105.00               1.42               18.3              .02
        107.83*              1.40               16.7                -
        110.00               1.39               15.8             (.01)
        115.00               1.36               13.3             (.04)
        120.00               1.33               10.8             (.07)
        125.00               1.30                8.3             (.10)
        130.00               1.28                6.7             (.12)

     *Actual 2000 average exchange rate.


     We believe we will achieve the high end of our earnings objective for the year. If we reach that target and the yen averages 120 to 125 to the dollar for the remainder of the year, we would expect operating earnings for the full year to be in the range of $1.33 to $1.30 per share.


SHARE REPURCHASE PROGRAM

     During the first quarter, we purchased approximately 5 million shares of our stock. As of March 31, 2001, we had approximately 11 million shares available for repurchase under the share repurchase program authorized by the board of directors.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the three months ended March 31, 2001 and 2000 were 35.2% and 35.4%, respectively.


INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranked second in terms of individual policies in force and 12th in terms of assets according to Financial Services Agency (FSA) data as of September 30, 2000.

     The following table presents a summary of AFLAC Japan's operating results.

                                AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS
                        THREE MONTHS ENDED MARCH 31,

(In millions)                                     2001             2000
                                               ---------------------------
Premium income. . . . . . . . . . . . .        $  1,591          $  1,646
Investment income . . . . . . . . . . .             305               306
Other income. . . . . . . . . . . . . .              (1)                -
                                               --------          --------
  Total revenues. . . . . . . . . . . .           1,895             1,952
                                               --------          --------
Benefits and claims . . . . . . . . . .           1,334             1,385
Operating expenses. . . . . . . . . . .             357               379
                                               --------          --------
  Total benefits and expenses . . . . .           1,691             1,764
                                               --------          --------

    Pretax operating earnings . . . . .        $    204          $    188
                                               ========          ========
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income. . . . . . . . . . . .            (3.4)%            17.7%
  Investment income . . . . . . . . . .             (.4)             17.1
  Total revenues. . . . . . . . . . . .            (2.9)             17.6
  Pretax operating earnings . . . . . .             8.1              19.1

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income. . . . . . . . . . . .             6.6%              8.2%
  Investment income . . . . . . . . . .             9.9               7.4
  Total revenues. . . . . . . . . . . .             7.0               8.0
  Pretax operating earnings . . . . . .            19.3               9.1

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . . . . . .            70.4%             70.9%
  Operating expenses. . . . . . . . . .            18.9              19.5
  Pretax operating earnings . . . . . .            10.7               9.6

============================================================================

     The average yen/dollar exchange rate used to translate AFLAC Japan's income statement was 118.14, compared with an average rate of 107.13 in the first quarter of 2000. This 9.3% weakening of the average exchange rate for the quarter held down rates of growth for AFLAC Japan in dollar terms and inflated rates of growth in yen terms.

     Despite a difficult economic environment, AFLAC Japan performed very well in the first quarter. Premium income in yen rose 6.6%. Because approximately 25% of AFLAC Japan's investment income is dollar denominated, increases as reported in yen for total revenues, net investment income and pretax operating earnings were magnified.

     The following table illustrates the effect of foreign currency translation on AFLAC Japan by comparing certain operating results with those that would have been reported had foreign exchange rates remained unchanged from the comparable period in the previous year:

                                               Including       Excluding
                                               Currency        Currency
                                               Changes         Changes*
                                              -----------     -----------
Percentage changes in yen over previous year
  Net investment income                           9.9%            7.2%
  Total revenues                                  7.0             6.6
  Pretax operating earnings                      19.3            15.3
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes on dollar-denominated investment income were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================


     The operating expense ratio decline is due to the decrease in the commission expense ratio resulting from a shift to newer products which have lower commissions and the implementation of our alternative commission structure which pays higher first year commissions but lower renewal commissions for a limited time period. Partially offsetting the decrease in commission expenses, amortization of deferred acquisition costs increased
during the quarter due to a slight decline in persistency in Japan.   The
benefit ratio has decreased slightly as the mix of business continues to shift to newer products, which have lower loss ratios than the earlier versions of our cancer life products.


JAPANESE ECONOMY

     For the last several years, Japan has been working to overcome its depressed economy. The financial strength of many Japanese businesses continued to deteriorate with some experiencing bankruptcy or requesting financial protection or assistance. As we have indicated in the past, Japan's weak economy has created a challenging environment for AFLAC Japan, as yields available for new yen-denominated investments remain at historically low levels and consumer confidence continues to lag. The time required for the Japanese economy to fully recover remains uncertain.


AFLAC JAPAN SALES

     AFLAC Japan's new annualized premium sales in the first quarter rose 3.6% to 23.1 billion yen, or $194 million. The cancer products and related riders continued to lead our production. The cancer life product accounted for 27.6% of total sales. Rider MAX, the popular rider to our cancer life coverage, represented approximately 27.3% of total sales. Ordinary life and annuities, which showed solid gains, represented 28.8% of sales during the quarter.

     In addition to strong sales growth, we also continued to grow our distribution system in Japan. At the end of the first quarter, AFLAC Japan was represented by more than 45,000 licensed sales associates at 9,100 corporate and individual agencies. We believe that additional agencies will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image.

     We continued to invest in marketing to improve sales. An improved incentive pay system for AFLAC Japan's employed sales managers was introduced in 2000 to provide better rewards for sales performance. We introduced a new optional commission contract in July 2000 that was structured to attract new agents. The new contract pays a higher first-year commission and limits renewal commissions to nine years. Our original contract pays renewal commissions for the life of the policy.

     We also increased expenditures for expanded sales promotion efforts in Japan and will continue to do so throughout 2001 and we will continue to aggressively promote our brand and products through advertising. We plan on improving the products we offer and introducing new ones. We will invest in new technologies, including our laptop sales aid, to maintain our cost and service advantages.

     We also continued to refine our product line. In mid-2000, we began selling new, lower-premium cancer life and care products to meet the needs of cost-sensitive buyers. At the end of 2000, we introduced 21st Century Cancer Life. This new cancer life product offers a variety of coverage choices and low monthly premiums to our customers. As a result, employers will be able to customize an AFLAC cancer life policy that best suits the needs of their workers.

     In the third quarter of 2000, AFLAC Japan and Dai-ichi Mutual Life Insurance Company (Dai-ichi Life) agreed to a major marketing alliance that anticipates the sale of each company's products through their respective distribution systems. The initial focus will be the sale of AFLAC Japan's cancer life and Rider MAX products through Dai-ichi Life's sales force of 50,000 people. Dai-ichi Life began its initial sales of AFLAC products at the end of March with sales of approximately 7,800 policies to its employees. We expect to see increased sales contributions as this alliance matures.


AFLAC JAPAN INVESTMENTS

     Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities remained low in the first quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 1.84% during the first three months of the year, compared with 2.37% in the fourth quarter of 2000. However, we purchased yen-denominated securities at an average yield of 3.47% in the quarter by focusing on selected sectors of the fixed-maturity market. Including dollar-denominated investments, our blended new money yield was 3.74% for the quarter.

     At the end of the first quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 5.00%, compared with 5.14% a year ago. The return on average invested assets, net of investment expenses, was 4.79% for the three months ended March 31, 2001, compared with 4.88% a year ago.

INSURANCE DEREGULATION IN JAPAN

     Trade talks in 1994 and 1996 between the governments of the United States and Japan, and Japan's 1996 plan for a financial "Big Bang," produced a framework for the deregulation of the Japanese insurance industry. These measures called for the gradual liberalization of the industry through the year 2001 and included provisions to avoid "radical change" in the third sector of the insurance industry. AFLAC and other foreign-owned insurers, as well as many small to medium-sized Japanese insurers, operate primarily in the third sector.

     As of January 1, 2001, additional insurance companies were permitted to sell the type of third-sector products that AFLAC Japan currently offers.
We anticipate that by July 1, 2001, all insurance companies will be permitted to compete in the third sector. We recognize that we will face increased competition in the future, however, we continue to believe we will be a very strong competitor because our low-cost structure allows us to provide competitive benefits and services to policyholders and above-average compensation to our sales force.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                 AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS
                        THREE MONTHS ENDED MARCH 31,

(In millions)                                      2001              2000
                                                --------------------------
Premium income. . . . . . . . . . . . .          $  439            $  374
Investment income . . . . . . . . . . .              73                67
Other income. . . . . . . . . . . . . .               1                 1
                                                  -----             -----
  Total revenues. . . . . . . . . . . .             513               442
                                                  -----             -----
Benefits and claims . . . . . . . . . .             272               235
Operating expenses. . . . . . . . . . .             160               137
                                                  -----             -----
  Total benefits and expenses . . . . .             432               372
                                                  -----             -----
    Pretax operating earnings . . . . .          $   81            $   70
                                                  =====             =====
----------------------------------------------------------------------------
Percentage changes
 over previous period:
  Premium income. . . . . . . . . . . .            17.4%             13.4%
  Investment income . . . . . . . . . .             9.1              15.2
  Total revenues. . . . . . . . . . . .            16.2              13.7
  Pretax operating earnings . . . . . .            16.7              11.4

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . . . . . .            53.0%             53.3%
  Operating expenses. . . . . . . . . .            31.1              30.9
  Pretax operating earnings . . . . . .            15.9              15.8

============================================================================

AFLAC U.S. SALES

    New annualized premium sales rose 34.5% in the first quarter to $202 million, marking the second best quarter in AFLAC's history. Accident/disability insurance again led our sales for the quarter, accounting for more than 53% of total sales. Cancer expense insurance also produced strong results, accounting for nearly 22% of total sales. AFLAC's indemnity dental product continued to sell extremely well, accounting for more than 7% of sales for the first three months of the year. Introduced in July 2000, the dental product is the most successful product introduction in our history.

     AFLAC U.S. continues to rapidly expand its sales force. During the first quarter, the average number of associates producing business on a monthly basis increased 25.8%, compared with the three months ended March 31, 2000, to more than 12,500 agents. We believe the expansion of our distribution system has benefited from our current advertising campaign, which has dramatically increased awareness of AFLAC and its products.

AFLAC U.S. INVESTMENTS

     During the first three months of 2001, available cash flow was invested at an average yield-to-maturity of 7.87% compared with 8.11% during the first three months of 2000. The overall return on average invested assets, net of investment expenses, was 7.71% for the first three months of 2001 compared with 7.60% for the first three months of 2000.


AFLAC U.S. OTHER

     Management expects the operating expense ratio, excluding discretionary advertising expenses, to remain relatively level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to our advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has been relatively stable. The mix of business has shifted toward accident/disability policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. Management expects the pretax operating profit margin to be approximately 16% for the full year.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard No. 133 effective January 1, 2001 and recognized $3 million of gains in earnings for the quarter ended March 31, 2001 from the change in the fair value of the interest component of our cross-currency swaps. This new accounting standard will increase volatility in reported net earnings in the future. For additional information, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.


ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 2000, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow with 99.5% classified as investment-grade securities.

     The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2001, was 123.90 yen to one U.S. dollar, or 7.4% weaker than the December 31, 2000 exchange rate of 114.75. The weaker yen decreased reported investments and cash by $2.1 billion, total assets by $2.4 billion, and total liabilities by $2.3 billion, compared with the amounts that would have been reported for 2001 if the exchange rate had remained unchanged from year-end 2000.

INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $3.5 billion on investment securities at March 31, 2001, consisted of $3.8 billion in gross unrealized gains and $301 million in gross unrealized losses.

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

                                March 31,        December 31,
                                  2001               2000
                              ------------       ------------
              AAA                  3.7%              25.0%
              AA                  43.0               22.4
              A                   37.0               36.8
              BBB                 15.8               15.1
              BB                    .5                 .7
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====

     The decrease in AAA-rated debt securities during the first quarter is primarily due to a credit rating change on Japanese government bonds.

     In March 2001, we recognized a pretax impairment loss of $42 million in realized investment gains and losses on the corporate debt securities of a U.S. issuer, which experienced a significant credit rating downgrade during the first quarter of 2001. These debt securities are carried in the available-for-sale category.

     We also executed several bond sales and purchase transactions during the first quarter in an effort to increase investment income and extend investment maturities. The sales of these debt securities resulted in pretax realized investment gains of $21 million.

     Also, in the first quarter of 2001, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers.

     As of March 31, 2001, new Japanese accounting principles and regulatory requirements became effective, which impact investment classifications and solvency margin calculations on a Japanese accounting basis. As a result of these new regulatory requirements, we re-evaluated AFLAC Japan's investment portfolio and our holding period intent related to certain investment securities. In order to minimize future unfavorable solvency margin results under the new Japanese accounting methods, debt securities with amortized cost of $1.8 billion were reclassified from the held-to-maturity category to the available-for-sale category as of March 31, 2001. The related unamortized unrealized gain, included in accumulated other comprehensive income immediately prior to the transfer, was $327 million.

     We also reclassified debt securities with a fair value of $2.3 billion from the available-for-sale category to the held-to-maturity category as of March 31, 2001. The related unrealized gain of $118 million is being amortized from accumulated other comprehensive income to investment income over the remaining term of the securities. See Note 6 of the Notes to the Consolidated Financial Statements.

     Private placement investments, at amortized cost, accounted for 52.6% and 51.5% of our total debt securities as of March 31, 2001 and December 31, 2000, respectively. Of the total private placements, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for 30.1% and 31.5% of total private placement investments as of March 31, 2001 and December 31, 2000, respectively. AFLAC Japan has invested in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to prudent standards for credit quality. Most of AFLAC's private placements are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     The following table presents an analysis of investment securities:

                              AFLAC Japan                 AFLAC U.S.
                      -------------------------   -------------------------
                        March 31,   December 31,    March 31,   December 31,
(In millions)             2001         2000           2001         2000
                      -------------------------   -------------------------
Securities available
 for sale, at fair
 value:
  Fixed maturities      $18,110      $18,616        $ 3,586*     $ 3,556*
  Perpetual debentures    2,580        1,877            177          169
  Equity securities          74           68            102          168
                         ------       ------         ------       ------
   Total available
     for sale            20,764       20,561          3,865        3,893
                         ------       ------         ------       ------
Securities held to
 maturity, at
 amortized cost:
  Fixed maturities        3,915        3,645              -            -
  Perpetual debentures    3,131        3,442              -            -
                         ------       ------         ------       ------
    Total held to
      maturity            7,046        7,087              -            -
                         ------       ------         ------       ------
      Total investment
       securities       $27,810      $27,648        $ 3,865      $ 3,893
                         ======       ======         ======       ======

*Includes securities held by the parent company of $92 at March 31, 2001, and $262 at December 31, 2000

     Mortgage loans on real estate and other long-term investments remained immaterial at both March 31, 2001 and December 31, 2000. Cash, cash equivalents and short-term investments totaled $1.1 billion, or 3.3% of total investments and cash, as of March 31, 2001, compared with $610 million, or 1.9% of total investments and cash, at December 31, 2000.


POLICY LIABILITIES

     Policy liabilities decreased $602 million, or 2.1%, during the first three months of 2001. AFLAC Japan decreased $683 million, or 2.6% (5.1% increase in yen), and AFLAC U.S. increased $81 million, or 3.2%. The weaker yen at March 31, 2001, compared with December 31, 2000, decreased reported policy liabilities by $2.0 billion. The decrease in policy liabilities was partially offset by increases from new business, the aging of policies in force, and the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements).


DEBT

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 24.2% and 25.1% as of March 31, 2001 and December 31, 2000, respectively.

     See Note 4 of the Notes to the Consolidated Financial Statements for information on debt outstanding at March 31, 2001.


SECURITY LENDING

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.


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

     Since October 2000, three Japanese life insurance companies have filed for court protection under a special reorganization law for financial institutions. Japanese government officials have indicated that they do not expect to impose any additional protection fund assessments for the financial problems of these insurers.


SHAREHOLDERS' EQUITY

     Our insurance operations continue to provide the primary sources of liquidity. Capital needs are also supplemented by borrowed funds. The principal sources of cash from insurance operations are premiums and investment income. The primary uses of cash for insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable. Our investment objectives provide for liquidity through the ownership of investment-grade debt securities. AFLAC insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of our policies provide indemnity benefits rather than reimbursement for actual medical costs and therefore generally are not subject to the risks of medical-cost inflation.

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

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Georgia insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. The Georgia insurance statutes require prior approval for dividend distributions that exceed the greater of statutory earnings for the previous year, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Georgia insurance department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to AFLAC Incorporated. A life insurance company's statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners
(NAIC), as modified by the insurance department in the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to emphasize policyholder protection and company solvency.

     The NAIC has recodified Statutory Accounting Principles (SAP) to promote standardization throughout the industry. These new accounting principles were effective January 1, 2001, and are to be applied prospectively. Previously, prescribed or permitted SAP could vary among states and among companies. The transition adjustments to adopt the new accounting principles increased AFLAC statutory capital and surplus by approximately $130 million as of January 1, 2001.

     The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. AFLAC's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. Also, there are various ongoing regulatory initiatives by the NAIC relating to insurance products, investments, revisions to the risk-based capital formula and other actuarial and accounting matters.

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were approximately $12 million for both the first three months of 2001 and 2000. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin significantly exceeds regulatory minimums. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2000.

     For the Japanese reporting fiscal year ending March 31, 2002, AFLAC Japan will be required to adopt a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes.
Under the new accounting standard AFLAC Japan will be required to record debt securities in four categories: at fair value in an available-for-sale category, at amortized cost in a held-to-maturity category, at amortized cost in a special category for policy-reserve-matching bonds, or at fair value in a trading category.

     Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale will be reported in FSA capital and surplus and reflected in solvency margin calculations. This new accounting standard may result in significant fluctuations in FSA equity, in the AFLAC Japan solvency margin and in amounts available for annual profit repatriation.


OTHER

     On February 13, 2001, the board of directors approved an increase in the quarterly cash dividend from $.043 to $.05 per share. The increase is effective with the second quarter dividend, which is payable on June 1, 2001, to shareholders of record at the close of business on May 17, 2001.


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

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefit liabilities is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds are reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates on new business have been increased several times (the latest occurred in April 2001 for ordinary life and annuity contracts) to help offset the lower investment yields available.

     At March 31, 2001, we had $3.5 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.9 billion based on our portfolio as of

March 31, 2001. The effect on yen-denominated debt securities is approximately $2.5 billion and the effect on dollar-denominated debt securities is approximately $424 million.

     We have outstanding interest rate swaps on 19.1 billion yen ($154 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on borrowing costs and effectively change our interest rates from variable to fixed.
Therefore, movements in market interest rates should have no material effect on earnings.

     At March 31, 2001, we also had yen-denominated bank borrowings in the amount of 19.6 billion yen ($158 million) with a blended variable interest rate of .78%. The effect on net earnings in the first quarter of 2001 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 4 of the Notes to the Consolidated Financial Statements.


EQUITY PRICE RISK

     Equity securities at March 31, 2001, totaled $176 million, or .5% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is .88. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 8.8%, or $15 million.


CURRENCY RISK

     Most of AFLAC Japan's investments and cash are yen-denominated. When yen-denominated financial instruments mature or are sold, the proceeds are generally reinvested in yen-denominated securities and are held to fund yen-denominated policy obligations.

     In addition to the yen-denominated financial instruments held by AFLAC Japan, AFLAC Incorporated has yen-denominated notes payable that have been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these borrowings are reported in accumulated other comprehensive income.

     AFLAC Incorporated entered into cross-currency swaps to convert the dollar-denominated principal and interest into yen-denominated obligations on its $450 million senior notes that were issued in 1999. The cross-currency swaps have a notional amount of $450 million (55.6 billion yen). These swaps have also been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these swaps are reported in accumulated other comprehensive income. For information regarding new accounting requirements for derivative instruments as of January 1, 2001, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

     We attempt to match yen-denominated assets to yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The table below compares the U.S. dollar values of our yen-denominated assets and liabilities at various exchange rates.

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                               (March 31, 2001)

                                           108.90      123.90*     138.90
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 18,600    $ 16,348    $ 14,583
     Perpetual debentures                   2,733       2,402       2,142
     Equity securities                         85          75          67
   Securities held to maturity:
     Fixed maturities                       4,455       3,915       3,493
     Perpetual debentures                   3,563       3,131       2,793
   Cash and cash equivalents                1,030         905         807
   Cross-currency swaps                       (60)          2          50
   Other financial instruments                  3           4           3
                                          -------     -------     -------
       Sub-total                           30,409      26,782      23,938
                                          -------     -------     -------
  Liabilities:
   Notes payable                            1,081       1,005         945
                                          -------     -------     -------
       Sub-total                            1,081       1,005         945
                                          -------     -------     -------
Net yen-denominated financial
  instruments                              29,328      25,777      22,993
Other yen-denominated assets                3,776       3,319       2,960
Other yen-denominated liabilities         (31,874)    (28,014)    (24,989)
                                          -------     -------     -------
       Consolidated yen-denominated
       net assets subject to foreign
       currency fluctuation              $  1,230    $  1,082    $    964
                                          =======     =======     =======

 *Actual March 31, 2001 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 19.


FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results, generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders was held on May 7, 2001. Matters submitted to the shareholders were: (1) Election of 18 members to the board of directors; (2) Ratification of the appointment of independent auditors for 2001. The proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

                                            VOTES
----------------------------------------------------------------------------
                                               Absten-    With-     Broker
                             For     Against   tions      held     Non-Votes
----------------------------------------------------------------------------
(1) Election of 18
members to the board
of directors:
 Daniel P. Amos          461,821,433    N/A     N/A     4,638,104     None
 J. Shelby Amos, II      464,498,974    N/A     N/A     1,960,563     None
 Michael H. Armacost     460,993,547    N/A     N/A     5,465,990     None
 Kriss Cloninger, III    464,392,078    N/A     N/A     2,067,459     None
 M. Delmar Edwards, M.D. 460,741,333    N/A     N/A     5,718,203     None
 Joe Frank Harris        463,510,314    N/A     N/A     2,949,223     None
 Elizabeth J. Hudson     464,362,810    N/A     N/A     2,096,727     None
 Kenneth S. Janke, Sr.   464,558,375    N/A     N/A     1,901,161     None
 Charles B. Knapp        464,334,260    N/A     N/A     2,125,277     None
 Takatsugu Murai         464,674,241    N/A     N/A     1,785,296     None
 Yoshiki Otake           464,631,432    N/A     N/A     1,828,105     None
 E. Stephen Purdom       463,337,938    N/A     N/A     3,121,599     None
 Barbara K. Rimer        464,461,591    N/A     N/A     1,997,946     None
 Marvin R. Schuster      464,440,549    N/A     N/A     2,018,988     None
 Henry C. Schwob         463,460,853    N/A     N/A     2,998,684     None
 J. Kyle Spencer         464,259,068    N/A     N/A     2,200,469     None
 Glenn Vaughn, Jr.       464,215,948    N/A     N/A     2,243,589     None
 Robert L. Wright        464,422,492    N/A     N/A     2,037,044     None


                                                VOTES
                         ---------------------------------------------------
                                                   Absten-   With-  Broker
                             For        Against     tions    held  Non-Votes
----------------------------------------------------------------------------
(2) Ratification of
appointment of KPMG
LLP as independent
auditors                 462,883,902   2,513,903  1,061,731   N/A     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      3.2 - Bylaws of the Corporation, as amended
      4.0 - There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.
     12.0 - Statement regarding the computation of ratio of earnings to fixed charges


(b)  Reports on Form 8-K:

     We filed a Form 8-K on February 14, 2001, regarding the two-for-one stock split declared by the board of directors on February 13, 2001.

     Items other than those listed above are omitted because they are not required or are not applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AFLAC INCORPORATED


Date   May 9, 2001                              /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              President; Treasurer and
                                               Chief Financial Officer


Date   May 9, 2001                              /s/ NORMAN P. FOSTER
     ------------------------                ---------------------------
                                                 NORMAN P. FOSTER
                                              Executive Vice President,
                                                 Corporate Finance

EXHIBITS FILED WITH CURRENT FORM 10-Q:

      3.2 - Bylaws of the Corporation, as amended

     12.0 - Statement regarding the computation of ratio of earnings to fixed charges




















































                                    40
35