Form 10-Q
period 2001-06-30
AFLAC INC
filed 2001-08-09
CIK 4977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT of 1934



                  For the quarter ended June 30, 2001
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
Yes   X   .  No       .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         August 6, 2001
----------------------------                            ------------------
Common Stock, $.10 Par Value                            524,716,745 shares

                       AFLAC INCORPORATED AND SUBSIDIARIES
                                     INDEX


                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

     Item 1.  Financial Statements
       Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000 . . . . . . . . . .       1

       Consolidated Statements of Earnings
         Three Months Ended June 30, 2001 and 2000
         Six Months Ended June 30, 2001 and 2000. . . . . . . . .       3

       Consolidated Statements of Shareholders' Equity
         Six Months Ended June 30, 2001 and 2000. . . . . . . . .       5

       Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000. . . . . . . . .       6

       Consolidated Statements of Comprehensive Income
         Three Months Ended June 30, 2001 and 2000
         Six Months Ended June 30, 2001 and 2000. . . . . . . . .       8

       Notes to the Consolidated Financial Statements . . . . . .       9

       Review by Independent Auditors . . . . . . . . . . . . . .      19

       Independent Auditors' Review Report. . . . . . . . . . . .      20

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .      21

     Item 3.  Quantitative and Qualitative Disclosures
       about Market Risk. . . . . . . . . . . . . . . . . . . . .      35


Part II.  Other Information:

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .      39

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .      40



Items other than those listed above are omitted because they are not required or are not applicable.

                       Part I.  Financial Information
                     AFLAC INCORPORATED AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In millions)

                                                  June 30,     December 31,
                                                    2001           2000
                                                 (Unaudited)
                                                ------------   ------------
Assets:
 Investments and cash:
  Securities available for sale, at fair value:
    Fixed maturities (amortized cost
      $18,980 in 2001 and $20,405 in 2000)        $  21,963     $  22,172
    Perpetual debentures (amortized cost
      $2,655 in 2001 and $2,347 in 2000)              2,828         2,046
    Equity securities (cost $184 in 2001
      and $161 in 2000)                                 230           236
  Securities held to maturity, at amortized cost:
    Fixed maturities (fair value $5,155 in
      2001 and $3,702 in 2000)                        4,881         3,645
    Perpetual debentures (fair value $3,416
      in 2001 and $3,323 in 2000)                     3,148         3,442
  Other investments                                      19            17
  Cash and cash equivalents                             736           609
                                                   --------      --------
    Total investments and cash                       33,805        32,167
 Receivables, primarily premiums                        297           300
 Accrued investment income                              389           380
 Deferred policy acquisition costs                    3,619         3,685
 Property and equipment, at cost less
   accumulated depreciation                             474           481
 Other                                                  209           218
                                                   --------      --------
    Total assets                                  $  38,793     $  37,231
                                                   ========      ========



(continued)

                     AFLAC INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
            (In millions, except for share and per-share amounts)

                                                   June 30,    December 31,
                                                     2001          2000
                                                 (Unaudited)
                                                ------------   ------------

Liabilities and Shareholders' Equity:
  Liabilities:
    Policy liabilities:
      Future policy benefits                      $  25,696      $  26,101
      Unpaid policy claims                            1,771          1,745
      Unearned premiums                                 348            355
      Other policyholders' funds                        433            364
                                                   --------       --------
        Total policy liabilities                     28,248         28,565
    Notes payable                                     1,356          1,079
    Income taxes                                      2,177          1,894
    Payables for return of cash collateral
      on loaned securities                              342            127
    Payable for security transactions                   455              -
    Other                                               779            872
                                                   --------       --------
      Total liabilities                              33,357         32,537
                                                   --------       --------
  Shareholders' equity:
    Common stock of $.10 par value. In thousands:
      authorized 1,000,000 shares; issued 645,872
      shares in 2001 and 644,813 shares in 2000          65             32
    Additional paid-in capital                          320            336
    Retained earnings                                 4,239          3,956
    Accumulated other comprehensive income:
      Unrealized foreign currency translation gains     211            194
      Unrealized gains on investment securities       2,080          1,474
    Treasury stock, at average cost                  (1,479)        (1,298)
                                                   --------       --------
      Total shareholders' equity                      5,436          4,694
                                                   --------       --------
      Total liabilities and shareholders' equity  $  38,793      $  37,231
                                                   ========       ========
      Shareholders' equity per share              $   10.35      $    8.87
                                                   ========       ========

See the accompanying Notes to the Consolidated Financial Statements.

Share and per-share amounts reflect the two-for-one stock split distributed March 16, 2001.

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.


                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                            Consolidated Statements of Earnings
(In millions - Unaudited)                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------       ---------------------------
                                                                2001            2000               2001            2000
                                                              --------        --------           --------        --------
Revenues:
  Premiums, principally supplemental health insurance         $  1,980        $  2,050           $  3,990        $  4,069
  Net investment income                                            382             385                763             761
  Realized investment gains (losses)                                (4)            (91)                (5)            (94)
  Other income (loss)                                              (10)             11                  1              16
                                                               -------         -------            -------         -------
        Total revenues                                           2,348           2,355              4,749           4,752
                                                               -------         -------            -------         -------
Benefits and expenses:
  Benefits and claims                                            1,550           1,647              3,136           3,266
  Acquisition and operating expenses:
    Amortization of deferred policy acquisition costs               84              77                164             146
    Insurance commissions                                          252             258                502             513
    Insurance expenses                                             188             193                372             382
    Interest expense                                                 5               5                 10              10
    Release of retirement liability                                  -            (101)                 -            (101)
    Other operating expenses                                        20              17                 42              33
                                                               -------         -------            -------         -------
        Total acquisition and
         operating expenses                                        549             449              1,090             983
                                                               -------         -------            -------         -------
        Total benefits and expenses                              2,099           2,096              4,226           4,249
                                                               -------         -------            -------         -------
        Earnings before income taxes                               249             259                523             503
Income taxes                                                        96              57                191             145
                                                               -------         -------            -------         -------
        Net earnings                                          $    153        $    202           $    332        $    358
                                                               =======         =======            =======         =======


(continued)






                                                              3

                                            AFLAC INCORPORATED AND SUBSIDIARIES
                                      Consolidated Statements of Earnings (continued)
(In millions, except for share and                          Three Months Ended June 30,         Six Months Ended June 30,
 per-share amounts - Unaudited)                             ----------------------------       ---------------------------
                                                                2001            2000               2001            2000
                                                              --------        --------           --------        --------
Net earnings per share:
  Basic                                                       $    .29        $    .38           $    .63        $    .67
  Diluted                                                          .28             .37                .61             .66
                                                               =======         =======            =======         =======
Shares used in computing earnings per share (In thousands):
  Basic                                                        525,786         531,143            526,976         531,171
  Diluted                                                      539,151         544,861            540,453         544,692
                                                               =======         =======            =======         =======
Cash dividends per share                                      $    .05        $   .043           $   .093        $   .081
                                                               =======         =======            =======         =======


See the accompanying Notes to the Consolidated Financial Statements.

Share and per-share amounts reflect the two-for-one stock split distributed March 16, 2001.

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications.
These reclassifications had no impact on net earnings.



















                      AFLAC INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             (In millions, except for per-share amounts - Unaudited)

                                                 Six Months Ended June 30,
                                               ----------------------------
                                                    2001            2000
Common Stock:                                      ------          ------
  Balance at beginning of period                  $    32         $    32
  Exercise of stock options                             1               -
  Two-for-one stock split                              32               -
                                                   ------          ------
  Balance at end of period                             65              32
                                                   ------          ------
Additional paid-in capital:
  Balance at beginning of period                      336             310
  Exercise of stock options                             5              11
  Gain on treasury stock reissued                      11               3
  Two-for-one stock split                             (32)              -
                                                   ------          ------
  Balance at end of period                            320             324
                                                   ------          ------
Retained earnings:
  Balance at beginning of period                    3,956           3,356
  Net earnings                                        332             358
  Dividends to shareholders ($.093 per share
   in 2001 and $.081 in 2000)                         (49)            (42)
                                                   ------          ------
  Balance at end of period                          4,239           3,672
                                                   ------          ------
Accumulated other comprehensive income:
  Balance at beginning of period                    1,668           1,264
  Change in unrealized foreign currency
   translation gains (losses) during
   period, net of income taxes                         17             (50)
  Change in unrealized gains (losses) on
   investment securities during period, net
   of income taxes                                    606             123
                                                   ------          ------
   Balance at end of period                         2,291           1,337
                                                   ------          ------
Treasury stock:
  Balance at beginning of period                   (1,298)         (1,094)
  Purchases of treasury stock                        (205)           (133)
  Cost of shares issued                                24              23
                                                   ------          ------
  Balance at end of period                         (1,479)         (1,204)
                                                   ------          ------
  Total shareholders' equity                      $ 5,436         $ 4,161
                                                   ======          ======
See the accompanying Notes to the Consolidated Financial Statements.

Per-share amounts reflect the two-for-one stock split distributed March 16, 2001.

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

                      AFLAC INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (In millions - Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     2001        2000
                                                    ------      ------

Cash flows from operating activities:
  Net earnings                                     $   332     $   358
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Increase in policy liabilities                   1,200       1,354
    Deferred income taxes                               37          47
    Change in income taxes payable                     306         103
    Increase in deferred policy
     acquisition costs                                (150)       (146)
    Change in receivables and advance premiums          15         (14)
    Realized investment (gains) losses                   5          94
    Change in fair value of interest component
     of cross-currency swaps                            19           -
    Release of retirement liability                      -        (101)
    Other, net                                        (371)        (93)
                                                    ------      ------
      Net cash provided by operating activities      1,393       1,602
                                                    ------      ------
Cash flows from investing activities:
  Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed maturities sold                            941         400
      Fixed maturities matured                         249         215
      Equity securities                                 67          22
    Securities held to maturity:
      Fixed maturities matured                          50           -
    Other investments, net                              (2)         (1)
  Costs of investments acquired:
    Securities available for sale:
      Fixed maturities                              (1,226)     (2,559)
      Perpetual debentures                            (500)        (21)
      Equity securities                                (79)        (42)
    Securities held to maturity:
      Fixed maturities                              (1,079)          -
      Perpetual debentures                             (42)          -
  Cash received as collateral on
    loaned securities, net                             266         880
  Additions to property and equipment, net             (64)         (7)
  Other, net                                            (6)         (8)
                                                    ------      ------
     Net cash used by investing activities         $(1,425)    $(1,121)
                                                    ------      ------



(continued)

                      AFLAC INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                           (In millions - Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       2001          2000
                                                      ------        ------
Cash flows from financing activities:
  Proceeds from borrowings                           $   333       $    15
  Principal payments under debt obligations               (6)           (5)
  Change in deposit funds                                 98            14
  Dividends paid to shareholders                         (46)          (39)
  Purchases of treasury stock                           (205)         (133)
  Treasury stock reissued                                 24            19
  Other, net                                               5            10
                                                      ------        ------
    Net cash provided (used) by financing activities     203          (119)
                                                      ------        ------
Effect of exchange rate changes on cash
  and cash equivalents                                   (44)          (12)
                                                      ------        ------
    Net change in cash and cash equivalents              127           351

Cash and cash equivalents, beginning of period           609           616
                                                      ------        ------
Cash and cash equivalents, end of period             $   736       $   967
                                                      ======        ======

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
    Interest paid                                    $    11       $    11
    Income taxes paid                                    186            78
  Impairment loss on available-for-sale security          42            57
  Noncash financing activities:
    Capital lease obligations                             12             9
    Treasury shares issued to AFL stock plan for:
      Shareholder dividend reinvestment                    3             3
      Associates stock bonus                               9             4


See the accompanying Notes to the Consolidated Financial Statements.

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

                                       AFLAC INCORPORATED AND SUBSIDIARIES
                                 Consolidated Statements of Comprehensive Income
                                            (In millions - Unaudited)
                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------       ---------------------------
                                                                2001            2000               2001            2000
                                                              --------        --------           --------        --------
Net earnings                                                  $    153        $    202           $    332        $    358
                                                               -------         -------            -------         -------
Other comprehensive income, before
 income taxes:
  Change in unrealized foreign currency translation
    gains (losses) during the period                                15              (4)                77              28
  Unrealized gains (losses) on investment securities:
    Unrealized holding gains (losses) arising
      during the period                                            159            (135)               854              97
    Reclassification adjustment for realized (gains)
      losses included in net earnings                                4              92                  5              93
  Unrealized gains (losses) on interest rate swap contracts:
    Unrealized holding gains (losses) arising
      during the period                                              -               -                 (1)              -
    Reclassification adjustment for (gains) losses
      included in net earnings                                       1               -                  1               -
                                                               -------         -------            -------         -------
        Total other comprehensive income (loss),
          before income taxes                                      179             (47)               936             218

Income tax expense related to items of
  other comprehensive income                                        66               5                313             145
                                                               -------         -------            -------         -------
        Other comprehensive income (loss), net
          of income taxes                                          113             (52)               623              73
                                                               -------         -------            -------         -------
        Total comprehensive income                            $    266        $    150           $    955        $    431
                                                               =======         =======            =======         =======

See the accompanying Notes to the Consolidated Financial Statements.





</TABLE

                    AFLAC INCORPORATED AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements


1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of June 30, 2001, and the consolidated statements of earnings and comprehensive income for the three and six month periods ended June 30, 2001 and 2000, and consolidated statements of cash flows and shareholders' equity for the six months ended June 30, 2001 and 2000. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.


2.  Accounting Pronouncements

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is included in either earnings or other comprehensive income depending on the intended use of the derivative instrument and the nature of any hedge designation thereon.

     This standard changed the accounting for our interest rate swaps and the interest component of our cross-currency swaps. In accordance with SFAS No. 133, we now recognize in net earnings the change in fair value of the interest component of our cross-currency swaps. Unrealized gains and losses related to the change in fair value of our interest rate swaps are included in accumulated other comprehensive income until the hedged transaction terminates. The changes described above affect only the pattern and the timing of non-cash accounting recognition.

     The cumulative transition effect of adopting this new accounting standard as of January 1, 2001, was immaterial. See Note 5 for additional information on our derivative and nonderivative financial instruments.

3.  Segment Information

     Information regarding components of operations follows:

(In millions)                     Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                    2001      2000         2001      2000
                                  --------  --------     --------  --------
Revenues:
  AFLAC Japan:
    Earned premiums               $  1,528  $  1,673     $  3,099  $  3,318
    Net investment income              304       314          609       621
    Other income                         1         6            1         5
                                   -------   -------      -------   -------
      Total AFLAC Japan revenues     1,833     1,993        3,709     3,944
                                   -------   -------      -------   -------
  AFLAC U.S.:
    Earned premiums                    451       377          890       751
    Net investment income               75        68          148       135
    Other income                         3         2            4         2
                                   -------   -------      -------   -------
      Total AFLAC U.S. revenues        529       447        1,042       888
                                   -------   -------      -------   -------
  Other business segments                9         7           17        13
                                   -------   -------      -------   -------
      Total business
       segment revenues              2,371     2,447        4,768     4,845
  Realized investment gains
   (losses)                             (4)      (91)          (5)      (94)
  Corporate*                           (12)        7           (2)       17
  Intercompany eliminations             (7)       (8)         (12)      (16)
                                   -------   -------      -------   -------
      Total revenues              $  2,348  $  2,355     $  4,749  $  4,752
                                   =======   =======      =======   =======
Earnings before income taxes:
  AFLAC Japan                     $    201  $    191     $    405  $    379
  AFLAC U.S.                            85        71          167       141
  Other business segments               (1)       (2)          (1)       (2)
                                   -------   -------      -------   -------
      Total business
       segment earnings                285       260          571       518
  Realized investment gains
   (losses)                             (4)      (91)          (5)      (94)
  Release of retirement liability        -       101            -       101
  Interest expense,
   noninsurance operations              (4)       (4)          (8)       (8)
  Corporate*                           (28)       (7)         (35)      (14)
                                   -------   -------      -------   -------
      Total earnings before
       income taxes               $    249  $    259     $    523  $    503
                                   =======   =======      =======   =======

*Includes investment income of $3 in both 2001 and 2000 for the three-month period and $7 in 2001 and $6 in 2000 for the six-month period. In 2001, includes a $21 loss for the three-month period and a $19 loss for the six-month period related to the change in fair value of the interest component of our cross-currency swaps.

    Assets were as follows:
                                              June 30,         December 31,
 (In millions)                                  2001               2000
                                            ------------       -----------
Assets:
  AFLAC Japan                                 $  32,846         $  31,881
  AFLAC U.S.                                      5,456             4,964
  Other business segments                            42                46
                                               --------          --------
    Total business segment assets                38,344            36,891
  Corporate                                       6,986             5,993
  Intercompany eliminations                      (6,537)           (5,653)
                                               --------          --------
    Total assets                              $  38,793         $  37,231
                                               ========          ========

4.  Notes Payable

     A summary of notes payable is as follows:
                                                   June 30,    December 31,
 (In millions)                                       2001          2000
                                                  ----------   -----------
6.50% senior notes due April 2009 (principal
 amount $450)                                      $    449      $   449
Yen-denominated Samurai notes:
  1.55% notes due October 2005 (principal
   amount 30 billion yen)                               241          261
  .87% notes due June 2006 (principal
   amount 40 billion yen)                               321            -
Unsecured, yen-denominated notes payable to banks:
  Reducing revolving credit agreement, due
   July 2001:
    2.29% fixed interest rate                            91           99
    Variable interest rate (.35% at June 30, 2001)       13           14
  Revolving credit agreement, due November 2002:
    1.24% fixed interest rate                            62           68
    Variable interest rate (.30% at June 30, 2001)      145          157
Obligations under capitalized leases payable
  monthly through 2006, secured by computer
  equipment in Japan                                     34           31
                                                     ------       ------
    Total notes payable                             $ 1,356      $ 1,079
                                                     ======       ======

     For those loans denominated in yen, the principal amount of the loans as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate.

     In September 2000, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale to United States residents or entities. In October 2000, we issued in Japan 30 billion yen of 1.55% Samurai notes due October 2005 ($241 million using the June 30, 2001 exchange rate). In June 2001, we issued in Japan 40 billion yen of .87% Samurai notes due June 2006 ($321 million using the June 30, 2001 exchange rate). Both issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium.

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

     In July 2001, we paid in full (12.9 billion yen, or $104 million at the June 30, 2001 exchange rate) the unsecured reducing, revolving credit agreement.

     We have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 in either U.S. dollars or Japanese yen.
The borrowing limit is $250 million. The debt is currently payable in Japanese yen. At June 30, 2001, 7.8 billion yen ($62 million) was outstanding at a fixed interest rate and 18.1 billion yen ($145 million) was outstanding at a variable interest rate under this agreement.

     At June 30, 2001, we had outstanding interest rate swaps on 19.1 billion yen ($153 million) of our variable-interest-rate yen-denominated borrowings (see Note 5). In July 2001, 15.2 billion yen ($122 million) of the interest rate swaps expired.


5.  Financial Instruments

     We have only limited activity with derivative financial instruments.
We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. Our risk management objectives are to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations and also reduce our interest expense by converting the principal and interest of our dollar-denominated debt into yen-denominated obligations. We currently use two types of derivatives: interest rate swaps and cross-currency swaps.

     AFLAC documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or specific forecasted transactions. We also assess, both at hedge inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.

     The assessment of hedge effectiveness determines the non-cash accounting treatment of changes in fair value. Our accounting for changes in the fair value of derivatives is as follows:

                                    Derivative's Change in Fair Value
Nature of Hedge Designation         Reflected in:
---------------------------         ---------------------------------
Cash flow                           Other comprehensive income, with
                                    subsequent reclassifications to
                                    earnings when the hedged transaction
                                    impacts earnings

Net investment in foreign           Other comprehensive income as part of
operations                          the cumulative translation adjustment;
                                    ineffective portions of the hedge are
                                    included in other income


Derivative Hedging Instruments

     We have cross-currency swaps outstanding related to our $450 million senior notes (see Note 4). These cross-currency swaps have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations. Our interest expense is reduced from 6.50% payable in dollars to 1.67% payable in yen. The notional amount and terms of the swaps match the principal amount and terms of the senior notes. The cross-currency swaps have been designated as a hedge of the foreign currency exposure of our net investment in AFLAC Japan.

     The fair value of the cross-currency swaps includes three components: the effect of changes in foreign currency exchange rates, the accrued interest at the valuation date, and the effect of changes in interest rates in the United States and Japan.

     The foreign currency portion of our cross-currency swaps is included at fair value in other assets at $5 million as of June 30, 2001, and in other liabilities at $34 million as of December 31, 2000. The related $39 million increase in fair value during the six months ended June 30, 2001 (a $19 million increase during the six months ended June 30, 2000) is reflected in accumulated other comprehensive income - unrealized foreign currency translation gains (losses).

     The ineffective portion of the hedging instruments is the fair value of the interest components of the cross-currency swaps. At June 30, 2001, the accrued interest receivable was $5 million. The balance was $4 million at December 31, 2000. The change in the accrued interest receivable is included in interest expense. The decrease in fair value related to changes in interest rates was $21 million for the three-month period and $19 million for the six-month period. These losses are reflected in other liabilities and other income (loss).

     The fair value of the interest components, not related to accrued interest, was not reflected in the financial statements prior to January 1, 2001.

     At June 30, 2001, we had outstanding interest rate swaps on 19.1 billion yen ($153 million) of our variable-interest-rate yen-denominated borrowings (Note 4). In July 2001, 15.2 billion yen ($122 million) of the
19.1 billion yen outstanding as of quarter end expired. The remaining swap agreements expire in July 2002. These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. After the effect of the remaining swap agreements, we make fixed-rate payments at 1.24% and receive floating-rate payments (.08% at June 30, 2001, plus loan costs of 20 basis points) based on three-month Japanese yen LIBOR. We do not expect to reclassify a significant amount of gains/losses from accumulated other comprehensive income to earnings during the next 12 months related to our interest rate swaps. For additional information on the credit agreements, see Note 4.

     Our risk management objective is to fix the net interest cash outflows on a portion of our debt obligations. We have designated these interest rate swaps as a cash flow hedge of our exposure to the variability in future cash flows attributable to the variable interest payments due. These interest rate swaps are included in other liabilities at a fair value of $1 million at June 30, 2001, and the change in such fair value during the six months ended June 30, 2001 is reflected in accumulated other comprehensive income. The change in accrued interest payable is included in interest expense. The fair value of the interest rate swaps was not reflected in the financial statements prior to January 1, 2001. For additional information on the adoption of SFAS No. 133 and our accounting for derivatives, see Note 2.

Nonderivative Hedging Instruments

     The following yen-denominated debt instruments (see Note 4) have been designated as hedges of the foreign currency exposure of our net investment in AFLAC Japan - the 1.55% Samurai notes due October 2005, principal amount
30.0 billion yen; the .87% Samurai notes due June 2006, principal amount
40.0 billion yen; the unsecured reducing, revolving credit agreement due July 2001, currently payable in Japanese yen, principal amount 12.9 billion yen; and the unsecured, revolving credit agreement due November 2002, currently payable in Japanese yen, principal amount 25.8 billion yen.

Other Nonderivative Instruments

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2001, and December 31, 2000, we had security loans outstanding in the amounts of $334 million and $123 million at fair value, respectively. At June 30, 2001, and December 31, 2000, we held cash in the amount of $342 million and $127 million, respectively, as collateral for loaned securities.

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

     During the first half of 2000, the North American issuers of two debt securities held in our debt portfolio experienced significant credit rating downgrades. In the second quarter, we sold one security at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security. These losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the three months and six months ended June 30, 2000.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

    (In millions)                               June 30,      December 31,
                                                  2001            2000
                                              ------------    ------------
   Unrealized gains on securities
     available for sale                        $    3,202      $    1,541
   Unamortized unrealized gains on
     securities transferred to held
     to maturity                                      677           1,001
   Less:
     Policy liabilities                               478               -
     Deferred income taxes                          1,321           1,068
                                                ---------       ---------
   Shareholders' equity, net
    unrealized gains on
    investment securities                      $    2,080      $    1,474
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


7.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:

 (In thousands of shares)                          2001            2000
                                               ----------      ----------
Common stock - issued:
  Balance at beginning of period                  644,813         640,698
  Exercise of stock options                         1,059           3,149
                                                 --------        --------
  Balance at end of period                        645,872         643,847
                                                 --------        --------
Treasury stock:
  Balance at beginning of period                  115,603         109,216
  Purchases of treasury stock:
    Open market                                     6,675           6,209
    Other                                             165             175
  Shares issued to AFL Stock Plan                    (944)           (727)
  Exercise of stock options                        (1,048)         (1,449)
                                                 --------        --------
  Balance at end of period                        120,451         113,424
                                                 --------        --------
Shares outstanding at end of period               525,421         530,423
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

     For the three months ended June 30, 2001 and 2000, there were approximately 539,200 and 489,800 weighted average shares, respectively, for outstanding stock options that were not included in the weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during the second three months of 2001 and 2000. For the six months ended June 30, 2001 and 2000, there were approximately 543,700 and 1,873,100 weighted average shares, respectively, for outstanding stock options that were not included in the weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during the first six months of 2001 and 2000.


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


9.  Release of Retirement Liability


     In May 2000, the surviving spouse of John B. Amos, former chairman of the board, unexpectedly passed away. The Company had accrued an unfunded liability under a shareholder-approved employment contract for projected retirement payments based on a normal life expectancy. The release of the remaining accrued liability increased net earnings by $99 million ($.19 per basic share and $.18 per diluted share) for the three and six months ended June 30, 2000.

                    REVIEW BY INDEPENDENT AUDITORS


     The June 30, 2001, and 2000, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page 20.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.                       Telephone: (404) 222-3000
Suite 2000                                       Telefax:   (404) 222-3050
Atlanta, GA 30308



                    INDEPENDENT AUDITORS' REVIEW REPORT


The shareholders and board of directors AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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



Atlanta, GA
July 24, 2001

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

     On February 13, 2001, the board of directors declared a two-for-one stock split, effectively increasing the issued and outstanding shares by 100%. All share and per-share amounts have been restated for the split.


RESULTS OF OPERATIONS

     The following nonoperating items affected our net earnings during 2001 and 2000.

     The second quarter of 2001 included a $21 million pretax loss ($21 million after tax, or $.04 per basic and diluted share) in connection with Statement of Financial Accounting Standards (SFAS) No. 133. The year-to-date impact of SFAS No. 133 was to reduce pretax earnings by $19 million ($18 million after tax, or $.04 per basic and diluted share). These losses, which are included in other income, arose from the change in fair value of the interest component of cross-currency swaps related to the Company's debt. (See Notes 2 and 5 of the Notes to the Consolidated Financial Statements.)

     In the second quarter of 2000, the release of an accrued unfunded liability for projected retirement payments increased pretax earnings by $101 million ($99 million after tax, or $.19 per basic share and $.18 per diluted share) for the three months and six months ended June 30, 2000. (See Note 9 of the Notes to the Consolidated Financial Statements.)

     During the second quarter of 2000, we sold one security at a pretax loss of $34 million. We also recorded a pretax impairment loss of $57 million on another security. These losses are included in realized investment gains and losses. The combined effect of these losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the three months and six months ended June 30, 2000. (See Note 6 of the Notes to the Consolidated Financial Statements.)


     The following table sets forth the results of operations by business segment for the periods shown.
                                          SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
                                             (In millions, except for per-share amounts)

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                     -----------------------------------------    -----------------------------------------
                                     Percentage Change        2001      2000      Percentage Change        2001      2000
                                     -----------------      ------------------    -----------------      ------------------
Operating earnings:
  AFLAC Japan. . . . . . . . . . . .           5.3%         $  201    $  191               6.7%          $  405    $  379
  AFLAC U.S. . . . . . . . . . . . .          19.6              85        71              18.2              167       141
  Other business segments. . . . . .                            (1)       (2)                                (1)       (2)
                                                             -----     -----                              -----     -----
    Total business segments. . . . .           9.8             285       260              10.1              571       518
  Interest expense,
    noninsurance operations. . . . .            .4              (4)       (4)             (2.2)              (8)       (8)
  Corporate and eliminations . . . .         (18.4)             (7)       (6)             (6.4)             (16)      (15)
                                                             -----     -----                              -----     -----
    Pretax operating earnings. . . .           9.7             274       250              10.4              547       495
  Income taxes . . . . . . . . . . .           8.9              97        89               9.6              193       175
                                                             -----     -----                              -----     -----
    Operating earnings . . . . . . .          10.2             177       161              10.8              354       320
Nonoperating items:
  Change in fair value of the
    interest component of cross-
    currency swaps, net of tax . . .                           (21)        -                                (18)        -
  Realized investment gains
    (losses), net of tax . . . . . .                            (3)      (58)                                (4)      (61)
  Release of retirement liability,
    net of tax . . . . . . . . . . .                             -        99                                  -        99
                                                             -----     -----                              -----     -----
    Net earnings . . . . . . . . . .         (24.0)%        $  153    $  202              (7.4)%         $  332    $  358
                                                             =====     =====                              =====     =====
Operating earnings per basic share .          13.3%         $  .34    $  .30              11.7%          $  .67    $  .60
Operating earnings per diluted share          10.0             .33       .30              11.9              .66       .59
                                                             =====     =====                              =====     =====
Net earnings per basic share . . . .         (23.7)%        $  .29    $  .38              (6.0)%         $  .63    $  .67
Net earnings per diluted share . . .         (24.3)            .28       .37              (7.6)             .61       .66
                                                             =====     =====                              =====     =====
===========================================================================================================================
                                                              22


     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the change in fair value of the interest component of cross-currency swaps in 2001 and the gain from the release of the retirement accrual in 2000. Operating earnings per share amounts referenced in the following discussion are based on the diluted number of average outstanding shares and retroactively reflect the two-for-one stock split distributed March 16, 2001. For the first half of 2001, the weakening yen, or strengthening dollar, masked our true operating performance. Our business, in functional currency terms, continued to be strong, and we believe it is more appropriate to measure our performance excluding the effect of the yen in order to understand the basic operating results of the business.


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

                   AFLAC Incorporated and Subsidiaries
          Foreign Currency Translation Effect on Operating Results
                 Percentage Changes Over Previous Period
                  (For the periods ended June 30, 2001)

                                 Three Months              Six Months
                               Operating Results        Operating Results
                             ---------------------    ---------------------
                             Including   Excluding    Including   Excluding
                             Currency    Currency     Currency    Currency
                             Changes     Changes*     Changes     Changes*
                             ---------   ---------    ---------   ---------
Premium income                 (3.4)%        7.8%       (1.9)%        7.7%
Net investment income           (.9)         7.5          .3          7.4
Operating revenues             (3.0)         7.7        (1.5)         7.7
Total benefits and expenses    (4.5)         6.7        (2.9)         6.7
Operating earnings             10.2         16.8        10.8         16.4
Operating earnings per
  diluted share                10.0         16.7        11.9         16.9
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

     The yen weakened in relation to the dollar during 2000 and the first half of 2001. The average yen/dollar exchange rates were 122.71 and 106.69 for the three months ended June 30, 2001 and 2000, and 120.43 and 106.91 for the six months ended June 30, 2001 and 2000, respectively. The weakening of the yen in 2001 decreased operating earnings by approximately $.02 per share for the three months ended June 30, 2001, and $.03 per share for the six months ended June 30, 2001. Operating earnings per share increased 10.0% to $.33 for the three-month period ended June 30, 2001, compared with the same period in 2000 and increased 11.9% to $.66 for the six-month period ended June 30, 2001, compared with the same period in 2000. Operating earnings per share, excluding the effect of foreign currency translation, increased 16.7%, to $.35 for the quarter and increased 16.9% to $.69 for the six months ended June 30, 2001 compared with the same periods in 2000.

     Our primary financial objective is the growth of operating earnings per share excluding the effect of foreign currency fluctuations. Our objective for 2001 through 2003 is to increase operating earnings per share by 15% to 17% excluding the impact of currency translation.

     We expect to achieve the high end of our objective for 2001. If we achieve a 17% increase, the following table shows the likely results for operating earnings per share in 2001 using various yen/dollar exchange rate scenarios.

                          2001 Operating EPS Scenarios
                          ----------------------------
        Annual
      Average Yen      Annual Operating      % Growth        Yen Impact
     Exchange Rate       Diluted EPS         Over 2000         on EPS
     -------------     ----------------      ---------       ----------
        100.00             $ 1.45               20.8%          $  .05
        105.00               1.42               18.3              .02
        107.83*              1.40               16.7                -
        110.00               1.39               15.8             (.01)
        115.00               1.36               13.3             (.04)
        120.00               1.33               10.8             (.07)
        125.00               1.31                9.2             (.09)
        130.00               1.29                7.5             (.11)

     *Actual 2000 average exchange rate.


     If we reach the high end of our earnings objective and the yen averages 120 to 125 to the dollar for the remainder of the year, we would expect operating earnings for the full year to be in the range of $1.33 to $1.31 per share.


SHARE REPURCHASE PROGRAM

     During the second quarter, we acquired 1.3 million shares of AFLAC stock, bringing the total number of shares purchased in the first six months to 6.7 million. At the end of June 2001, we had 9.8 million shares remaining for purchase under authorization from the board of directors.


INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the six months ended June 30, 2001 and 2000 were 35.2% and 35.4%, respectively.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of premium income and profits among all foreign life and non-life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranked second in terms of individual policies in force and 12th in terms of assets according to Financial Services Agency (FSA) data as of March 31, 2001.

     The following table presents a summary of AFLAC Japan's operating results.

                                AFLAC JAPAN
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      2001        2000      2001        2000
                                  ------------------    ------------------
Premium income. . . . . . . . .  $ 1,528     $ 1,673   $ 3,099     $ 3,318
Investment income . . . . . . .      304         314       609         621
Other income. . . . . . . . . .        1           6         1           5
                                  ------      ------    ------      ------
  Total revenues. . . . . . . .    1,833       1,993     3,709       3,944
                                  ------      ------    ------      ------
Benefits and claims . . . . . .    1,272       1,411     2,586       2,794
Operating expenses. . . . . . .      360         391       718         771
                                  ------      ------    ------      ------
  Total benefits and expenses .    1,632       1,802     3,304       3,565
                                  ------      ------    ------      ------

    Pretax operating earnings .  $   201     $   191   $   405     $   379
                                  ======      ======    ======      ======
----------------------------------------------------------------------------
Percentage changes in dollars
 over previous period:
  Premium income. . . . . . . .     (8.7)%      21.9%     (6.6)%      19.8%
  Investment income . . . . . .     (3.4)       20.0      (1.9)       18.5
  Total revenues. . . . . . . .     (8.0)       21.9      (6.0)       19.7
  Pretax operating earnings . .      5.3        25.7       6.7        22.3

----------------------------------------------------------------------------
Percentage changes in yen
 over previous period:
  Premium income. . . . . . . .      5.1%        7.5%      5.2%        7.8%
  Investment income . . . . . .     11.1         5.8      10.5         6.6
  Total revenues. . . . . . . .      5.9         7.4       5.9         7.7
  Pretax operating earnings . .     21.0        10.8      20.2        10.0

----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     69.4%       70.8%     69.7%       70.9%
  Operating expenses. . . . . .     19.6        19.6      19.4        19.5
  Pretax operating earnings . .     11.0         9.6      10.9         9.6

============================================================================

     The benefit ratio has decreased slightly as the mix of business continues to shift to newer products, which have lower loss ratios than the earlier versions of our cancer life products.

     In the second quarter of 2001, the average yen/dollar exchange rate used to translate AFLAC Japan's income statement was 122.71, compared with an average rate of 106.69 in the second quarter of 2000. For the six-month period ended June 30, 2001 the average exchange rate was 120.43, compared with 106.91 for the six-month period ended June 30, 2000. This weakening of the average exchange rate held down rates of growth for AFLAC Japan in dollar terms and inflated rates of growth in yen terms. Because approximately one-fourth of AFLAC Japan's investment income is dollar-denominated, increases as reported in yen for total revenues, net investment income and pretax operating earnings were magnified.

     The following table illustrates the effect of foreign currency translation on dollar-denominated items in AFLAC Japan's operating results by comparing certain operating results in yen with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the previous year:

                             Percentage Changes in Yen Over Previous Period
                             ----------------------------------------------
                                 Three Months              Six Months
                               Operating Results        Operating Results
                             ---------------------    ---------------------
                             Including   Excluding    Including   Excluding
                             Currency    Currency     Currency    Currency
                             Changes     Changes*     Changes     Changes*
                             ---------   ---------    ---------   ---------
Net investment income          11.1%        6.8%        10.5%        6.9%
Total  revenues                 5.9         5.2          5.9         5.4
Pretax operating earnings      21.0        14.7         20.2        14.8
----------------------------------------------------------------------------
*Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
============================================================================

JAPANESE ECONOMY

     For the last several years, Japan has been working to overcome its depressed economy. The financial strength of many Japanese businesses continued to deteriorate with some experiencing bankruptcy or requesting financial protection or assistance. As we have indicated in the past, Japan's weak economy has created a challenging environment for AFLAC Japan, as yields available for new yen-denominated investments remain at very low levels and consumer confidence continues to lag. The time required for the Japanese economy to fully recover remains uncertain.


AFLAC JAPAN SALES

     AFLAC Japan's new annualized premium sales rose .6% to 25.6 billion yen, or $208 million in the second quarter, which was below our expectations. For the first half of 2001, new sales increased 2.0% to
48.7 billion yen, or $403 million. Second-quarter sales were negatively impacted by a 45% decline in Rider MAX production. Rider MAX provides accident and medical/sickness benefits as an attachment to our cancer life policy.

     Instead of Rider MAX, we emphasized sales of Rider Pack and 21st Century Cancer Life, our newest cancer life policy. Rider Pack was introduced in January to offer our existing cancer life policyholders additional benefits that bring their coverage up to the level of 21st Century Cancer Life. This new cancer life product gives customers a wide variety of benefit options when buying our product. Total cancer life annualized premium sales rose 31.4% in the second quarter including sales through Dai-ichi Mutual Life. However, we believe cancer life policy sales were somewhat suppressed in the first half of the year because many of our agencies had difficulty marketing the new cancer life product due to the dramatic change in policy benefit combinations. As a result, we are in the process of packaging the benefit options and redesigning our sales literature and applications, which we expect to help future sales. We were pleased with the initial sales efforts of our marketing partner, Dai-ichi Mutual Life. In the second quarter, Dai-ichi Life sold 62,000 of our cancer life policies, accounting for 10.5% of new annualized premium sales in the quarter.

     During the second quarter, we also carefully analyzed our annuity business. We concluded that our best-selling annuity product, sold as business insurance, while profitable, did not meet our profit objectives. As a result, we have stopped selling that type of annuity business.

     In light of our sales results for the first half of the year, the discontinuation of the business-insurance annuity product, and the redesign of the marketing literature and applications for 21st Century Cancer Life, we have revised our sales outlook for the full year. We believe sales will likely be flat to up slightly for the year. Our previous objective had been a 15% increase in new annualized premium sales for the year in yen.
However, we continue to believe that Japan remains a sizable market for quality, affordable supplemental insurance products. And due to AFLAC Japan's many competitive strengths including distribution, product innovation, brand recognition and operating efficiency, we believe we are in a good position to benefit from that potential.


AFLAC JAPAN INVESTMENTS

     Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities remained low in the second quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 1.90% during the second quarter, compared with 1.84% in the first quarter of 2001. However, we purchased yen-denominated securities at an average yield of 3.54% in the quarter by focusing on selected sectors of the fixed-maturity market. Including dollar-denominated investments, our blended new money yield was 3.84% for the quarter.

     At the end of the second quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 4.95%, compared with 5.07% a year ago. The return on average invested assets, net of investment expenses, was 4.85% for the six months ended June 30, 2001, compared with 4.83% a year ago.

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

     As of January 1, 2001, additional insurance companies were permitted to sell the type of third-sector products that AFLAC Japan currently offers.
On July 1, 2001, all insurance companies were permitted to compete in the third sector. We recognize that we will face increased competition in the future, however, we continue to believe we will be a very strong competitor because our low-cost structure allows us to provide competitive benefits and services to policyholders and above-average compensation to our sales force.


INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

                                 AFLAC U.S.
                        SUMMARY OF OPERATING RESULTS

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
(In millions)                      2001        2000      2001        2000
                                  ------------------    ------------------
Premium income. . . . . . . . .   $  451      $  377    $  890      $  751
Investment income . . . . . . .       75          68       148         135
Other income. . . . . . . . . .        3           2         4           2
                                   -----       -----     -----       -----
  Total revenues. . . . . . . .      529         447     1,042         888
                                   -----       -----     -----       -----
Benefits and claims . . . . . .      277         236       548         471
Operating expenses. . . . . . .      167         140       327         276
                                   -----       -----     -----       -----
  Total benefits and expenses .      444         376       875         747
                                   -----       -----     -----       -----
    Pretax operating earnings .   $   85      $   71    $  167      $  141
                                   =====       =====     =====       =====
----------------------------------------------------------------------------
Percentage changes
 over previous period:
  Premium income. . . . . . . .     19.5%       13.0%     18.4%       13.2%
  Investment income . . . . . .     10.4        14.4       9.8        14.8
  Total revenues. . . . . . . .     18.4        13.3      17.3        13.5
  Pretax operating earnings . .     19.6        12.3      18.2        11.9
----------------------------------------------------------------------------
Ratios to total revenues:
  Benefits and claims . . . . .     52.3%       52.8%     52.6%       53.0%
  Operating expenses. . . . . .     31.6        31.3      31.4        31.1
  Pretax operating earnings . .     16.1        15.9      16.0        15.9
============================================================================

AFLAC U.S. SALES

    New annualized premium sales rose 27.8% in the second quarter to $214 million. Year-to-date, new sales as of June 30, 2001, were up 31.0% to $417 million, surpassing our sales for the entire year of 1997. Accident/ disability insurance again led our sales for the quarter, accounting for 53.0% of total sales. Cancer expense insurance also produced strong results, accounting for 21.9% of total sales. AFLAC's indemnity dental coverage continued to sell extremely well, accounting for 7.1% of the quarter's sales. Introduced in July 2000, the dental product is already our third best selling product category. We expect sales in the United States to be up 20-25% for the year over 2000.

     AFLAC U.S. continues to rapidly expand its sales force. During the second quarter, the average number of associates producing business on a monthly basis increased 26.1%, compared with the three months ended June 30, 2000, to more than 12,800 agents. We believe the rapid growth of our distribution system is due in part to the ongoing popularity of our current advertising campaign, which has dramatically increased awareness of AFLAC and its products.


AFLAC U.S. INVESTMENTS

     During the first six months of 2001, available cash flow was invested at an average yield-to-maturity of 8.02% compared with 8.44% during the first half of 2000. The overall return on average invested assets, net of investment expenses, was 7.68% for the first six months of 2001 compared with 7.58% for the first six months of 2000.


AFLAC U.S. OTHER

     We expect the operating expense ratio, excluding discretionary advertising expenses, to remain relatively level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to our advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has been relatively stable. The mix of business has shifted toward accident/disability policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. We also expect the pretax operating profit margin to be approximately 16% for the full year.


FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard No. 133 effective January 1, 2001. Under this standard, we are required to record in net earnings the change in the fair value of the interest component of our cross-currency swaps. This new accounting standard will increase volatility in reported net earnings in the future. For additional information, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 2000, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow with 99.5% classified as investment-grade securities.

     The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2001, was 124.60 yen to one U.S. dollar, or 7.9% weaker than the December 31, 2000 exchange rate of 114.75. The weaker yen decreased reported investments and cash by $2.3 billion, total assets by $2.6 billion, and total liabilities by $2.6 billion, compared with the amounts that would have been reported for 2001 if the exchange rate had remained unchanged from year-end 2000.


INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $3.7 billion on investment securities at June 30, 2001, consisted of $4.0 billion in gross unrealized gains and $261 million in gross unrealized losses.

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

                                June 30,         December 31,
                                  2001               2000
                              ------------       ------------
              AAA                  3.4%              25.0%
              AA                  41.4               22.4
              A                   36.5               36.8
              BBB                 18.2               15.1
              BB                    .5                 .7
                                 -----              -----
                                 100.0%             100.0%
                                 =====              =====

     The decrease in AAA-rated debt securities is primarily due to a credit rating change on Japanese government bonds during the first quarter.

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

     Private placement investments, at amortized cost, accounted for 54.2% and 51.5% of our total debt securities as of June 30, 2001 and December 31, 2000, respectively. Of the total private placements, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for 27.7% and 31.5% of total private placement investments as of June 30, 2001 and December 31, 2000, respectively. AFLAC Japan has invested in the private placement market to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to prudent standards for credit quality. Most of AFLAC's private placements are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     During the first half of 2000, the North American issuers of two debt securities held in our debt portfolio experienced significant credit rating downgrades. In the second quarter, we sold one security at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security. These losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the three months and six months ended June 30, 2000.

     The following table presents an analysis of investment securities:

                              AFLAC Japan                 AFLAC U.S.
                      -------------------------   -------------------------
                        June 30,    December 31,    June 30,    December 31,
(In millions)             2001         2000           2001         2000
                      -------------------------   -------------------------
Securities available
 for sale, at fair
 value:
  Fixed maturities      $18,016      $18,616        $ 3,947*     $ 3,556*
  Perpetual debentures    2,649        1,877            179          169
  Equity securities          86           68            144          168
                         ------       ------         ------       ------
   Total available
     for sale            20,751       20,561          4,270        3,893
                         ------       ------         ------       ------
Securities held to
 maturity, at
 amortized cost:
  Fixed maturities        4,881        3,645              -            -
  Perpetual debentures    3,148        3,442              -            -
                         ------       ------         ------       ------
    Total held to
      maturity            8,029        7,087              -            -
                         ------       ------         ------       ------
      Total investment
       securities       $28,780      $27,648        $ 4,270      $ 3,893
                         ======       ======         ======       ======

*Includes securities held by the parent company of $391 at June 30, 2001, and $262 at December 31, 2000


POLICY LIABILITIES

     Policy liabilities decreased $317 million, or 1.1%, during the first six months of 2001. AFLAC Japan decreased $477 million, or 1.8% (6.6% increase in yen), and AFLAC U.S. increased $160 million, or 6.3%. The weaker yen at June 30, 2001, compared with December 31, 2000, decreased reported policy liabilities by $2.2 billion. The decrease in policy liabilities due to the weaker yen was partially offset by increases from new business, the aging of policies in force, and the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements).


DEBT

     In September 2000, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale to United States residents or entities. In October 2000, we issued in Japan 30 billion yen of 1.55% Samurai notes due October 2005 ($241 million using the June 30, 2001 exchange rate). In June 2001, we issued in Japan 40 billion yen of .87% Samurai notes due June 2006 ($321 million using the June 30,

2001 exchange rate). Both issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium.

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 28.8% and 25.1% as of June 30, 2001 and December 31, 2000, respectively. On July 17, 2001, we paid in full the reducing revolving credit agreement (see Note 4 of the Notes to the Consolidated Financial Statements). The effect of this transaction reduced our ratio of debt to total capitalization to 27.2%.

     See Note 4 of the Notes to the Consolidated Financial Statements for information on debt outstanding at June 30, 2001.


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

     The NAIC has recodified Statutory Accounting Principles (SAP) to promote standardization throughout the industry. These new accounting principles, to be applied prospectively, were effective January 1, 2001. Previously, prescribed or permitted SAP could vary among states and among companies. The transition adjustments to adopt the new accounting principles increased AFLAC statutory capital and surplus by approximately $130 million as of January 1, 2001.

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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were approximately $104 million for the first six months of 2001 and $23 million for the same period in 2000. AFLAC Japan repatriated profits to AFLAC U.S. in the amounts of 10.0 billion yen ($81 million) in June 2001 and 12.9 billion yen ($103 million) in July 2001. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC

Japan's solvency margin significantly exceeds regulatory minimums. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2000.

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


OTHER

     In July 2001, the board of directors declared the third quarter cash dividend of $.05 per share. The dividend is payable September 4, 2001 to shareholders of record at the close of business on August 16, 2001.


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

     At June 30, 2001, we had $3.7 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.1 billion based on our portfolio as of June 30, 2001. The effect on yen-denominated debt securities is approximately $2.6 billion and the effect on dollar-denominated debt securities is approximately $444 million.

     We have interest rate swaps on our variable-interest-rate yen-denominated borrowings. As of June 30, 2001, we had outstanding interest rate swaps with a notional amount of 19.1 billion yen ($153 million). On July 15, 2001, 15.2 billion yen ($122 million) of the 19.1 billion yen outstanding at quarter end expired. These swaps reduce the impact of fluctuations in interest rates on borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings.

     At June 30, 2001, we also had yen-denominated bank borrowings in the amount of 19.6 billion yen ($158 million) with a blended variable interest rate of .30%. The effect on net earnings in the first six months of 2001 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 4 of the Notes to the Consolidated Financial Statements.

EQUITY PRICE RISK

     Equity securities at June 30, 2001, totaled $230 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio is 1.03. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 10.3%, or $24 million.

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

             Dollar Value of Yen-Denominated Assets and Liabilities
                           At Selected Exchange Rates
                               (June 30, 2001)

                                           109.60      124.60*     139.60
(In millions)                                Yen         Yen         Yen
----------------------------------------------------------------------------
Yen-denominated financial instruments:
  Assets:
   Securities available for sale:
     Fixed maturities                    $ 18,431    $ 16,212    $ 14,470
     Perpetual debentures                   2,800       2,463       2,198
     Equity securities                         98          86          77
   Securities held to maturity:
     Fixed maturities                       5,549       4,881       4,357
     Perpetual debentures                   3,579       3,148       2,810
   Cash and cash equivalents                  629         553         494
   Other financial instruments                  4           4           3
                                          -------     -------     -------
       Sub-total                           31,090      27,347      24,409
                                          -------     -------     -------
  Liabilities:
   Notes payable, yen-denominated           1,031         907         810
   Cross-currency swaps                       507         446         398
                                          -------     -------     -------
       Sub-total                            1,538       1,353       1,208
                                          -------     -------     -------
Net yen-denominated financial
 instruments                               29,552      25,994      23,201
Other yen-denominated assets                3,876       3,410       3,043
Other yen-denominated liabilities          32,437      28,533      25,466
                                          -------     -------     -------
       Consolidated yen-denominated
       net assets subject to foreign
       currency fluctuation              $    991    $    871    $    778
                                          =======     =======     =======

 *Actual June 30, 2001 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 23.


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

     12.0 - Statement regarding the computation of ratio of earnings to fixed charges.

     15.0 - Letter from KPMG LLP regarding unaudited interim financial information.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

     Items other than those listed above are omitted because they are not required or are not applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AFLAC INCORPORATED


Date  August 9, 2001                           /s/ KRISS CLONINGER, III
     ------------------------                ---------------------------
                                                 KRISS CLONINGER,III
                                              President; Treasurer and
                                               Chief Financial Officer


Date  August 9, 2001                           /s/ RALPH A. ROGERS, JR.
     ------------------------                ---------------------------
                                                 RALPH A. ROGERS, JR.
                                                Senior Vice President,
                                                  Financial Services

EXHIBITS FILED WITH CURRENT FORM 10-Q:

     12.0 - Statement regarding the computation of ratio of earnings to fixed charges.

     15.0 - Letter from KPMG LLP regarding unaudited interim financial information.



















































                                    42
39