Form 10-Q
period 2001-09-30
AFLAC INC
filed 2001-11-14
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For the quarter ended September 30, 2001
Commission File No. 1-7434

AFLAC INCORPORATED
--------------------------------------------------------

GEORGIA	58-1167100
---------------------------------------------------	---------------------------------------------------
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1932 WYNNTON ROAD, COLUMBUS, GEORGIA 31999
--------------------------------------------------------------------------------
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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 8, 2001
--------------------------------------------	-----------------------------------------
Common Stock, $.10 Par Value	522,171,666 shares

AFLAC INCORPORATED AND SUBSIDIARIES
INDEX
Page No.
--------------
Part I. Financial Information:

Item 1. Financial Statements
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000	1
---------------------------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Earnings
Three Months Ended September 30, 2001 and 2000
Nine Months Ended September 30, 2001 and 2000	3
---------------------------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2001 and 2000	4
---------------------------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000	5
---------------------------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2001 and 2000
Nine Months Ended September 30, 2001 and 2000	7
---------------------------------------------------------------------------------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements	8
---------------------------------------------------------------------------------------------------------------------------------------------------------
Review by Independent Auditors	18
---------------------------------------------------------------------------------------------------------------------------------------------------------
Independent Auditors' Review Report	19
---------------------------------------------------------------------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	20
---------------------------------------------------------------------------------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
---------------------------------------------------------------------------------------------------------------------------------------------------------
Part II. Other Information:

Item 1. Legal Proceedings	39
---------------------------------------------------------------------------------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K	39
---------------------------------------------------------------------------------------------------------------------------------------------------------

Items other than those listed above are omitted because they are not required or are not applicable.

i

Part I. Financial Information
AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	September 30,	December 31,
	2001	2000
	(Unaudited)
	-------------------	-----------------
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $19,542 in 2001
and $20,405 in 2000)	$ 22,292	$ 22,172
Perpetual debentures (amortized cost $2,755 in
2001 and $2,347 in 2000)	2,830	2,046
Equity securities (cost $229 in 2001 and $161
in 2000)	235	236
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $5,297 in 2001 and
$3,702 in 2000)	5,257	3,645
Perpetual debentures (fair value $3,349 in 2001
and $3,323 in 2000)	3,279	3,442
Other investments	16	17
Cash and cash equivalents	827	609
	-------------	------------
Total investments and cash	34,736	32,167
Receivables, primarily premiums	442	300
Accrued investment income	358	380
Deferred policy acquisition costs	3,807	3,685
Property and equipment, at cost less
accumulated depreciation	492	481
Other	215	218
	------------	------------
Total assets	$ 40,050	$ 37,231
	=======	=======

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	September 30,	December 31,
	2001	2000
	(Unaudited)
	--------------------	------------------
Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 26,845	$ 26,101
Unpaid policy claims	1,904	1,745
Unearned premiums	364	355
Other policyholders' funds	495	364
	------------	------------
Total policy liabilities	29,608	28,565
Notes payable	1,287	1,079
Income taxes	2,259	1,894
Payables for return of cash collateral
on loan securities	495	127
Other	842	872
	------------	------------
Total liabilities	34,491	32,537
	------------	------------
Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 646,179
shares in 2001 and 644,813 shares in 2000	65	32
Additional paid-in capital	328	336
Retained earnings	4,406	3,956
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	195	194
Unrealized gains on investment securities	2,113	1,474
Treasury stock, at average cost	(1,548)	(1,298)
	------------	------------
Total shareholders' equity	5,559	4,694
	------------	------------
Total liabilities and shareholders' equity	$ 40,050	$ 37,231
	=======	=======
Shareholders' equity per share	$ 10.62	$ 8.87
	=======	=======

See the accompanying Notes to the Consolidated Financial Statements.
Share and per-share amounts reflect the two-for-one stock split distributed March 16, 2001.
Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings

(In millions - Unaudited, except for	Three Months Ended		Nine Months Ended
share and per-share amounts)	September 30,		September 30,
	--------------------------------		-----------------------------
	2001	2000	2001	2000
Revenues:	--------	--------	--------	--------
Premiums, principally supplemental
health insurance	$ 2,034	$ 2,078	$ 6,023	$ 6,146
Net investment income	392	392	1,156	1,153
Realized investment gains (losses)	(27)	(6)	(32)	(100)
Other income	47	8	47	25
	--------	--------	--------	--------
Total revenues	2,446	2,472	7,194	7,224
	--------	--------	--------	--------
Benefits and expenses:
Benefits and claims	1,584	1,673	4,720	4,938
Acquisition and operating expenses:
Amortization of deferred policy
acquisition costs	79	76	243	222
Insurance commissions	252	266	754	780
Insurance expenses	211	183	583	565
Interest expense	5	5	15	14
Release of retirement liability	-	-	-	(101)
Other operating expenses	21	17	62	51
	--------	--------	--------	--------
Total acquisition and operating expenses	568	547	1,657	1,531
	--------	--------	--------	--------
Total benefits and expenses	2,152	2,220	6,377	6,469
	--------	--------	--------	--------
Earnings before income taxes	294	252	817	755
Income taxes	101	89	292	234
	--------	--------	--------	--------
Net earnings	$ 193	$ 163	$ 525	$ 521
	=====	=====	=====	=====
Net earnings per share:
Basic	$ .37	$ .31	$ 1.00	$ .98
Diluted	.36	.30	.97	.96
	=====	=====	=====	=====
Shares used in computing earnings per
share (In thousands):
Basic	524,266	530,180	526,063	530,838
Diluted	536,043	544,392	538,973	544,590
	======	======	======	======
Cash dividends per share	$ .05	$ .043	$ .143	$ .124
	======	======	======	======

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

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Nine Months Ended September 30,
	-----------------------------------------------------
	2001	2000
	----------	----------
Common stock:
Balance at beginning of period	$ 32	$ 32
Exercise of stock options	1	-
Two-for-one stock split	32	-
	----------	----------
Balance at end of period	65	32
	----------	----------
Additional paid-in capital:
Balance at beginning of period	336	310
Exercise of stock options	7	15
Gain on treasury stock reissued	17	4
Two-for-one stock split	(32)	-
	----------	----------
Balance at end of period	328	329
	----------	----------
Retained earnings:
Balance at beginning of period	3,956	3,356
Net earnings	525	521
Dividends to shareholders ($.143 per share in 2001
and $.124 in 2000)	(75)	(65)
	----------	----------
Balance at end of period	4,406	3,812
	----------	----------
Accumulated other comprehensive income:
Balance at beginning of period	1,668	1,264
Change in unrealized foreign currency
translation gains (losses) during
period, net of income taxes	1	(48)
Change in unrealized gains (losses) on
investment securities during period, net
of income taxes	639	(47)
	----------	----------
Balance at end of period	2,308	1,169
	----------	----------
Treasury stock:
Balance at beginning of period	(1,298)	(1,094)
Purchases of treasury stock	(281)	(176)
Cost of shares issued	31	32
	----------	----------
Balance at end of period	(1,548)	(1,238)
	----------	----------
Total shareholders' equity	$ 5,559	$ 4,104
	======	======

See the accompanying Notes to the Consolidated Financial Statements.
Per-share amounts reflect the two-for-one stock split distributed March 16, 2001.
Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)
	Nine Months Ended
	September 30,
	----------------------------------
	2001	2000
Cash flows from operating activities:	----------	-----------
Net earnings	$ 525	$ 521
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Increase in policy liabilities	1,806	2,046
Deferred income taxes	51	86
Change in income taxes payable	87	168
Increase in deferred policy acquisition costs	(227)	(215)
Change in receivables and advance premiums	(133)	(41)
Realized investment (gains) losses	32	100
Change in fair value of interest component of
cross-currency swaps	(19)	-
Release of retirement liability	-	(101)
Other, net	87	23
	----------	----------
Net cash provided by operating activities	2,209	2,587
	----------	----------
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,274	572
Fixed maturities matured	444	301
Equity securities	76	30
Securities held to maturity:
Fixed maturities matured	129	-
Other investments, net	(2)	(3)
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,184)	(3,234)
Perpetual debentures	(498)	(26)
Equity securities	(128)	(54)
Securities held to maturity:
Fixed maturities	(1,324)	-
Perpetual debentures	(41)	-
Cash received as collateral on loaned securities, net	368	397
Additions to property and equipment, net	(78)	(14)
Other, net	(12)	(9)
	----------	----------
Net cash used by investing activities	(1,976)	(2,040)
	----------	----------

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)
	Nine Months Ended
	September 30,
	------------------------------
	2001	2000
	--------	--------
Cash flows from financing activities:
Proceeds from borrowings	$ 436	$ 15
Principal payments under debt obligations	(216)	(169)
Change in annuity deposit funds	98	26
Dividends paid to shareholders	(71)	(61)
Purchases of treasury stock	(281)	(176)
Treasury stock reissued	31	27
Other, net	7	14
	----------	----------
Net cash provided (used) by financing activities	4	(324)
	----------	----------
Effect of exchange rate changes on cash
and cash equivalents	(19)	(31)
	----------	----------
Net change in cash and cash equivalents	218	192

Cash and cash equivalents, beginning of period	609	616
	----------	----------
Cash and cash equivalents, end of period	$ 827	$ 808
	======	======

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest paid	$ 12	$ 14
Income taxes paid	195	97
Impairment losses included in realized capital losses	(71)	(57)
Noncash financing activities:
Capital lease obligations	14	15
Treasury shares issued to AFL stock plan for:
Shareholder dividend reinvestment	4	4
Associates stock bonus	13	5

See the accompanying Notes to the Consolidated Financial Statements.

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)
Three Months Ended		Nine Months Ended
September 30,		September 30,
-----------------------------		---------------------------
2001	2000	2001	2000
--------	--------	--------	--------
Net earnings	$ 193	$ 163	$ 525	$ 521
	--------	--------	--------	--------
Other comprehensive income, before income taxes:
Change in unrealized foreign currency translation
gains (losses) during the period	(46)	17	31	45
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during the period	39	(306)	892	(209)
Reclassification adjustment for realized (gains)
losses included in net earnings	(2)	7	4	100
Unrealized gains (losses) on interest rate swap contracts:
Unrealized holding gains (losses) arising
during the period	-	-	(1)	-
Reclassification adjustment for (gains) losses
included in net earnings	-	-	1	-
	--------	--------	--------	--------
Total other comprehensive income (loss),
before income taxes	(9)	(282)	927	(64)
Income tax expense (benefit) related to items of
other comprehensive income	(26)	(114)	287	31
	--------	--------	--------	--------
Other comprehensive income (loss), net
of income taxes	17	(168)	640	(95)
	--------	--------	--------	--------
Total comprehensive income	$ 210	$ (5)	$ 1,165	$ 426
	=====	=====	=====	=====

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of September 30, 2001, and the consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, and consolidated statements of cash flows and shareholders' equity for the nine months ended September 30, 2001 and 2000. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     This standard changed the accounting for our interest rate swaps and the interest component of our cross-currency swaps. In accordance with SFAS No. 133, we now recognize in net earnings the change in fair value of the interest component of our cross-currency swaps. Unrealized gains and losses related to the change in fair value of our interest rate swaps are included in accumulated other comprehensive income until the hedged transaction terminates. The changes described above affect only the pattern and the timing of noncash accounting recognition.

     The cumulative transition effect recorded on January 1, 2001 for this new accounting standard was approximately $293,000. The movement in yen and dollar interest rates can have a significant impact on the reported value of the interest components of the cross-currency swaps, the result of which flows through net income. The effect of recording the fair value of the interest components of the cross-currency swaps increased net earnings by $19 million ($.04 per basic share and $.03 per diluted share) for the nine months ended September 30, 2001. See Note 5 for additional information on our derivative and nonderivative financial instruments.

     The Financial Accounting Standards Board has recently issued four new accounting standards. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

3. Segment Information

     Information regarding components of operations follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	----------------------------		-----------------------------
	2001	2000	2001	2000
Revenues:	----------	----------	----------	----------
AFLAC Japan:
Earned premiums	$ 1,564	$ 1,682	$ 4,662	$ 5,000
Net investment income	311	320	920	940
Other income	1	1	2	7
	----------	----------	----------	----------
Total AFLAC Japan revenues	1,876	2,003	5,584	5,947
	----------	----------	----------	----------
AFLAC U.S.:
Earned premiums	471	395	1,361	1,146
Net investment income	77	70	225	205
Other income	2	2	6	4
	----------	----------	----------	----------
Total AFLAC U.S. revenues	550	467	1,592	1,355
	----------	----------	----------	----------
Other business segments	6	7	24	20
	----------	----------	----------	----------
Total business segment revenues	2,432	2,477	7,200	7,322
Realized investment gains (losses)*	(27)	(6)	(32)	(100)
Corporate**	48	8	46	25
Intercompany eliminations	(7)	(7)	(20)	(23)
	----------	----------	----------	----------
Total revenues	$ 2,446	$ 2,472	$ 7,194	$ 7,224
	======	======	======	======
Earnings before income taxes:
AFLAC Japan	$ 211	$ 195	$ 616	$ 574
AFLAC U.S.	85	74	252	216
Other business segments	(2)	1	(3)	(2)
	----------	----------	----------	----------
Total business segment earnings	294	270	865	788
Realized investment gains (losses)*	(27)	(6)	(32)	(100)
Release of retirement liability	-	-	-	101
Interest expense, noninsurance operations	(4)	(4)	(12)	(12)
Corporate**	31	(8)	(4)	(22)
	----------	----------	----------	----------
Total earnings before income taxes	$ 294	$ 252	$ 817	$ 755
	======	======	======	======

* See Note 6.

**Includes investment income of $4 in 2001 and $1 in 2000 for the three-month period and $10 in 2001 and $7 in 2000 for the nine-month period. In 2001, includes a gain of $38 for the three-month period and a gain of $19 for the nine-month period related to the change in fair value of the interest component of our cross-currency swaps.

     Assets were as follows:

	September 30,	December 31,
(In millions)	2001	2000
	---------------------	---------------------
Assets:
AFLAC Japan	$ 33,993	$ 31,881
AFLAC U.S.	5,616	4,964
Other business segments	41	46
	-------------	-------------
Total business segment assets	39,650	36,891
Corporate	7,039	5,993
Intercompany eliminations	(6,639)	(5,653)
	-------------	-------------
Total assets	$ 40,050	$ 37,231
	========	========

4.  Notes Payable

     A summary of notes payable is as follows:

	September 30,	December 31,
(In millions)	2001	2000
	--------------------	--------------------
6.50% senior notes due April 2009 (principal amount $450)	$ 449	$ 449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal
amount 30 billion yen)	251	261
.87% notes due June 2006 (principal
amount 40 billion yen)	335	-
Unsecured, yen-denominated notes payable to banks:
Reducing revolving credit agreement:
2.29% fixed interest rate	-	99
Variable interest rate	-	14
Revolving credit agreement, due November 2002:
1.24% fixed interest rate	32	68
Variable interest rate (.28% at September 30, 2001)	184	157
Obligations under capitalized leases payable
monthly through 2006, secured by computer
equipment in Japan	36	31
	-----------	-----------
Total notes payable	$ 1,287	$ 1,079
	=======	=======

     For those loans denominated in yen, the principal amount of the loans as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate.

     In September 2000, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale to United States residents or entities. In October 2000, we issued in Japan 30 billion yen of 1.55% Samurai notes due October 2005

($251 million using the September 30, 2001 exchange rate). In June 2001, we issued in Japan 40 billion yen of .87% Samurai notes due June 2006 ($335 million using the September 30, 2001 exchange rate). Both issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium.

     In April 1999, we issued $450 million of 6.50% senior notes, due April 2009. The current outstanding balance after unamortized loan discount is $449 million. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole amount. We have entered into cross-currency swaps that have the effect of converting the dollar-denominated principal and interest into yen-denominated obligations (see Note 5).

     In July 2001, we paid in full the unsecured reducing, revolving credit agreement (12.9 billion yen, or $104 million at the June 30, 2001 exchange rate). We had 11.3 billion yen of interest rate swaps associated with this credit agreement, which also terminated in July.

     We have an unsecured revolving credit agreement that provides for bank borrowings through November 2002 in either U.S. dollars or Japanese yen. The borrowing limit is $250 million. The current outstanding balance is 25.8 billion yen. At quarter end, we had 21.9 billion yen ($184 million) of the unsecured revolving credit agreement outstanding at a variable interest rate. In July 2001, interest rate swaps totaling 3.9 billion yen associated with this credit agreement expired, which reduced the fixed interest rate portion of the debt to 3.9 billion yen as of September 30, 2001. The remaining swaps are scheduled to expire in July 2002 (see Note 5).

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

     AFLAC documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or to specific forecasted transactions. We also assess, both at hedge inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.

     The assessment of hedge effectiveness determines the noncash accounting treatment of changes in fair value. Our accounting for changes in the fair value of derivatives is as follows:

Nature of Hedge Designation	Derivative's Change in Fair Value Reflected in:
-------------------------------------------	-------------------------------------------------------------------
Cash flow	Other comprehensive income, with subsequent
reclassifications to earnings when the hedged
transaction impacts earnings

Net investment in foreign operations	Other comprehensive income as part of the
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

     The foreign currency portion of our cross-currency swaps was included at fair value in other liabilities at $17 million as of September 30, 2001, and at $34 million as of December 31, 2000. The related $17 million increase in fair value during the nine months ended September 30, 2001 (a $28 million increase during the nine months ended September 30, 2000) was reflected in accumulated other comprehensive income - unrealized foreign currency translation gains (losses).

     Under the provisions of SFAS No. 133, which was effective January 1, 2001, the interest components of the cross-currency swaps do not qualify for hedge accounting and therefore the changes in fair value must be reflected in earnings. The increase in fair value related to changes in interest rates was a gain of $38 million for the three-month period and a gain of $19 million for the nine-month period. At September 30, 2001, the total fair value of the swaps, $12 million due from counterparties, was included in other assets. At December 31, 2000, the total fair value of $30 million due to counterparties was included in other liabilities. At September 30, 2001, the accrued interest receivable was $10 million, compared with $4 million at December 31, 2000. The change in the accrued interest receivable was included in interest expense.

     The fair value of the interest components, not related to accrued interest, was not reflected in the financial statements prior to January 1, 2001.

     At September 30, 2001, we had outstanding interest rate swaps on 3.9 billion yen ($32 million) of our variable-interest-rate yen-denominated borrowings (Note 4). In July 2001, 15.2 billion yen ($122 million) of the 19.1 billion yen outstanding as of June 30, 2001 expired. The remaining swap agreements expire in July 2002. These swaps reduce the impact of changes in interest rates on our borrowing costs and effectively change our interest rate from variable to fixed. After the effect of the remaining swap agreements, we make fixed-rate payments at 1.24% and receive floating-rate payments (.08% at September 30, 2001, plus loan costs of 20 basis points) based on three-month Japanese yen LIBOR. We do not expect to reclassify a significant amount of unrealized gains/losses from accumulated other comprehensive income to earnings during the next 12 months related to our interest rate swaps. For additional information on the credit agreements, see Note 4.

     Our risk management objective is to fix the net interest cash outflows on a portion of our debt obligations. We have designated these interest rate swaps as a cash flow hedge of our exposure to the variability in future cash flows attributable to the variable interest payments due. These interest rate swaps were included in other liabilities at a fair value of $306,000 at September 30, 2001, and the change in such fair value during the nine months ended September 30, 2001 was reflected in accumulated other comprehensive income. The change in accrued interest payable was included in interest expense. The fair value of the interest rate swaps was not reflected in the financial statements prior to January 1, 2001. For additional information on the adoption of SFAS No. 133 and our accounting for derivatives, see Note 2.

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

Other Nonderivative Instruments

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2001, and December 31, 2000, we had security loans outstanding in the amounts of $484 million and $123 million at fair value, respectively. At September 30, 2001, and December 31, 2000, we held cash in the amount of $495 million and $127 million, respectively, as collateral for loaned securities.

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

6.  Investment Gains and Losses

Realized Investment Gains and Losses

     In the first nine months of 2001, we recognized impairment losses related to both stock and debt securities investments. In the third quarter, we recognized a pretax impairment loss of $28 million related to our investment in the common stock of two human resource service companies. During the first quarter, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer, which experienced a significant credit rating downgrade in March 2001.

     In the first quarter of 2001, we executed several bond sale and purchase transactions in an effort to increase investment income. The sale of these debt securities resulted in a pretax gain of $21 million. Also in the first quarter, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers.

     The preceding activity, together with other trades in the normal course of business, reduced net income by $32 million ($.06 per basic and diluted share) for the nine months ended September 30, 2001.

     During the first half of 2000, the North American issuers of two debt securities held in our debt portfolio experienced significant credit rating downgrades. In the second quarter, we sold one security at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security. These losses, when combined with other trades in the normal course of business, decreased net earnings by $66 million ($.13 per basic share and $.12 per diluted share) for the nine months ended September 30, 2000.

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

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

(In millions)	September 30,	December 31,
	2001	2000
	---------------------	---------------------
Unrealized gains on securities available for sale	$ 2,831	$ 1,541
Unamortized unrealized gains on securities transferred
to held to maturity	692	1,001
Less:
Policy liabilities	86	-
Deferred income taxes	1,324	1,068
	-------------	-------------
Shareholders' equity, net unrealized gains on
investment securities	$ 2,113	$ 1,474
	========	========

     As of March 31, 2001, new Japanese accounting principles and regulatory requirements became effective, which impact investment classifications and solvency margin calculations on a Japanese accounting basis. As a result of these new regulatory requirements, we re-evaluated AFLAC Japan's investment portfolio and our holding period intent related to certain investment securities. In order to minimize potentially unfavorable solvency margin results in the future under the new Japanese accounting methods, we reclassified debt securities with amortized cost of $1.8 billion from the held-to-maturity category to the available-for-sale category as of March 31, 2001. The related unamortized unrealized gain, included in accumulated other comprehensive income immediately prior to the transfer, was $327 million.

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

7.  Common Stock

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30:

(In thousands of shares)	2001	2000
	------------	------------
Common stock - issued:
Balance at beginning of period	644,813	640,698
Exercise of stock options	1,366	3,853
	------------	------------
Balance at end of period	646,179	644,551
	------------	------------
Treasury stock:
Balance at beginning of period	115,603	109,216
Purchases of treasury stock:
Open market	9,480	7,784
Other	168	269
Shares issued to AFL Stock Plan	(1,334)	(936)
Exercise of stock options	(1,107)	(2,098)
	------------	------------
Balance at end of period	122,810	114,235
	------------	------------
Shares outstanding at end of period	523,369	530,316
	=======	=======

     On February 13, 2001, the board of directors declared a two-for-one stock split, consisting of 323 million shares, payable to shareholders of record at the close of business on February 27, 2001. The stock split was distributed on March 16, 2001. Share and per-share amounts retroactively reflect this split.

     For the three months ended September 30, 2001 and 2000, there were approximately 1,189,800 and 3,300 weighted average shares, respectively, for outstanding stock options that were not included in the weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods. For the nine months ended September 30, 2001 and 2000, there were approximately 759,100 and 1,249,800 weighted average shares, respectively, for outstanding stock options that were not included in the weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

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

9.  Release of Retirement Liability

     In May 2000, the surviving spouse of John B. Amos, former chairman of the board, unexpectedly passed away. The Company had accrued an unfunded liability under a shareholder-approved employment contract for projected retirement payments based on a normal life expectancy. The release of the remaining accrued liability increased net earnings by $99 million ($.19 per basic share and $.18 per diluted share) for the nine months ended September 30, 2000.

REVIEW BY INDEPENDENT AUDITORS

     The September 30, 2001, and 2000, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review is included on page 19.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.	Telephone: (404) 222-3000
Suite 2000	Telefax: (404) 222-3050
Atlanta, GA 30308

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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
October 24, 2001

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

     During the third quarter of 2001, we recognized in realized investment gains and losses a pretax impairment loss of $28 million ($28 million after tax, or $.05 per basic and diluted share) related to the Company's investment in two human resource service companies. (See Note 6 of the Notes to the Consolidated Financial Statements.)

     The third quarter of 2001 included a $38 million pretax gain ($37 million after tax, or $.07 per basic and diluted share) in connection with the change in fair value of the interest component of cross-currency swaps related to the Company's debt. The year-to-date impact of changes in such fair values increased pretax earnings by $19 million ($19 million after tax, or $.04 per basic share and $.03 per diluted share). These gains were included in other income. (See Notes 2 and 5 of the Notes to the Consolidated Financial Statements.)

     In the second quarter of 2000, the release of an accrued unfunded liability for projected retirement payments increased pretax earnings by $101 million ($99 million after tax, or $.19 per basic share and $.18 per diluted share) for the nine months ended September 30, 2000. (See Note 9 of the Notes to the Consolidated Financial Statements.)

     During the second quarter of 2000, we sold one security at a pretax loss of $34 million. We also recorded a pretax impairment loss of $57 million on another security. These losses were included in realized investment gains and losses. The combined effect of these losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the nine months ended September 30, 2000. These losses, when combined with other trades in the normal course of business, decreased net earnings by $66 million ($.13 per basic share and $.12 per diluted share) for the nine months ended September 30, 2000. (See Note 6 of the Notes to the Consolidated Financial Statements.)

     The following table sets forth the results of operations by business segment for the periods shown.

SUMMARY OF OPERATING RESULTS BY BUSINESS SEGMENT
(In millions, except for per-share amounts)

Three Months Ended September 30,			Nine Months Ended September 30,
--------------------------------------------			-------------------------------------------
Percentage			Percentage
Change	2001	2000	Change	2001	2000
----------------	---------	---------	-----------------	---------	--------
Operating earnings:
AFLAC Japan	8.5%	$ 211	$ 195	7.3%	$ 616	$ 574
AFLAC U.S	14.0	85	75	16.7	252	216
Other business segments		(2)	-		(3)	(2)
		-------	--------		--------	--------
Total business segments	9.1	294	270	9.8	865	788
Interest expense,
noninsurance operations	(10.1)	(4)	(4)	(4.7)	(12)	(12)
Corporate and eliminations	12.9	(6)	(7)	(.3)	(23)	(22)
		--------	--------		--------	--------
Pretax operating earnings	9.6	284	259	10.1	830	754
Income taxes	11.1	100	90	10.1	292	265
		--------	--------		--------	--------
Operating earnings	8.9	184	169	10.1	538	489
Nonoperating items:
Change in fair value of the
interest component of cross-
currency swaps, net of tax		37	-		19	-
Realized investment gains
(losses), net of tax		(28)	(6)		(32)	(67)
Release of retirement liability,
net of tax		-	-		-	99
		--------	--------		--------	--------
Net earnings	18.6%	$ 193	$ 163.7%		$ 525	$ 521
		=====	=====		=====	=====
Operating earnings per basic share	9.4%	$ .35	$ .32	10.9%	$ 1.02	$ .92
Operating earnings per diluted share	9.7	.34	.31	11.1	1.00	.90
		=====	=====		=====	=====
Net earnings per basic share	19.4%	$ .37	$ .31	2.0%	$ 1.00	$ .98
Net earnings per diluted share	20.0	.36	.30	1.0	.97	.96
		=====	=====		=====	=====

     The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment gains/losses, the change in fair value of the interest component of cross-currency swaps in 2001 and the gain from the release of the retirement accrual in 2000. Operating earnings per share amounts referenced in the following discussion are based on the diluted number of average outstanding shares and retroactively reflect the two-for-one stock split distributed March 16, 2001. For the first nine months of 2001, the weaker yen, or stronger dollar, masked our true operating performance. Our business, in functional currency terms, continued to be strong, and we believe it is more appropriate to measure our performance excluding the effect of the yen in order to understand the basic operating results of the business.

FOREIGN CURRENCY TRANSLATION

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     The following table illustrates the effect of foreign currency translation by comparing our reported operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

AFLAC Incorporated and Subsidiaries
Foreign Currency Translation Effect on Operating Results
Percentage Changes Over Previous Period
(For the periods ended September 30, 2001

	Three Months	Nine Months
	Operating Results	Operating Results
	------------------------------------	---------------------------------
	Including	Excluding	Including	Excluding
	Currency	Currency	Currency	Currency
	Changes	Changes*	Changes	Changes*
	--------------	-------------	-------------	--------------
Premium income	(2.1)%	7.7%	(2.0)%	7.7%
Net investment income	.1	7.5	.2	7.5
Operating revenues	(1.7)	7.7	(1.6)	7.7
Total benefits and expenses	(3.1)	6.7	(2.9)	6.7
Operating earnings	8.9	14.8	10.1	15.9
Operating earnings per diluted share	9.7	16.1	11.1	16.7
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
===============================================================================================

     The yen strengthened in relation to the dollar from June 30, 2001 to September 30, 2001. However, overall exchange rates for 2001 have remained at levels significantly weaker than those experienced in the comparable periods in 2000. The average yen/dollar exchange rates were 121.72 and 107.65 for the three months ended September 30, 2001 and 2000, and 120.86 and 107.16 for the nine months ended September 30, 2001 and 2000, respectively. The weaker yen decreased reported operating earnings by approximately $.02 per share for the three months ended September 30, 2001, and $.05 per share for the nine months ended September 30, 2001. Operating earnings per share increased 9.7% to $.34 for the three-month period ended September 30, 2001, compared with the same period in 2000 and increased 11.1% to $1.00 for the nine-month period ended September 30, 2001, compared with the same period in 2000. Operating earnings per share, excluding the effect of foreign currency translation, increased 16.1%, to $.36 for the quarter and increased 16.7% to $1.05 for the nine months ended September 30, 2001 compared with the same periods in 2000.

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

2001 Operating EPS Scenarios
-----------------------------------------------------
Annual
Average Yen	Annual Operating	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2000	on EPS
------------------	----------------------	--------------	--------------
100.00	$ 1.45	20.8%	$ .05
105.00	1.42	18.3	.02
107.83 *	1.40	16.7	-
110.00	1.39	15.8	(.01)
115.00	1.36	13.3	(.04)
120.00	1.34	11.7	(.06)
125.00	1.31	9.2	(.09)
130.00	1.29	7.5	(.11)

*Actual 2000 average exchange rate.

     If we reach the high end of our earnings objective and the yen averages 120 to 125 to the dollar for the remainder of the year, we expect operating earnings per share would range from $1.33 to $1.34 for the full year.

SHARE REPURCHASE PROGRAM

     During the third quarter, we acquired 2.8 million shares of AFLAC stock, bringing the total number of shares purchased in the first nine months to 9.5 million. At the end of September 2001, we had 7.0 million shares remaining for purchase under authorization from the board of directors.

INCOME TAXES

     Our combined U.S. and Japanese effective income tax rates on operating earnings were 35.2% for both the nine months ended September 30, 2001 and 2000.

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

     The following table presents a summary of AFLAC Japan's operating results.

AFLAC JAPAN
SUMMARY OF OPERATING RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
	----------------------------		----------------------------
Premium income.	$ 1,564	$ 1,682	$ 4,662	$ 5,000
Investment income	311	320	920	940
Other income	1	1	2	7
	--------	--------	--------	--------
Total revenues	1,876	2,003	5,584	5,947
	--------	--------	--------	--------
Benefits and claims	1,296	1,425	3,882	4,219
Operating expenses	369	383	1,086	1,154
	--------	--------	--------	--------
Total benefits and expenses	1,665	1,808	4,968	5,373
	--------	--------	--------	--------

Pretax operating earnings	$ 211	$ 195	$ 616	$ 574
	=====	=====	=====	=====
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Percentage changes in dollars
over previous period:
Premium income	(7.1)%	12.1%	(6.8)%	17.1%
Investment income	(2.6)	14.0	(2.1)	17.0
Total revenues	(6.4)	12.4	(6.1)	17.1
Pretax operating earnings	8.5	13.9	7.3	19.4
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Percentage changes in yen
over previous period:
Premium income	5.1%	5.9%	5.2%	7.1%
Investment income	10.1	8.6	10.4	7.3
Total revenues	5.9	6.3	5.9	7.2
Pretax operating earnings	22.5	9.0	21.0	9.6
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Ratios to total revenues:
Benefits and claims	69.1%	71.1%	69.5%	70.9%
Operating expenses	19.7	19.2	19.5	19.4
Pretax operating earnings	11.2	9.7	11.0	9.7
==============================================================================================

     The benefit ratio has decreased slightly as the mix of business continues to shift to newer products, which have lower loss ratios than the earlier versions of our cancer life products.

     In the third quarter of 2001, the average yen/dollar exchange rate used to translate AFLAC Japan's income statement was 121.72, compared with an average rate of 107.65 in the third quarter of 2000. For the nine-month period ended September 30, 2001, the average exchange rate was 120.86, compared with 107.16 for the nine-month period ended September 30, 2000. This weakening of the average exchange rate held down rates of growth for AFLAC Japan in dollar terms and inflated rates of growth in yen terms. Because approximately one-fourth of AFLAC Japan's investment income is dollar-denominated, increases as reported in yen for total revenues, net investment income and pretax operating earnings were magnified.

     The following table illustrates the effect of foreign currency translation on dollar-denominated items in AFLAC Japan's operating results by comparing certain operating results in yen with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the previous year:

Percentage Changes in Yen Over Previous Period
---------------------------------------------------------------------
	Three Months		Nine Months
	Operating Results		Operating Results
	-----------------------------		----------------------------
	Including	Excluding	Including	Excluding
	Currency	Currency	Currency	Currency
	Changes	Changes*	Changes	Changes*
	-----------	-----------	-----------	-----------
Net investment income	10.1%	6.4%	10.4%	6.7%
Total revenues	5.9	5.3	5.9	5.3
Pretax operating earnings	22.5	16.8	21.0	15.5
-----------------------------------------------------------------------------------------------------------------------
*Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
===============================================================================

JAPANESE ECONOMY

     For the past decade, Japan has been struggling with its depressed economy. Since the terrorist attacks of September 11, business confidence has worsened and consumer spending has slowed in reaction to growing concerns over the global economy. In October, the Bank of Japan also lowered its assessment of Japan's economy for the fifth straight month based on the decline in economic indicators such as industrial output, employment and wages. As we have indicated in the past, Japan's weak economy has created a challenging environment for AFLAC Japan. The time required for the Japanese economy to fully recover remains uncertain.

AFLAC JAPAN SALES

     As expected, new annualized premium sales declined in the third quarter. AFLAC Japan's sales were 20.1 billion yen, or $165 million, in the third quarter, a decrease of 18.3%. For the first nine months of 2001, new sales were 68.8 billion yen, or $568 million, a decrease of 4.9%. Third-quarter sales continued to be negatively impacted by a sharp decline in Rider MAX production. Rider MAX provides accident and medical/sickness benefits as an attachment to our cancer life policy.

     In order to improve sales of Rider MAX, we introduced a revised version of the product late in the third quarter and restarted television advertising for this product. We believe that with these actions, Rider MAX will continue to be a strong contributor to sales.

     In September 2001, Japan's Ministry of Health and Welfare proposed that copayments for the national health care system be raised from 20% to 30%. Two other proposed changes are a gradual rise of the age at which "elderly medical benefits" begin from age 70 to age 75, and a reduction in items covered which increases out-of-pocket expenses. Past experience indicates that as consumer copayments increase in Japan, our sales benefit. We are confident these proposals can again increase the need for our products, particularly medical related products such as Rider MAX.

     We have also taken action within our management team to improve our Japan sales. In April, we hired a new marketing director and he began work in September. Since then, the creation of a strategic planning division within the marketing department, the incorporation of the product development and advertising divisions in the marketing department, and the evaluation and reorganization of our sales department are all actions that we believe will benefit Japan sales. Further, we believe that these steps will provide us with a more sophisticated and aggressive marketing management that is better able to develop strategies for competing in Japan's economic environment.

     During the second quarter, we analyzed our annuity business and concluded that our best-selling annuity product, sold as business insurance, was profitable but did not meet our profit objectives. As a result, we stopped selling that type of annuity business.

     In July 2001, we introduced the AFLAC Injury Policy. The policy, which is the first accident product to be marketed by AFLAC Japan, provides benefits for inpatient and outpatient treatment and surgery due to injuries. For the third quarter, accident insurance contributed 3% of new sales.

     We remain very pleased with the sales efforts of our marketing partner, Dai-ichi Mutual Life. In the third quarter, Dai-ichi Life sold 79,000 of our cancer life policies, accounting for 15% of new annualized premium sales. Dai-ichi Life sales of our cancer life policy increased 27% in the third quarter, compared with their second quarter results.

     In light of our sales results for the first nine months of the year, the challenging economic environment and the dramatic transition of our marketing management, we expect sales will be down 15-20% for the fourth quarter. Although Japan's troubled economy continues to be a challenge, we are committed to maintaining and growing our business in Japan, which is the world's second largest economy and the second largest life insurance market. We believe that we are strongly positioned in the best segment of Japan's insurance industry. As Japan's population ages, we believe that our new management is poised to adapt to market needs and benefit from the long-term demand for supplemental insurance products.

AFLAC JAPAN INVESTMENTS

     Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities remained low in the third quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 2.03% during the third quarter, compared with 1.90% in the second quarter of 2001. However, we purchased yen-denominated securities at an average yield of 3.72% in the quarter by focusing on selected sectors of the fixed-maturity market. Including dollar-denominated investments, our blended new money yield was 3.96% for the quarter.

     At the end of the third quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 4.93%, compared with 5.06% a year ago. The return on average invested assets, net of investment expenses, was 4.82% for the nine months ended September 30, 2001, compared with 4.83% a year ago.

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

     As of January 1, 2001, additional insurance companies were permitted to sell the type of third-sector products that AFLAC Japan currently offers. On July 1, 2001, all insurance companies were permitted to compete in the third sector. We now face increased competition, however, we continue to believe we are a very strong competitor because our low-cost structure allows us to provide competitive benefits and services to policyholders and above-average compensation to our sales force.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

AFLAC U.S.
SUMMARY OF OPERATING RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
	--------------------------------------		----------------------------
Premium income	$ 471	$ 395	$1,361	$1,146
Investment income	77	70	225	205
Other income	2	2	6	4
	------	------	------	------
Total revenues	550	467	1,592	1,355
	------	------	------	------
Benefits and claims	289	248	838	719
Operating expenses	176	144	502	420
	------	------	------	------
Total benefits and expenses	465	392	1,340	1,139
	------	------	------	------
Pretax operating earnings	$ 85	$ 75	$ 252	$ 216
	====	====	====	====
--------------------------------------------------------------------------------------------------------------------------
Percentage changes over previous period:
Premium income	19.2%	14.2%	18.7%	13.5%
Investment income	9.5	13.5	9.7	14.4
Total revenues	17.8	14.3	17.5	13.8
Pretax operating earnings	14.0	15.4	16.7	13.1
--------------------------------------------------------------------------------------------------------------------------
Ratios to total revenues:
Benefits and claims	52.6%	53.1%	52.6%	53.1%
Operating expenses	31.9	30.9	31.6	31.0
Pretax operating earnings	15.5	16.0	15.8	15.9
==================================================================================

AFLAC U.S. SALES

     New annualized premium sales rose 21.6% in the third quarter to $211 million. New sales for the nine months ended September 30, 2001, were up 27.7% to $628 million. Accident/disability insurance again led our sales for the quarter, accounting for 54% of total sales. Cancer expense insurance continued to produce strong results, accounting for 22% of total sales. AFLAC's indemnity dental coverage continued to sell extremely well, accounting for 7% of the quarter's sales. Introduced in July 2000, indemnity dental is our third best selling product category. For 2001, we expect sales in the United States to be up 20-25% over 2000.

     AFLAC U.S. continues to rapidly expand its sales force. During the third quarter, the average number of associates producing business on a monthly basis increased 18%, compared with the three months ended September 30, 2000, to more than 13,000 agents. We believe the rapid growth of our distribution system is due in part to the ongoing popularity of our current advertising campaign, which has dramatically increased awareness of AFLAC and its products.

AFLAC U.S. INVESTMENTS

     During the first nine months of 2001, available cash flow was invested at an average yield-to-maturity of 7.92% compared with 8.31% during the first nine months of 2000. The overall return on average invested assets, net of investment expenses, was 7.66% for the first nine months of 2001 compared with 7.60% for the first nine months of 2000.

AFLAC U.S. OTHER

     We expect the operating expense ratio, excluding discretionary advertising expenses, to remain relatively level in the future. By improving administrative systems and controlling other costs, we have been able to redirect funds to our advertising programs without significantly affecting the operating expense ratio.

     The aggregate benefit ratio has also been relatively stable. The mix of business has shifted toward accident/disability policies, which have lower benefit ratios than other products. We expect future benefit ratios for some of our supplemental products to increase slightly due to our ongoing efforts to improve policy persistency and enhance policyholder benefits. We also expect the pretax operating profit margin to be approximately 16% for the full year.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard No. 133 effective January 1, 2001. Under this standard, we are required to record in net earnings the change in the fair value of the interest component of our cross-currency swaps. This new accounting standard will increase volatility in reported net earnings in the future. The Financial Accounting Standards Board has recently issued four new accounting standards. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations. For additional information, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

ANALYSIS OF FINANCIAL CONDITION

     Since December 31, 2000, our financial condition has remained strong in the functional currencies of our operations. The investment portfolios of AFLAC Japan and AFLAC U.S. have continued to grow with 98.7% classified as investment-grade securities.

     The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2001, was 119.40 yen to one U.S. dollar, or 3.9% weaker than the December 31, 2000 exchange rate of 114.75. The weaker yen decreased reported investments and cash by $1.1 billion, total assets by $1.3 billion, and total liabilities by $1.3 billion, compared with the amounts that would have been reported for 2001 if the exchange rate had remained unchanged from year-end 2000.

INVESTMENTS AND CASH

     The continued growth in investments and cash reflects the substantial cash flows in the functional currencies of our operations. Net unrealized gains of $3.0 billion on investment securities at September 30, 2001, consisted of $3.6 billion in gross unrealized gains and $607 million in gross unrealized losses.

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

	September 30,	December 31,
	2001	2000
	-----------------	-----------------
AAA	3.0%	25.0%
AA	42.4	22.4
A	35.1	36.8
BBB	18.2	15.1
BB	1.3	.7
	------	------
	100.0%	100.0%
	====	====

     The decrease in AAA-rated debt securities is primarily due to a credit rating change on Japanese government bonds during the first quarter of 2001.

     In March 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer, which experienced a significant credit rating downgrade during the first quarter of 2001. These debt securities are carried in the available-for-sale category.

     We also executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income. The sales of these debt securities resulted in pretax realized investment gains of $21 million.

     Also, in the first quarter of 2001, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers.

     As of March 31, 2001, new Japanese accounting principles and regulatory requirements became effective, which impact investment classifications and solvency margin calculations on a Japanese accounting basis. As a result of these new regulatory requirements, we re-evaluated AFLAC Japan's investment portfolio and our holding period intent related to certain investment securities. In order to minimize future unfavorable solvency margin results under the new Japanese accounting methods, we reclassified debt securities with amortized cost of $1.8 billion from the held-to-maturity category to the available-for-sale category as of March 31, 2001. The related unamortized unrealized gain, included in accumulated other comprehensive income immediately prior to the transfer, was $327 million.

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

     Private placement investments, at amortized cost, accounted for 55.0% and 51.5% of our total debt securities as of September 30, 2001 and December 31, 2000, respectively. Of the total private placements, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for 27.4% and 31.5% of total private placement investments as of September 30, 2001 and December 31, 2000, respectively. AFLAC Japan has invested in yen-denominated private placement securities to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to prudent standards for credit quality. Most of AFLAC's private placements are issued under medium-term note programs and have standard covenants commensurate with credit rankings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     During the first half of 2000, the North American issuers of two debt securities held in our debt portfolio experienced significant credit rating downgrades. In the second quarter, we sold one security at a realized loss of $34 million. We recorded an impairment loss of $57 million on the other security. These losses decreased net earnings by $58 million ($.11 per basic and diluted share) for the nine months ended September 30, 2000.

     The following table presents an analysis of investment securities:

	AFLAC Japan		AFLAC U.S.
	------------------------------------		-----------------------------------
	September 30,	December 31	September 30,	December 31,
(In millions)	2001	2000	2001	2000
	----------------------------------		----------------------------------
Securities available for sale, at
fair value:
Fixed maturities	$18,268	$18,616	$4,024	* $ 3,556
Perpetual debentures	2,643	1,877	187	169
Equity securities	99	68	136	168
	--------	--------	--------	--------
Total available for sale	21,010	20,561	4,347	3,893
	--------	--------	--------	--------
Securities held to maturity,
at amortized cost:
Fixed maturities	5,257	3,645	-	-
Perpetual debentures	3,279	3,442	-	-
	--------	--------	--------	--------
Total held to maturity	8,536	7,087	-	-
	--------	--------	--------	--------
Total investment securities	$29,546	$27,648	$ 4,347	$ 3,893
	=====	=====	=====	=====

*Includes securities held by the parent company of $305 at September 30, 2001, and $262 at
December 31, 2000

POLICY LIABILITIES

     Policy liabilities increased $1.0 billion, or 3.7%, during the first nine months of 2001. AFLAC Japan increased $807 million, or 3.1% (7.3% increase in yen), and AFLAC U.S. increased $236 million, or 9.2%. The weaker yen at September 30, 2001, compared with December 31, 2000, decreased reported policy liabilities by $1.1 billion. The decrease in policy liabilities due to the weaker yen was partially offset by increases from new business, the aging of policies in force, and the market value adjustment for securities available for sale (see Note 6 of the Notes to the Consolidated Financial Statements).

DEBT

     In September 2000, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes. These securities are not for sale to United States residents or entities. In October 2000, we issued in Japan 30 billion yen of 1.55% Samurai notes due October 2005 ($251 million using the September 30, 2001 exchange rate). In June 2001, we issued in Japan 40 billion yen of .87% Samurai notes due June 2006 ($335 million using the September 30, 2001 exchange rate). Both issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium.

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 27.2% and 25.1% as of September 30, 2001 and December 31, 2000, respectively. See Note 4 of the Notes to the Consolidated Financial Statements for information on debt outstanding at September 30, 2001.

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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may impose restrictions on transfers of funds from AFLAC Japan. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan were approximately $217 million for the first nine months of 2001 and $189 million for the same period in 2000. AFLAC Japan repatriated profits to AFLAC U.S. in the amounts of 10.0 billion yen ($81 million) in June 2001 and 12.9 billion yen ($103 million) in July 2001. The FSA may not allow transfers of funds if the payment would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin significantly exceeds regulatory minimums. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2000.

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

OTHER

     In October 2001, the board of directors declared the fourth quarter cash dividend of $.05 per share. The dividend will be paid December 3, 2001 to shareholders of record at the close of business on November 15, 2001.

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

     At September 30, 2001, we had $3.0 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.9 billion based on our portfolio as of September 30, 2001. The effect on yen-denominated debt securities is approximately $2.4 billion and the effect on dollar-denominated debt securities is approximately $461 million.

     We have interest rate swaps on our variable-interest-rate yen-denominated borrowings. As of September 30, 2001, we had outstanding interest rate swaps with a notional amount of 3.9 billion yen ($32 million). These swaps reduce the impact of fluctuations in interest rates on borrowing costs and effectively change our interest rates from variable to fixed. Therefore, movements in market interest rates should have no material effect on earnings.

     At September 30, 2001, we also had yen-denominated bank borrowings in the amount of 21.9 billion yen ($184 million) with a variable interest rate of .28%. The effect on net earnings in the first nine months of 2001 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 4 of the Notes to the Consolidated Financial Statements.

EQUITY PRICE RISK

     Equity securities at September 30, 2001, totaled $235 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio was .89 at September 30, 2001. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 8.9%, or $20.9 million.

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

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
(September 30, 2001)

	104.40	119.40	*	134.40
(In millions)	Yen	Yen		Yen
--------------------------------------------------------------------------------------------------------------------
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$ 18,751	$ 16,395		$ 14,565
Perpetual debentures	2,803	2,450		2,177
Equity securities	113	99		88
Securities held to maturity:
Fixed maturities	6,012	5,257		4,670
Perpetual debentures	3,750	3,279		2,913
Cash and cash equivalents	736	644		572
Other financial instruments	5	5		4
	----------	----------		----------
Sub-total	32,170	28,129		24,989
	----------	----------		----------
Liabilities:
Notes payable, yen-denominated	958	838		744
Cross-currency swaps	532	465		414
	----------	----------		----------
Sub-total	1,490	1,303		1,158
	----------	----------		----------
Net yen-denominated financial instruments	30,680	26,826		23,831
Other yen-denominated assets	4,227	3,696		3,284
Other yen-denominated liabilities	33,894	29,636		26,328
	----------	----------		----------
Consolidated yen-denominated net assets subject to foreign currency fluctuation	$ 1,013	$ 886		$ 787
	======	======		======

*Actual September 30, 2001 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 22.

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

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws or accounting requirements, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates, fluctuations in foreign currency exchange rates, and the economic uncertainty associated with the global economies in light of the events of September 11, 2001.

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

12.0	Statement regarding the computation of ratio of earnings to fixed charges.

15.0	Letter from KPMG LLP regarding unaudited interim financial information.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

Date	November 9, 2001	/s/ KRISS CLONINGER III
	------------------------	-----------------------------------------
KRISS CLONINGER, III
President; Treasurer and
Chief Financial Officer

Date	November 9, 2001	/s/ RALPH A. ROGERS JR.
	------------------------	-----------------------------------------
RALPH A. ROGERS, JR.
Senior Vice President,
Financial Services

EXHIBITS FILED WITH CURRENT FORM 10-Q:
12.0	Statement regarding the computation of ratio of earnings to fixed charges.

15.0	Letter from KPMG LLP regarding unaudited interim financial information.