Form 10-K405
period 2001-12-31
AFLAC INC
filed 2002-03-27
CIK 4977

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001	Commission file no. 1-7434

AFLAC INCORPORATED
____________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

GEORGIA	58-1167100
______________________________________________________	___________________________________________________
(State of Incorporation)	(I.R.S. Employer Identification No.)

1932 Wynnton Road, Columbus, Georgia	31999
______________________________________________________	___________________________________________________
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code   706-323-3431

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
_________________________________________	____________________________________________________________
Common Stock, $.10 Par Value	New York Stock Exchange
Pacific Exchange
Tokyo Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.   Yes       X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002 was $14,360,176,257. The number of shares of the registrant's Common Stock outstanding at March 22, 2002, with $.10 par value, was 517,610,127.

DOCUMENTS INCORPORATED BY REFERENCE
PART I	Item 1

Exhibit 13 - pages 13-5 to 13-29 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), pages 13-43 to 13-57 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-70 to 13-71 (Note 9 of the Notes to the Consolidated Financial Statements). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001, are included in Exhibit 13

	Item 2	Exhibit 13 - page 13-76 (Note 12 of the Notes to the Consolidated Financial Statements)

PART II	Item 5	Exhibit 13 - pages 13-1, 13-2 and 13-70 to 13-71 (Note 9 of the Notes to the Consolidated Financial Statements)

	Item 6	Exhibit 13 - pages 13-3 and 13-4

	Item 7	Exhibit 13 - pages 13-5 to 13-29

	Item 7A	Exhibit 13 - pages 13-8 to 13-9 and 13-17 to 13-21

	Item 8	Exhibit 13 - pages 13-30 to 13-78

PART III	Item 10	Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2002 (the Proxy Statement)

	Item 11	Incorporated by reference from the Proxy Statement

	Item 12	Incorporated by reference from the Proxy Statement

	Item 13	Incorporated by reference from the Proxy Statement

i

AFLAC Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2001

ii

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

     AFLAC Incorporated was incorporated in 1973 under the laws of the state of Georgia. AFLAC Incorporated (the Parent Company) is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered primarily through its subsidiary, American Family Life Assurance Company of Columbus (AFLAC). Most of our policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 77% of the company's total revenues in 2001 and 81% for both 2000 and 1999. AFLAC Japan contributed 74% of pretax operating earnings in 2001, and 76% in both 2000 and 1999. Total assets attributable to AFLAC Japan were 84% and 86% at December 31, 2001 and 2000, respectively.

     We believe AFLAC is the world's leading writer of individually issued policies that are marketed through worksites. We continue to diversify our product offerings in both the United States and Japan. AFLAC Japan, in addition to cancer plans, also sells care plans, general medical expense plans, medical/sickness riders to our cancer plan, a living benefit life plan, and an accident plan. AFLAC U.S. also sells, in addition to cancer plans, various types of health insurance, including hospital intensive care, accident and disability, hospital indemnity, long-term care, short-term disability and fixed-benefit dental plans. We also offer several life insurance plans in the United States and Japan.

     Insurance premiums and investment income from insurance operations are our major sources of revenues. Our consolidated premium income was $8.1 billion in 2001, $8.2 billion in 2000 and $7.3 billion in 1999.

     The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business for the years ended December 31:

(In millions)	2001	2000	1999

Annualized premiums in force, beginning of year	$ 8,314	$ 8,395	$ 6,931
New sales, including conversions	1,674	1,633	1,320
Change in unprocessed new sales	(64)	(176)	20
Premiums lapsed and surrendered	(939)	(831)	(684)
Other	50	46	35
Foreign currency translation adjustment	(868)	(753)	773

Annualized premiums in force, end of year	$ 8,167	$ 8,314	$ 8,395
	========	========	========

     For financial information relating to our foreign and U.S. operations, see Exhibit 13, pages 13-5 to 13-29 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) and page 13-43 to 13-47 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

     On February 13, 2001, the board of directors declared a two-for-one stock split to shareholders of record at the close of business on February 27, 2001. Share and per-share amounts have been adjusted to reflect the split distributed on March 16, 2001.

Nonoperating Items

     In March 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer when it experienced a credit rating downgrade. We also executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income. The sales of these debt securities resulted in pretax realized investment gains of $21 million. Also in the first quarter of 2001, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers. In September 2001, we recognized a pretax impairment loss of $28 million related to the Company's investment in two human resource service companies. We also recognized in December 2001, a pretax impairment loss of $13 million on the debt securities of a European issuer when it experienced a credit rating downgrade. These gains and losses, when included with other investment transactions in the normal course of business, decreased 2001 net earnings $34 million ($.06 per diluted share).

     During the first half of 2000, the North American issuers of two debt securities held in our portfolio experienced credit rating downgrades. In the second quarter, we sold one security at a pretax loss of $34 million and recorded a pretax impairment loss of $57 million on the other security. These losses, when included with other investment transactions in the normal course of business, decreased 2000 net earnings $69 million ($.12 per diluted share).

     For the year ended December 31, 2001, we recognized a $1 million gain in connection with the change in fair value of the interest component of the cross-currency swaps related to our senior notes payable. This gain was included in other income in the consolidated statement of earnings.

     For the year ended December 31, 2000, the termination of an accrued unfunded liability for projected retirement payments increased net earnings by $99 million ($.18 per diluted share).

     In 1999, the Japanese statutory income tax rate for AFLAC Japan declined from 41.7% to 36.2%. This tax rate change reduced our deferred income tax liability and increased net earnings by $67 million ($.12 per diluted share).

     The Japanese government and the life insurance industry agreed to legislation in 1999 that increased the life insurance industry's obligation to the Japanese policyholder protection fund. Our estimated share of the industry's obligation decreased net earnings in 1999 by $41 million ($.07 per diluted share).

     Operating earnings exclude realized investment gains/losses, the impact of Statement of Financial Accounting Standards (SFAS) No. 133 beginning in 2001, the gain from the termination of the retirement liability in 2000, the deferred income tax benefit from the Japanese income tax rate reduction in 1999, and the charge for the policyholder protection fund in 1999. Operating earnings per share amounts referenced are based on the diluted number of average outstanding shares.

Foreign Currency Translation

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     Overall exchange rates for 2001 remained at levels significantly weaker than those experienced in 2000 and the last half of 1999. The average yen/dollar exchange rates were 121.54 in 2001, 107.83 in 2000 and 113.96 in 1999. The weaker yen in 2001 compared with 2000, decreased reported operating earnings by approximately $.07 per share for the year. The stronger yen in 2000 and 1999 increased reported operating earnings per share by $.02 in 2000 compared with 1999 and by $.06 per share in 1999 compared with 1998. Reported operating earnings per share increased 11.7% to $1.34 in 2001, 20.0% to $1.20 in 2000 and 28.2% to $1.00 in 1999.

     Our primary financial objective is the growth of operating earnings per share excluding the effect of foreign currency fluctuations. Our goal for 2001 was to grow at the high end of a 15% to 17% range, which we achieved. Excluding the effect of foreign currency fluctuations, operating earnings per share increased 17.5% in 2001 compared with 2000, 18.0% in 2000 compared with 1999, and 20.5% in 1999 compared with 1998.

     For further information regarding the impact of currency fluctuations on our business, see Exhibit 13, pages 13-8 to 13-9 (Foreign Currency Translation section of Management's Discussion and Analysis).

Investments and Investment Results

     The following table shows an analysis of investment securities at December 31:

	AFLAC Japan		AFLAC U.S.
	____________________		_____________________
(In millions)	2001	2000	2001		2000

Securities available for sale (at fair value):
Fixed maturities	$ 16,342	$ 18,616	$ 4,058	*	$ 3,556	*
Perpetual debentures	2,399	1,877	155		169
Equity securities	103	68	142		168

Total available for sale	18,844	20,561	4,355		3,893

Securities held to maturity (at amortized cost):
Fixed maturities	5,417	3,645	-		-
Perpetual debentures	3,306	3,442	-		-

Total held to maturity	8,723	7,087	-		-

Total investment securities	$ 27,567	$ 27,648	$ 4,355		$ 3,893
	========	========	========		========

* Includes securities held by the Parent Company of $243 in 2001 and $262 in 2000.

     Net investment income was $1.6 billion in both 2001 and 2000 and $1.4 billion in 1999.

     AFLAC invests primarily within the debt securities markets. We are exposed to credit risk in our investment activity. Credit risk is a consequence of extending credit and/or carrying investment positions. We do not purchase below investment-grade securities. We require that all securities have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). Most of AFLAC's privately issued securities are issued under medium-term note programs and have standard covenants commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event risk covenants are required. We are not significant investors in the investment real estate or equity security markets and continue to avoid the commercial real estate mortgage sector.

     Privately issued securities held by AFLAC Japan at amortized cost accounted for $15.4 billion, or 52.5%, and $14.3 billion, or 48.0%, of total debt securities at December 31, 2001 and 2000, respectively. Of the total privately issued securities, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $4.2 billion and $4.8 billion at amortized cost as of December 31, 2001 and 2000, respectively.

     In recent years we have purchased subordinated perpetual debenture securities. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the issue-date fixed-rate interest coupons subsequently increase to a market-interest rate plus 150 to 300 basis points and change to a variable-interest rate basis, generally by the 25th year after issuance, thereby creating an economic maturity date.

     In 2001, we incurred pretax gross impairment losses of $88 million. These losses were partially offset by portfolio repositioning activities and other investment transactions in the normal course of business. In 2000, we incurred pretax gross impairment losses of $57 million, which were partially offset by other investment transactions in the normal course of business. There were no impairments in 1999.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-13 to 13-14, 13-16 to 13-29 (discussions relating to investments, balance sheet and cash flow) and pages 13-48 to 13-60 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Investments - Japan

     The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC Japan ($25.9 billion in 2001 and $26.6 billion in 2000) as of December 31:

	2001	2000

Debt securities:
Government and guaranteed	26.2%	27.8%
Municipalities	1.3	2.6
Public utilities	14.2	15.9
Banks/financial institutions	41.8	39.0
Other corporate	13.4	12.6

Total debt securities	96.9	97.9
Equity securities	.4	.2
Cash and cash equivalents	2.7	1.9

	100.0%	100.0%
	======	======

     Yen-denominated debt securities accounted for 92% of AFLAC Japan's total debt securities at December 31, 2001 and 93% of AFLAC Japan's total debt securities at December 31, 2000.

     Funds available for investment by AFLAC Japan were approximately 367 billion yen ($2.8 billion) in 2001 and 357 billion yen ($3.1 billion) in 2000. Funds available for investment include cash flows from operations as well as investment income and funds generated from bond swaps, maturities and redemptions. In 2001, of the total available funds, 93.1% was invested in yen-denominated securities at an average yield of 3.58%, of which 89.3% were longer-dated investments with an average yield of 3.70%. Dollar-denominated securities accounted for the remaining 6.9% of 2001 purchases at an average yield of 7.69%. We did not invest in reverse-dual currency securities during 2001. In 2000, AFLAC Japan invested 95.1% of the total available funds in yen-denominated securities at an average yield of 3.57%, of which 91.0% were longer-dated investments (including reverse-dual currency securities, yen principal securities that pay a dollar coupon) with an average yield of 3.64%. The remaining 4.9% of 2000 purchases were dollar-denominated securities at an average yield of 7.88%.

     We use specific criteria to judge the credit quality and liquidity of our investments and a variety of credit rating services to monitor these criteria. The percentages of AFLAC Japan's debt securities, based on the categories of a nationally recognized standardized credit rating service, at amortized cost, as of December 31 were as follows:

	2001	2000

AAA	2.2%	26.6%
AA	43.7	22.7
A	33.4	34.6
BBB	19.4	15.5
BB	1.3	.6

	100.0%	100.0%
	======	======

     The decrease in AAA-rated debt securities from 2000 to 2001 is primarily due to a credit rating change on Japanese government bonds during 2001. Acquisitions of BBB-rated debt securities account for the increase in this category during 2001. The change in BB-rated debt securities between 2001 and 2000 is primarily attributable to credit rating downgrades.

     Japan's life insurance industry has contended with low investment yields for the last several years. As a result, more attention has been paid to the composition of the life insurance industry's assets. Our asset allocation is much different than the industry as a whole and, we believe, is better suited to a low interest rate environment. Based on March 31, Japanese Financial Services Agency (FSA) data, AFLAC had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen for 2001 and 2000. AFLAC Japan earned this distinction while maintaining an investment portfolio in which 98.7% and 99.4% of the securities were classified as investment grade at December 31, 2001 and 2000, respectively.

Investments - U.S.

     The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC U.S. and the Parent Company ($4.4 billion in 2001 and $4.0 billion in 2000) as of December 31:

	2001	2000

Debt securities:
U.S. Government	.9%	3.3%
Municipalities	.5	.5
Mortgage-backed securities	1.3	8.8
Public utilities	7.6	6.0
Sovereign and supranational	1.8	2.4
Banks/financial institutions	40.8	42.6
Other corporate	42.2	32.9

Total debt securities	95.1	96.5
Equity securities	2.5	2.4
Cash and cash equivalents	2.4	1.1

	100.0%	100.0%
	======	======

     Funds available for investment by AFLAC U.S. were approximately $1.9 billion in 2001 and $904 million in 2000. Funds available for investment include cash flows from operations as well as investment income and funds generated from bond swaps, maturities and redemptions. In 2001, of the total available funds, 94.9% was invested in corporate fixed-maturity securities at an average yield of 7.21% and .5% was invested in U.S. government or agency securities at an average yield of 6.32%. In 2001, we directed more funds to the corporate fixed-maturity security market due to the low yields available on U.S. government and agency securities. AFLAC U.S. invested 77.5% in corporate fixed-maturity securities in 2000 at an average yield of 7.95% and 19.2% in U.S. government or agency securities at an average yield of 7.59%.

     We use specific criteria to judge the credit quality and liquidity of our investments and a variety of credit rating services to monitor these criteria. The percentages of debt securities for AFLAC U.S. and the Parent Company, based on the categories of a nationally recognized standardized credit rating service, at amortized cost, as of December 31 were as follows:

	2001	2000

AAA	3.9%	13.8%
AA	16.6	20.9
A	53.2	51.9
BBB	25.7	12.5
BB	.6	.9

	100.0%	100.0%
	======	======

     The decrease in AAA-rated debt securities in 2001 is primarily due to dispositions of our collateralized mortgage obligation holdings. Acquisitions of BBB-rated debt securities primarily account for the increase in this category during 2001.

Insurance - Japan

     AFLAC Japan's earned premiums by major product categories are included in Note 2 of the Notes to the Consolidated Financial Statements, Exhibit 13, page 13-43.

     The following table presents the changes in annualized premiums in force for AFLAC Japan for the years ended December 31:

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2001	2000	1999	2001	2000	1999

Annualized premiums in force,
beginning of year	$ 6,452	$ 6,803	$ 5,538	740	696	641
New sales, including conversions	755	921	765	92	100	87
Change in unprocessed new sales	(64)	(176)	20	(8)	(19)	2
Premiums lapsed and surrendered	(342)	(334)	(281)	(41)	(36)	(32)
Other	(5)	(9)	(12)	(1)	(1)	(2)
Foreign currency
translation adjustment	(868)	(753)	773	-	-	-

Annualized premiums in force,
end of year	$ 5,928	$ 6,452	$ 6,803	782	740	696
	=======	=======	=======	=======	=======	=======

     The decrease in annualized premiums in force in 2001 was primarily due to the weakening yen/dollar exchange rate. These amounts are translated into dollars at the respective period-end exchange rates. Each respective year's activity is translated at average exchange rates. We experienced a slight increase in policy lapses and surrenders during the three-year period ending December 31, 2001, due to the poor economic conditions in Japan and the increasing block of directly-issued business, which generally is less persistent. New annualized premium sales in yen were: 91.9 billion yen in 2001, down 7.9%; 99.8 billion yen in 2000, up 14.6%; and 87.0 billion yen in 1999, up 15.4%. The increases in annualized premiums in force in yen of 5.6% in 2001, 6.3% in 2000 and 8.7% in 1999 reflect the high persistency of AFLAC Japan's business and the sales of new policies.

Insurance Plans - Japan

     AFLAC Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's health insurance system.

     The cancer life insurance plans we offer in Japan provide a fixed daily indemnity benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described on page I-12 and I-13) in that the Japanese policies also provide death benefits and cash surrender values (we estimate that approximately 27% of the premiums earned from all cancer life plans are associated with these benefits). In mid-2000, we began selling new, lower-premium cancer life and care products to meet the needs of cost-sensitive buyers. At the end of 2000, we introduced a major revision to our cancer life policy. This new product, called 21st Century Cancer Life, offers a variety of coverage choices to our customers. As a result, employers can now offer a customized AFLAC cancer life policy to suit the needs of their workers. In the third quarter of 2001, we introduced a revised version of our Rider MAX product, which provides accident and medical/sickness benefits as a rider to our cancer life policy. Cancer life sales accounted for 52% of sales in 2001, 40% in 2000 and 47% in 1999. Rider MAX accounted for 25% of sales in 2001, 41% in 2000 and 40% in 1999.

     Our ordinary life products provide death benefits and cash surrender values. We offer our ordinary products as either a stand-alone policy or as a rider. Our annuity plan is an individual deferred premium annuity providing death benefits prior to annuitization age and annuity benefits during the pay-out period. Ordinary life and annuities accounted for 19% of sales in 2001, compared with 14% in 2000 and 8% in 1999.

     We also offer a living benefit life plan and accident and care insurance. Offered as a stand-alone policy or as a rider, the living benefit life plan is a life insurance policy that provides lump-sum benefits when policyholders experience heart attack, cancer or stroke. Introduced in July 2001, our accident insurance policy provides benefits for inpatient and outpatient treatment and surgery due to accidents. Our care insurance provides periodic benefits to those who become bedridden, demented, or seriously disabled due to illness or accident. These products individually accounted for less than 5% of sales in the three-year period ending December 31, 2001.

Japanese Economy

     During 2001, Japan continued to struggle with a broad economic deterioration. As business sentiment worsened, capital investment and hours worked declined, creating additional unemployment. Consumers are increasingly cautious amid concerns over unemployment and the viability of social security programs. As we have indicated in years past, Japan's weak economy has created a challenging environment for AFLAC Japan. The time required for a full economic recovery remains uncertain as Japan continues to search for the catalyst that will lay the foundation for the turnaround.

Distribution - Japan

     Our primary distribution channel is the "corporate agency" system. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our products to their employees, suppliers and customers. These agencies help us reach the employees of almost all of Japan's large corporations.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 85 offices throughout Japan. As of December 31, 2001, there were approximately 9,840 agencies in Japan with more than 52,200 licensed agents, compared with approximately 8,940 agencies and more than 43,300 licensed agents as of December 31, 2000. We believe that new agencies will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image.

     In the third quarter of 2000, AFLAC Japan and Dai-ichi Mutual Life Insurance Company (Dai-ichi Life) agreed to a marketing alliance that provides for sales of AFLAC Japan's cancer life product through Dai-ichi Life's sales force of 50,000 people. Sales commenced in March 2001. For the year, Dai-ichi Life sold approximately 265,000 of our cancer life policies, accounting for 11% of new annualized premium sales. Dai-ichi Life's sales of our cancer life policy increased 36% in the fourth quarter, compared with its third quarter results.

Competition - Japan

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining an operating license. Through 1981, we were the only company in Japan authorized to sell a cancer life insurance policy. In 1994 and 1996, trade talks between the governments of the United States and Japan, and Japan's 1996 plan for a financial "Big Bang," produced a framework for the deregulation of the Japanese insurance industry. These measures called for the gradual liberalization of the industry through the year 2001 and included provisions to avoid "radical change" in the "third sector" of the insurance industry.

     The final phase of the deregulation of Japan's insurance industry began in 2001 when the third sector was deregulated. The third sector is the segment in which AFLAC Japan primarily operates. As expected, new competitors emerged in 2001, with some offering stand-alone cancer policies. We do not believe that our market position was significantly impacted by deregulation as evidenced by the growth of our policyholders and agents.

     We believe we will remain the leading provider of cancer life insurance coverage in Japan, principally due to our long experience in the market, low-cost operations, unique marketing system (see Distribution - Japan) and product expertise developed in the United States. AFLAC has had a great deal of success at selling cancer life policies in Japan, with 13.8 million cancer life policies in force at December 31, 2001.

Regulation and Remittance of Funds - Japan

     A portion of AFLAC Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be transferred (repatriated) each year to AFLAC U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Payments are also made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses. Total funds received from AFLAC Japan were $228 million in 2001, $199 million in 2000 and $282 million in 1999. These amounts included annual profit transfers from AFLAC Japan of $185 million in 2001,

$157 million in 2000, and $243 million in 1999. In light of deregulation of the insurance market, we elected to repatriate less than the maximum amounts in 2001 and 2000 in order to maintain a strong solvency margin in Japan. The maximum amounts we could have repatriated were $290 million and $351 million in 2001 and 2000, respectively. We repatriated the maximum amount in 1999.

     Repatriated profits represent a portion of the after-tax earnings reported to the Japanese FSA on a March 31 fiscal year basis. Japanese regulatory basis earnings are determined using accounting principles that differ materially from accounting principles generally accepted in the United States of America. Under Japanese statutory accounting practices, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods and assumptions are different, policyholder protection fund obligations are not accrued, and deferred income tax liabilities are recognized on a different basis.

     The Japanese FSA maintains its own solvency standards, a version of risk-based capital requirements, which are used by regulators in Japan to monitor the financial strength of insurance companies. AFLAC Japan's solvency margin continues to significantly exceed regulatory minimums. The FSA may not allow transfers of funds if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. We do not expect these requirements to adversely affect the funds available for remittances of earnings and payments of allocated expenses and management fees.

     For the Japanese fiscal year ending March 31, 2002, AFLAC Japan was required to adopt a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes. Under the new accounting standard, insurance companies operating in Japan are required to record debt securities in four categories: at fair value in an available-for-sale category, at amortized cost in a held-to-maturity category, at amortized cost in a special category for policy-reserve-matching bonds, or at fair value in a trading category. We have classified AFLAC Japan's debt securities as either available-for-sale or held-to-maturity. Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale are reported in FSA capital and surplus and reflected in solvency margin calculations. This new accounting method may result in significant fluctuations in FSA equity, AFLAC Japan's solvency margin and amounts available for annual profit repatriation.

     AFLAC Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Also, financial and other affairs of AFLAC Japan are subject to examination by the FSA.

     Reconciliations of AFLAC Japan net assets on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions)	2001	2000

Net assets on GAAP basis	$ 4,115	$ 3,633
Elimination of deferred policy acquisition costs	(2,470)	(2,706)
Adjustment of unrealized gains and other adjustments
to carrying value of debt securities	(670)	(2,633)
Adjustment to policy liabilities	725	733
Adjustment to income tax liabilities	909	1,683
Reduction in premiums receivable	(185)	(181)
Policyholder protection fund	186	227
Other, net	33	21

Net assets on Japanese regulatory
accounting basis	$ 2,643	$ 777
	========	========

     In 1998, the Japanese government established the Life Insurance Policyholders Protection Corporation. Funding by the life insurance industry, as determined by government legislation, is made over a 10-year period. We recognized charges for our estimated share of the assessment when funding legislation was enacted. We periodically review our estimated liability for policyholder protection fund assessments based on updated information and any adjustments are reflected in net earnings. For further information regarding the policyholder protection fund, see Exhibit 13, page 13-47, Note 2 of the Notes to the Consolidated Financial Statements.

     In March 1999, the Japanese government reduced the statutory corporate income tax rate, which lowered AFLAC Japan's tax rate from 41.7% to 36.2%. The 1999 reduction in the Japanese corporate income tax rate did not significantly change our combined U.S./Japan effective tax rate due to the operation of the U.S. foreign tax credit provisions.

     For additional information regarding AFLAC Japan's operations and regulations, see Exhibit 13, pages 13-10 to 13-14 (AFLAC Japan section of MD&A) and pages 13-43 and 13-70 (Notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Our branch in Japan is also subject to regulation and supervision in the United States as described on page I-14 and I-15 under "Regulation - U.S."

Employees - Japan

     AFLAC Japan had 2,504 full-time employees at December 31, 2001. We consider our employee relations to be excellent.

Insurance - U.S.

     AFLAC's U.S. earned premiums by major product categories are summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-43.

     The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)	2001	2000	1999

Annualized premiums in force, beginning of year	$ 1,862	$ 1,592	$ 1,393
New sales, including conversions	919	712	555
Premiums lapsed	(597)	(497)	(403)
Other	55	55	47

Annualized premiums in force, end of year	$ 2,239	$ 1,862	$ 1,592
	=======	=======	=======

     Increases in annualized premiums in force largely reflect the high level of sales during the last three years. New annualized premium sales were: $919 million in 2001, up 29.1%; $712 million in 2000, up 28.3%; and $555 million in 1999, up 15.1%. The increases in annualized premiums in force of 20.3% in 2001, 16.9% in 2000 and 14.3% in 1999 were favorably affected by increased sales at the worksite primarily through cafeteria plans and an improvement in the persistency of several products.

Insurance Plans - U.S.

     Our insurance is designed to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to higher than originally expected claims experience (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval. With the exception of our Medicare supplement block of business, none of our products have had any major rate increase activity in the last five years.

     AFLAC's cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests. AFLAC periodically introduces new forms of coverage based on the anticipated needs of policyholders and our claim experience. Cancer expense insurance accounted for 24% of sales in 2001, 23% of sales in 2000 and 25% of sales in 1999.

     We offer an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available to the primary insured. Short-term disability policies provide disability benefits with a variety of elimination period/benefit period options. The longest such benefit period offered is two years. Accident/disability coverage continued to be our best-selling product, accounting for approximately 52% of sales in 2001, 55% of sales in 2000 and 56% of sales in 1999.

     We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including check-ups and cleanings. Plan features include a renewal guarantee, no deductible and a choice of dentist. The policies are portable and pay regardless of other insurance. Our dental insurance, introduced in July 2000, generated 7% of sales in 2001 and 3% of sales in 2000.

     We offer a hospital confinement indemnity policy that provides a benefit for hospital stays of 14 or more hours for a covered sickness or injury. This product accounted for approximately 6% of sales in both 2001 and 2000, and 8% of sales in 1999.

     We also offer term and whole life policies sold through payroll deduction at the worksite and various term and whole life policies on a direct basis. Our payroll life and direct life products accounted for approximately 5% of sales in 2001, 2000 and 1999.

     AFLAC U.S. also offers other health insurance including qualified and non-qualified long-term care plans, a hospital intensive care policy, and a specified health event policy. These products individually contributed less than 5% of sales in 2001, 2000 and 1999.

Distribution - U.S.

     Our sales force is composed of independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business on a monthly basis during 2001 was approximately 13,000, compared with 10,800 in 2000 and 8,800 in 1999.

     Agents' activities are principally limited to sales. Policyholder service functions, including issuance of policies, premium collection, payment notices and claims are handled by the staff at headquarters. Agents are paid commissions based on first and renewal-year premiums from their sales of insurance products. State, regional and district sales coordinators are also independent contractors, and are compensated by override commissions and bonuses.

     We have concentrated on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from the "group" insurance sales approach, as our primary method of enrollment results from the individual insured being directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Worksite-marketed plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which is passed on to the policyholder in the form of reduced premiums. Marketing at the worksite enables the agency force to reach a greater number of prospective policyholders than individual solicitation and lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for many of AFLAC's products using pretax dollars. These programs help achieve increased penetration, as agents are required to present the program to all employees. They also help improve overall persistency levels due to the limited changes allowed during the plan year.

     In 2001, AFLAC's U.S. collected premiums were $1.8 billion, 7.7% of which was collected in Texas, 6.4% in Florida, 5.6% in Georgia, 5.3% in North Carolina and 5.2% in California. Collected premiums in all other states were individually less than 5% of AFLAC's U.S. premiums.

Competition - U.S.

     There are approximately 2,000 life and accident and health insurance companies operating in the United States. We compete against 11 insurers on a national basis plus other insurers regionally. We believe that our policies and premium rates as well as the commissions paid to our sales agents are generally competitive with those offered by other companies providing similar types of insurance. However, we believe that our U.S. business is distinct from our competitors because of our product focus, distribution system, and name awareness. For most of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our only business and allows us to focus on exploring new product opportunities while also enhancing our existing products to offer the best value in the market. We also believe that our growing distribution system of independent sales associates enhances our business opportunities while our reputation for delivering value to the consumer and our advertising campaigns have increased our name awareness and branding efforts.

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

     Primary insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses. Therefore, our supplemental insurance is not an alternative to major medical insurance. Rather, it is sold to complement (supplement) major medical insurance by helping to cover the gap between major medical insurance reimbursements and an individual's total health care costs. Thus, we compete only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of major medical coverage offered by other insurers does represent a limitation on the market for our products. Accordingly, expansion of coverage by other insurers, or governmental programs, could adversely affect our business opportunities. Conversely, any reduction of coverages, such as increased deductibles and co-payments, by other insurers or governmental programs could favorably affect our business opportunities.

     For additional information regarding our U.S. insurance operations, see Exhibit 13, pages 13-15 to 13-16 (AFLAC U.S. section of MD&A), which is incorporated herein by reference.

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

     AFLAC and its subsidiary, in common with all U.S. insurance companies, are subject to regulation and supervision in the states and other jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities, and periodic examinations of the market conduct, financial, and other affairs of insurance companies.

     Also, there are various ongoing regulatory initiatives by the NAIC relating to insurance products, investments, revisions to the risk-based capital formula and other actuarial and accounting matters.

     The NAIC has codified statutory accounting principles to promote standardization throughout the industry. These new accounting principles were adopted January 1, 2001. AFLAC recorded the transition adjustments to reflect the prior years' effects of the new accounting principles which increased its statutory capital and surplus by approximately $130 million as of January 1, 2001.

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

     Massachusetts has laws, regulations or regulatory practices that make the sale of specified disease insurance, such as our cancer expense insurance, impractical. Other states do not impose prohibitions or restrictions that prevent us from marketing cancer expense insurance. AFLAC U.S. is marketing several of its other products in Massachusetts.

     Under insurance guaranty association laws in most U.S. states, insurance companies doing business in those states can be assessed for policyholder losses up to prescribed limits that are incurred by insolvent companies with similar lines of business. Such assessments have not been material to us in the past. We believe that future assessments relating to companies in the United States currently involved in insolvency proceedings will not materially impact the consolidated financial statements.

     For further information concerning state regulation and dividend restrictions, see Exhibit 13, page 13-70 (Note 9 of the Notes to the Consolidated Financial Statements), incorporated herein by reference.

Employees - U.S.

     AFLAC U.S. had 2,953 full-time employees at December 31, 2001. We consider our employee relations to be excellent.

Policy Liabilities - Japan and U.S.

     The reserves for policy liabilities reported in the financial statements have been computed in accordance with accounting principles generally accepted in the United States of America (GAAP). These reserves differ from those reflected in the various regulatory financial statements filed by the Company. Such differences arise from the use of different mortality, morbidity, interest and lapse assumptions, and actuarial reserving methods as required by the laws of the various states and Japan.

Other Operations

     The Company's other operations include the Parent Company and a printing subsidiary. These operations had 282 full-time employees at December 31, 2001. We consider our relations with these employees to be excellent.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this Form 10-K, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective" or similar words as well as specific projections of future results, generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially: regulatory developments, assessments for insurance company insolvencies, competitive conditions, new products, ability to repatriate profits from Japan, general economic conditions in the United States and Japan, changes in U.S. and/or Japanese tax laws or accounting requirements, adequacy of reserves, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates and fluctuations in foreign currency exchange rates.

ITEM 2.  PROPERTIES

     AFLAC owns land and buildings that comprise two primary campuses located in Columbus, Georgia. The first campus, located on approximately 54 acres of land, includes buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. The approximate square footage of this campus is 600,000 square feet. The second campus, located on approximately 104 acres of land, includes a building with approximately 270,000 square feet that provides additional support functions for our U.S. operations.

     In Tokyo, Japan, AFLAC owns an administrative office building and a training facility with approximately 344,000 square feet. AFLAC also leases additional office space in Tokyo along with regional sales offices located throughout the country.

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote in the fourth quarter ended December 31, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
NAME	PRINCIPAL OCCUPATION (*)	AGE

Daniel P. Amos	Chairman, AFLAC Incorporated and AFLAC since	50

May 2001; Chief Executive Officer, AFLAC Incorporated and AFLAC; President, AFLAC; President AFLAC Incorporated until May 2001; Director, Southern Company, Atlanta, GA; Director, Synovus Financial Corp., Columbus, GA

Monthon Chuaychoo	Vice President, Financial Services, AFLAC	58
	Incorporated and AFLAC

Kriss Cloninger III	President, AFLAC Incorporated since May 2001;	54
	Executive Vice President, AFLAC Incorporated until May 2001; Chief Financial Officer, AFLAC Incorporated and AFLAC; Executive Vice President, AFLAC; Treasurer, AFLAC Incorporated

Kermitt L. Cox	Senior Vice President, Corporate Actuary since January	58
	2000; Senior Vice President, Assistant Corporate Actuary since August 1998 until December 1999; Vice President, International Actuary until August 1998

Norman P. Foster	Executive Vice President, Corporate Finance,	67
	AFLAC Incorporated and AFLAC

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations,	43
	AFLAC Incorporated

Akitoshi Kan	Executive Vice President, Internal Operations, AFLAC	54

U.S., since January 2000; Deputy Chief Financial Officer, AFLAC Incorporated since April 1999 until September 2000; Executive Vice President, AFLAC International until December 1999; Executive Vice President, AFLAC Japan since January 1998 until March 1999; Deputy Chief Financial Officer, AFLAC, Senior Vice President, AFLAC Japan, Accounting, Information Systems, ABC and Legal Affairs until March 1999; Senior Vice President, AFLAC Japan, Accounting, Corporate Planning, Audit, and Legal Affairs until January 1997

Joseph P. Kuechenmeister	Senior Vice President, Director of Sales and Marketing,	60
	AFLAC

I-18

Charles D. Lake II	Deputy President, AFLAC Japan since July 2001; Senior	40

Vice President, AFLAC Japan, General Counsel, Legal and Compliance since January 2001 until June 2001; Vice President and Counsel, AFLAC Japan since June 1999 until December 2000; Vice President and Counsel, AFLAC International, Inc. since February 1999 until August 2000; Senior Vice President and General Counsel, AFLAC International, Inc. since September 2000 until June 2001; Attorney at Law, Dewey Ballantine LLP, Washington, D.C. until January 1999

Joey M. Loudermilk	Executive Vice President, General Counsel	48

and Corporate Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, since October 2000; Senior Vice President, General Counsel and Corporate Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, until October 2000

Hidefumi Matsui	President, AFLAC Japan	57

Minoru Nakai	Chairman, AFLAC International, Inc. since	60
	September 2000; President, AFLAC International, Inc. until September 2000

Allan O'Bryant	President of AFLAC International, Inc., since	43

September 2000; President, aflacdirect.com, Ltd. since May 2000; Deputy Chief Financial Officer, AFLAC Incorporated since September 2000; Senior Vice President, AFLAC International, Inc. since September 1999 until September 2000; Senior Vice President, AFLAC Japan since March 2000 until September 2000; Vice President, AFLAC International, Inc. since January 1996 until September 1999; Vice President, AFLAC Japan since January 1999 until March 2000; General Manager, AFLAC Japan until January 1999

Yoshiki Otake	Chairman, AFLAC Japan; Vice Chairman,	62
	AFLAC International, Inc.

Ralph A. Rogers, Jr.	Senior Vice President, Financial Services, AFLAC	53
	Incorporated since September 2000; Chief Accounting Officer, AFLAC Incorporated since January 2002; Senior Vice President, Financial Resources, UnumProvident and predecessors until September 2000

Joseph W. Smith, Jr.	Senior Vice President, Chief Investment	48
	Officer, AFLAC

I-19

Gary L. Stegman	Senior Vice President, Financial Operations,	52
	AFLAC Incorporated and AFLAC; Treasurer and Assistant Secretary, AFLAC; Senior Vice President, Assistant Chief Financial Officer, AFLAC Incorporated and AFLAC until January 2001

Hitoshi Une	Advisor, AFLAC Japan since January 2002; Executive Vice	54

President, Chief Administrative Officer, AFLAC Japan, since January 1999 until December 2001; Senior Vice President, Investment Department until January 1999; Vice President, Investment Department until January1998

Atsushi Yagai	First Senior Vice President, Marketing and Sales Director,	38

AFLAC Japan since January 2002; Senior Vice President, Marketing and Sales Director, AFLAC Japan since September 2001 until December 2001; President and Representative Director, Barilla Japan since July 1997 until August 2001; Consultant, McKinsey & Co. until June 1997

(*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least five years. Each executive officer is appointed annually by the board of directors and serves until his successor is chosen and qualified, or until his death, resignation or removal.

PART II

     Pursuant to General Instruction G to Form 10-K, Items 5 through 8 are incorporated by reference from the Company's 2001 Annual Report to Shareholders, the appropriate sections of which are included herein as Exhibit 13.

		Exhibit 13	Annual Report
		Pages	Pages

ITEM 5.	MARKET FOR THE COMPANY'S COMMON	13-1; 13-2;	1; 56 (Note 9);
	EQUITY AND RELATED SHAREHOLDER	13-70	60 and 63
	MATTERS	(Note 9)

ITEM 6.	SELECTED FINANCIAL DATA	13-3; 13-4	36 - 37

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-5 to 13-29	23 - 35

ITEM 7A.	QUANTITATIVE AND QUALITATIVE	13-8 to	24 - 25;
	DISCLOSURES ABOUT MARKET RISK	13-9, 13-17	29 - 31
to 13-21

ITEM 8.	FINANCIAL STATEMENTS AND	13-30 to	38 - 60
	SUPPLEMENTARY DATA	13-78

ITEM 9.	CHANGES IN AND DISAGREEMENTS	None	None
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

II-1

PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 18, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY Directors Executive Officers - see Part I, Item 4A herein	Security Ownership of Management. 1. Election of Directors	3 - 7

ITEM 11.	EXECUTIVE COMPENSATION

Board and Committee Meetings and Directors Compensation; Summary Compensation Table; Defined Benefit Pension Plan; Retirement Plans for Key Executives; Employment Contracts and Termination of Employment Arrangements; Option Grants in 2001; Aggregated Option Exercises in 2001

8 - 19

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	Voting Securities and Principal Holders thereof; Security Ownership of Management. 1. Election of Directors	2 - 7

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	Certain Transactions and Relationships	20

III-1

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	1.	FINANCIAL STATEMENTS			Page(s)

Included in Part II, Item 8, of this report and incorporated by reference to the following pages of Exhibit 13:
AFLAC Incorporated and Subsidiaries:
		Consolidated Statements of Earnings for each of the years in the			13-30 - 13-31
three-year period ended December 31, 2001
		Consolidated Balance Sheets at December 31, 2001 and 2000			13-32 - 13-33
		Consolidated Statements of Shareholders' Equity for each of the			13-34
years in the three-year period ended December 31, 2001
		Consolidated Statements of Cash Flows for each of the years			13-35 - 13-36
in the three-year period ended December 31, 2001
		Consolidated Statements of Comprehensive Income for each			13-37
of the years in the three-year period ended December 31, 2001
		Notes to the Consolidated Financial Statements			13-38 to 13-76
		Independent Auditors' Report			13-77

	2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:
		Independent Auditors' Report on Financial Statement Schedules			IV-5
		Schedule II	-	Condensed Financial Information of Registrant	IV-6 -
				at December 31, 2001 and 2000, and for each	IV-12
of the years in the three-year period ended
December 31, 2001
		Schedule III	-	Supplementary Insurance Information for each	IV-13
of the years in the three-year period ended
December 31, 2001
		Schedule IV	-	Reinsurance for each of the years in the	IV-14
three-year period ended December 31, 2001

     Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	EXHIBITS

	3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
	3.1		-	Bylaws of the Company, as amended - incorporated by reference from 2000 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-500045, Exhibit 3.1.
	4.0		-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.

	10.0	*	-

American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	10.1	*	-	AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
	10.2	*	-

AFLAC Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.

	10.3	*	-

American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.2.

	10.4	*	-

AFLAC Incorporated Supplemental Executive Retirement Plan, as amended, effective January 1, 2001 - incorporated by reference from 2000 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-500045, Exhibit 10.4.

	10.5	*	-

AFLAC Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number
1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.

	10.6	*	-

American Family Life Assurance Company of Columbus Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

	10.7	*	-

AFLAC Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.6.

	10.8	*	-	AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
	10.9	*	-

AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.

	10.10	*	-

AFLAC Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.

	10.11	*	-

AFLAC Incorporated Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Commission file number
1-7434, Accession No. 0000004977-01-500045, Exhibit 10.13.

IV-2

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0	-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2001.
21.0	-	Subsidiaries.
23.0	-

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

(b)  REPORTS ON FORM 8-K

     During the three months ended December 31, 2001, one Current Report on Form 8-K, dated October 5,
     2001, was filed to report our press release, dated October 4, 2001, reporting third quarter sales results.

(c)	EXHIBITS FILED WITH CURRENT FORM 10-K

	11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
	12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	13.0	-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2001.
	21.0	-	Subsidiaries.
	23.0	-

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The shareholders and board of directors of
AFLAC Incorporated:

Under date of January 31, 2002, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
January 31, 2002

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
AFLAC Incorporated (Parent Only)

(In millions, except for share amounts)	December 31,

	2001	2000
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value
(amortized cost $244 in 2001 and $262 in 2000)	$ 244	$ 262
Investments in subsidiaries*	6,422	5,607
Other investments	9	10
Cash and cash equivalents	61	23

Total investments and cash	6,736	5,902
Due from subsidiaries*	66	37
Other receivables	-	3
Property and equipment, net	5	5
Other assets	58	70

Total assets	$ 6,865	$ 6,017
	========	========
Liabilities and Shareholders' Equity:
Liabilities:
Due to subsidiaries*	$ 1	$ -
Notes payable	1,174	1,048
Employee and beneficiary benefit plans	134	131
Income taxes	93	80
Other liabilities	38	64

Total liabilities	1,440	1,323

Shareholders' Equity:
Common stock of $.10 par value - in thousands:
Authorized 1,000,000 shares; issued 646,559 shares in
2001 and 644,813 shares in 2000	65	32
Additional paid-in capital	338	336
Retained earnings	4,542	3,956
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	213	194
Unrealized gains on investment securities	1,878	1,474
Treasury stock, at average cost	(1,611)	(1,298)

Total shareholders' equity	5,425	4,694

Total liabilities and shareholders' equity	$ 6,865	$ 6,017
	========	========

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.
IV-6

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Earnings
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2001	2000	1999

Revenues:
Dividends from subsidiaries*	$ 204	$ 234	$ 162
Management and service fees
from subsidiaries*	25	25	26
Investment income	12	12	13
Interest from subsidiaries*	2	2	2
Realized investment losses	(29)	-	-
Other income (loss)	(6)	(5)	-

Total revenues	208	268	203

Operating expenses:
Interest expense	16	16	15
Termination of retirement liability	-	(101)	-
Other operating expenses	47	38	45

Total operating expenses	63	(47)	60

Earnings before income taxes and equity in
undistributed earnings of subsidiaries	145	315	143

Income tax expense:
Current	12	8	2
Deferred	-	3	-

Total income taxes	12	11	2

Earnings before equity in undistributed
earnings of subsidiaries	133	304	141

Equity in undistributed earnings of subsidiaries	554	383	430

Net earnings	$ 687	$ 687	$ 571
	=======	=======	=======

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2001	2000	1999

Cash flows from operating activities:
Net earnings	$ 687	$ 687	$ 571
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(554)	(383)	(430)
Change in income taxes payable	12	9	2
Change in liability for employee and
beneficiary benefit plans	3	(119)	15
Realized investment losses	29	-	-
Other, net	19	20	(4)

Net cash provided by operating activities	196	214	154

Cash flows from investing activities:
Fixed maturity securities sold	332	176	100
Fixed maturity securities purchased	(314)	(204)	(341)
Other investments acquired	(3)	(2)	(6)
Other, net	(19)	(8)	(17)

Net cash used by investing activities	(4)	(38)	(264)

Cash flows from financing activities:
Proceeds from borrowings	333	294	446
Principal payments under debt obligations	(103)	(177)	(89)
Dividends paid to shareholders	(95)	(82)	(72)
Net change in amount due to/from subsidiaries*	(29)	(9)	-
Purchases of treasury stock	(350)	(239)	(224)
Treasury stock reissued	55	38	51
Proceeds from exercise of stock options	10	16	16
Other, net	25	(11)	(16)

Net cash provided (used) by financing activities	(154)	(170)	112

Net change in cash and cash equivalents	38	6	2
Cash and cash equivalents, beginning of year	23	17	15

Cash and cash equivalents, end of year	$ 61	$ 23	$ 17
	=======	=======	=======

* Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Comprehensive Income
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2001	2000	1999

Net earnings	$ 687	$ 687	$ 571

Other comprehensive income (loss):
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during year - parent only	147	125	(151)
Equity in change in unrealized foreign currency
translation gains (losses) of subsidiaries during year	(28)	(28)	23
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during
the year - parent only	-	8	(8)
Equity in unrealized gains (losses) on investment
securities held by subsidiaries	509	513	(371)
Equity in reclassification adjustment for realized
(gains) losses of subsidiaries included in net earnings	3	101	13

Other comprehensive income (loss)
before income taxes	631	719	(494)
Income tax expense (benefit) related to items of other
comprehensive income	207	315	(207)

Other comprehensive income (loss)	424	404	(287)

Total comprehensive income	$ 1,111	$ 1,091	$ 284
	=======	=======	=======

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements
AFLAC Incorporated (Parent Only)

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of AFLAC Incorporated and Subsidiaries (see Part II - Item 8).

(A)  Notes Payable

     A summary of notes payable at December 31 follows:

(In millions)	2001	2000
	_______________	______________

6.50% senior notes due April 2009 (principal amount $450)	$ 449	$ 449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount
30 billion yen)	227	261
.87% notes due June 2006 (principal amount
40 billion yen)	303	-
Unsecured, yen-denominated notes payable to banks:
Revolving credit agreement, due November 2002
(principal amount 25.8 billion yen):
1.24% fixed interest rate	29	68
Variable interest rate (.29% at December 31, 2001)	166	157
Reducing revolving credit agreement:
2.29% fixed interest rate	-	99
Variable interest rate	-	14

Total notes payable	$ 1,174	$ 1,048
	========	========

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 2001, are as follows:

(In millions)

2002	$ 195
2005	227
2006	303
2009	449

For further information regarding notes payable, see Exhibit 13, page 13-63 (Note 6 of the Notes to the Consolidated Financial Statements).

(B)  Derivatives

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company currently has contracts for cross-currency swaps and interest rate swaps related to its notes payable. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. For further information regarding these derivatives, see Exhibit 13, page 13-38 and 13-58 (Notes 1 and 4 of the Notes to the Consolidated Financial Statements).

(C)  Accounting Changes Adopted

     We adopted SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is included in either earnings or other comprehensive income depending on the intended use of the derivative instrument and the nature of any hedge designation thereon. The cumulative transition effect recorded on January 1, 2001, for this new accounting standard was a gain of approximately $293,000.

     We recorded an asset of $33 million as of December 31, 2001, for the total fair value of our cross-currency swaps. The effect of recording the fair value of the interest rate component of the cross-currency swaps increased net earnings by $1 million for the year ended December 31, 2001. The effects of recording the fair value of the interest rate swaps and the related changes in fair value were not material for the year ended December 31, 2001.

     For further information regarding accounting changes adopted, see Exhibit 13, page 13-38 (Note 1 of the Notes to the Consolidated Financial Statements).

(D)  Income Taxes

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements.

     For further information on income taxes, see Exhibit 13, page 13-64 (Note 7 of the Notes to the Consolidated Financial Statements).

(E) Dividend Restrictions

     See Exhibit 13, page 13-70 (Note 9 of the Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.

(F)  Supplemental Disclosures of Cash Flow Information

(In millions)	2001	2000	1999

Interest paid	$ 16	$ 17	$ 13
Impairment losses on investments*	29	-	-
Noncash financing activities:
Treasury shares issued for:
Shareholder dividend reinvestment	6	5	5
Associate stock bonus plan	-	-	42

* For the year ended December 31, 2001, we recognized pretax impairment losses of approximately $29 million. These losses were primarily attributable to a pretax impairment loss of $28 million related to the Company's investment in two human resource service companies.

SCHEDULE III
AFLAC INCORPORATED AND SUBSIDIARIES

Supplementary Insurance Information
Years Ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policy-holders' Funds	Premium Revenue	Net Invest-ment Income	Benefits and Claims	Amortiza-tion of Deferred Policy Acquisi-tion Costs	Other Operating Expenses		Premiums Written
	__________	_________	__________	_________	_________	________	_________	________	________		________

2001:
AFLAC Japan	$ 2,470	$ 23,969	$ 257	$ 484	$ 6,217	$ 1,234	$ 5,170	$ 178	$ 1,281		$ 6,270
AFLAC U.S.	1,175	2,752	95	35	1,844	303	1,133	150	528		1,847
All other	-	-	-	-	-	13	-	-	77		-
	-----------	---------	------------	-----------	-----------	----------	-----------	----------	---------		--------
Total	$ 3,645	$ 26,721	$ 352	$ 519	$ 8,061	$ 1,550	$ 6,303	$ 328	$ 1,886		$ 8,117
	======	======	=======	=======	======	======	======	======	=====		=====

2000:
AFLAC Japan	$ 2,706	$ 25,400	$ 261	$ 345	$ 6,668	$ 1,261	$ 5,632	$ 178	$ 1,354		$ 6,704
AFLAC U.S.	979	2,445	94	19	1,554	277	969	124	453		1,555
All other	-	1	-	-	-	12	-	-	(19	)(1)	-
	-----------	----------	------------	-----------	-----------	----------	-----------	-----------	----------		----------
Total	$ 3,685	$ 27,846	$ 355	$ 364	$ 8,222	$ 1,550	$ 6,601	$ 302	$ 1,788		$ 8,259
	======	======	=======	=======	======	======	=====	======	======		======

1999:
AFLAC Japan	$ 2,856	$ 26,734	$ 268	$ 296	$ 5,906	$ 1,111	$ 5,040	$ 151	$ 1,179	(2)	$ 5,938
AFLAC U.S.	836	2,194	93	19	1,358	245	845	106	400		1,360
All other	-	-	-	-	-	13	-	-	141		-
	-----------	----------	------------	-----------	----------	----------	----------	-----------	----------		----------
Total	$ 3,692	$ 28,928	$ 361	$ 315	$ 7,264	$ 1,369	$ 5,885	$ 257	$ 1,720		$ 7,298
	======	======	=======	=======	======	======	======	======	======		======

See the accompanying Independent Auditor's Report

(1) Includes a benefit of $101 from the termination of a retirement liability; (2) includes a charge of $64 for the policyholder protection fund in Japan

Certain reclassifications have been made to prior year amounts to conform to current reporting classifications.

SCHEDULE IV
AFLAC INCORPORATED AND SUBSIDIARIES

Reinsurance
Years Ended December 31,

(In millions)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
	________	_________	_________	________	_________

2001:
Life insurance in force	$ 46,610	$ 563	$ -	$ 46,047	-
	========	========	========	========	========
Premiums
Health insurance	$ 7,366	$ -	$ -	$ 7,366	-
Life insurance	697	2	-	695	-

Total earned premiums	$ 8,063	2	-	$ 8,061	-
	========	========	========	========	========

2000:
Life insurance in force	$ 51,496	$ 640	$ -	$ 50,856	-
	========	========	========	========	========
Premiums:
Health insurance	$ 7,523	$ -	$ -	$ 7,523	-
Life insurance	701	2	-	699	-

Total earned premiums	$ 8,224	$ 2	$ -	$ 8,222	-
	========	========	========	========	========

1999:
Life insurance in force	$ 44,993	$ 707	$ -	$ 44,286	-
	========	========	========	========	========
Premiums:
Health insurance	$ 6,639	$ -	$ -	$ 6,639	-
Life insurance	627	2	-	625	-

Total earned premiums	$ 7,266	$ 2	$ -	$ 7,264	-
	========	========	========	========	========

See the accompanying Independent Auditors' Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFLAC Incorporated

Date:	March 26, 2002	By	/s/ Daniel P. Amos
	_______________________________		_____________________________________________
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger, III	President, Chief Financial	March 26, 2002
____________________________	Officer and Director	____________________
(Kriss Cloninger, III)

/s/ Ralph A. Rogers, Jr.	Senior Vice President,	March 26, 2002
____________________________	Financial Services; Chief	____________________
(Ralph A. Rogers, Jr.)	Accounting Officer

/s/ J. Shelby Amos, II	Director	March 26, 2002
______________________________________		__________________
(J. Shelby Amos, II)

/s/ Michael H. Armacost	Director	March 26, 2002
______________________________________		__________________
(Michael H. Armacost)

/s/ M. Delmar Edwards, M.D.	Director	March 26, 2002
______________________________________		__________________
(M. Delmar Edwards, M.D.)

/s/ Joe Frank Harris	Director	March 26, 2002
______________________________________		__________________
(Joe Frank Harris)

Director
______________________________________		__________________
(Elizabeth J. Hudson)

/s/ Kenneth S. Janke, Sr.	Director	March 26, 2002
______________________________________		__________________
(Kenneth S. Janke, Sr.)

/s/ Charles B. Knapp	Director	March 26, 2002
______________________________________		__________________
(Charles B. Knapp)

Director
______________________________________		__________________
(Takatsugu Murai)

Director
______________________________________		__________________
(Yoshiki Otake)

/s/ E. Stephen Purdom	Director	March 26, 2002
______________________________________		___________________
(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	March 26, 2002
______________________________________		___________________
(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	March 26, 2002
______________________________________		___________________
(Marvin R. Schuster)

/s/ Henry C. Schwob	Director	March 26, 2002
______________________________________		___________________
(Henry C. Schwob)

/s/ J. Kyle Spencer	Director	March 26, 2002
______________________________________		___________________
(J. Kyle Spencer)

/s/ Glenn Vaughn, Jr.	Director	March 26, 2002
______________________________________		___________________
(Glenn Vaughn, Jr.)

/s/ Robert L. Wright	Director	March 26, 2002
______________________________________		___________________
(Robert L. Wright)

EXHIBITS

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
3.1		-	Bylaws of the Company, as amended - incorporated by reference from 2000 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-500045, Exhibit 3.1.
4.0		-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.

10.0	*	-

American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

10.1	*	-	AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
10.2	*	-

AFLAC Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Commission file number 1-7434, Accession No. 0000004977-95-000023, Exhibit 10.

10.3	*	-

American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.2.

10.4	*	-

AFLAC Incorporated Supplemental Executive Retirement Plan, as amended, effective January 1, 2001 - incorporated by reference from 2000 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-500045, Exhibit 10.4.

10.5	*	-

AFLAC Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number
1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.

10.6	*	-

American Family Life Assurance Company of Columbus Employment Agreement with Yoshiki Otake, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.5.

10.7	*	-

AFLAC Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.6.

10.8	*	-	AFLAC Incorporated 1997 Stock Option Plan, incorporated by reference from the 1997 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-97-000007, Appendix B.
10.9	*	-

AFLAC Incorporated Executive Deferred Compensation Plan, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Accession No. 0000004977-98-00024, Exhibit 4.

10.10	*	-

AFLAC Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 1999 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-99-000007, Exhibit A.

IV-18

10.11	*	-

AFLAC Incorporated Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Commission file number
1-7434, Accession No. 0000004977-01-500045, Exhibit 10.13.

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2001.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement
No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.

* Management contract or compensatory plan or agreement.

EXHIBITS FILED WITH CURRENT FORM 10-K
11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0	-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2001.
21.0	-	Subsidiaries.
23.0	-

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