Form 10-Q
period 2002-03-31
AFLAC INC
filed 2002-05-13
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
Commission File No. 1-7434

AFLAC INCORPORATED

(Exact name of Registrant as specified in its charter)

GEORGIA	58-1167100

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1932 Wynnton Road, Columbus, Georgia	31999

(Address of principal executive offices)	(Zip Code)

706-323-3431

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No         .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 7, 2002

Common Stock, $.10 Par Value	518,076,334 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001	1

Consolidated Statements of Earnings
Three Months Ended March 31, 2002 and 2001	3

Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2002 and 2001	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001	5

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2002 and 2001	7

Notes to the Consolidated Financial Statements	8

Review by Independent Auditors	15

Independent Auditors' Review Report	16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Part II. Other Information:

Item 1. Legal Proceedings	35

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits and Reports on Form 8-K	37

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	March 31,	December 31,
	2002	2001
	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost
$17,845 in 2002 and $18,048 in 2001)	$19,950	$20,400
Perpetual debentures (amortized cost
$2,514 in 2002 and $2,497 in 2001)	2,580	2,554
Equity securities (cost $223 in 2002
and $215 in 2001)	262	245
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $5,570 in
2002 and $5,262 in 2001)	5,737	5,417
Perpetual debentures (fair value $3,186
in 2002 and $3,267 in 2001)	3,221	3,306
Other investments	17	19
Cash and cash equivalents	523	852

Total investments and cash	32,290	32,793
Receivables, primarily premiums	344	347
Accrued investment income	350	381
Deferred policy acquisition costs	3,695	3,645
Property and equipment, at cost less
accumulated depreciation	448	455
Other	252	239

Total assets	$37,379	$37,860

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	March 31,	December 31,
	2002	2001
	(Unaudited)

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$25,346	$25,106
Unpaid policy claims	1,686	1,615
Unearned premiums	371	352
Other policyholders' funds	554	519

Total policy liabilities	27,957	27,592
Notes payable	1,198	1,207
Income taxes	2,142	2,091
Payable for security transactions	9	271
Payable for return of cash collateral
on loaned securities	-	494
Other	776	780

Total liabilities	32,082	32,435

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 647,087
shares in 2002 and 646,559 shares in 2001	65	65
Additional paid-in capital	344	338
Retained earnings	4,699	4,542
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	215	213
Unrealized gains on investment securities	1,710	1,878
Treasury stock, at average cost	(1,736)	(1,611)

Total shareholders' equity	5,297	5,425

Total liabilities and shareholders' equity	$37,379	$37,860

Shareholders' equity per share	$10.23	$10.40

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues:
Premiums, principally supplemental health insurance	$1,998	$2,009
Net investment income	381	382
Realized investment losses	(8)	(1)
Other income	-	11

Total revenues	2,371	2,401

Benefits and expenses:
Benefits and claims	1,534	1,586
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	89	80
Insurance commissions	243	250
Insurance expenses	196	184
Interest expense	4	5
Other operating expenses	20	22

Total acquisition and operating expenses	552	541

Total benefits and expenses	2,086	2,127

Earnings before income taxes	285	274
Income taxes	102	96

Net earnings	$183	$178

Net earnings per share:
Basic	$.35	$.34
Diluted	.34	.33

Common shares used in computing earnings per share (In thousands):
Basic	519,473	528,180
Diluted	529,627	541,767

Cash dividends per share	$.05	$.043

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Three Months Ended March 31,

	2002	2001

Common stock:
Balance at beginning of period	$65	$32
Exercise of stock options	-	1
Two-for-one stock split	-	32

Balance at end of period	65	65

Additional paid-in capital:
Balance at beginning of period	338	336
Exercise of stock options, including income tax benefits	2	2
Gain on treasury stock reissued	4	6
Two-for-one stock split	-	(32)

Balance at end of period	344	312

Retained earnings:
Balance at beginning of period	4,542	3,956
Net earnings	183	178
Dividends to shareholders ($.05 per share in 2002
and $.043 in 2001)	(26)	(22)

Balance at end of period	4,699	4,112

Accumulated other comprehensive income:
Balance at beginning of period	2,091	1,668
Change in unrealized foreign currency translation gains
during period, net of income taxes	2	6
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(168)	505

Balance at end of period	1,925	2,179

Treasury stock:
Balance at beginning of period	(1,611)	(1,298)
Purchases of treasury stock	(133)	(162)
Cost of shares issued	8	10

Balance at end of period	(1,736)	(1,450)

Total shareholders' equity	$5,297	$5,218

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$183	$178
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Change in receivables and advance premiums	58	39
Increase in deferred policy acquisition costs	(74)	(76)
Increase in policy liabilities	570	612
Deferred income taxes	(1)	39
Change in income taxes payable	101	52
Realized investment losses	8	1
Change in fair value of interest component of
cross-currency swaps	4	(3)
Other, net	25	145

Net cash provided by operating activities	874	987

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	657	569
Fixed maturities matured	212	150
Equity securities and other	35	58
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,046)	(658)
Perpetual debentures	-	(509)
Equity securities	(47)	(24)
Fixed maturity securities held to maturity	(381)	-
Cash received as collateral on loaned securities, net	(491)	137
Additions to property and equipment, net	(4)	(16)
Other, net	-	(2)

Net cash used by investing activities	(1,065)	(295)

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from financing activities:
Principal payments under debt obligations	$(3)	$(3)
Change in annuity deposit funds, net	19	40
Dividends paid to shareholders	(24)	(21)
Purchases of treasury stock	(133)	(162)
Treasury stock reissued	7	13
Other, net	2	1

Net cash used by financing activities	(132)	(132)

Effect of exchange rate changes on cash and cash equivalents	(6)	(94)

Net change in cash and cash equivalents	(329)	466

Cash and cash equivalents, beginning of period	852	609

Cash and cash equivalents, end of period	$523	$1,075

Supplemental disclosures of cash flow information:
Interest paid	$1	$2
Income taxes paid	2	1
Impairment losses included in realized investment losses	42	42
Noncash financing activities:
Capitalized lease obligations	1	5
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	2	1
Associate stock bonus	5	3

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended March 31,

	2002	2001

Net earnings	$183	$178

Other comprehensive income, before income taxes:
Change in unrealized foreign currency translation gains
arising during the period	9	61
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(227)	697
Reclassification adjustment for realized (gains) losses
included in net earnings	8	-

Total other comprehensive income (loss), before
income taxes	(210)	758
Income tax expense (benefit) related to items of other
comprehensive income	(42)	247

Other comprehensive income (loss), net of income taxes	(168)	511

Total comprehensive income	$15	$689

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of March 31, 2002, and the consolidated statements of earnings, cash flows, shareholders' equity and comprehensive income for the three month periods ended March 31, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, liabilities for future policy benefits and unpaid policy claims and deferred policy acquisition costs. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality and morbidity, commission, and other acquisition expenses and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     These financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 2001.

     Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net earnings.

2.  ACCOUNTING CHANGES ADOPTED

     Effective July 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 141. Effective January 1, 2002, we adopted SFAS No. 142, SFAS No. 143 and SFAS No. 144. These standards primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

We adopted SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The cumulative transition effect recorded on January 1, 2001, for this new accounting standard was a gain of approximately $293,000. The effect of recording the fair value of the interest rate component of the cross-currency swaps decreased net earnings by $4 million and increased net earnings by $3 million for the three months ended March 31, 2002 and 2001, respectively. See Note 5 for additional information on our derivative and nonderivative financial instruments.

3.  FOREIGN INFORMATION AND BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: AFLAC Japan and AFLAC U.S. We sell supplemental health and life insurance through AFLAC Japan and AFLAC U.S. Most of our policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We evaluate our business segments based on pretax operating earnings. We do not allocate corporate overhead expenses to business segments.

     Information regarding components of operations for the three months ended March 31 follows:

(In millions)	2002	2001

Revenues:
AFLAC Japan:
Earned premiums	$1,474	$1,571
Net investment income	300	305
Other income	(2)	(1)

Total AFLAC Japan	1,772	1,875

AFLAC U.S.:
Earned premiums	524	439
Net investment income	80	73
Other income	2	1

Total AFLAC U.S.	606	513

Other business segments	6	8

Total business segment revenues	2,384	2,396
Realized investment gains (losses)	(8)	(1)
Corporate*	9	12
Intercompany eliminations	(14)	(6)

Total revenues	$2,371	$2,401

Earnings before income taxes:
AFLAC Japan	$221	$204
AFLAC U.S.	92	81
Other business segments	(1)	-

Total business segment earnings	312	285
Realized investment gains (losses)	(8)	(1)
Interest expense, noninsurance operations	(4)	(4)
Corporate*	(15)	(6)

Total earnings before income taxes	$285	$274

*Includes investment income of $1 in 2002 and $4 in 2001. Also, includes loss of $4 in 2002 and gain of $3 in 2001 related to changes in fair value of the interest rate component of the cross-currency swaps.

     Assets were as follows:

	March 31,	December 31,
(In millions)	2002	2001

Assets:
AFLAC Japan	$31,307	$31,729
AFLAC U.S.	5,788	5,729
Other business segments	44	43

Total business segment assets	37,139	37,501
Corporate	6,699	6,830
Intercompany eliminations	(6,459)	(6,471)

Total assets	$37,379	$37,860

4.  INVESTMENTS

Realized Investment Gains and Losses

     In March 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. We also recorded an impairment loss of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. We also executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income. The sales of these debt securities resulted in pretax realized gains of $37 million. Taken together, these investment transactions decreased net earnings by $5 million.

     In March 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer when it experienced a credit rating downgrade. We also executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income. The sales of these debt securities resulted in pretax realized gains of $21 million. Also in the first quarter, we realized a pretax gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers. The preceding activity, together with other investment transactions in the normal course of business, decreased net earnings by $2 million for the three months ended March 31, 2001.

Unrealized Investment Gains and Losses

     The unrealized gains and losses on debt securities, less amounts applicable to deferred income taxes, are reported in accumulated other comprehensive income. The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2002	2001

Unrealized gains on securities available for sale	$2,210	$2,439
Unamortized unrealized gains on securities transferred
to held to maturity	624	614
Deferred income taxes	(1,124)	(1,175)

Shareholders' equity, net unrealized gains on investment securities	$1,710	$1,878

     For the Japanese reporting fiscal year ending March 31, 2002, new Japanese accounting principles and regulations, which impact investment classifications and solvency margin ratios on a Japanese accounting basis, were effective. As a result of these new requirements, we re-evaluated AFLAC Japan's investment portfolio and our intent related to the holding period of certain investment securities. In order to minimize potential fluctuations in our Japanese Financial Services Agency-based solvency margin ratio in the future, we reclassified debt securities with amortized cost of $1.8 billion from the held-to-maturity category to the available-for-sale category as of March 31, 2001. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized unrealized gain of $327 million related to these securities. This gain represented the remaining unamortized portion of a $1.1 billion unrealized gain that was established in 1998 when we reclassified $6.4 billion of debt securities from the available-for-sale category to the held-to-maturity category.

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

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2002, we had no security loans outstanding. At December 31, 2001, we had security loans outstanding in the amount of $480 million at fair value and we held cash in the amount of $494 million as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

5.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. We currently use two types of derivatives: cross-currency swaps and interest rate swaps.

     As of March 31, 2002, and December 31, 2001, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 6). The components of the fair value of the cross-currency swaps as reflected as an asset or (liability) in the financial statements were as follows:

	March 31,	December 31,
(In millions)	2002	2001

Interest rate component	$(3)	$1
Foreign currency component	31	27
Accrued interest component	10	5

Total fair value of cross-currency swaps	$38	$33

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income.

	March 31,	March 31,
(In millions)	2002	2001

Balance, beginning of period	$27	$(34)
Increase in fair value of cross-currency swaps	5	44
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(1)	(8)

Balance, end of period	$31	$2

     At March 31, 2002, we had outstanding interest rate swaps on 3.9 billion yen ($29 million) of our variable-interest-rate yen-denominated bank borrowings (Note 6). The fair values of the interest rate swaps, included in other liabilities and changes in the swaps' fair values, were immaterial as of and for the quarter ended March 31, 2002. Furthermore, we do not expect to reclassify a significant amount of unrealized gains/losses related to these swaps from accumulated other comprehensive income to earnings during the next 12 months.

Nonderivative Hedging Instruments

     We have designated our yen-denominated notes payable (Note 6) as hedges of the foreign currency exposure of our net investment in AFLAC Japan.

6.  NOTES PAYABLE

     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2002	2001

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount
30 billion yen)	225	227
.87% notes due June 2006 (principal amount
40 billion yen)	300	303
Unsecured, yen-denominated notes payable to banks:
Revolving credit agreement, due November 2002
(principal amount 25.8 billion yen):
1.24% fixed interest rate	29	29
Variable interest rate (.29% at March 31, 2002)	165	166
Obligations under capitalized leases, payable monthly through
2007, secured by computer equipment in Japan	30	33

Total notes payable	$1,198	$1,207

     We have cross-currency swaps associated with our senior notes payable and interest rate swaps associated with our variable-interest-rate yen-denominated borrowings.

     We were in compliance with all of the covenants of the credit agreements at March 31, 2002. No events of default or defaults occurred during the three months ended March 31, 2002.

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:

(In thousands of shares)	2002	2001

Common stock - issued:
Balance, beginning of period	646,559	644,813
Exercise of stock options	528	792

Balance, end of period	647,087	645,605

Treasury stock:
Balance, beginning of period	124,944	115,603
Purchases of treasury stock:
Open market	5,218	5,387
Other	4	165
Shares issued to AFL Stock Plan	(441)	(460)
Exercise of stock options	(280)	(332)

Balance, end of period	129,445	120,363

Shares outstanding, end of period	517,642	525,242

     In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of March 31, 2002, we had approximately 24 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the three months ended March 31, 2002 and 2001, there were approximately 1,984,200 and 548,100 weighted average shares, respectively, for outstanding stock options that were not included in the calculation of weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

8.  COMMITMENTS AND CONTINGENCIES

     Litigation: We are a defendant in various litigation considered to be in the normal course of business. Some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

REVIEW BY INDEPENDENT AUDITORS

     The March 31, 2002, and 2001, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 16.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 2002, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those financial statements.

KPMG LLP

Atlanta, GA
April 23, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2001 to March 31, 2002. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2001.

Company Overview

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health and life insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. We have two reportable business segments, AFLAC Japan and AFLAC U.S. Our operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

Critical Accounting Policies

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are more fully discussed in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001. The policies discussed below are critical to an understanding of AFLAC's results of operations and financial condition. The application of these "critical accounting policies" involve the use of various estimates and assumptions developed from management's analysis and judgments. The application of these critical accounting policies determine the values at which 96% of our assets and 87% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could result in significantly different results.

     Our investments in debt securities include both publicly traded and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security's credit quality and liquidity characteristics. We also periodically review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of potentially impaired investments, the determination of fair value and the assessment of whether a decline is other than temporary involve significant management judgment.

     Deferred policy acquisition costs and policy liabilities reflect our expectations about the future experience of our in-force business and are sensitive to assumptions about mortality, morbidity, interest rates and commission and other acquisition costs. Significant changes in any of the estimations or assumptions used by management in establishing the carrying value of these items can produce changes that could increase or decrease future reported operating results.

RESULTS OF OPERATIONS

     We evaluate our business segments based on pretax operating earnings. The following discussion of earnings comparisons focuses on operating earnings and excludes realized investment and derivative gains/losses. Operating earnings per share amounts referenced are based on the diluted number of average outstanding shares, unless stated otherwise. The table below sets forth the results of operations by business segment for the periods shown.

Summary of Operating Results by Business Segment
(In millions, except for share and per-share amounts)

	Three Months Ended March 31,

	Percentage Change	2002	2001

Operating earnings:
AFLAC Japan	8.3%	$221	$204
AFLAC U.S.	13.5	92	81
Other business segments		(1)	-

Total business segments	9.3	312	285
Interest expense, noninsurance operations	12.4	(4)	(4)
Corporate and eliminations	(32.3)	(11)	(8)

Pretax operating earnings	8.9	297	273
Income taxes	9.2	105	96

Operating earnings	8.7	192	177

Nonoperating items:
Realized investment gains (losses), net of tax		(5)	(2)
Change in fair value of the interest rate component
of the cross-currency swaps, net of tax		(4)	3

Net earnings	2.5%	$183	$178

Operating earnings per basic share	12.1%	$.37	$.33
Operating earnings per diluted share	9.1	.36	.33

Net earnings per basic share	2.9%	$.35	$.34
Net earnings per diluted share	3.0	.34	.33

Average number of shares outstanding - basic (in thousands)	(1.6)%	519,473	528,180
Average number of shares outstanding - diluted (in thousands)	(2.2)	529,627	541,767

     The table below identifies certain items that are excluded from operating earnings that are included in net earnings reported in accordance with GAAP. We believe that this comparative presentation better reflects AFLAC's core business by separately identifying operating and nonoperating items.

	2002	2001

Operating earnings per diluted share	$.36	$.33
Nonoperating items:
Realized investment gains (losses), net of tax	(.01)	(.01)
Change in fair value of the interest rate component
of the cross-currency swaps, net of tax	(.01)	.01

Net earnings per diluted share	$.34	$.33

     In March 2002, we recorded a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer and $5 million related to various equity securities we determined to have had other than temporary declines in fair values. Upon impairment and as a result of its credit rating downgrade, we transferred the Japanese debt security from held to maturity to available for sale. We also executed several bond sale and purchase transactions resulting in pretax realized gains of $37 million. Netted together, these investment transactions decreased 2002 net earnings by $5 million ($.01 per diluted share).

     In the first quarter of 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer when it experienced a credit rating downgrade. We also executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income. The sales of these debt securities resulted in pretax realized investment gains of $21 million. Also in the first quarter of 2001, we realized a pretax investment gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers. These gains and losses together with other investment transactions in the normal course of business decreased first quarter 2001 net earnings by $2 million ($.01 per diluted share).

     For the three months ended March 31, 2002, we recognized a loss of $4 million ($.01 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps related to our senior notes payable. We recognized a gain of $3 million ($.01 per diluted share) for the same period in 2001.

Foreign Currency Translation

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Our business, in functional currency terms, continued to be strong, and we believe it is more appropriate to measure our performance excluding the effect of fluctuations in the yen/dollar exchange rate in order to understand the basic operating results of the business.

     The yen continued to weaken in relation to the dollar during the first quarter of 2002, which followed a significant weakening of the yen during 2001. The following table illustrates the effect of foreign currency translation by comparing our reported operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

Foreign Currency Translation Effect on Operating Results
Three Months Ended March 31,

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes*

	2002	2001	2002	2001

Premium income	(.6)%	(.5)%	8.3%	7.6%
Net investment income	(.2)	1.5	6.5	7.4
Operating revenues	(.7)	-	7.8	7.7
Total benefits and expenses	(1.9)	(1.3)	6.9	6.7
Operating earnings	8.7	11.4	14.5	16.1
Operating earnings per share	9.1	13.8	15.2	17.2

*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     For the three months ended March 31, 2002, the average yen/dollar exchange rate was 132.69, or 11.0% weaker than the average yen/dollar exchange rate of 118.14 for the first quarter of 2001. Operating earnings per share increased 9.1% to $.36 for the three-month period ended March 31, 2002, compared with the same period in 2001. The weakening of the yen in 2002 decreased operating earnings by approximately $.02 per share for the three months ended March 31, 2002. Operating earnings per share, excluding the effect of foreign currency translation, increased 15.2%, to $.38 for the quarter ended March 31, 2002, compared with the same period in 2001.

     Our primary financial objective is the growth of operating earnings per share, excluding the effect of foreign currency fluctuations. Our objective for 2002 and 2003 is to increase diluted operating earnings per share by 15% to 17% excluding the impact of currency translation.

     Our specific objective for 2002 is to achieve operating earnings per diluted share of at least $1.54, excluding the impact of currency translation. If we achieve our objective, the following table shows the likely results for 2002 operating earnings per share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2002 Annual Operating EPS Scenarios

Annual	Annual		Yen Impact
Average Yen	Operating	% Growth	on Diluted
Exchange Rate	Diluted EPS	Over 2001	Operating EPS

115.00	$ 1.58	17.9%	$ .04
120.00	1.55	15.7	.01
121.54 *	1.54	14.9	-
125.00	1.52	13.4	(.02)
130.00	1.49	11.2	(.05)
135.00	1.47	9.7	(.07)
140.00	1.44	7.5	(.10)

*Actual 2001 average exchange rate

Share Repurchase Program

     During the first quarter, we acquired approximately 5 million shares of our stock. In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of March 31, 2002, we had approximately 24 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions. The difference between the percentage changes in operating earnings and operating earnings per share primarily reflects the impact of the share repurchase program and treasury stock reissued.

Income Taxes

     Our combined U.S. and Japanese effective income tax rates on operating earnings for the three months ended March 31, 2002 and 2001 were 35.3% and 35.2%, respectively.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of profits among all foreign life insurance companies operating in Japan. Among foreign and domestic life insurance companies operating in Japan, AFLAC Japan ranked 12th in terms of assets, according to Financial Services Agency (FSA) data as of September 30, 2001.

Japanese Economy

     During the first quarter of 2002, Japan's economic outlook remained mostly negative with some indicators in March signaling an improvement. However, these signals come as the structural issues of bad loans and bankruptcy continue to plague Japan's efforts at recovery. The Bank of Japan's March Tankan survey indicated that business sentiment among large manufacturers did not worsen for the first time in five quarters. However, the report also indicated that smaller companies remain cautious with regard to capital spending, citing concerns over the inability to secure sufficient funds. As we have indicated in years past, Japan's weak economy has created a challenging environment for AFLAC Japan. The time required for a full economic recovery remains uncertain.

     The following table presents a summary of AFLAC Japan's operating results.

AFLAC Japan Summary of Operating Results
Three Months Ended March 31,

(In millions)	2002	2001

Premium income	$1,474	$1,571
Investment income	300	305
Other income	(2)	(1)

Total revenues	1,772	1,875

Benefits and claims	1,213	1,314
Operating expenses	338	357

Total benefits and expenses	1,551	1,671

Pretax operating earnings	$221	$204

Average yen/dollar exchange rates	132.69	118.14

In Dollars	In Yen

Percentage changes over previous period:	2002	2001	2002	2001

Premium income	(6.2)%	(4.5)%	5.2%	5.3%
Investment income	(1.6)	(.4)	10.5	9.9
Total revenues	(5.5)	(3.9)	6.0	6.0
Pretax operating earnings	8.3	8.1	21.7	19.3

Ratios to total revenues, in dollars:	2002	2001

Benefits and claims	68.5%	70.1%
Operating expenses	19.0	19.0
Pretax operating earnings	12.5	10.9

     In the first quarter of 2002, the 11.0% weakening of the average yen/dollar exchange rate inflated AFLAC Japan's comparative rates of growth in yen terms due to its holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated fixed-maturity securities with dollar coupon payments). Dollar-denominated investment income accounts for approximately 30% of AFLAC Japan's investment income. Therefore, translating AFLAC Japan's dollar-denominated investment income into yen magnifies the increases for total revenues, net investment income and pretax operating earnings.

     The following table illustrates the impact on AFLAC Japan's yen operating results of translating its dollar-denominated investments and related items by comparing certain yen operating results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Period
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes*

	2002	2001	2002	2001

Investment income	10.5%	9.9%	6.8%	7.0%
Total revenues	6.0	6.0	5.4	5.5
Pretax operating earnings	21.7	19.3	16.6	15.0

*Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

AFLAC Japan Pretax Operating Earnings

     Changes in AFLAC Japan's pretax operating earnings and profit margins are affected by investment yields, morbidity/mortality, persistency and expense levels. The aggregate benefit ratio has declined primarily due to the mix of business shifting to newer products and riders, which have a lower benefit ratio than previously issued products and riders. The aggregate benefit ratio has also improved as a result of favorable morbidity experience. We expect the aggregate benefit ratio to continue to decline in future years, along with the shift to newer products and riders. Our persistency has declined only slightly over the last three years. We expect that the operating expense ratio will be relatively stable in the future. The expansion of the profit margin in 2002 was largely due to the declining benefit ratio. Our profit margins are also affected by the spread between investment yields and required interest on policy reserves.

AFLAC Japan Sales

     AFLAC Japan's new annualized premium sales of 24.1 billion yen, rose 4.4% and were significantly better than our initial expectations for first quarter sales. New annualized premium sales were 23.1 billion yen in the first quarter of 2001. Due to the weaker yen, new annualized premium sales as reported in dollars declined 6.4% to $182 million, compared with $194 million in the first quarter of 2001. Our cancer life sales rose 14.5% and accounted for 44% of total sales, compared with 28% of total sales for the quarter ended March 31, 2001. Cancer life sales continued to benefit from our association with Dai-ichi Mutual Life. Dai-ichi Life sold 99,500 of our cancer life policies in the three-month period ended March 31, accounting for approximately 14% of new annualized premium sales. Rider MAX, the medical/sickness rider to our cancer life coverage, contributed approximately 27% of total sales for the first quarter of both 2002 and 2001. Ordinary life and annuities accounted for 21% of sales during the quarter, compared with 29% in the first quarter of 2001.

     Additionally, we introduced two new products in the first quarter which were designed to address the expected growth in consumer demand for health-related insurance products. "Ever," a new stand-alone supplemental medical product, became available mid-February and represented 5% of first quarter sales. We also introduced a whole-life version of our Rider MAX product that we anticipate will contribute to sales.

     In addition to new product introductions, we believe that our better-than-expected sales growth benefited from the management and organizational changes that we have been making over the past nine months. For the full year, our goal is to increase AFLAC Japan's sales 5% to 10% in yen terms.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields available on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. In 2002, the weaker yen increased dollar-denominated investment income as reported in yen.

     Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities improved only slightly in the first quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 2.10% during the first three months of the year, compared with 1.84% in the first quarter of 2001. However, we purchased yen-denominated securities at an average yield of 3.51% in the quarter, compared with 3.47% in the first quarter of 2001, by continuing to focus on selected sectors of the fixed-maturity market. Including dollar-denominated investments, our blended new money yield was 3.86% for the quarter, compared with 3.74% in the quarter ended March 31, 2001.

     At the end of the first quarter, the yield on AFLAC Japan's fixed-maturity portfolio was 4.85%, compared with 5.00% a year ago. The return on average invested assets, net of investment expenses, was 4.73% for the three months ended March 31, 2002, compared with 4.79% a year ago.

Insurance Deregulation in Japan

     In January 2001, Japan's insurance market was deregulated and we experienced an increase in the number of companies selling products that compete with our policies. However, based on our growth of premiums in force, producing agents and customer accounts, we do not believe that our market position has been significantly impacted by increased competition as a result of deregulation. For additional information, see MD&A in our annual report to shareholders for the year ended December 31, 2001.

INSURANCE OPERATIONS, AFLAC U.S.

     The following table presents a summary of AFLAC U.S. operating results.

AFLAC U.S. Summary of Operating Results
Three Months Ended March 31,

(In millions)	2002	2001

Premium income	$524	$439
Investment income	80	73
Other income	2	1

Total revenues	606	513

Benefits and claims	320	272
Operating expenses	194	160

Total benefits and expenses	514	432

Pretax operating earnings	$92	$81

Percentage changes over previous period:
Premium income	19.5%	17.4%
Investment income	9.3	9.1
Total revenues	18.0	16.2
Pretax operating earnings	13.5	16.7

Ratios to total revenues:
Benefits and claims	52.9%	53.0%
Operating expenses	31.8	31.1
Pretax operating earnings	15.3	15.9

AFLAC U.S. Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are affected by investment yields, morbidity/mortality, persistency and expense levels. The aggregate benefit ratio has been relatively constant as the mix of business has shifted toward accident/disability policies and our policy persistency by product has remained stable. We expect future benefit ratios for some of our products to increase slightly due to our ongoing efforts to enhance policyholder benefits and improve policy persistency. For the year 2002, we expect the operating expense ratio to remain approximately the same as the 31.5% ratio achieved in 2001. The spread between investment yields and required interest on policy reserves also affects our operating profit margins. We expect the pretax operating profit margin for the year 2002 to remain approximately the same as 2001.

AFLAC U.S. Sales

     New annualized premium sales rose 16.4% in the first quarter to $236 million, compared with $202 million for the three months ended March 31, 2001. Accident/disability insurance again led our sales for the quarter, accounting for 53% of total sales for both the first quarter of 2002 and 2001. Cancer expense insurance also produced strong results, accounting for 22% of total sales for the three months ended March 31, 2002 and 2001. AFLAC's fixed-benefit dental product also continued to sell well, accounting for 7% of total sales for the first three months of both 2002 and 2001. We were also pleased with the initial sales of our personal sickness indemnity policy that was introduced in February 2002.

     Our advertising program has greatly benefited our name and product awareness as well as the growth of our distribution system. During the first quarter, the average number of associates producing business on a monthly basis increased 22%, compared with the three months ended March 31, 2001, to more than 15,300 agents.

AFLAC U.S. Investments

     During the first three months of 2002, available cash flow was invested at an average yield of 7.52%, compared with 7.87% during the first three months of 2001. The overall return on average invested assets, net of investment expenses, was 7.68% for the first three months of 2002, compared with 7.71% for the first three months of 2001. The yield on AFLAC's U.S. portfolio was 8.00% for both the first quarter of 2002 and 2001.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard (SFAS) No. 133 effective January 1, 2001 and recognized a $4 million loss and a $3 million gain in earnings for the quarters ended March 31, 2002 and 2001, respectively, related to the change in the fair value of the interest rate component of our cross-currency swaps. The adoption of this accounting standard introduced volatility into reported net earnings and other comprehensive income, which may continue depending on market conditions and our hedging activities. However, the changes required by SFAS No. 133 affect only the timing of noncash gains and losses. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

     Since December 31, 2001, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2002, was 133.25 yen to one U.S. dollar, or 1.0% weaker than the December 31, 2001 exchange rate of 131.95. The weaker yen decreased reported investments and cash by $255 million, total assets by $287 million, and total liabilities by $279 million, compared with the amounts that would have been reported for 2002 if the exchange rate had remained unchanged from year-end 2001.

Investments and Cash

     Our investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder and policyholder value, subject to appropriate risk constraints. We seek to meet this objective through a mix of investments that reflect the characteristics of the liabilities they support and diversify the types of investments by interest rate, currency, liquidity, credit and equity price risk. We regularly evaluate the duration and cash flow attributes of our liabilities and make necessary adjustments in our investment portfolios.

     The current period decline in investments and cash reflects the effect of a weaker yen/dollar exchange rate, general market conditions for debt securities, and cash collateral from loaned securities at December 31, 2001, partially offset by the substantial cash flows in the functional currencies of our operations. See the Liquidity and Capital Resources section for additional information. Net unrealized gains of $2.0 billion on investment securities at March 31, 2002, consisted of $2.9 billion in gross unrealized gains and $897 million in gross unrealized losses.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	March 31,	December 31,	March 31,	December 31,
(In millions)	2002	2001	2002	2001

Securities available for sale, at
fair value:
Fixed maturities	$15,982	$16,342	$3,968 *	$4,058 *
Perpetual debentures	2,427	2,399	153	155
Equity securities	112	103	150	142

Total available for sale	18,521	18,844	4,271	4,355

Securities held to maturity, at
amortized cost:
Fixed maturities	5,737	5,417	-	-
Perpetual debentures	3,221	3,306	-	-

Total held to maturity	8,958	8,723	-	-

Total investment securities	$27,479	$27,567	$4,271	$4,355

*Includes securities held by the parent company of $143 in 2002 and $243 in 2001

     Privately issued securities, at amortized cost, accounted for $16.8 billion, or 57.4%, and $16.7 billion, or 57.1%, of our total debt securities as of March 31, 2002 and December 31, 2001, respectively. Of the total privately issued securities, reverse-dual currency debt securities accounted for $4.2 billion, or 24.8%, and $4.2 billion, or 25.2%, of total privately issued securities as of March 31, 2002 and December 31, 2001, respectively. AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to prudent standards for credit quality. Most of AFLAC's privately issued securities are issued under medium-term note programs and have standard covenants commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     AFLAC invests primarily within the debt securities markets. We are exposed to credit risk in our investment activity. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities have an initial rating of Class 1 or 2 as determined by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. Applying the various credit ratings of a nationally recognized rating service, the percentages of our debt securities, at amortized cost, were as follows:

March 31,		December 31,
2002		2001

AAA	2.3%	2.4%
AA	38.9	39.9
A	36.4	36.2
BBB	21.3	20.3
BB	1.1	1.2

	100.0%	100.0%

     Mortgage loans on real estate and other long-term investments remained immaterial at both March 31, 2002 and December 31, 2001. Cash, cash equivalents and short-term investments totaled $523 billion, or 1.6% of total investments and cash, as of March 31, 2002, compared with $853 million, or 2.6% of total investments and cash, at December 31, 2001.

Policy Liabilities

     Policy liabilities totaled $28.0 billion at March 31, 2002, an increase of $365 million, or 1.3%, during the first three months of 2002. AFLAC Japan's policy liabilities were $25.0 billion (3.3 trillion yen) at March 31, 2002, an increase of $273 million, or 1.1% (2.1% increase in yen). At March 31, 2002, policy liabilities of AFLAC U.S. were $3.0 billion, an increase of $92 million, or 3.2%. The weaker yen at March 31, 2002, compared with December 31, 2001, decreased reported policy liabilities by $246 million. Increases from new business and the aging of policies in force were partially offset by the effect of the weaker yen on policy liabilities.

Debt

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 25.0% and 25.4% as of March 31, 2002 and December 31, 2001, respectively.

     As of March 31, 2002, we had no material purchase obligations that are not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on debt outstanding at March 31, 2002.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have a policyholder protection system that provides for the policyholders of insolvent insurers. By law, we are required to contribute to these funds as legislation is enacted in Japan and as assessments are determined by regulators in the United States. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2001.

Liquidity and Capital Resources

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

     AFLAC Incorporated capital resources are largely dependent upon the ability of AFLAC to pay management fees and dividends. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of statutory earnings for the previous year, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to AFLAC Incorporated. A life insurance company's statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to emphasize policyholder protection and company solvency.

     The continued long-term growth of our business may require increases in AFLAC's statutory capital and surplus. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings.

     In the first quarter of 2002, consolidated cash flow from operations decreased 11.5% to $874 million, compared with $987 million in the same period of 2001. AFLAC Japan contributed 87% and 83% of the consolidated net cash flow from operations for the first quarter of 2002 and 2001, respectively. Net cash flow from operations for AFLAC Japan decreased 7.7% in the first quarter of 2002 to $757 million, compared with $820 million in the first quarter of 2001. The decrease in cash flows is primarily attributable to the effect of the weaker yen/dollar exchange rate. The weakening of the yen decreased AFLAC

Japan's cash flows by $93 million and $84 million for the first quarter of 2002 and 2001, respectively. Net cash flow from operations for AFLAC U.S. decreased 30.1% in the three-month period ended March 31, 2002, to $117 million, compared with $167 million for the three months ended March 31, 2001. The decrease in cash flows is primarily attributable to the return in 2001 of deposits securing our cross-currency swaps and the timing of the March 2001 cash commission payments that were distributed in April 2001.

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities increased 260.6% to $1.1 billion in the first quarter of 2002, compared with $295 million in the same period of 2001. AFLAC Japan accounted for $1.1 billion of the consolidated net cash used by investing activities in the three-month period ended March 31, 2002, compared with $397 million for the three months ended March 31, 2001.

     When market opportunities arise, we dispose of selected debt securities available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the quarterly average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2002 and 2001.

     Treasury stock repurchases totaled $133 million and $162 million in the first quarter of 2002 and 2001, respectively. Dividends to shareholders in the first quarter of 2002 were $26 million ($24 million paid in cash; $2 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders in the first quarter of 2001 were $22 million ($21 million paid in cash; $1 million through issuance of treasury shares under the dividend reinvestment plan). For the three months ended March 31, 2002 and 2001, the dividend of $.05 per share and $.043 per share increased 16.3% and 13.2%, respectively, over the same period in the prior year.

     AFLAC Incorporated's insurance operations continue to provide the primary sources of its liquidity through dividends and management fees. AFLAC paid dividends to AFLAC Incorporated in the amount of $26 million and $25 million in the first quarter of 2002 and 2001, respectively. Capital needs are also met from time to time with borrowed funds. AFLAC Incorporated received $332 million in June 2001 from the issuance of Samurai notes in Japan. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. Total funds received from AFLAC Japan for management fees and allocated expenses were approximately $14 million and $12 million for the first three months of

2002 and 2001, respectively. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

     For the Japanese reporting fiscal year ending March 31, 2002, AFLAC Japan was required to adopt a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes. Under the new accounting standard insurance companies operating in Japan are required to record debt securities in four categories: at fair value in an available-for-sale category, at amortized cost in a held-to-maturity category, at amortized cost in a special category for policy-reserve-matching bonds, or at fair value in a trading category. We have classified AFLAC Japan's debt securities as either available-for-sale or held-to-maturity.

     Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale are reported in FSA capital and surplus and reflected in the solvency margin ratio. This new accounting standard may result in significant fluctuations in FSA equity, AFLAC Japan's solvency margin ratio and amounts available for annual profit repatriation.

Dividends

     On February 12, 2002, the board of directors approved an increase in the quarterly cash dividend from $.05 per share to $.06 per share. The increase is effective with the second quarter dividend, which is payable on June 3, 2002, to shareholders of record at the close of business on May 16, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial instruments are primarily exposed to three types of market risks. They are interest rate risk, equity price risk, and foreign currency exchange rate risk.

Interest Rate Risk

     Our primary interest rate exposure is a result of the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which provides a measure of price percentage volatility, to estimate the amount of sensitivity to interest rate changes in our debt securities. For example, if the current duration of a debt security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates on new business have been increased several times to help offset the lower investment yields available. Despite the shortfall in investment yields, adequate overall profit margins still exist in AFLAC Japan's aggregate block of business.

     At March 31, 2002, we had $2.0 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $2.9 billion based on our portfolio as of March 31, 2002. The effect on yen-denominated debt securities is approximately $2.4 billion and the effect on dollar-denominated debt securities is approximately $479 million.

     We have outstanding interest rate swaps on 3.9 billion yen ($29 million) of our variable-interest-rate yen-denominated borrowings. These swaps reduce the impact of fluctuations in interest rates on borrowing costs and effectively change our interest rates from variable to a fixed interest rate of 1.24%. Therefore, movements in market interest rates should have no material effect on earnings.

     At March 31, 2002, we also had yen-denominated bank borrowings in the amount of 21.9 billion yen ($165 million) with a blended variable interest rate of .29%. The effect on net earnings in the first quarter of 2002 due to changes in market interest rates was immaterial. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

Equity Price Risk

     Equity securities at March 31, 2002, totaled $262 million, or .8% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio was .95 at March 31, 2002. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.5%, or $25 million.

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

     AFLAC Incorporated has outstanding cross-currency swaps to convert the dollar-denominated principal and interest into yen-denominated obligations on its $450 million senior notes that were issued in 1999. The cross-currency swaps have a notional amount of $450 million (55.6 billion yen). These swaps have also been designated as a hedge of our investment in AFLAC Japan. The unrealized foreign currency translation gains and losses related to these swaps were reported in accumulated other comprehensive income.

     We attempt to match yen-denominated assets to yen-denominated liabilities on a consolidated basis in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. The following table compares the dollar values of yen-denominated assets and liabilities at selected yen/dollar exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
(March 31, 2002)

	118.25	133.25	*	148.25
(In millions)	Yen	Yen		Yen

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$15,895	$14,105		$12,678
Perpetual debentures	2,524	2,240		2,013
Equity securities	126	112		101
Securities held to maturity:
Fixed maturities	6,465	5,737		5,157
Perpetual debentures	3,629	3,221		2,895
Cash and cash equivalents	497	441		396
Other financial instruments	6	5		5

Subtotal	29,142	25,861		23,245

Liabilities:
Notes payable	843	749		673
Cross-currency swaps	470	417		375

Subtotal	1,313	1,166		1,048

Net yen-denominated financial instruments	27,829	24,695		22,197
Other yen-denominated assets	3,709	3,292		2,959
Other yen-denominated liabilities	(30,555)	(27,115)		(24,372)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$983	$872		$784

*Actual March 31, 2002 exchange rate

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on May 6, 2002. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Ratification of the appointment of independent auditors for 2002. The proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

VOTES

			Absten-		Broker
	For	Against	tions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	1,011,320,355	N/A	N/A	9,409,068	None
J. Shelby Amos, II	1,015,235,171	N/A	N/A	5,494,252	None
Michael H. Armacost	1,015,562,320	N/A	N/A	5,167,103	None
Kriss Cloninger, III	1,015,537,770	N/A	N/A	5,191,653	None
Joe Frank Harris	1,012,169,008	N/A	N/A	8,560,415	None
Elizabeth J. Hudson	1,015,010,879	N/A	N/A	5,718,544	None
Kenneth S. Janke, Sr.	1,015,377,950	N/A	N/A	5,351,473	None
Robert B. Johnson	1,013,842,818	N/A	N/A	6,886,605	None
Charles B. Knapp	1,014,663,974	N/A	N/A	6,065,449	None
Takatsugu Murai	1,015,606,990	N/A	N/A	5,122,433	None
Yoshiki Otake	1,015,503,450	N/A	N/A	5,225,973	None
E. Stephen Purdom	1,013,517,782	N/A	N/A	7,211,641	None
Barbara K. Rimer	1,015,105,306	N/A	N/A	5,624,117	None
Marvin R. Schuster	1,011,197,472	N/A	N/A	9,531,951	None
Henry C. Schwob	1,012,933,736	N/A	N/A	7,795,687	None
Glenn Vaughn, Jr.	1,014,710,408	N/A	N/A	6,019,015	None
Robert L. Wright	1,010,932,984	N/A	N/A	9,796,439	None

(2) Ratification of appointment of KPMG LLP as independent auditors	1,006,615,400	10,464,423	3,494,560	N/A	155,040

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

4.0	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

     Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger, III	President, Treasurer and	May 10, 2002
____________________________	Chief Financial Officer	____________________
(Kriss Cloninger, III)

/s/ Ralph A. Rogers, Jr.	Senior Vice President,	May 10, 2002
____________________________	Financial Services; Chief	____________________
(Ralph A. Rogers, Jr.)	Accounting Officer

Exhibits Filed With Current Form 10-Q:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.