Form 10-Q
period 2002-06-30
AFLAC INC
filed 2002-08-13
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 5, 2002

Common Stock, $.10 Par Value	517,227,824 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001	1

Consolidated Statements of Earnings
Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001	3

Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001	5

Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001	7

Notes to the Consolidated Financial Statements	8

Review by Independent Auditors	17

Independent Auditors' Review Report	18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Part II. Other Information:

Item 1. Legal Proceedings	39

Item 6. Exhibits and Reports on Form 8-K	40

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	June 30,	December 31,
	2002	2001
	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost
$19,115 in 2002 and $18,048 in 2001)	$21,698	$20,400
Perpetual debentures (amortized cost
$2,767 in 2002 and $2,497 in 2001)	2,898	2,554
Equity securities (cost $237 in 2002
and $215 in 2001)	253	245
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $7,046 in
2002 and $5,262 in 2001)	6,986	5,417
Perpetual debentures (fair value $3,831
in 2002 and $3,267 in 2001)	3,728	3,306
Other investments	20	19
Cash and cash equivalents	761	852

Total investments and cash	36,344	32,793
Receivables, primarily premiums	376	347
Accrued investment income	429	381
Deferred policy acquisition costs	4,069	3,645
Property and equipment, at cost less
accumulated depreciation	489	455
Other	234	239

Total assets	$41,941	$37,860

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	June 30,	December 31,
	2002	2001
	(Unaudited)

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$28,511	$25,106
Unpaid policy claims	1,912	1,615
Unearned premiums	417	352
Other policyholders' funds	664	519

Total policy liabilities	31,504	27,592
Notes payable	1,284	1,207
Income taxes	2,229	2,091
Payable for security transactions	269	271
Payable for return of cash collateral
on loaned securities	-	494
Other	821	780

Total liabilities	36,107	32,435

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 647,461
shares in 2002 and 646,559 shares in 2001	65	65
Additional paid-in capital	354	338
Retained earnings	4,880	4,542
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	219	213
Unrealized gains on investment securities	2,084	1,878
Treasury stock, at average cost	(1,768)	(1,611)

Total shareholders' equity	5,834	5,425

Total liabilities and shareholders' equity	$41,941	$37,860

Shareholders' equity per share	$11.28	$10.40

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Premiums, principally supplemental health insurance	$2,097	$1,980	$4,095	$3,990
Net investment income	397	382	778	763
Realized investment gains (losses)	(3)	(4)	(10)	(5)
Other income (loss)	22	(10)	21	1

Total revenues	2,513	2,348	4,884	4,749

Benefits and expenses:
Benefits and claims	1,610	1,550	3,144	3,136
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	96	84	185	164
Insurance commissions	255	252	498	502
Insurance expenses	197	188	394	372
Interest expense	5	5	9	10
Other operating expenses	28	20	47	42

Total acquisition and operating expenses	581	549	1,133	1,090

Total benefits and expenses	2,191	2,099	4,277	4,226

Earnings before income taxes	322	249	607	523
Income taxes	110	96	212	191

Net earnings	$212	$153	$395	$332

Net earnings per share:
Basic	$.41	$.29	$.76	$.63
Diluted	.40	.28	.75	.61

Common shares used in computing earnings per share (In thousands)
Basic	518,077	525,786	518,771	526,976
Diluted	529,606	539,151	529,613	540,453

Cash dividends per share	$.06	$.05	$.11	$.093

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Six Months Ended June 30,

	2002	2001

Common stock:
Balance at beginning of period	$65	$32
Exercise of stock options	-	1
Two-for-one stock split	-	32

Balance at end of period	65	65

Additional paid-in capital:
Balance at beginning of period	338	336
Exercise of stock options, including income tax benefits	5	5
Gain on treasury stock reissued	11	11
Two-for-one stock split	-	(32)

Balance at end of period	354	320

Retained earnings:
Balance at beginning of period	4,542	3,956
Net earnings	395	332
Dividends to shareholders ($.11 per share in 2002
and $.093 in 2001)	(57)	(49)

Balance at end of period	4,880	4,239

Accumulated other comprehensive income:
Balance at beginning of period	2,091	1,668
Change in unrealized foreign currency translation gains
during period, net of income taxes	6	17
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	206	606

Balance at end of period	2,303	2,291

Treasury stock:
Balance at beginning of period	(1,611)	(1,298)
Purchases of treasury stock	(175)	(205)
Cost of shares issued	18	24

Balance at end of period	(1,768)	(1,479)

Total shareholders' equity	$5,834	$5,436

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$395	$332
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Change in receivables and advance premiums	46	(10)
Increase in deferred policy acquisition costs	(160)	(150)
Increase in policy liabilities	1,152	1,200
Deferred income taxes	26	37
Change in income taxes payable	(5)	(39)
Realized investment losses	10	5
Change in fair value of interest component of
cross-currency swaps	(9)	19
Other, net	(4)	25

Net cash provided by operating activities	1,451	1,419

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	919	927
Fixed maturities matured	638	249
Equity securities and other	47	67
Other investments, net	(1)	48
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,375)	(1,211)
Perpetual debentures	-	(500)
Equity securities	(64)	(79)
Securities held to maturity:
Fixed maturities	(934)	(1,079)
Perpetual debentures	(131)	(42)
Cash collateral received (returned) on loaned securities	(502)	233
Additions to property and equipment, net	(12)	(64)
Other, net	(3)	(7)

Net cash used by investing activities	$(1,418)	$(1,458)

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from financing activities:
Proceeds from borrowings	$-	$333
Principal payments under debt obligations	(6)	(6)
Change in annuity deposit funds, net	43	106
Dividends paid to shareholders	(54)	(46)
Purchases of treasury stock	(175)	(205)
Treasury stock reissued	15	24
Other, net	4	5

Net cash provided (used) by financing activities	(173)	211

Effect of exchange rate changes on cash and cash equivalents	49	(45)

Net change in cash and cash equivalents	(91)	127

Cash and cash equivalents, beginning of period	852	609

Cash and cash equivalents, end of period	$761	$736

Supplemental disclosures of cash flow information:
Interest paid	$9	$11
Income taxes paid	190	186
Impairment losses included in realized investment losses	45	42
Noncash financing activities:
Capitalized lease obligations	4	12
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	3	3
Associate stock bonus	12	9

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net earnings	$212	$153	$395	$332

Other comprehensive income, before income taxes:
Change in unrealized foreign currency translation
gains (losses) during the period	(88)	15	(79)	77
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during the period	577	159	350	854
Reclassification adjustment for realized (gains)
losses included in net earnings	3	4	10	5
Unrealized gains (losses) on interest rate swap contracts:
Unrealized holding gains (losses) arising
during the period	-	-	-	(1)
Reclassification adjustment for (gains) losses
included in net earnings	-	1	-	1

Total other comprehensive income,
before income taxes	492	179	281	936

Income tax expense related to items of
other comprehensive income	112	66	69	313

Other comprehensive income, net
of income taxes	380	113	212	623

Total comprehensive income	$592	$266	$607	$955

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments necessary to fairly present the consolidated balance sheet as of June 30, 2002, and the consolidated statements of earnings and comprehensive income for the three and six month periods ended June 30, 2002 and 2001, and consolidated statements of shareholders' equity and cash flows for the six months ended June 30, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, liabilities for future policy benefits and unpaid policy claims and deferred policy acquisition costs. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality and morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

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

     We adopted SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The cumulative transition effect recorded on January 1, 2001, for this new accounting standard was a gain of approximately $293,000. For the three-month period, the effect of recording the fair value of the interest rate component of the cross-currency swaps increased net earnings by $13 million in 2002 and decreased net earnings by $21 million in 2001. For the six-month period, the effect of recording the fair value of the interest rate component of the cross-currency swaps increased net earnings by $9 million in 2002 and decreased net earnings by $19 million in 2001. See Note 5 for additional information on our derivative and nonderivative financial instruments.

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

     Information regarding components of operations follows:

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
AFLAC Japan:
Earned premiums	$1,553	$1,528	$3,027	$3,099
Net investment income	314	304	614	609
Other income	2	1	-	1

Total AFLAC Japan	1,869	1,833	3,641	3,709

AFLAC U.S.:
Earned premiums	544	451	1,068	890
Net investment income	81	75	161	148
Other income	2	3	4	4

Total AFLAC U.S.	627	529	1,233	1,042

Other business segments	17	9	23	17

Total business segment revenues	2,513	2,371	4,897	4,768
Realized investment gains (losses)	(3)	(4)	(10)	(5)
Corporate*	22	(12)	30	(2)
Intercompany eliminations	(19)	(7)	(33)	(12)

Total revenues	$2,513	$2,348	$4,884	$4,749

Earnings before income taxes:
AFLAC Japan	$234	$201	$455	$405
AFLAC U.S.	98	85	190	167
Other business segments	1	(1)	-	(1)

Total business segment earnings	333	285	645	571
Realized investment gains (losses)	(3)	(4)	(10)	(5)
Interest expense, noninsurance operations	(4)	(4)	(8)	(8)
Corporate*	(4)	(28)	(20)	(35)

Total earnings before income taxes	$322	$249	$607	$523

*Includes for the three-month period, investment income of $1 in 2002, compared with $3 in 2001 and $2 for the six-month period in 2002, compared with $7 in 2001. Also, includes for the three-month period, a gain of $13 in 2002 compared with a loss of $21 in 2001 related to changes in fair value of the interest rate component of the cross-currency swaps, and for the six-month period, a gain of $9 in 2002 and a loss of $19 in 2001.

     Assets were as follows:

	June 30,	December 31,
(In millions)	2002	2001

Assets:
AFLAC Japan	$35,471	$31,729
AFLAC U.S.	6,239	5,729
Other business segments	44	43

Total business segment assets	41,754	37,501
Corporate	7,334	6,830
Intercompany eliminations	(7,147)	(6,471)

Total assets	$41,941	$37,860

4.  INVESTMENTS

Realized Investment Gains and Losses

     For the quarter ended June 30, 2002, we realized pretax investment losses of $3 million, primarily attributable to impairment losses on various equity securities. In March 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. Also in March 2002, we recorded a pretax impairment loss of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. We also realized pretax investment gains of $37 million from the sale of various debt securities during the first quarter in an effort to increase investment income. The preceding investment activity and other investment transactions in the normal course of business resulted in pretax investment losses of $10 million for the six months ended June 30, 2002.

     For the quarter ended June 30, 2001, we realized pretax investment losses of $4 million resulting from investment transactions in the normal course of business. In March 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer when it experienced a credit rating downgrade. We executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income resulting in realized pretax gains of $21 million. Also in the first quarter, we realized a pretax gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers. The preceding investment activity and other investment transactions in the normal course of business resulted in pretax investment losses of $5 million for the six months ended June 30, 2001.

Unrealized Investment Gains and Losses

     The unrealized gains and losses on debt securities, less amounts applicable to deferred income taxes, are reported in accumulated other comprehensive income. The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2002	2001

Unrealized gains on securities available for sale	$2,730	$2,439
Unamortized unrealized gains on securities transferred
to held to maturity	683	614
Deferred income taxes	(1,329)	(1,175)

Shareholders' equity, net unrealized gains on investment securities	$2,084	$1,878

     For the Japanese reporting fiscal year ended March 31, 2002, new Japanese accounting principles and regulations, which impact investment classifications and solvency margin ratios on a Japanese accounting basis as prescribed by the Financial Services Agency, were effective. As a result of these new requirements, we re-evaluated AFLAC Japan's investment portfolio and our intent related to the holding period of certain investment securities. In order to minimize future fluctuations in our Japanese solvency margin ratio, we reclassified debt securities with amortized cost of $1.8 billion from the held-to-maturity category to the available-for-sale category as of March 31, 2001. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized unrealized gain of $327 million related to these securities. This gain represented the remaining unamortized portion of a $1.1 billion unrealized gain that was established in 1998 when we reclassified $6.4 billion of debt securities from the available-for-sale category to the held-to-maturity category.

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

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2002, we had no security loans outstanding. At December 31, 2001, we had security loans outstanding in the amount of $480 million at fair value, and we held cash in the amount of $494 million as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

5.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. We currently use two types of derivatives: cross-currency swaps and interest rate swaps.

     As of June 30, 2002, and December 31, 2001, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 6). The components of the fair value of the cross-currency swaps as reflected as an asset or (liability) in the financial statements were as follows:

	June 30,	December 31,
(In millions)	2002	2001

Interest rate component	$10	$1
Foreign currency component	(15)	27
Accrued interest component	5	5

Total fair value of cross-currency swaps	$-	$33

     We have designated the foreign currency component of the cross-currency swaps as a hedge of our investment in AFLAC Japan. The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2002	2001

Balance, beginning of period	$27	$(34)
Increase (decrease) in fair value of cross-currency swaps	(33)	20
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(9)	19

Balance, end of period	$(15)	$5

     At June 30, 2002, we had outstanding interest rate swaps on 3.9 billion yen ($32 million) of our variable-interest-rate yen-denominated bank borrowings (Note 6). The fair values of the interest rate swaps, included in other liabilities, and changes in the swaps' fair values were immaterial as of and for the quarter ended June 30, 2002. In July 2002, we paid in full the yen-denominated debt associated with these swaps and settled the swap contracts. The impact on net earnings as a result of these transactions was immaterial.

6.  NOTES PAYABLE

     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2002	2001

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount
30 billion yen)	251	227
.87% notes due June 2006 (principal amount 40 billion yen)	335	303
Unsecured, yen-denominated notes payable to banks:
Revolving credit agreement, due November 2002
(principal amount 25.8 billion yen):
1.24% fixed interest rate	32	29
Variable interest rate (.29% at June 30, 2002)	184	166
Obligations under capitalized leases, payable monthly through
2007, secured by computer equipment in Japan	33	33

Total notes payable	$1,284	$1,207

     In July 2002, we issued in Japan 30 billion yen ($251 million using the June 30, 2002 exchange rate) of .96% Samurai notes due July 2007. Proceeds from the Samurai notes were used to pay in full (25.8 billion yen, or $216 million at the June 30, 2002 exchange rate) the unsecured revolving credit agreement, with the remaining proceeds being held for general corporate purposes.

     We have designated our yen-denominated notes payable as hedges of the foreign currency exposure of our net investment in AFLAC Japan.

     We were in compliance with all of the covenants of the credit agreements at June 30, 2002. No events of default or defaults occurred during the six months ended June 30, 2002.

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:

(In thousands of shares)	2002	2001

Common stock - issued:
Balance, beginning of period	646,559	644,813
Exercise of stock options	902	1,059

Balance, end of period	647,461	645,872

Treasury stock:
Balance, beginning of period	124,944	115,603
Purchases of treasury stock:
Open market	6,576	6,675
Other	(1)	165
Shares issued to AFL Stock Plan	(929)	(944)
Exercise of stock options	(498)	(1,048)

Balance, end of period	130,092	120,451

Shares outstanding, end of period	517,369	525,421

     In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of June 30, 2002, we had approximately 23 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the six months ended June 30, 2002, approximately 1,278,000 weighted average shares for outstanding stock options, compared with 543,700 shares in 2001, were not included in the calculation of weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 572,100 shares for the three months ended June 30, 2002 and 539,200 shares for the same period in 2001).

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

REVIEW BY INDEPENDENT AUDITORS

     The June 30, 2002, and 2001, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 18.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 2002, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2002, and 2001, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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
July 23, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2001 to June 30, 2002. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2001.

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

Critical Accounting Policies

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are more fully discussed in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001. The policies discussed below are critical to an understanding of AFLAC's results of operations and financial condition. The application of these "critical accounting policies" involves the use of various estimates and assumptions developed from management's analysis and judgments. The application of these critical accounting policies determines the values at which 95% of our assets and 87% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could result in significantly different results.

     Our investments in debt securities include both publicly traded and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security's credit quality and liquidity characteristics. We also periodically review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of potentially impaired investments, the determination of fair value, and the assessment of whether a decline is other than temporary involve significant management judgment.

     Deferred policy acquisition costs and policy liabilities reflect our expectations about the future experience of our in-force business and are sensitive to assumptions about mortality, morbidity, interest rates, and commission and other acquisition costs. Significant changes in any of the estimations or assumptions used by management in establishing the carrying value of these items can produce changes that could increase or decrease future reported operating results.

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

Summary of Operating Results by Business Segment
(In millions, except for share and per-share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,

	Percentage			Percentage
	Change	2002	2001	Change	2002	2001

Operating earnings:
AFLAC Japan	16.3%	$234	$201	12.3%	$455	$405
AFLAC U.S.	14.8	98	85	14.2	190	167
Other business segments		1	(1)		-	(1)

Total business segments	16.8	333	285	13.0	645	571
Interest expense,
noninsurance operations		(4)	(4)		(8)	(8)
Corporate and eliminations		(18)	(7)		(29)	(16)

Pretax operating earnings	13.7	311	274	11.3	608	547
Income taxes	13.4	109	97	11.3	214	193

Operating earnings	13.9	202	177	11.3	394	354
Nonoperating items:
Realized investment gains
(losses), net of tax		(3)	(3)		(8)	(4)
Change in fair value of the
interest rate component of cross-
currency swaps, net of tax		13	(21)		9	(18)

Net earnings	38.5%	$212	$153	19.2%	$395	$332

Operating earnings per basic share	14.7%	$.39	$.34	13.4%	$.76	$.67
Operating earnings per diluted share	15.2	.38	.33	12.1	.74	.66

Net earnings per basic share	41.4%	$.41	$.29	20.6%	$.76	$.63
Net earnings per diluted share	42.9	.40	.28	23.0	.75	.61

Average number of shares
outstanding - basic (in thousands)	(1.5)%	518,077	525,786	(1.6)%	518,771	526,976
Average number of shares
outstanding - diluted (in thousands)	(1.8)	529,606	539,151	(2.0)	529,613	540,453

     The table below identifies certain items that are excluded from operating earnings that are included in net earnings reported in accordance with GAAP. We believe that this comparative presentation facilitates analysis of AFLAC's operating results by separately identifying operating and nonoperating items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Operating earnings per diluted share	$.38	$.33	$.74	$.66
Nonoperating items:
Realized investment gains (losses), net of tax	(.01)	(.01)	(.01)	(.02)
Change in fair value of the interest rate component
of the cross-currency swaps, net of tax	.03	(.04)	.02	(.03)

Net earnings per diluted share	$.40	$.28	$.75	$.61

     For the three months ended June 30, 2002, we recognized an after-tax gain of $13 million ($.03 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable. We recognized an after-tax loss of $21 million ($.04 per diluted share) for the same period in 2001. For the six months ended June 30, 2002, we recognized an after-tax gain of $9 million ($.02 per diluted share), compared with an after-tax loss of $18 million ($.03 per diluted share) for the same period in 2001, related to the change in fair value of the interest rate component of the cross-currency swaps.

     For the quarter ended June 30, 2002, we recognized after-tax investment losses of $3 million ($.01 per diluted share), primarily attributable to impairment losses on various equity securities. During the six months ended June 30, 2002, we recognized after-tax investment losses of $8 million ($.01 per diluted share), which included impairment losses on various debt and equity securities as well as gains from the sale of various debt securities and other investment transactions in the normal course of business. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

     For the quarter ended June 30, 2001, we recognized after-tax investment losses of $3 million ($.01 per diluted share) from investment transactions in the normal course of business. For the six-month period ended June 30, 2001, we recognized after-tax investment losses of $4 million ($.02 per diluted share), which included a debt security impairment loss, gains related to portfolio repositioning activities, and other investment transactions in the normal course of business. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

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

     The yen strengthened in relation to the dollar during the second quarter of 2002, which followed a significant weakening of the yen during 2001 and the first quarter of 2002. For the second quarter of 2002, the average yen/dollar exchange rate was 127.06, compared with 122.71 in 2001. For the six months ended June 30, 2002, the average yen/dollar exchange rate was 129.77, compared with 120.43 in 2001. The following table illustrates the effect of foreign currency translation by comparing our reported operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

Foreign Currency Translation Effect on Operating Results
Percentage Changes Over Previous Year
(For the periods ended June 30)

	Three Months		Six Months
	Operating Results		Operating Results

	2002	2001	2002	2001

Including foreign currency changes:
Premium income	5.9%	(3.4)%	2.6%	(1.9)%
Net investment income	4.0	(.9)	1.9	.3
Operating revenues	5.5	(3.0)	2.4	(1.5)
Total benefits and expenses	4.4	(4.5)	1.2	(2.9)
Operating earnings	13.9	10.2	11.3	10.8
Operating earnings per diluted share	15.2	10.0	12.1	11.9

Excluding foreign currency changes:*
Premium income	8.6%	7.8%	8.4%	7.7%
Net investment income	5.9	7.5	6.2	7.4
Operating revenues	8.0	7.7	7.9	7.7
Total benefits and expenses	7.0	6.7	7.0	6.7
Operating earnings	15.5	16.8	15.0	16.4
Operating earnings per diluted share	18.2	16.7	16.7	16.9

*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Operating earnings per share increased 15.2% to $.38 for the three months ended June 30, 2002, compared with the same period in 2001 and increased 12.1% to $.74 for the six months ended June 30, 2002, compared with the same period in 2001. The weaker average yen/dollar exchange rate in 2002 decreased operating earnings by approximately $.01 per share for the three months ended June 30, and $.03 per share for the six months ended June 30. Operating earnings per share, excluding the effect of foreign currency translation, increased 18.2%, to $.39 for the current quarter and 16.7% to $.77 for the six months ended June 30, 2002, compared with the same periods in 2001.

     Our primary financial objective is the growth of operating earnings per share, excluding the effect of foreign currency fluctuations. Our objective for 2002 and 2003 is to increase diluted operating earnings per share by 15% to 17% excluding the impact of currency translation. For 2004, our objective is to increase diluted operating earnings per share by 15% excluding the impact of currency translation.

     Our specific objective for 2002 is to achieve operating earnings per diluted share of at least $1.54, excluding the impact of currency translation. If we achieve our objective, the following table shows the likely results for 2002 operating earnings per share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2002 Annual Operating EPS Scenarios

Annual	Annual		Yen Impact
Average Yen	Operating	% Growth	on Diluted
Exchange Rate	Diluted EPS	Over 2001	Operating EPS

115.00	$ 1.59	18.7%	$ .05
120.00	1.55	15.7	.01
121.54 *	1.54	14.9	-
125.00	1.52	13.4	(.02)
130.00	1.49	11.2	(.05)
135.00	1.47	9.7	(.07)
140.00	1.44	7.5	(.10)

*Actual 2001 average exchange rate

Share Repurchase Program

     During the second quarter, we acquired approximately 1 million shares of our stock. In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of June 30, 2002, we had approximately 23 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions. The difference between the percentage changes in operating earnings and operating earnings per share primarily reflects the impact of the share repurchase program and treasury stock reissued.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.2% for both the six months ended June 30, 2002 and 2001.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of profits among all foreign life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranked 12th in terms of assets, according to Financial Services Agency (FSA) data as of March 31, 2002.

Japanese Economy

     The economic outlook for Japan was mixed during the first six months of 2002 as the second quarter began to show signs that the negative outlook was softening and that the economy as a whole was stabilizing. In its July 2002 Monthly Report, The Bank of Japan continued to report negative economic indicators such as weak private consumption, severe unemployment and declining household income positions but countered these with growth in net exports, improvements in business sentiment and an apparent increase in corporate profits. However, consumer spending is expected to remain sluggish as Japanese businesses maintain their stance on reducing personnel expenses. As a result, the problems created by excessive employment and debt continue, hindering the momentum necessary for a self-sustaining recovery. As we have indicated in years past, Japan's weak economy has created a challenging environment for AFLAC Japan. The time required for a full economic recovery remains uncertain.

AFLAC Japan Pretax Operating Earnings

     The following table presents a summary of AFLAC Japan's operating results.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2002	2001	2002	2001

Premium income	$1,553	$1,528	$3,027	$3,099
Investment income	314	304	614	609
Other income	2	1	-	1

Total revenues	1,869	1,833	3,641	3,709

Benefits and claims	1,274	1,272	2,488	2,586
Operating expenses	361	360	698	718

Total benefits and expenses	1,635	1,632	3,186	3,304

Pretax operating earnings	$234	$201	$455	$405

Average yen/dollar exchange rates	127.06	122.71	129.77	120.43

Percentage changes, in dollars:
Premium income	1.7%	(8.7)%	(2.3)%	(6.6)%
Investment income	3.4	(3.4)	.9	(1.9)
Total revenues	2.0	(8.0)	(1.8)	(6.0)
Pretax operating earnings	16.3	5.3	12.3	6.7

Percentage changes, in yen:
Premium income	5.1%	5.1%	5.2%	5.2%
Investment income	7.0	11.1	8.7	10.5
Total revenues	5.4	5.9	5.7	5.9
Pretax operating earnings	20.4	21.0	21.0	20.2

Ratios to total revenues, in dollars:
Benefits and claims	68.2%	69.4%	68.3%	69.7%
Operating expenses	19.3	19.6	19.2	19.4
Pretax operating earnings	12.5	11.0	12.5	10.9

     In the second quarter of 2002, the 3.4% weakening of the average yen/dollar exchange rate inflated AFLAC Japan's comparative rates of growth in yen terms due to its holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated fixed-maturity securities with dollar coupon payments). Dollar-denominated investment income accounts for approximately 30% of AFLAC Japan's investment income. Therefore, translating AFLAC Japan's dollar-denominated investment income into yen magnifies the increases in total revenues, net investment income and pretax operating earnings.

     The following table illustrates the impact on AFLAC Japan's yen operating results of translating its dollar-denominated investments and related items by comparing certain yen operating results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Year
Yen Operating Results
(For the periods ended June 30)

	Three Months		Six Months
	Operating Results		Operating Results

	2002	2001	2002	2001

Including foreign currency changes:
Net investment income	7.0%	11.1%	8.7%	10.5%
Total revenues	5.4	5.9	5.7	5.9
Pretax operating earnings	20.4	21.0	21.0	20.2

Excluding foreign currency changes:*
Net investment income	5.9%	6.8%	6.3%	6.9%
Total revenues	5.3	5.2	5.3	5.4
Pretax operating earnings	18.9	14.7	17.8	14.8

*Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Changes in AFLAC Japan's pretax operating earnings and profit margins are affected by investment yields, morbidity/mortality, persistency and expense levels. The aggregate benefit ratio has declined primarily due to the mix of business shifting to newer products and riders, which have lower benefit ratios than previously issued products and riders. The aggregate benefit ratio has also improved as a result of favorable morbidity experience. We expect the aggregate benefit ratio to continue to decline in future years, along with the shift to newer products and riders. Our persistency has declined only slightly over the last three years. We also expect that the operating expense ratio will be relatively stable in the future. Despite the negative effect of low investment returns compared with required interest, the profit margin improved in 2002 due to the declining benefit ratio.

AFLAC Japan Sales

     AFLAC Japan produced better-than-expected new annualized premium sales of 29.6 billion yen, which were 15.9% higher than new annualized premium sales of 25.6 billion yen in the second quarter of 2001. New annualized premium sales as reported in dollars increased 12.2% to $234 million, compared with $208 million in the second quarter of 2001. New annualized premium sales grew 10.5% in yen terms to 53.7 billion yen or $416 million for the six months ended June 30, 2002, compared with 48.7 billion yen or $403 million in 2001. Second quarter sales were better than expected due to improvements in Rider MAX production and strong results for Ever, our new stand-alone indemnity medical policy.

     Sales of Rider MAX, the medical/sickness rider to our cancer life coverage, posted an 87.2% increase over the second quarter of 2001 and represented approximately 34% of total sales in the second quarter of 2002, compared with 21% a year ago. Rider MAX sales benefited from conversions to the newly introduced whole-life version of our Rider MAX product. For policy conversions, we report only the incremental annualized premium amount over the original term policy in new annualized premium sales. In the second quarter of 2002, conversions accounted for 45% of Rider MAX sales. We expect that these conversions will have a smaller effect on new annualized premium sales in future periods.

     Sales of Ever, our newest product, represented 19% of second quarter sales, up from 6% in the first quarter. Introduced in the first quarter of 2002, Ever was developed to address consumer interest in whole-life medical insurance as a result of anticipated health care legislation reform that is expected to increase out-of-pocket costs for consumers in April 2003. We believe that Ever will continue to be a popular product and a solid contributor to sales.

     Cancer life sales accounted for 30% of total sales, compared with 43% of total sales for the quarter ended June 30, 2001. Dai-ichi Life sales of our cancer life policies in the three-month period ended June 30, 2002, accounted for approximately 10% of new annualized premium sales, compared with 11% for the year ago period. Ordinary life and annuities accounted for 13% of sales during the quarter, compared with 18% in the second quarter of 2001.

     We believe that our better-than-expected sales growth is a result of our new product initiatives as well as the management and organizational changes that we have made over the past year. Based on our sales results for the first half of 2002, we expect full-year sales for AFLAC Japan to rise 10% in yen terms.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields available on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. In 2002, the weaker yen increased dollar-denominated investment income as reported in yen.

     Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities declined slightly in the second quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 2.02% during the second quarter, compared with 2.10% in the first quarter of 2002. However, we were able to achieve a return on average invested assets, net of investment expenses, of 4.67% for the quarter ended June 30, 2002, compared with 4.85% a year ago by continuing to focus on selected sectors of the fixed-maturity market. For the six months ended June 30, 2002, the return on average invested assets was 4.70%, compared with 4.82% in 2001.

     We purchased yen-denominated securities at an average yield of 3.82% in the second quarter, compared with 3.61% in the second quarter of 2001. Including dollar-denominated investments, our blended new money yield was 4.11% for the quarter, compared with 3.94% for the quarter ended June 30, 2001. At June 30, 2002, the yield on AFLAC Japan's fixed-maturity portfolio was 4.80%, compared with 4.95% at June 30, 2001.

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

INSURANCE OPERATIONS, AFLAC U.S.

AFLAC U.S. Pretax Operating Earnings

     The following table presents a summary of AFLAC U.S. operating results.

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2002	2001	2002	2001

Premium income	$544	$451	$1,068	$890
Investment income	81	75	161	148
Other income	2	3	4	4

Total revenues	627	529	1,233	1,042

Benefits and claims	336	277	656	548
Operating expenses	193	167	387	327

Total benefits and expenses	529	444	1,043	875

Pretax operating earnings	$98	$85	$190	$167

Percentage changes:
Premium income	20.5%	19.5%	20.0%	18.4%
Investment income	8.6	10.4	8.9	9.8
Total revenues	18.6	18.4	18.3	17.3
Pretax operating earnings	14.8	19.6	14.2	18.2

Ratios to total revenues:
Benefits and claims	53.5%	52.3%	53.2%	52.6%
Operating expenses	30.9	31.6	31.4	31.4
Pretax operating earnings	15.6	16.1	15.4	16.0

     Changes in AFLAC U.S. pretax operating earnings and profit margins are affected by investment yields, morbidity/mortality, persistency and expense levels. In recent years, the aggregate benefit ratio has been relatively constant as our claims experience has remained fairly consistent. Additionally, our policy persistency by product has remained stable and the excess of investment yields over required interest on policy reserves has not changed materially during the past few years. For the year 2002, we expect the operating expense ratio to be approximately the same as the 31.5% ratio achieved in 2001. We expect the pretax operating profit margin for the year 2002 to remain approximately the same as 2001.

AFLAC U.S. Sales

     New annualized premium sales rose 18.6% in the second quarter to $254 million, compared with $214 million for the three months ended June 30, 2001. For the six-month period ended June 30, 2002, new annualized premium sales grew 17.5% to $490 million, compared with $417 million in the first half of 2001. Sales growth was led by strong increases in both our hospital indemnity product group and fixed-benefit dental product.

     Accident/disability insurance was again the primary contributor to sales for the quarter, accounting for 51% of total sales for the second quarter of 2002, compared with 53% of total sales for the year ago period. The hospital indemnity product group represented 10% of sales for the second quarter, compared with 6% in 2001. The success of our newly introduced personal sickness indemnity policy contributed to the significant growth of this product group. Second quarter sales of our fixed-benefit dental product were up 21% over 2001, accounting for 7% of total sales for the second quarter of both 2002 and 2001. Cancer expense insurance also produced solid results, accounting for 20% of total sales for the three months ended June 30, 2002, and 22% of total sales for the same period in 2001.

     Our advertising program has greatly benefited our name and product awareness as well as the growth of our distribution system. During the second quarter, the average number of associates producing business on a monthly basis increased 20.4%, compared with the three months ended June 30, 2001, to 15,400 agents.

AFLAC U.S. Investments

     The overall return on average invested assets, net of investment expenses, was 7.49% for the second quarter of 2002, compared with 7.65% in 2001. For the six months ended June 30, 2002, the return on average invested assets was 7.58%, compared with 7.68% in 2001. For the quarter ended June 30, 2002, available cash flow was invested at an average yield of 7.53%, compared with 8.21% in 2001. The yield on AFLAC's U.S. portfolio was 7.98% at June 30, 2002, compared with a yield of 8.06% at June 30, 2001.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard (SFAS) No. 133 effective January 1, 2001. For the quarter ended June 30, 2002, we recognized a $13 million gain in earnings, compared with a $21 million loss for the same period in 2001, related to the change in the fair value of the interest rate component of our cross-currency swaps. For the six months ended June 30, 2002, we recognized a $9 million gain in earnings, compared with an $18 million loss for the same period in 2001. The adoption of this accounting standard introduced volatility into reported net earnings and other comprehensive income, which may continue depending on market conditions and our hedging activities. However, the changes required by SFAS No. 133 affect only the timing of noncash gains and losses. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

     Since December 31, 2001, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2002, was 119.45 yen to one U.S. dollar, or 10.5% stronger than the December 31, 2001 exchange rate of 131.95. The stronger yen increased reported investments and cash by $2.8 billion, total assets by $3.1 billion, and total liabilities by $3.0 billion, compared with the amounts that would have been reported for 2002 if the exchange rate had remained unchanged from year-end 2001.

Investments and Cash

     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders' equity. We seek to meet this objective through a mix of investments that reflect the characteristics of the liabilities they support and diversification of investments by interest rate, currency, liquidity, credit and equity price risk. We regularly evaluate the duration and cash flow attributes of our liabilities and make necessary adjustments in our investment portfolios.

     For the six-month period, the increase in investments and cash reflects the effect of a stronger yen/dollar exchange rate, general market conditions for debt securities and the substantial cash flows in the functional currencies of our operations, partially offset by the reduction in cash collateral from loaned securities at December 31, 2001. See the Capital Resources and Liquidity section for additional information. Net unrealized gains of $2.9 billion on investment securities at June 30, 2002, consisted of $3.6 billion in gross unrealized gains and $754 million in gross unrealized losses. Net unrealized gains of $2.2 billion on investment securities at December 31, 2001, consisted of $3.1 billion in gross unrealized gains and $869 million in gross unrealized losses.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	June 30,	December 31,	June 30,		December 31,
(In millions)	2002	2001	2002		2001

Securities available for sale, at
fair value:
Fixed maturities	$17,532	$16,342	$4,166	*	$4,058 *
Perpetual debentures	2,740	2,399	158		155
Equity securities	128	103	125		142

Total available for sale	20,400	18,844	4,449		4,355

Securities held to maturity, at
amortized cost:
Fixed maturities	6,986	5,417	-		-
Perpetual debentures	3,728	3,306	-		-

Total held to maturity	10,714	8,723	-		-

Total investment securities	$31,114	$27,567	$4,449		$4,355

*Includes securities held by the parent company of $104 in 2002 and $243 in 2001

     Privately issued securities, at amortized cost, accounted for $19.3 billion, or 59.2%, of our total debt securities as of June 30, 2002, compared with $16.7 billion, or 57.1%, at December 31, 2001. Of the total privately issued securities, reverse-dual currency debt securities accounted for $4.6 billion, or 24.1%, of total privately issued securities as of June 30, 2002, compared with $4.2 billion, or 25.2%, at December 31, 2001. AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. At the same time, we have adhered to prudent standards for credit quality. Most of AFLAC's privately issued securities are issued under medium-term note programs and have standard covenants commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

	June 30,	December 31,
	2002	2001

AAA	2.1%	2.4%
AA	37.3	39.9
A	37.4	36.2
BBB	22.1	20.3
BB	1.1	1.2

	100.0%	100.0%

     Mortgage loans on real estate and other long-term investments remained immaterial at both June 30, 2002 and December 31, 2001. Cash, cash equivalents and short-term investments totaled $761 million, or 2.1% of total investments and cash as of June 30, 2002, compared with $853 million, or 2.6% at December 31, 2001.

Policy Liabilities

     Policy liabilities totaled $31.5 billion at June 30, 2002, an increase of $3.9 billion, or 14.2%, during the first six months of 2002. AFLAC Japan's policy liabilities were $28.4 billion (3.4 trillion yen) at June 30, 2002, an increase of $3.7 billion, or 15.1% (4.2% increase in yen). At June 30, 2002, policy liabilities of AFLAC U.S. were $3.1 billion, an increase of $190 million, or 6.6%. The stronger yen at June 30, 2002, compared with December 31, 2001, increased reported policy liabilities by $2.7 billion. Increases from new business and the aging of policies in force also contributed to the increase in policy liabilities.

Notes Payable

     At June 30, 2002, notes payable totaled $1.3 billion ($1.2 billion at December 31, 2001). See Note 6 of the Notes to the Consolidated Financial Statements for information on notes payable at June 30, 2002. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 25.5% as of June 30, 2002, compared with 25.4% as of December 31, 2001. In July 2002, we paid in full the yen-denominated notes payable (25.8 billion yen) and issued 30 billion yen of yen-denominated Samurai notes. These transactions, if in place at June 30, 2002, would have increased our debt to capitalization ratio to 26.0%.

     As of June 30, 2002, we had no material purchase obligations that are not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have a policyholder protection system that provides funds for the policyholders of insolvent insurers. We recognize our obligations to these funds as legislation is enacted in Japan and as assessments are determined by regulators in the United States. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2001.

Capital Resources and Liquidity

     The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

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

     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. We may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. The NAIC's risk-based capital formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The formula evaluates insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer's operations. AFLAC's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the risk-based capital formula as well as various initiatives covering insurance products, investments, and other actuarial and accounting matters. We expect that we will continue to maintain an acceptable risk-based capital ratio and capital and surplus position in future periods.

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. During the first six months of 2002, AFLAC Japan paid approximately $14 million to AFLAC Incorporated for management fees (approximately $10 million for the same period in 2001). In the first six months of 2002, expenses allocated to AFLAC Japan were $11 million, compared with $13 million in 2001. During the first six months of 2002, AFLAC Japan also remitted profits of approximately $160 million (19.5 billion yen) to AFLAC U.S., compared with $81 million (10.0 billion yen) in the first half of 2001. On July 17, 2002, AFLAC Japan remitted an additional 25.8 billion yen (approximately $223 million at that date) to AFLAC U.S. In July 2001, AFLAC Japan also remitted an additional 12.9 billion yen (approximately $103 million at that date). For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

     For the Japanese reporting fiscal year ended March 31, 2002, AFLAC Japan was required to adopt a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes. Under the new accounting standard insurance companies operating in Japan are required to record debt securities in four categories: at fair value in an available-for-sale category, at amortized cost in a held-to-maturity category, at amortized cost in a special category for policy-reserve-matching bonds, or at fair value in a trading category. We have classified AFLAC Japan's debt securities as either available-for-sale or held-to-maturity.

     Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale are reported in FSA capital and surplus and reflected in the solvency margin ratio. This new accounting standard may result in significant fluctuations in FSA equity, AFLAC Japan's solvency margin ratio and amounts available for annual profit repatriation.

     AFLAC Incorporated's insurance operations continue to provide the primary sources of its liquidity through dividends and management fees. We occasionally access debt and equity capital markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. Both the sources and uses of cash are reasonably predictable.

     AFLAC Incorporated recorded dividends from AFLAC in the amount of $266 million in the first half of 2002 and $25 million in the first half of 2001. AFLAC Incorporated received $333 million (40 billion yen) in June 2001 from the issuance of Samurai notes in Japan. On July 10, 2002, we issued 30 billion yen of yen-denominated Samurai notes in Japan (approximately $254 million at that date). We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

Consolidated Cash Flows

     In the first half of 2002, consolidated cash flow from operations increased 2.2% to $1.5 billion, compared with $1.4 billion for the same period in 2001. AFLAC Japan contributed 82% of the consolidated net cash flow from operations for the six months ended June 30, 2002, compared with 80% for the same period in 2001. For the six months ended June 30, 2002, net cash flow from operations for AFLAC Japan increased 4.5% (13.7% increase in yen) to $1.2 billion, compared with $1.1 billion in 2001. The increase in AFLAC Japan cash flows is primarily attributable to the growth of our business, partially offset by a weaker average yen/dollar exchange rate. The weaker yen decreased AFLAC Japan's reported cash flows by $92 million for the six months ended June 30, 2002 and $144 million for the same period in 2001. Net cash flow from operations other than Japan decreased 6.7% in the six-month period ended June 30, 2002, to $263 million, compared with $282 million for the six months ended June 30, 2001. The decrease in cash flows is primarily attributable to the receipt of cash deposits securing our cross-currency swaps in 2001.

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities decreased 2.8% to $1.4 billion in the second quarter of 2002, compared with $1.5 billion for the same period in 2001. AFLAC Japan accounted for 96% of the consolidated net cash used by investing activities in the six months ended June 30, 2002, compared with 76% for the six months ended June 30, 2001.

     When market opportunities arise, we dispose of selected debt securities available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 4% of the average investment portfolio of debt securities available for sale during the six-month periods ended June 30, 2002 and 2001.

     Consolidated cash flow from financing activities in the first half of 2002 decreased $384 million from a $211 million cash inflow in the first half of 2001 to a $173 million cash outflow in 2002. Cash flows for 2001 were $333 million higher as a result of the June 2001 Samurai offering. Treasury stock purchases for the six months ended June 30, 2002, totaled $175 million, compared with $205 million for the same period in 2001. Dividend payments for the first half of 2002 increased as a result of the 18.3% increase in dividends per share from $.093 in 2001 to $.11 in 2002.

Credit Ratings

     On July 11, 2002, Moody's Investor Service upgraded AFLAC's financial strength rating from "Aa3" to "Aa2." No other credit rating changes occurred during the six months ended June 30, 2002.

Other

     In July 2002, the board of directors declared the third quarter cash dividend of $.06 per share. The dividend is payable September 3, 2002, to shareholders of record at the close of business on August 15, 2002.

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

     At June 30, 2002, we had $2.9 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.3 billion based on our portfolio as of June 30, 2002. The effect on yen-denominated debt securities is approximately $2.8 billion and the effect on dollar-denominated debt securities is approximately $504 million.

     At June 30, 2002, we also had yen-denominated bank borrowings in the amount of 21.9 billion yen ($184 million) with a blended variable interest rate of .29%. The effect on net earnings in the first six months of 2002 due to changes in market interest rates was immaterial. In July 2002, we paid in full the yen-denominated bank borrowings. For further information on our notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

Equity Price Risk

     Equity securities at June 30, 2002, totaled $253 million, or .7% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio was .94 at June 30, 2002. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.4%, or $24 million.

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

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
(June 30, 2002)

	104.45	119.45	*	134.45
(In millions)	Yen	Yen		Yen

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$17,770	$15,539		$13,805
Perpetual debentures	2,909	2,544		2,260
Equity securities	146	128		114
Securities held to maturity:
Fixed maturities	7,989	6,986		6,207
Perpetual debentures	4,264	3,728		3,312
Cash and cash equivalents	527	461		409
Other financial instruments	8	6		6

Subtotal	33,613	29,392		26,113

Liabilities:
Notes payable	954	835		742
Cross-currency swaps	532	465		413

Subtotal	1,486	1,300		1,155

Net yen-denominated financial instruments	32,127	28,092		24,958
Other yen-denominated assets	4,306	3,765		3,345
Other yen-denominated liabilities	(35,260)	(30,832)		(27,392)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$1,173	$1,025		$911

*Actual June 30, 2002 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per share, see Foreign Currency Translation beginning on page 21.

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

(b) Reports on Form 8-K:

During the three months ended June 30, 2002, one Current Report on Form 8-K, dated June 27, 2002, was filed to report our press release reporting the issuance of 30 billion yen of yen-denominated Samurai notes under a previously announced shelf registration filed with Japanese regulatory authorities.

     Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger, III	President, Treasurer and	August 12, 2002
____________________________	Chief Financial Officer	____________________
(Kriss Cloninger, III)

/s/ Ralph A. Rogers, Jr.	Senior Vice President,	August 12, 2002
____________________________	Financial Services; Chief	____________________
(Ralph A. Rogers, Jr.)	Accounting Officer

Exhibits Filed With Current Form 10-Q:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.