Form 10-Q
period 2002-09-30
AFLAC INC
filed 2002-11-12
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 8, 2002

Common Stock, $.10 Par Value	516,178,704 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001	1

Consolidated Statements of Earnings
Three Months Ended September 30, 2002 and 2001
Nine Months Ended September 30, 2002 and 2001	3

Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2002 and 2001	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001	5

Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2002 and 2001
Nine Months Ended September 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	8

Review by Independent Auditors	16

Independent Auditors' Review Report	17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	37

Part II. Other Information:

Item 1. Legal Proceedings	38

Item 6. Exhibits and Reports on Form 8-K	38

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost
$19,245 in 2002 and $18,048 in 2001)	$22,190	$20,400
Perpetual debentures (amortized cost
$2,704 in 2002 and $2,497 in 2001)	2,687	2,554
Equity securities (cost $260 in 2002
and $215 in 2001)	242	245
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $7,336 in
2002 and $5,262 in 2001)	7,212	5,417
Perpetual debentures (fair value $3,437
in 2002 and $3,267 in 2001)	3,626	3,306
Other investments	19	19
Cash and cash equivalents	1,291	852

Total investments and cash	37,267	32,793
Receivables, primarily premiums	401	341
Accrued investment income	363	381
Deferred policy acquisition costs	4,096	3,651
Property and equipment, at cost less
accumulated depreciation	469	455
Other	297	239

Total assets	$42,893	$37,860

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$28,378	$25,106
Unpaid policy claims	1,945	1,615
Unearned premiums	413	352
Other policyholders' funds	716	519

Total policy liabilities	31,452	27,592
Notes payable	1,295	1,207
Income taxes	2,346	2,091
Payable for security transactions	8	271
Payable for return of cash collateral
on loaned securities	831	494
Other	857	780
Commitments and contingent liabilities (Note 8)

Total liabilities	36,789	32,435

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 647,719
shares in 2002 and 646,559 shares in 2001	65	65
Additional paid-in capital	362	338
Retained earnings	5,089	4,542
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	226	213
Unrealized gains on investment securities	2,211	1,878
Treasury stock, at average cost	(1,849)	(1,611)

Total shareholders' equity	6,104	5,425

Total liabilities and shareholders' equity	$42,893	$37,860

Shareholders' equity per share	$11.85	$10.40

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Premiums, principally supplemental health insurance	$2,253	$2,034	$6,348	$6,023
Net investment income	418	392	1,195	1,156
Realized investment gains (losses)	(3)	(27)	(14)	(32)
Other income	39	47	62	47

Total revenues	2,707	2,446	7,591	7,194

Benefits and expenses:
Benefits and claims	1,735	1,584	4,878	4,720
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	99	79	284	243
Insurance commissions	274	252	772	754
Insurance expenses	218	211	612	583
Interest expense	5	5	14	15
Other operating expenses	19	21	67	62

Total acquisition and operating expenses	615	568	1,749	1,657

Total benefits and expenses	2,350	2,152	6,627	6,377

Earnings before income taxes	357	294	964	817
Income taxes	117	101	329	292

Net earnings	$240	$193	$635	$525

Net earnings per share:
Basic	$.46	$.37	$1.22	$1.00
Diluted	.45	.36	1.20	.97

Common shares used in computing earnings per share (In thousands):
Basic	516,984	524,266	518,169	526,063
Diluted	527,908	536,043	529,038	538,973

Cash dividends per share	$.06	$.05	$.17	$.143

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Nine Months Ended September 30,
	2002	2001

Common stock:
Balance at beginning of period	$65	$32
Exercise of stock options	-	1
Two-for-one stock split	-	32

Balance at end of period	65	65

Additional paid-in capital:
Balance at beginning of period	338	336
Exercise of stock options, including income tax benefits	6	7
Gain on treasury stock reissued	18	17
Two-for-one stock split	-	(32)

Balance at end of period	362	328

Retained earnings:
Balance at beginning of period	4,542	3,956
Net earnings	635	525
Dividends to shareholders ($.17 per share in 2002
and $.143 in 2001)	(88)	(75)

Balance at end of period	5,089	4,406

Accumulated other comprehensive income:
Balance at beginning of period	2,091	1,668
Change in unrealized foreign currency translation gains
during period, net of income taxes	13	1
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	333	639

Balance at end of period	2,437	2,308

Treasury stock:
Balance at beginning of period	(1,611)	(1,298)
Purchases of treasury stock	(264)	(281)
Cost of shares issued	26	31

Balance at end of period	(1,849)	(1,548)

Total shareholders' equity	$6,104	$5,559

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net earnings	$635	$525
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Change in receivables and advance premiums	22	(132)
Increase in deferred policy acquisition costs	(254)	(228)
Increase in policy liabilities	1,776	1,806
Deferred income taxes	(35)	51
Change in income taxes payable	166	42
Realized investment losses	14	32
Change in fair value of interest component of
cross-currency swaps	(43)	(19)
Other, net	154	100

Net cash provided by operating activities	2,435	2,177

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,182	1,272
Fixed maturities matured	860	444
Equity securities and other	55	76
Fixed-maturity securities held to maturity	238	129
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,559)	(2,183)
Perpetual debentures	-	(498)
Equity securities	(102)	(128)
Securities held to maturity:
Fixed maturities	(1,628)	(1,324)
Perpetual debentures	(135)	(41)
Cash collateral received on loaned securities	292	368
Additions to property and equipment, net	(13)	(78)
Other, net	(11)	(14)

Net cash used by investing activities	$(1,821)	$(1,977)

See the accompanying Notes to Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from financing activities:
Proceeds from borrowings	$254	$333
Principal payments under debt obligations	(231)	(113)
Change in annuity deposit funds, net	62	131
Dividends paid to shareholders	(83)	(71)
Purchases of treasury stock	(264)	(281)
Treasury stock reissued	22	31
Other, net	6	7

Net cash provided (used) by financing activities	(234)	37

Effect of exchange rate changes on cash and cash equivalents	59	(19)

Net change in cash and cash equivalents	439	218

Cash and cash equivalents, beginning of period	852	609

Cash and cash equivalents, end of period	$1,291	$827

Supplemental disclosures of cash flow information:
Interest paid	$17	$12
Income taxes paid	196	195
Impairment losses included in realized investment losses	48	70
Noncash financing activities:
Capitalized lease obligations	6	14
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	5	4
Associate stock bonus	17	13

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net earnings	$240	$193	$635	$525

Other comprehensive income before income taxes:
Change in unrealized foreign currency translation
gains (losses) during the period	31	(46)	(48)	31
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during the period	116	39	466	892
Reclassification adjustment for realized (gains)
losses included in net earnings	4	(2)	14	4

Total other comprehensive income (loss)
before income taxes	151	(9)	432	927

Income tax expense (benefit) related to items of
other comprehensive income	17	(26)	86	287

Other comprehensive income net of income taxes	134	17	346	640

Total comprehensive income	$374	$210	$981	$1,165

See the accompanying Notes to Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of September 30, 2002, and the consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, and consolidated statements of shareholders' equity and cash flows for the nine months ended September 30, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In April 2002, the FASB issued SFAS No. 145. This standard, which is effective for transactions occurring after May 15, 2002, addresses certain technical issues such as the classification of debt extinguishments and leases and other technical amendments, none of which are currently relevant to the Company.

     In June 2002, the FASB issued SFAS No. 146. This standard, which addresses accounting and reporting for costs associated with exit or disposal activities, will be effective January 1, 2003, and is not expected to have a material impact on the Company's financial position or results of operations.

     We adopted SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The cumulative transition effect recorded on January 1, 2001, for this new accounting standard was a gain of approximately $293,000. For the third quarters, the effect of recording the fair value of the interest rate component of the cross-currency swaps increased net earnings by $33 million in 2002 and $37 million in 2001. For the nine-month periods, the effect of recording the fair value of the interest rate component of the cross-currency swaps increased net earnings by $42 million in 2002 and $19 million in 2001. See Note 5 for additional information on our derivative and nonderivative financial instruments.

3.  BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: AFLAC Japan and AFLAC U.S. We sell supplemental health and life insurance through AFLAC Japan and AFLAC U.S. Most of our policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We evaluate our business segments based on pretax operating earnings. We do not allocate corporate overhead expenses to business segments.

     Information regarding operations by segment follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues:
AFLAC Japan:
Earned premiums	$1,686	$1,564	$4,713	$4,662
Net investment income	331	311	946	920
Other income	-	1	-	2

Total AFLAC Japan	2,017	1,876	5,659	5,584

AFLAC U.S.:
Earned premiums	568	471	1,635	1,361
Net investment income	84	77	245	225
Other income	2	2	7	6

Total AFLAC U.S.	654	550	1,887	1,592

Other business segments	12	6	33	24

Total business segment revenues	2,683	2,432	7,579	7,200
Realized investment gains (losses)	(3)	(27)	(14)	(32)
Corporate*	43	48	74	46
Intercompany eliminations	(16)	(7)	(48)	(20)

Total revenues	$2,707	$2,446	$7,591	$7,194

Earnings before income taxes:
AFLAC Japan	$242	$211	$697	$616
AFLAC U.S.	100	85	290	252
Other business segments	-	(2)	(1)	(3)

Total business segment earnings	342	294	986	865
Realized investment gains (losses)	(3)	(27)	(14)	(32)
Interest expense, noninsurance operations	(4)	(4)	(12)	(12)
Corporate*	22	31	4	(4)

Total earnings before income taxes	$357	$294	$964	$817

*Includes for the three-month period, investment income of $2 in 2002, compared with $4 in 2001 and $4 for the nine-month period in 2002, compared with $10 in 2001. Also, includes gains for the three-month periods of $34 in 2002 and $38 in 2001 related to changes in fair value of the interest rate component of the cross-currency swaps, and gains for the nine-month periods of $43 in 2002 and $19 in 2001.

     Assets were as follows:

	September 30,	December 31,
(In millions)	2002	2001

Assets:
AFLAC Japan	$35,971	$31,729
AFLAC U.S.	6,442	5,729
Other business segments	51	43

Total business segment assets	42,464	37,501
Corporate	7,572	6,830
Intercompany eliminations	(7,143)	(6,471)

Total assets	$42,893	$37,860

4.  INVESTMENTS

Realized Investment Gains and Losses

     For the quarter ended September 30, 2002, we realized pretax investment losses of $3 million, primarily attributable to impairment losses on various equity securities. For the quarter ended June 30, 2002, we realized pretax impairment losses of $3 million related to various equity securities. In the first quarter of 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. Also in the first quarter, we recorded a pretax impairment loss of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. We also realized pretax investment gains of $37 million from the sale of various debt securities during the first quarter in an effort to increase investment income. The preceding investment activity and other investment transactions in the normal course of business resulted in pretax investment losses of $14 million for the nine months ended September 30, 2002.

     For the quarter ended September 30, 2001, we realized pretax investment losses of $28 million primarily as a result of the impairment of our investment in the common stock of two human resource service companies. In the first quarter of 2001, we recognized a pretax impairment loss of $42 million on the corporate debt securities of a U.S. issuer when it experienced a credit rating downgrade. We executed several bond sale and purchase transactions during the first quarter in an effort to increase investment income, which also produced realized pretax gains of $21 million. Also in the first quarter, we realized a pretax gain of $18 million related to the sale of a portion of our U.S. equity securities portfolio in connection with a change in outside investment managers. The preceding investment activity and other investment transactions in the normal course of business resulted in pretax investment losses of $32 million for the nine months ended September 30, 2001.

Unrealized Investment Gains and Losses

     The unrealized gains and losses on debt securities, less amounts applicable to deferred income taxes, are reported in accumulated other comprehensive income. The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2002	2001

Unrealized gains on securities available for sale	$2,910	$2,439
Unamortized unrealized gains on securities transferred
to held to maturity	623	614
Deferred income taxes	(1,322)	(1,175)

Shareholders' equity, net unrealized gains on investment securities	$2,211	$1,878

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

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2002, we had security loans outstanding with a fair value of $813 million, and we held cash in the amount of $831 million as collateral for these loaned securities. At December 31, 2001, we had security loans outstanding with a fair value of $480 million, and we held cash in the amount of $494 million as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

5.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     As of September 30, 2002, and December 31, 2001, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 6). The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the financial statements as follows:

	September 30,	December 31,
(In millions)	2002	2001

Interest rate component	$44	$1
Foreign currency component	(7)	27
Accrued interest component	10	5

Total fair value of cross-currency swaps	$47	$33

     We have designated the foreign currency component of the cross-currency swaps as a hedge of our investment in AFLAC Japan. The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2002	2001

Balance, beginning of period	$27	$(34)
Increase in fair value of cross-currency swaps	14	41
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(48)	(24)

Balance, end of period	$(7)	$(17)

6.  NOTES PAYABLE

     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2002	2001

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	245	227
.87% notes due June 2006 (principal amount 40 billion yen)	326	303
.96% notes due June 2007 (principal amount 30 billion yen)	245	-
Unsecured, yen-denominated notes payable to banks under a
revolving credit agreement (principal amount 25.8 billion yen), paid July 2002:
1.24% fixed interest rate	-	29
Variable interest rate	-	166
Obligations under capitalized leases, payable monthly through
2007, secured by computer equipment in Japan	30	33

Total notes payable	$1,295	$1,207

     In July 2002, we issued 30 billion yen ($245 million using the September 30, 2002 exchange rate) of .96% Samurai notes in Japan due June 2007. These notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a premium. Proceeds from the Samurai notes were used to pay in full (25.8 billion yen, or $211 million at the September 30, 2002 exchange rate) the unsecured revolving credit agreement, with the remaining proceeds being held for general corporate purposes. We also settled the interest rate swap contracts (3.9 billion yen or $32 million using the September 30, 2002 exchange rate) associated with our variable-interest-rate yen-denominated bank debt. The impact on net earnings as a result of terminating the swaps was immaterial.

     We have designated our yen-denominated notes payable as hedges of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of the credit agreements at September 30, 2002. No events of default or defaults occurred during the nine months ended September 30, 2002.

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30:

(In thousands of shares)	2002	2001

Common stock - issued:
Balance, beginning of period	646,559	644,813
Exercise of stock options	1,160	1,366

Balance, end of period	647,719	646,179

Treasury stock:
Balance, beginning of period	124,944	115,603
Purchases of treasury stock:
Open market	9,538	9,480
Other	54	168
Shares issued to AFL Stock Plan	(1,349)	(1,334)
Exercise of stock options	(636)	(1,107)

Balance, end of period	132,551	122,810

Shares outstanding, end of period	515,168	523,369

     In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of September 30, 2002, we had approximately 20 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the nine months ended September 30, 2002, approximately 1,178,200 weighted average shares for outstanding stock options, compared with 759,100 shares in 2001, were not included in the calculation of weighted average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 978,300 shares for the three months ended September 30, 2002 and 1,189,800 shares for the same period in 2001).

8.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

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

REVIEW BY INDEPENDENT AUDITORS

     The September 30, 2002, and 2001, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 17.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 2002, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2002, and 2001, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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
October 22, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2001 to September 30, 2002. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2001.

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

Critical Accounting Policies

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are more fully discussed in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001. The policies discussed below are critical to an understanding of AFLAC's results of operations and financial condition. The application of these critical accounting policies involves the use of various estimates and assumptions developed from management's analysis and judgments. The application of these critical accounting policies determines the values at which 94% of our assets and 85% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could result in significantly different results.

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

     Deferred policy acquisition costs and policy liabilities reflect our expectations about the future experience of our in-force business and are sensitive to assumptions about persistency, mortality, morbidity, interest rates, and commission and other acquisition costs. Significant changes in any of the estimates or assumptions used by management in establishing the carrying value of these items can produce changes that could increase or decrease future reported operating results.

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

Summary of Operating Results by Business Segment
(In millions, except for share and per-share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,

	Percentage			Percentage
	Change	2002	2001	Change	2002	2001

Operating earnings:
AFLAC Japan	14.7%	$242	$211	13.1%	$697	$616
AFLAC U.S.	17.2	100	85	15.2	290	252
Other business segments		-	(2)		(1)	(3)

Total business segments	16.2	342	294	14.1	986	865
Interest expense,
noninsurance operations		(4)	(4)		(12)	(12)
Corporate and eliminations		(11)	(6)		(39)	(23)

Pretax operating earnings	15.2	327	284	12.6	935	830
Income taxes	17.0	117	100	13.3	331	292

Operating earnings	14.2	210	184	12.3	604	538
Nonoperating items:
Realized investment gains
(losses), net of tax		(3)	(28)		(11)	(32)
Change in fair value of the
interest rate component of cross-
currency swaps, net of tax		33	37		42	19

Net earnings	24.0%	$240	$193	20.9%	$635	$525

Operating earnings per basic share	17.1%	$.41	$.35	14.7%	$1.17	$1.02
Operating earnings per diluted share	17.6	.40	.34	14.0	1.14	1.00

Net earnings per basic share	24.3%	$.46	$.37	22.0%	$1.22	$1.00
Net earnings per diluted share	25.0	.45	.36	23.7	1.20	.97

Average number of shares
outstanding - basic (in thousands)	(1.4)%	516,984	524,266	(1.5)%	518,169	526,063
Average number of shares
outstanding - diluted (in thousands)	(1.5)	527,908	536,043	(1.8)	529,038	538,973

     The table below identifies certain items that are included in net earnings as reported in accordance with GAAP that we exclude from operating earnings. We believe that this comparative presentation facilitates analysis of AFLAC's operating results by separately identifying operating and nonoperating items.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Operating earnings per diluted share	$.40	$.34	$1.14	$1.00
Nonoperating items:
Realized investment gains (losses), net of tax	(.01)	(.05)	(.02)	(.06)
Change in fair value of the interest rate component
of the cross-currency swaps, net of tax	.06	.07	.08	.03

Net earnings per diluted share	$.45	$.36	$1.20	$.97

     For the three months ended September 30, 2002, we recognized an after-tax gain of $33 million ($.06 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable, compared with an after-tax gain of $37 million ($.07 per diluted share) for the same period in 2001. For the nine months ended September 30, 2002, we recognized an after-tax gain of $42 million ($.08 per diluted share), compared with an after-tax gain of $19 million ($.03 per diluted share) for the same period in 2001, related to the change in fair value of the interest rate component of the cross-currency swaps.

     For the quarter ended September 30, 2002, we recognized after-tax investment losses of $3 million ($.01 per diluted share), primarily attributable to impairment losses on various equity securities. During the nine months ended September 30, 2002, we recognized after-tax investment losses of $11 million ($.02 per diluted share), which included impairment losses on various debt and equity securities as well as gains from the sale of various debt securities and other investment transactions in the normal course of business. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

     For the quarter ended September 30, 2001, we recognized after-tax investment losses of $28 million ($.05 per diluted share) primarily related to the impairment of our investment in the common stock of two human resource service companies. For the nine-month period ended September 30, 2001, we recognized after-tax investment losses of $32 million ($.06 per diluted share), which included the impairment loss previously mentioned, a debt security impairment loss, gains related to portfolio repositioning activities, and other investment transactions in the normal course of business. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Foreign Currency Translation

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Our business, in functional currency terms, continued to be strong, and we believe it is more appropriate to measure our performance excluding the effect of fluctuations in the yen/dollar exchange rate in order to understand the basic operating results of the business. For the third quarter of 2002, the average yen/dollar exchange rate strengthened 2.1% to 119.24, compared with 121.72 in 2001. For the nine months ended September 30, 2002, the average yen/dollar exchange rate weakened 4.1% to 126.03, compared with 120.86 in 2001. The following table illustrates the effect of foreign currency translation by comparing our reported operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

Foreign Currency Translation Effect on Operating Results
Percentage Changes Over Previous Year
(For the periods ended September 30)

	Three Months		Nine Months
	Operating Results		Operating Results

	2002	2001	2002	2001

Including foreign currency changes:
Premium income	10.8%	(2.1)%	5.4%	(2.0)%
Net investment income	6.5	.1	3.4	.2
Operating revenues	9.9	(1.7)	4.9	(1.6)
Total benefits and expenses	9.2	(3.1)	3.9	(2.9)
Operating earnings	14.2	8.9	12.3	10.1
Operating earnings per diluted share	17.6	9.7	14.0	11.1

Excluding foreign currency changes:*
Premium income	9.1%	7.7%	8.7%	7.7%
Net investment income	5.2	7.5	5.9	7.5
Operating revenues	8.3	7.7	8.1	7.7
Total benefits and expenses	7.6	6.7	7.2	6.7
Operating earnings	13.0	14.8	14.3	15.9
Operating earnings per diluted share	14.7	16.1	16.0	16.7

*Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Operating earnings per share increased 17.6% to $.40 for the three months ended September 30, 2002, compared with the same period in 2001 and increased 14.0% to $1.14 for the nine months ended September 30, 2002, compared with the same period in 2001. The effect of foreign currency translation increased operating earnings by approximately $.01 per share for the third quarter of 2002 and decreased operating earnings by approximately $.02 per share for the nine months ended September 30. Operating earnings per share, excluding the effect of foreign currency translation, increased 14.7%, to $.39 for the third quarter and 16.0% to $1.16 for the nine months ended September 30, 2002, compared with the same periods in 2001.

     Our primary financial objective is the growth of operating earnings per share, excluding the effect of foreign currency fluctuations. Our objective for 2002 is to increase operating earnings per diluted share by 15% excluding the impact of currency translation. For 2003, our objective is to increase operating earnings per diluted share by 15% to 17% excluding the impact of currency translation. Our objective for 2004 is to increase operating earnings per diluted share by 15% excluding the impact of currency translation.

     Our specific objective for 2002 is to achieve operating earnings per diluted share of at least $1.54, excluding the impact of currency translation. If we achieve our objective, the following table shows the likely results for 2002 operating earnings per share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2002 Annual Operating EPS Scenarios

Annual	Annual		Yen Impact
Average Yen	Operating	% Growth	on Diluted
Exchange Rate	Diluted EPS	Over 2001	Operating EPS

115.00	$ 1.59	18.7%	$ .05
120.00	1.55	15.7	.01
121.54 *	1.54	14.9	-
125.00	1.52	13.4	(.02)
130.00	1.49	11.2	(.05)
135.00	1.47	9.7	(.07)
140.00	1.45	8.2	(.09)

*Actual 2001 average exchange rate

Share Repurchase Program

     During the third quarter, we acquired approximately 3 million shares of our stock, bringing the total for the year to 10 million shares. In February 2002, the board of directors authorized the purchase of up to an additional 25 million shares of our common stock. As of September 30, 2002, we had approximately 20 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions. The difference between the percentage changes in operating earnings and operating earnings per share primarily reflects the impact of the share repurchase program and reissued treasury stock.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.4% for the nine months ended September 30, 2002, compared with 35.2% for the same period in 2001.

INSURANCE OPERATIONS, AFLAC JAPAN

     AFLAC Japan, a branch of AFLAC and the principal contributor to our earnings, ranks number one in terms of profits among all foreign life insurance companies operating in Japan. Among all life insurance companies operating in Japan, AFLAC Japan ranked 12th in terms of assets, according to Financial Services Agency (FSA) data as of March 31, 2002.

Japanese Economy

     The economic outlook for Japan remained mixed during the first nine months of 2002. In its September 2002 Monthly Report, The Bank of Japan continued to report negative economic indicators such as weak private consumption, severe unemployment and declining household income positions, but again countered these issues with growth in net exports, an apparent slowing of the decline in corporate capital spending and improvements in corporate profits and business sentiment. However, weak consumer spending is likely to persist as Japanese businesses maintain their stance on reducing personnel expenses. As a result, the problems created by excessive employment and debt continue, hindering the momentum necessary for a self-sustaining recovery, and any recovery is still largely dependent on global conditions. As we have indicated in years past, Japan's weak economy has created a challenging environment for AFLAC Japan, and the time required for an economic recovery remains uncertain.

AFLAC Japan Pretax Operating Earnings

     The following table presents a summary of AFLAC Japan's operating results.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2002	2001	2002	2001

Premium income	$1,686	$1,564	$4,713	$4,662
Investment income	331	311	946	920
Other income	-	1	-	2

Total revenues	2,017	1,876	5,659	5,584

Benefits and claims	1,385	1,296	3,873	3,882
Operating expenses	390	369	1,089	1,086

Total benefits and expenses	1,775	1,665	4,962	4,968

Pretax operating earnings	$242	$211	$697	$616

Average yen/dollar exchange rates	119.24	121.72	126.03	120.86

Percentage changes, in dollars:
Premium income	7.8%	(7.1)%	1.1%	(6.8)%
Investment income	6.4	(2.6)	2.8	(2.1)
Total revenues	7.6	(6.4)	1.3	(6.1)
Pretax operating earnings	14.7	8.5	13.1	7.3

Percentage changes, in yen:
Premium income	5.6%	5.1%	5.3%	5.2%
Investment income	4.2	10.1	7.2	10.4
Total revenues	5.4	5.9	5.6	5.9
Pretax operating earnings	12.2	22.5	18.0	21.0

Ratios to total revenues, in dollars:
Benefits and claims	68.7%	69.1%	68.4%	69.5%
Operating expenses	19.3	19.7	19.3	19.5
Pretax operating earnings	12.0	11.2	12.3	11.0

     In the third quarter of 2002, the 2.1% strengthening of the average yen/dollar exchange rate caused AFLAC Japan's comparative rates of growth in yen terms to be slightly lower due to its holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated fixed-maturity securities with dollar coupon payments). Dollar-denominated investment income accounts for approximately 30% of AFLAC Japan's investment income. Therefore, translating AFLAC Japan's dollar-denominated investment income into yen suppresses the increases in total revenues, net investment income and pretax operating earnings in yen terms when the yen strengthens.

     The following table illustrates the impact on AFLAC Japan's yen operating results of translating its dollar-denominated investments and related items by comparing certain yen operating results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Year
Yen Operating Results
(For the periods ended September 30)

	Three Months		Nine Months
	Operating Results		Operating Results

	2002	2001	2002	2001

Including foreign currency changes:
Net investment income	4.2%	10.1%	7.2%	10.4%
Total revenues	5.4	5.9	5.6	5.9
Pretax operating earnings	12.2	22.5	18.0	21.0

Excluding foreign currency changes:*
Net investment income	4.9%	6.4%	5.8%	6.7%
Total revenues	5.5	5.3	5.4	5.3
Pretax operating earnings	13.1	16.8	16.2	15.5

*Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Changes in AFLAC Japan's pretax operating earnings and profit margins are affected by investment yields, morbidity/mortality, persistency and expense levels. The aggregate benefit ratio has declined primarily due to the mix of business shifting to newer products and riders, which have lower benefit ratios than previously issued products and riders. The aggregate benefit ratio has also improved as a result of favorable morbidity experience. We expect the aggregate benefit ratio to continue to decline in future years, along with the shift to newer products and riders. Our persistency has declined only slightly over the last three years. We also expect that the operating expense ratio will be relatively stable in the future. Despite the negative effect of low investment returns compared with required interest, the profit margin improved in 2002 due to both the declining benefit and operating expense ratios.

AFLAC Japan Sales

     AFLAC Japan produced better-than-expected new annualized premium sales of 25.4 billion yen, which were 26.5% higher than new annualized premium sales of 20.1 billion yen in the third quarter of 2001. New annualized premium sales as reported in dollars increased 29.2% to $213 million, compared with $165 million in the third quarter of 2001. New annualized premium sales grew 15.2% in yen terms to 79.2 billion yen or $629 million (10.8% increase) for the nine months ended September 30, 2002, compared with 68.8 billion yen or $568 million in 2001. Third quarter sales were better than expected due to improvements in Rider MAX production and strong results for Ever, our new stand-alone indemnity medical policy.

     Sales of Rider MAX, the medical/sickness rider to our cancer life coverage, posted a 72.6% increase in yen terms over the third quarter of 2001 and represented approximately 32% of total sales in the third quarter of 2002, compared with 24% a year ago. Rider MAX sales continued to benefit from conversions of the original term policy to the newly introduced whole-life version of our Rider MAX product. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. In the third quarter of 2002, conversions accounted for 38% of Rider MAX sales. We expect that these conversions will have a smaller effect on new annualized premium sales in future periods.

     Sales of Ever, our newest product, represented 21% of third quarter sales, up from 19% in the second quarter. Introduced in the first quarter of 2002, Ever was developed to address consumer interest in whole-life medical insurance as a result of health care legislation that will increase out-of-pocket costs for approximately 63% of Japanese consumers in April 2003. We believe that Ever will continue to be a popular product and a solid contributor to sales.

     Cancer life sales accounted for 31% of total sales, compared with 46% of total sales for the quarter ended September 30, 2001. Dai-ichi Life sales of our cancer life policies in the three-month period ended September 30, 2002, accounted for approximately 12% of new annualized premium sales, compared with 15% for the year ago period. Ordinary life and annuities accounted for 11% of sales during the quarter, compared with 15% in the third quarter of 2001.

     We believe that our better-than-expected sales growth is a result of our new product initiatives as well as the management and organizational changes that we have made over the past year. Based on our sales results for the first nine months of 2002, we expect full-year sales for AFLAC Japan to rise 13% to 15% in yen terms.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields available on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Reflecting the continued weakness in Japan's economy, rates of return on yen-denominated debt securities remained low in the third quarter. For instance, the yield of a composite index of 20-year Japanese government bonds averaged 1.88% during the third quarter, compared with 2.02% in the second quarter of 2002. However, we were able to achieve a return on average invested assets, net of investment expenses, of 4.59% for the quarter ended September 30, 2002, compared with 4.83% a year ago by continuing to focus on selected sectors of the fixed-maturity market. For the nine months ended September 30, 2002, the return on average invested assets was 4.71%, compared with 4.82% in 2001.

     We purchased yen-denominated securities at an average yield of 3.52% in the third quarter, compared with 3.72% in the third quarter of 2001. For the nine-month periods, the yen-denominated new money yield was 3.60% in both 2002 and 2001. Including dollar-denominated investments, our blended new money yield was 3.76% for the quarter, compared with 3.96% for the quarter ended September 30, 2001. For the nine months ended September 30, the blended new money yield was 3.88% in both 2002 and 2001. At September 30, 2002, the yield on AFLAC Japan's fixed-maturity portfolio was 4.76%, compared with 4.93% at September 30, 2001.

Insurance Deregulation in Japan

     In January 2001, Japan's insurance market was deregulated, and we experienced an increase in the number of companies selling products that compete with our policies. However, based on our growth of premiums in force, producing agents and customer accounts, we do not believe that our market position has been significantly impacted by increased competition as a result of deregulation. For additional information, see MD&A in our annual report to shareholders for the year ended December 31, 2001.

INSURANCE OPERATIONS, AFLAC U.S.

AFLAC U.S. Pretax Operating Earnings

     The following table presents a summary of AFLAC U.S. operating results.

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2002	2001	2002	2001

Premium income	$568	$471	$1,635	$1,361
Investment income	84	77	245	225
Other income	2	2	7	6

Total revenues	654	550	1,887	1,592

Benefits and claims	350	289	1,006	838
Operating expenses	204	176	591	502

Total benefits and expenses	554	465	1,597	1,340

Pretax operating earnings	$100	$85	$290	$252

Percentage changes:
Premium income	20.5%	19.2%	20.2%	18.7%
Investment income	9.4	9.5	9.1	9.7
Total revenues	19.0	17.8	18.5	17.5
Pretax operating earnings	17.2	14.0	15.2	16.7

Ratios to total revenues:
Benefits and claims	53.4%	52.6%	53.3%	52.6%
Operating expenses	31.3	31.9	31.3	31.6
Pretax operating earnings	15.3	15.5	15.4	15.8

     Changes in AFLAC U.S. pretax operating earnings and profit margins are affected by the amount and mix of new business, investment yields, morbidity/mortality, persistency and expense levels. As a percent of premium income, benefits and claims have remained fairly consistent at 61.6% in the third quarter of 2002, compared with 61.4% in 2001 and 61.5% for the nine months ended September 30, 2002, compared with 61.6% in 2001. Additionally, our policy persistency by product has remained stable and the excess of investment yields over required interest on policy reserves has not changed materially during the past few years. For the year 2002, we expect the operating expense ratio to be in the range of 31.0% to 31.5%. We also expect the pretax operating profit margin for the year 2002 to be in the range of 15% to 15.5%.

AFLAC U.S. Sales

     New annualized premium sales rose 23.2% in the third quarter to $260 million, compared with $211 million for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002, new annualized premium sales grew 19.4% to $750 million, compared with $628 million in the first nine months of 2001. Sales growth was again led by rapid growth in both our hospital indemnity product group and fixed-benefit dental product.

     Accident/disability insurance was again the primary contributor to sales for the third quarter of 2002, accounting for 50% of total sales, compared with 54% of total sales for the year ago period. The hospital indemnity product group represented 11% of sales for the third quarter, compared with 6% in 2001. The success of our newly introduced personal sickness indemnity policy contributed to the significant growth of this product group. Third quarter sales of our fixed-benefit dental product were up 27% over 2001, accounting for 7% of total sales for the third quarter of both 2002 and 2001. Cancer expense insurance also produced solid results, accounting for 20% of total sales for the three months ended September 30, 2002 and 22% of total sales for the same period in 2001.

     An integral part of our strategy for continued growth in the United States is our focus on expanding our distribution system. Additionally, we view our advertising program as an important competitive strength and a key component of our future sales growth. Our advertising program greatly benefited not only our brand and product awareness but also the growth of our distribution system. During the third quarter, the average number of associates producing business on a monthly basis increased 22.2% to 15,900 agents, compared with the same period in 2001.

AFLAC U.S. Investments

The overall return on average invested assets, net of investment expenses, was 7.48% for the third quarter of 2002, compared with 7.63% in 2001. For the nine months ended September 30, 2002, the return on average invested assets was 7.55%, compared with 7.66% in 2001. For the quarter ended September 30, 2002, available cash flow was invested at an average yield of 7.66%, compared with 7.60% in 2001. During the nine-month period, new money was invested at an average yield of 7.56% in 2002, compared with 7.92% in 2001. The yield on AFLAC's U.S. portfolio was 7.98% at September 30, 2002, compared with a yield of 8.04% at September 30, 2001.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     We adopted Statement of Financial Accounting Standard (SFAS) No. 133 effective January 1, 2001. For the quarter ended September 30, 2002, we recognized a $33 million gain in earnings, compared with a $37 million gain for the same period in 2001, related to the change in the fair value of the interest rate component of our cross-currency swaps. For the nine months ended September 30, 2002, we recognized a $42 million gain in earnings, compared with a $19 million gain for the same period in 2001. The adoption of this accounting standard introduced volatility into reported net earnings and other comprehensive income, which may continue depending on market conditions and our hedging activities. However, the changes required by SFAS No. 133 affect only the timing of noncash gains and losses. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

     Since December 31, 2001, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2002, was 122.60 yen to one U.S. dollar, or 7.6% stronger than the December 31, 2001 exchange rate of 131.95. The stronger yen increased reported investments and cash by $2.1 billion, total assets by $2.4 billion, and total liabilities by $2.3 billion, compared with the amounts that would have been reported for 2002 if the exchange rate had remained unchanged from year-end 2001.

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

     For the nine-month period, the increase in investments and cash reflects the effect of a stronger yen/dollar exchange rate, general market conditions for debt securities, the substantial cash flows in the functional currencies of our operations, and an increase in cash collateral from loaned securities at September 30, 2002. See the Capital Resources and Liquidity section for additional information. Net unrealized gains of $2.8 billion on investment securities at September 30, 2002, consisted of $3.9 billion in gross unrealized gains and $1.0 billion in gross unrealized losses. Net unrealized gains of $2.2 billion on investment securities at December 31, 2001, consisted of $3.1 billion in gross unrealized gains and $869 million in gross unrealized losses.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2002	2001	2002	2001

Securities available for sale, at
fair value:
Fixed maturities	$17,649	$16,342	$4,541 *	$4,058 *
Perpetual debentures	2,525	2,399	162	155
Equity securities	131	103	111	142

Total available for sale	20,305	18,844	4,814	4,355

Securities held to maturity, at
amortized cost:
Fixed maturities	7,212	5,417	-	-
Perpetual debentures	3,626	3,306	-	-

Total held to maturity	10,838	8,723	-	-

Total investment securities	$31,143	$27,567	$4,814	$4,355

*Includes securities held by the parent company of $265 in 2002 and $243 in 2001

     Privately issued securities, at amortized cost, accounted for $19.3 billion, or 58.9%, of our total debt securities as of September 30, 2002, compared with $16.7 billion, or 57.1%, at December 31, 2001. Of the total privately issued securities, reverse-dual currency debt securities accounted for $4.6 billion, or 23.7%, of total privately issued securities as of September 30, 2002, compared with $4.2 billion, or 25.2%, at December 31, 2001. AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. Our investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which helps to reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue securities with longer maturities, thereby allowing us to improve our asset and liability matching and our overall investment returns. We also continue to adhere to prudent standards for credit quality. Most of AFLAC's privately issued securities are issued under medium-term note programs and have standard covenants commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

September 30,		December 31,
2002		2001

AAA	2.1%	2.4%
AA	37.1	39.9
A	36.3	36.2
BBB	22.6	20.3
BB or lower	1.9	1.2

	100.0%	100.0%

     Mortgage loans on real estate and other long-term investments remained immaterial at both September 30, 2002 and December 31, 2001. Cash, cash equivalents and short-term investments totaled $1.3 billion, or 3.5% of total investments and cash as of September 30, 2002, compared with $853 million, or 2.6% at December 31, 2001.

Policy Liabilities

     Policy liabilities totaled $31.5 billion at September 30, 2002, an increase of $3.9 billion, or 14.0%, during the first nine months of 2002. AFLAC Japan's policy liabilities were $28.3 billion (3.5 trillion yen) at September 30, 2002, an increase of $3.6 billion, or 14.5% (6.4% increase in yen). At September 30, 2002, policy liabilities of AFLAC U.S. were $3.2 billion, an increase of $285 million, or 9.9%. The stronger yen at September 30, 2002, compared with December 31, 2001, increased reported policy liabilities by $2.0 billion. Increases from new business and the aging of policies in force also contributed to the increase in policy liabilities.

Notes Payable

     At September 30, 2002, notes payable totaled $1.3 billion ($1.2 billion at December 31, 2001). See Note 6 of the Notes to Consolidated Financial Statements for information on notes payable at September 30, 2002. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 25.0% as of September 30, 2002, compared with 25.4% as of December 31, 2001.

     As of September 30, 2002, we had no material purchase obligations that are not recorded on the balance sheet. Additionally, we had no material letters of credit; standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to Consolidated Financial Statements.

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

     In addition to restrictions by U.S. insurance regulators, the Japanese Financial Services Agency (FSA) may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. During the first nine months of 2002, AFLAC Japan paid approximately $19 million to AFLAC Incorporated for management fees (approximately $15 million for the same period in 2001). In the first nine months of 2002, expenses allocated to AFLAC Japan were $16 million, compared with $18 million in 2001. During the first nine months of 2002, AFLAC Japan also remitted profits of approximately $383 million (45.3 billion yen) to AFLAC U.S., compared with $185 million (32.9 billion yen) in the first nine months of 2001. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2001.

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

     AFLAC Incorporated received dividends from AFLAC in the amount of $327 million in the first nine months of 2002, compared with $179 million in the first nine months of 2001. The increase in dividends resulted from management's decision to remove excess capital from Japan in an effort to achieve better investment returns in the United States. In July 2002, we issued 30 billion yen of yen-denominated Samurai notes in Japan (approximately $254 million at that date). AFLAC Incorporated received approximately $333 million (40 billion yen) in June 2001 from the issuance of Samurai notes in Japan. We believe outside sources for additional debt and equity capital, if needed, will continue to be available for capital expenditures, business expansion, and the funding of our share repurchase program.

Consolidated Cash Flows

     In the first nine months of 2002, consolidated cash flow from operations increased 11.9% to $2.4 billion, compared with $2.2 billion for the same period in 2001. AFLAC Japan contributed 83% of the consolidated net cash flow from operations for the nine months ended September 30, 2002, compared with 81% for the same period in 2001. For the nine months ended September 30, 2002, net cash flow from operations for AFLAC Japan increased 15.5% (19.4% increase in yen) to $2.0 billion, compared with $1.8 billion in 2001. The increase in AFLAC Japan cash flows is primarily attributable to the growth of our business, partially offset by a weaker average yen/dollar exchange rate. The weaker yen decreased AFLAC Japan's reported cash flows by $87 million for the nine months ended September 30, 2002 and $225 million for the same period in 2001. Net cash flow from operations other than Japan decreased 3.3% in the nine-month period ended September 30, 2002, to $404 million, compared with $418 million for the nine months ended September 30, 2001.

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities decreased 7.9% to $1.8 billion in the third quarter of 2002, compared with $2.0 billion for the same period in 2001. AFLAC Japan accounted for 75% of the consolidated net cash used by investing activities in the nine months ended September 30, 2002, compared with 56% for the nine months ended September 30, 2001.

     When market opportunities arise, we dispose of selected available-for-sale debt securities to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 5% of the average investment portfolio of debt securities available for sale during the nine-month periods ended September 30, 2002 and 2001.

     Consolidated cash outflows from financing activities were $234 million in the first nine months of 2002, compared with cash inflows of $37 million in the first nine months of 2001. The decrease in cash flows in 2002 primarily resulted from the repayment of our yen-denominated bank debt, a smaller Samurai issuance in 2002 when compared with 2001, and reduced inflows of annuity deposit funds in 2002 as a result of the Company's decision to de-emphasize our annuity business in Japan. Dividend payments for the first nine months of 2002 increased as a result of the 18.9% increase in dividends per share from $.143 in 2001 to $.17 in 2002.

Credit Ratings

     On July 11, 2002, Moody's Investor Service upgraded AFLAC's financial strength rating from "Aa3" to "Aa2." No other credit rating changes occurred during the nine months ended September 30, 2002.

Other

     In October 2002, the board of directors declared the fourth quarter cash dividend of $.06 per share. The dividend is payable December 2, 2002, to shareholders of record at the close of business on November 14, 2002.

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

     At September 30, 2002, we had $2.8 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.4 billion based on our portfolio as of September 30, 2002. The effect on yen-denominated debt securities is approximately $2.8 billion and the effect on dollar-denominated debt securities is approximately $532 million.

Equity Price Risk

     Equity securities at September 30, 2002, totaled $242 million, or .65% of total investments and cash on a consolidated basis. We use beta analysis to measure the sensitivity of our equity securities portfolio to fluctuations in the broad market. The beta of our equity securities portfolio was .91 at September 30, 2002. For example, if the overall stock market value changed by 10%, the value of AFLAC's equity securities would be expected to change by approximately 9.1%, or $22 million.

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

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
(September 30, 2002)

	107.60	122.60	*	137.60
(In millions)	Yen	Yen		Yen

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$17,668	$15,506		$13,816
Perpetual debentures	2,644	2,320		2,067
Equity securities	149	131		116
Securities held to maturity:
Fixed maturities	8,217	7,212		6,425
Perpetual debentures	4,131	3,626		3,231
Cash and cash equivalents	1,164	1,021		910
Other financial instruments	8	7		7

Subtotal	33,981	29,823		26,572

Liabilities:
Notes payable	964	846		753
Cross-currency swaps	516	453		404

Subtotal	1,480	1,299		1,157

Net yen-denominated financial instruments	32,501	28,524		25,415
Other yen-denominated assets	4,195	3,682		3,281
Other yen-denominated liabilities	(35,826)	(31,443)		(28,016)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$870	$763		$680

*Actual September 30, 2002 exchange rate

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

Item 4.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

4	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

99.1	-	Certification of CEO and CFO dated November 12, 2002, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended September 30, 2002, one Current Report on Form 8-K, dated August 13, 2002, was filed to report that our Chief Executive Officer and Chief Financial Officer filed sworn statements to the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

     Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	November 12, 2002
____________________________	Chief Financial Officer	____________________
(Kriss Cloninger, III)

/s/ Ralph A. Rogers, Jr.	Senior Vice President,	November 12, 2002
____________________________	Financial Services; Chief	____________________
(Ralph A. Rogers, Jr.)	Accounting Officer

Certifications

I, Daniel P. Amos, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AFLAC Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Daniel P. Amos

Daniel P. Amos
Chairman and Chief Executive Officer

I, Kriss Cloninger, III, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of AFLAC Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Kriss Cloninger III

Kriss Cloninger, III
President and Chief Financial Officer

Exhibits Filed With Current Form 10-Q:

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

99.1	-	Certification of CEO and CFO dated November 12, 2002, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.