Form 10-K
period 2002-12-31
AFLAC INC
filed 2003-03-27
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $15,497,798,537.
The number of shares of the registrant's Common Stock outstanding at March 21, 2003, with $.10 par value, was 514,780,662.

DOCUMENTS INCORPORATED BY REFERENCE
PART I	Item 1

Exhibit 13 - pages 13-3 to 13-30 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), pages 13-45 to 13-58 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-70 to 13-71 (Note 9 of the Notes to the Consolidated Financial Statements). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002, are included in Exhibit 13.

	Item 2	Exhibit 13 - page 13-76 (Note 12 of the Notes to the Consolidated Financial Statements)

PART II	Item 5	Exhibit 13 - pages 13-1, 13-2 and 13-70 to 13-71 (Note 9 of the Notes to the Consolidated Financial Statements)

	Item 7	Exhibit 13 - pages 13-3 to 13-30

	Item 7A	Exhibit 13 - pages 13-9 to 13-10 and 13-17 to 13-20

	Item 8	Exhibit 13 - pages 13-31 to 13-78

PART III	Item 10	Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2003 (the Proxy Statement)

	Item 11	Incorporated by reference from the Proxy Statement

	Item 12	Incorporated by reference from the Proxy Statement

	Item 13	Incorporated by reference from the Proxy Statement

i

AFLAC Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2002

ii

PART I

ITEM 1.  BUSINESS

     AFLAC Incorporated qualifies as an accelerated filer within the meaning of Exchange Act Rule 12b-2. Our internet address is www.aflac.com. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission.

General Description

     AFLAC Incorporated was incorporated in 1973 under the laws of the state of Georgia. AFLAC Incorporated (the Parent Company) is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered primarily through its subsidiary, American Family Life Assurance Company of Columbus (AFLAC). AFLAC operates in the United States (AFLAC U.S.) and as a branch in Japan (AFLAC Japan).

     Most of our insurance policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. We believe AFLAC is the world's leading writer of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. AFLAC Japan sells cancer plans, care plans, general medical expense plans, medical/sickness riders to our cancer plan, a living benefit life plan, and an accident plan. AFLAC U.S. sells cancer plans and various types of health insurance, including accident and disability, fixed-benefit dental, personal sickness and hospital indemnity, hospital intensive care, long-term care, and short-term disability plans. We also offer several life insurance plans in Japan and the United States.

     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 75% of the company's total revenues in 2002, 78% in 2001 and 82% in 2000. The percentage of total assets attributable to AFLAC Japan was 84% at both December 31, 2002 and 2001.

How We Evaluate Our Operations

     We evaluate our operations using a non-GAAP financial performance measure called operating earnings and our business segments using pretax operating earnings. We define operating earnings as net earnings excluding the following items on an after-tax basis: realized investment gains/losses, the change in fair value of the interest rate component of cross-currency swaps beginning in 2001, the charge for the Japanese policyholder protection fund in 2002, and the gain from the termination of a retirement liability in 2000. We define pretax operating earnings as operating earnings excluding income taxes related to operations. We believe that the analysis of operating earnings and pretax operating earnings, in addition to net earnings as determined in accordance with GAAP, provides information that may enhance an investor's understanding of our underlying profitability and results of operations. Our discussion of earnings and comparisons thereof focuses on pretax operating earnings and operating earnings. Unless stated otherwise, all references to per-share amounts are based on the diluted number of average outstanding shares.

     Realized Investment Gains/Losses: In 2002, we recognized pretax impairment losses of $58 million. These impairment losses were primarily related to the corporate debt security of a Japanese issuer and various equity securities we believe experienced other than temporary declines in fair value. These impairment losses and other investment transactions in the normal course of business decreased 2002 net earnings by $15 million ($.03 per diluted share).

     In 2001, we recognized pretax impairment losses of $86 million. These impairment losses were primarily related to the corporate debt securities of a U.S. issuer and a European issuer, both of which experienced credit rating downgrades, and our investment in two human resource service companies. We also realized investment gains in connection with a change in the outside investment manager of a portion of our U.S. equity securities portfolio. These gains and impairment losses, when included with other investment transactions in the normal course of business, decreased 2001 net earnings by $34 million ($.06 per diluted share).

     During 2000, the North American issuers of two debt securities that we owned experienced credit rating downgrades. We sold one security reported as available for sale at a pretax loss of $34 million and recognized a pretax impairment loss of $57 million on the other security, which was then transferred from held to maturity to available for sale. These losses and other investment transactions in the normal course of business decreased 2000 net earnings by $69 million ($.12 per diluted share).

     Cross-currency Swaps: For the year ended December 31, 2002, we recognized an after-tax gain of $37 million ($.07 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable, compared with an after-tax gain of $1 million (nil per diluted share) in 2001. This gain was included in other income in the consolidated statements of earnings.

     Japanese Policyholder Protection Fund Provision: In December 2002, the members of the Life Insurance Policyholder Protection Corporation approved the Financial Services Agency's (FSA) proposal, which requires the industry to contribute an additional 78 billion yen (approximately $651 million using the December 31, 2002 exchange rate) to Japan's policyholder protection fund. Our estimated share of the assessment decreased 2002 net earnings by $26 million ($.05 per diluted share).

     Gain from the Termination of a Retirement Liability: For the year ended December 31, 2000, the termination of an accrued unfunded liability for projected retirement payments increased 2000 net earnings by $99 million ($.18 per diluted share).

     For information on our results of operations and financial information by segment, see Exhibit 13, pages 13-3 to 13-30 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), pages 13-45 to 13-48 (Note 2 of the Notes to the Consolidated Financial Statements) and page 13-76 (Note 12 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Foreign Currency Translation

     The functional currency of AFLAC Japan's insurance operation is the Japanese yen. Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

     We translate financial statement accounts that are maintained in foreign currencies into U.S. dollars as follows. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using weighted-average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. The yen/dollar exchange rate at December 31, 2002 was 119.90, compared with 131.95 at December 31, 2001. Weighted-average yen/dollar exchange rates were 125.15 in 2002, 121.54 in 2001 and 107.83 in 2000.

     Our business, in functional currency terms, continued to be strong in 2002, and we believe it is more appropriate to measure our performance excluding the effect of fluctuations in the yen/dollar exchange rate in order to understand our financial position and the basic operating results of our business. In 2002, the effect of the yen increased total assets by $3.2 billion, increased total liabilities by $3.1 billion and decreased net earnings by $10 million.

     For further information regarding the effect of currency fluctuations on our business, see Exhibit 13, pages 13-9 to 13-10 (Foreign Currency Translation section of MD&A), Exhibit 13, pages 13-17 to 13-19 (Currency Risk section of MD&A) and pages 13-45 to 13-48 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Insurance premiums

     The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $8.6 billion in 2002, $8.1 billion in 2001 and $8.2 billion in 2000. The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business for the years ended December 31:

(In millions)	2002	2001	2000

Annualized premiums in force, beginning of year	$8,167	$8,314	$8,395
New sales, including conversions	1,937	1,674	1,633
Change in unprocessed new sales	(126)	(64)	(176)
Premiums lapsed and surrendered	(1,076)	(939)	(831)
Other	120	50	46
Foreign currency translation adjustment	612	(868)	(753)

Annualized premiums in force, end of year	$9,634	$8,167	$8,314

Insurance - Japan

     AFLAC Japan earned premium income by major product categories is included in Note 2 of the Notes to the Consolidated Financial Statements, Exhibit 13, page 13-46. We translate annualized premiums in force into dollars at the respective period-end exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for AFLAC Japan for the years ended December 31:

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2002	2001	2000	2002	2001	2000

Annualized premiums in force,
beginning of year	$5,928	$6,452	$6,803	782	740	696
New sales, including conversions	867	755	921	108	92	100
Change in unprocessed new sales	(126)	(64)	(176)	(16)	(8)	(19)
Premiums lapsed and surrendered	(385)	(342)	(334)	(48)	(41)	(36)
Other	64	(5)	(9)	8	(1)	(1)
Foreign currency translation adjustment	612	(868)	(753)	-	-	-

Annualized premiums in force,
end of year	$6,960	$5,928	$6,452	834	782	740

     Our persistency has declined only slightly during the three-year period ending December 31, 2002, mainly due to the poor economic conditions in Japan and the increasing block of directly-issued business, which is generally less persistent. New annualized premium sales in yen were: 108.3 billion yen in 2002, up 17.9%; 91.9 billion yen in 2001, down 7.9%; and 99.8 billion yen in 2000, up 14.6%. The increases in annualized premiums in force in yen of 6.7% in 2002, 5.6% in 2001 and 6.3% in 2000, reflect the high persistency of AFLAC Japan's business and the sales of new policies. For further information regarding the Japanese economy and its effect on our operations, see Exhibit 13, page 13-14, which is incorporated herein by reference.

Insurance - U.S.

     AFLAC U.S. earned premium income by major product categories is summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-46. The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)	2002	2001	2000

Annualized premiums in force, beginning of year	$2,239	$1,862	$1,592
New sales, including conversions	1,070	919	712
Premiums lapsed	(691)	(597)	(497)
Other	56	55	55

Annualized premiums in force, end of year	$2,674	$2,239	$1,862

     New annualized premium sales were: $1.1 billion in 2002, up 16.4%; $919 million in 2001, up 29.1%; and $712 million in 2000, up 28.3%. The increases in annualized premiums in force of 19.5% in 2002, 20.3% in 2001 and 16.9% in 2000 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products.

Insurance Products - Japan

     AFLAC Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's health insurance system.

     The cancer life insurance plans we offer in Japan provide a fixed daily benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described below) in that the Japanese policies also provide death benefits and most have cash surrender values. We estimate that approximately 25% of the premiums earned from all cancer life plans are associated with these benefits. In mid-2000, we began selling new, lower-premium cancer life and care products to meet the needs of cost-sensitive buyers. At the end of 2000, we introduced a major revision to our cancer life policy, called 21st Century Cancer Life. Cancer life sales accounted for 35% of total sales in 2002, 52% in 2001 and 40% in 2000.

     In 2002, we introduced a whole life version of our Rider MAX product. Sales of Rider MAX, which provides accident and medical/sickness benefits, improved in 2002 primarily as a result of conversions of the original riders from a term version to the newly introduced whole life version. Rider MAX accounted for 31% of total sales in 2002, 25% in 2001 and 41% in 2000. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. We expect that these conversions will have less of an effect on total new annualized premium sales in future periods.

     We also introduced EVER, a whole life fixed-benefit medical product, in the first quarter of 2002. EVER accounted for 17% of total sales in 2002. We believe that consumer response has been favorably impacted by health care legislation in Japan that will increase out-of-pocket costs for approximately 63% of Japanese consumers beginning in April 2003. As a result, we believe that EVER will continue to be a popular product and a solid contributor to sales.

     The ordinary life products that we offer in Japan provide death benefits and may also include cash surrender values. These products are available as stand-alone policies and riders. Our annuity plan is an individual deferred premium annuity providing death benefits prior to annuitization age and annuity benefits during the pay-out period. Ordinary life and annuities accounted for 14% of sales in 2002, compared with 19% in 2001 and 14% in 2000.

     We also offer a living benefit life plan and accident and care policies in Japan. Mainly sold as a rider, the living benefit life plan is a life insurance policy that provides lump-sum benefits when policyholders experience either heart attack or stroke. Our accident insurance policy provides benefits for inpatient and outpatient treatment and surgery due to accidents. Our care insurance provides periodic benefits to those who become bedridden, demented, or seriously disabled due to illness or accident. These products individually accounted for less than 5% of total new annualized premium sales in the three-year period ending December 31, 2002.

Insurance Products - U.S.

     Our U.S. insurance is designed to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to higher than originally expected claims experience (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval. With the exception of our Medicare supplement product, which is a closed block of business, none of our products have had any major rate increase activity in the last five years.

     AFLAC U.S. offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available to the primary insured. Short-term disability policies provide disability benefits with a variety of elimination period/benefit period options. The longest such benefit period offered is two years. Accident/disability coverage continued to be our best-selling product category, accounting for 51% of total sales in 2002, 52% in 2001 and 55% in 2000.

     Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests. AFLAC periodically introduces new forms of coverage based on the anticipated needs of policyholders and our claim experience. Cancer expense insurance accounted for 21% of total sales in 2002, 24% in 2001 and 23% in 2000.

     We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including check-ups and cleanings. Plan features include a renewal guarantee, no deductible and a choice of dentist. The policies are portable and pay regardless of other insurance. Our dental insurance generated 7% of total sales in 2002 and 2001 and 3% of sales in 2000.

     In 2002, we introduced a personal sickness indemnity plan, which provides a fixed daily benefit for hospitalization due to sickness as well as physician benefits for accident or sickness. Our hospital indemnity product provides a fixed daily benefit for hospitalization and physician services due to accident or sickness. Our hospital indemnity product category, which includes these plans, contributed 10% of total sales in 2002 and 6% in both 2001 and 2000.

     AFLAC U.S. offers term and whole life policies sold through payroll deduction at the worksite and various term and whole life policies on a direct basis. We also offer other health insurance products including qualified and non-qualified long-term care plans, a hospital intensive care policy, and a specified health event policy. These products individually contributed less than 5% of total sales in each of 2002, 2001 and 2000.

Distribution - Japan

     Our largest distribution channel is the "corporate agency" system. In 2002, affiliated corporate agencies contributed 37% of total new annualized premium sales. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our products to their employees, suppliers and customers. These agencies help us reach employees at 95% of the companies listed on the Tokyo Stock Exchange.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. In 2002, independent corporate agencies accounted for 24% of total new annualized premium sales, while individual agencies accounted for 28% of total new annualized premium sales. Agents' activities are principally limited to insurance sales, with policyholder service functions handled by the main office in Tokyo and 85 offices throughout Japan.

     As of December 31, 2002, there were approximately 12,050 agencies in Japan with more than 58,000 licensed agents, compared with approximately 9,840 agencies and more than 52,200 licensed agents a year ago. We believe that new agencies will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image.

     In 2000, AFLAC Japan and Dai-ichi Mutual Life Insurance Co. (Dai-ichi Life) agreed to a marketing alliance that provides for sales of AFLAC Japan's cancer life product through Dai-ichi Life's sales force of 50,000 people. Sales commenced in April 2001. Dai-ichi Life sold approximately 359,500 of our cancer life policies in 2002, compared with 265,200 policies in 2001 and contributed 11% of total new annualized premium sales in both 2002 and 2001.

Distribution - U.S.

     Our sales force comprises independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business on a monthly basis during 2002 was 15,800, compared with 13,000 in 2001.

     Agents' activities are principally limited to sales. Administrative staff in Columbus, Georgia, and Albany, New York, handles policyholder service functions, including issuance of policies, premium collection, payment notices and claims. Agents are paid commissions based on first and renewal-year premiums from their sales of insurance products. State, regional and district sales coordinators are also independent agents and are compensated by override commissions and bonuses.

     We have concentrated on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from the "group" insurance sales approach, as our primary method of enrollment results from the individual insured being directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Worksite-marketed plans normally result in a lower average age of the insured at the time of policy issuance and also result in certain savings in administrative costs, a portion of which is passed on to the policyholder in the form of reduced premiums. Marketing at the worksite enables the agency force to reach a greater number of prospective policyholders and lowers distribution costs.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for many of AFLAC's products using pretax dollars. These programs help achieve increased penetration, as agents are required to present the program to all employees in a payroll account. They also help improve overall persistency levels due to the limited changes that are allowed during the plan year.

     In 2002, AFLAC U.S. collected premiums were $2.2 billion, 8.1% of which was collected in Texas, 6.7% in Florida, 5.8% in California and 5.0% in Georgia. Collected premiums in all other states were individually less than 5% of AFLAC U.S. premiums.

Competition - Japan

     In 1974, AFLAC became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining an operating license. Through 1981, we were the only company in Japan authorized to sell a cancer life insurance policy. In January 2001, Japan's insurance market was deregulated, and we experienced an increase in the number of companies selling products that compete with our policies. However, based on our growth of premiums in force, producing agents and customer accounts, we do not believe that our market position has been significantly impacted by increased competition as a result of deregulation. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products at a better value to consumers.

     AFLAC has had substantial success selling cancer life policies in Japan, with 13.9 million cancer life policies in force at December 31, 2002. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our long experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise developed in the United States.

Competition - U.S.

     There are approximately 2,000 life and accident and health insurance companies operating in the United States. We compete against 10 insurers on a national basis plus other insurers regionally. We believe that our policies and premium rates as well as the commissions paid to our sales agents are generally competitive with those offered by other companies providing similar types of insurance. However, we believe that our U.S. business is distinct from our competitors because of our product focus, distribution system, and name awareness. For most of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our only business and allows us to focus on exploring new product opportunities while also enhancing our existing products. By doing so, we believe we offer the best value in the market. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and branding efforts.

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

     Primary insurers generally do not provide full coverage of medical expenses or any coverage of nonmedical expenses. Therefore, our supplemental insurance is not an alternative to major medical insurance. Rather, it is sold to complement (supplement) major medical insurance by helping to cover the gap between major medical insurance reimbursements and an individual's total health care costs. Thus, we compete only indirectly with major medical insurers in terms of premium rates and similar factors. However, the scope of major medical coverage offered by other insurers does represent a limitation on the market for our products. Accordingly, expansion of coverage by other insurers, or governmental programs, could adversely affect our business opportunities. Conversely, any reduction of coverage, such as increased deductibles and co-payments, by other insurers or governmental programs could favorably affect our business opportunities.

Investments and Investment Results

     The following table shows an analysis of investment securities at December 31:

	AFLAC Japan		AFLAC U.S.

(In millions)	2002	2001	2002		2001

Securities available for sale, at fair value:
Fixed maturities	$18,036	$16,342	$4,623	*	$4,058	*
Perpetual debentures	2,569	2,399	161		155
Equity securities	136	103	122		142

Total available for sale	20,741	18,844	4,906		4,355

Securities held to maturity, at amortized cost:
Fixed maturities	8,394	5,417	-		-
Perpetual debentures	3,700	3,306	-		-

Total held to maturity	12,094	8,723	-		-

Total investment securities	$32,835	$27,567	$4,906		$4,355

*Includes securities held by the Parent Company of $207 in 2002 and $243 in 2001.

     Net investment income was $1.6 billion in 2002, 2001 and 2000. Net investment income has been relatively flat during the last three years primarily as a result of low available investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. As a result, more attention has been paid to the composition of the life insurance industry's assets. Our asset allocation is much different than the industry as a whole and, we believe, is better suited to a low interest rate environment. Based on financial results determined in accordance with Financial Services Agency (FSA) requirements for the fiscal year ended March 31, 2002, AFLAC Japan had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen for 2002, 2001 and 2000. AFLAC Japan earned this distinction while maintaining a debt security portfolio in which 97.9% and 98.7% of the securities were classified as investment grade at December 31, 2002 and 2001, respectively.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-13, 13-15, 13-21 to 13-23, and 13-28 to 13-29 (discussions relating to investments, balance sheet and cash flow) and pages 13-49 to 13-60 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Investments - Japan

     Yen-denominated debt securities accounted for 93% of AFLAC Japan's total debt securities at December 31, 2002 and 92% of AFLAC Japan's total debt securities at December 31, 2001. The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC Japan ($31.0 billion in 2002 and $25.9 billion in 2001) as of December 31:

	2002	2001

Debt securities:
Government and guaranteed	25.8%	26.2%
Municipalities	1.1	1.3
Public utilities	11.5	14.2
Banks/financial institutions	40.8	41.8
Other corporate	16.7	13.4

Total debt securities	95.9	96.9
Equity securities	.5	.4
Cash and cash equivalents	3.6	2.7

	100.0%	100.0%

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. AFLAC Japan purchased investments totaling approximately 565 billion yen in 2002 ($4.5 billion using the 2002 weighted-average exchange rate), 445 billion yen in 2001 ($3.7 billion using the 2001 weighted-average exchange rate) and 382 billion yen in 2000 ($3.5 billion using the 2000 weighted-average exchange rate). In 2002, 67.4% of the total yen-denominated purchases represented new money invested at an average yield of 3.65% to support our operational needs. Our bond swap activity accounted for 21.0% of yen-denominated purchases and shorter-dated investments used to manage cash flow needs represented the remaining 11.6% of yen-denominated purchases. Dollar-denominated new money, which represented 58.5% of total dollar-denominated purchases, was invested at an average yield of 7.39%. Dollar-denominated bond swaps accounted for the remaining 41.5% of total dollar-denominated purchases. In 2001, 84.9% of the total yen-denominated purchases represented new money invested at an average yield of 3.58% to support our operational needs. Our bond swap activity represented the remaining 15.1% of yen-denominated purchases. Dollar-denominated new money, which accounted for 59.3% of total dollar-denominated purchases, was invested at an average yield of 7.69%. Dollar-denominated bond swaps represented the remaining 40.7% of dollar-denominated purchases. In 2000, 95.0% of the total yen-denominated purchases represented new money invested at an average yield of 3.57% to support our operational needs. Our bond swap activity accounted for the remaining 5.0% of yen-denominated purchases. Dollar-denominated new money represented 73.2% of total dollar-denominated purchases at an average yield of 7.88%. Dollar-denominated bond swaps accounted for the remaining 26.8% of dollar-denominated purchases.

     We use specific criteria to judge the credit quality and liquidity of our investments and a variety of credit rating services to monitor these criteria. The percentage distribution of AFLAC Japan's debt securities, at amortized cost, by credit rating as of December 31 was as follows:

	2002	2001

AAA	2.3%	2.2%
AA	38.0	43.7
A	34.7	33.4
BBB	22.9	19.4
BB	2.1	1.3

	100.0%	100.0%

     Debt security purchases were as follows:

	2002	2001

AAA	.2%	.6%
AA	22.7	13.9
A	49.7	46.1
BBB	27.4	39.4

	100.0%	100.0%

Investments - U.S.

     The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC U.S. ($4.6 billion in 2002 and $4.1 billion in 2001) as of December 31:

	2002	2001

Debt securities:
U.S. Government	.4%	1.0%
Municipalities	.5	.5
Mortgage-backed securities	.2	.8
Public utilities	11.3	8.2
Sovereign and supranational	3.5	2.0
Banks/financial institutions	40.7	39.9
Other corporate	38.1	43.9

Total debt securities	94.7	96.3
Equity securities	2.6	2.7
Cash and cash equivalents	2.7	1.0

	100.0%	100.0%

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. Purchases of investments by AFLAC U.S. were approximately $1.2 billion in 2002, $1.6 billion in 2001 and $704 million in 2000. In 2002, of the total available funds, 92.6% was invested in corporate fixed-maturity securities at an average yield of 7.58% and 1.0% was invested in U.S. government or agency securities at an average yield of 6.01%. AFLAC U.S. invested 93.9% in corporate fixed-maturity securities in 2001 at an average yield of 7.78% and .6% in U.S. government or government agency securities at an average yield of 6.32%. In 2002 and 2001, we directed more funds to the corporate fixed-maturity security market due to the low yields available on U.S. government and government agency securities. AFLAC U.S. invested 73.2% in corporate fixed-maturity securities in 2000 at an average yield of 8.36% and 22.6% in U.S. government or government agency securities at an average yield of 7.66%.

     We use specific criteria to judge the credit quality and liquidity of our investments and a variety of credit rating services to monitor these criteria. The percentage distribution of debt securities for AFLAC U.S. and the Parent Company, at amortized cost, by credit rating as of December 31 was as follows:

	2002	2001

AAA	2.8%	3.5%
AA	11.5	14.9
A	50.4	53.7
BBB	31.7	27.3
BB	3.6	.6

	100.0%	100.0%

     Debt security purchases were as follows:

	2002	2001

AAA	1.9%	5.0%
AA	10.4	4.8
A	42.5	56.3
BBB	45.2	33.9

	100.0%	100.0%

Regulation - Japan

     A portion of AFLAC Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be transferred (repatriated) each year to AFLAC U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Payments are also made from AFLAC Japan to the Parent Company for management fees and to AFLAC U.S. for allocated expenses. Repatriated profits represent a portion of the after-tax earnings reported to the FSA on a March 31 fiscal year basis. Japanese regulatory basis earnings are determined using accounting principles that differ materially from accounting principles generally accepted in the United States of America (GAAP). Under Japanese statutory accounting practices, premium income is recognized on a cash basis, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods and assumptions are different, policyholder protection fund obligations are not accrued, and deferred income tax liabilities are recognized on a different basis.

     The FSA maintains its own solvency standards, a version of U.S. risk-based capital requirements, which are used by regulators in Japan to monitor the financial strength of insurance companies. AFLAC Japan's solvency margin continues to significantly exceed regulatory minimums. The FSA may not allow transfers of funds if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. We do not expect these requirements to adversely affect the funds available for remittances of earnings and payments of allocated expenses and management fees.

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

(In millions)	2002	2001

Net assets on GAAP basis	$4,787	$4,115
Elimination of deferred policy acquisition costs	(2,868)	(2,470)
Adjustment of unrealized gains and other adjustments
to carrying value of debt securities	(754)	(670)
Adjustment to policy liabilities	921	725
Adjustment to income tax liabilities	1,068	909
Reduction in premiums receivable	(111)	(185)
Elimination of policyholder protection fund liability	227	186
Other, net	(25)	33

Net assets on Japanese regulatory accounting basis	$3,245	$2,643

     In 1998, the Japanese government established the Life Insurance Policyholders Protection Corporation (LIPPC). For further information regarding the policyholder protection fund, see Exhibit 13, page 13-42, Note 2 of the Notes to the Consolidated Financial Statements.

     For additional information regarding AFLAC Japan's operations and regulations, see Exhibit 13, pages 13-10 to 13-14 (AFLAC Japan section of MD&A) and pages 13-45 to 13-48 and 13-70 to 13-71 (Notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Our branch in Japan is also subject to regulation and supervision in the United States as described below.

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

     AFLAC and its subsidiary, in common with all U.S. insurance companies, are subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities, and periodic examinations of the market conduct, financial, and other affairs of insurance companies.

     Also, there are various ongoing regulatory initiatives by the National Association of Insurance Commissioners (NAIC) relating to insurance products, investments, revisions to the risk-based capital formula and other actuarial and accounting matters.

     The NAIC has revised and codified statutory accounting principles to promote standardization throughout the industry. We adopted these new accounting principles effective January 1, 2001. The transition adjustments to reflect the prior years' effects increased AFLAC statutory capital and surplus by approximately $130 million.

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

     For further information concerning AFLAC U.S. operations, regulation and dividend restrictions, see Exhibit 13, pages 13-14 to 13-15 (AFLAC U.S. section of MD&A) and pages 13-45 to 13-48 and 13-70 to 13-71 (Notes 2 and 9 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Policy Liabilities - Japan and U.S.

     The reserves for policy liabilities reported in the financial statements have been computed in accordance with GAAP. These reserves differ from those reflected in the various regulatory financial statements filed by AFLAC and AFLAC Japan. Such differences arise from the use of different mortality, morbidity, interest and lapse assumptions, and actuarial reserving methods as required by regulatory authorities in the U.S. and Japan.

Employees

     AFLAC Japan had 2,661 full-time employees at December 31, 2002. AFLAC U.S. had 3,136 full-time employees at December 31, 2002. We consider our employee relations to be excellent.

Other Operations

     Our other operations include the Parent Company and a printing subsidiary. These operations had 289 full-time employees at December 31, 2002. We consider our relations with these employees to be excellent. For additional information on our other operations, see Exhibit 13, page 13-16 (Other Operations section of MD&A), which is incorporated herein by reference.

Forward-Looking Information

     This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For information on forward-looking information, see Exhibit 13, page 13-30, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

     AFLAC owns land and buildings that comprise two primary campuses located in Columbus, Georgia. The first campus, located on approximately 54 acres of land, includes buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. The approximate square footage of the buildings on this campus is 600,000 square feet. The second campus, located on approximately 104 acres of land, includes a building with approximately 270,000 square feet that provides additional support functions for our U.S. operations. AFLAC also leases administrative office space in Albany, New York, and Omaha, Nebraska.

     In Tokyo, Japan, AFLAC owns an administrative office building and a training facility with approximately 344,000 square feet. AFLAC also leases additional office space in Tokyo along with regional sales offices located throughout the country.

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various lawsuits considered to be in the normal course of business. Some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

NAME	PRINCIPAL OCCUPATION (*)	AGE

Daniel P. Amos	Chairman, AFLAC Incorporated and AFLAC since	51

May 2001; Chief Executive Officer, AFLAC Incorporated and AFLAC; President, AFLAC; President AFLAC Incorporated until May 2001; Director, Southern Company, Atlanta, GA; Director, Synovus Financial Corp., Columbus, GA

Monthon Chuaychoo	Vice President, Financial Services, AFLAC Incorporated	59
	and AFLAC

Kriss Cloninger III	President, AFLAC Incorporated since May 2001; Executive	55

Vice President, AFLAC Incorporated until May 2001; Chief Financial Officer, AFLAC Incorporated and AFLAC; Executive Vice President, AFLAC; Treasurer, AFLAC Incorporated; Director, Tupperware Corporation, Orlando, FL

Kermitt L. Cox	Senior Vice President, Corporate Actuary, AFLAC since January	59
	2000; Senior Vice President, Assistant Corporate Actuary from August 1998 until December 1999; Vice President, International Actuary until August 1998

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, AFLAC	44
	Incorporated

Akitoshi Kan	Executive Vice President, Internal Operations, AFLAC,	55

since January 2000; Deputy Chief Financial Officer, AFLAC Incorporated from April 1999 until September 2000; Executive Vice President, AFLAC International until December 1999; Executive Vice President, AFLAC Japan from January 1998 until March 1999; Deputy Chief Financial Officer, AFLAC, Senior Vice President, AFLAC Japan, Accounting, Information Systems, ABC and Legal Affairs until March 1999;

Joseph P. Kuechenmeister	Senior Vice President; Director of Sales and Marketing,	61
	AFLAC

Charles D. Lake II	President, AFLAC Japan since January 2003; Deputy President,	41

AFLAC Japan from July 2001 until December 2002; Senior Vice President, AFLAC Japan, General Counsel, Legal and Compliance from January 2001 until June 2001; Vice President and Counsel, AFLAC Japan from June 1999 until December 2000; Vice President and Counsel, AFLAC International, Inc. from February 1999 until August 2000; Senior Vice President and General Counsel, AFLAC International, Inc. from September 2000 until June 2001; Attorney at Law, Dewey Ballantine LLP, Washington, D.C. until January 1999

Joey M. Loudermilk	Executive Vice President; General Counsel and Corporate	49

Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, since October 2000; Senior Vice President, General Counsel and Corporate Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, until October 2000

Hidefumi Matsui	Chairman, AFLAC Japan since January 2003; President, AFLAC	58
	Japan until December 2002

Allan O'Bryant	President of AFLAC International, Inc., since September 2000;	44

President, aflacdirect.com, Ltd. since May 2000; Deputy Chief Financial Officer, AFLAC Incorporated since September 2000; Senior Vice President, AFLAC International, Inc. from September 1999 until September 2000; Senior Vice President, AFLAC Japan from March 2000 until September 2000; Vice President, AFLAC International, Inc. from January 1996 until September 1999; Vice President, AFLAC Japan from January 1999 until March 2000; General Manager, AFLAC Japan until January 1999

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, AFLAC	54

Incorporated and AFLAC since September 2000; Chief Accounting Officer, AFLAC Incorporated and AFLAC since January 2002; Treasurer, AFLAC since March 2002; Senior Vice President, Financial Resources, UnumProvident and predecessors until September 2000

Joseph W. Smith Jr.	Senior Vice President; Chief Investment Officer,	49
	AFLAC

Kathelen V. Spencer	Executive Vice President, Deputy Legal Counsel, AFLAC	45

Incorporated and AFLAC since December 2001; Senior Vice President, Deputy Legal Counsel, AFLAC Incorporated and AFLAC until November 2001; Director of Corporate Communications, AFLAC Incorporated; Assistant Secretary, AFLAC; President, AFLAC Foundation

Atsushi Yagai	First Senior Vice President; Director of Marketing and Sales,	39

AFLAC Japan since January 2002; Senior Vice President; Director of Marketing and Sales, AFLAC Japan from September 2001 until December 2001; President and Representative Director, Barilla Japan from July 1997 until August 2001

(*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

     Pursuant to General Instruction G to Form 10-K, Item 5 is incorporated by reference from the Company's 2002 Annual Report to Shareholders, pages 1, 59 to 60 (Note 9 of the Notes to the Consolidated Financial Statements), 64 and 67. This information is included herein as Exhibit 13, pages 13-1, 13-2, and 13-70 to 13-71 (Note 9 of the Notes to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except for share and per-share amounts)

AFLAC Incorporated and Subsidiaries

For the Year	2002		2001	2000		1999		1998

Revenues:
Premiums, principally
supplemental health insurance	$8,595		$8,061	$8,222		$7,264		$5,943
Net investment income	1,614		1,550	1,550		1,369		1,138
Realized investment gains (losses)	(14)		(31)	(102)		(13)		(2)
Other income	62		18	33		20		25

Total revenues	10,257		9,598	9,703		8,640		7,104

Benefits and expenses:
Benefits and claims	6,589		6,303	6,601		5,885		4,877
Expenses	2,409		2,214	2,090		1,977		1,676

Total benefits and expenses	8,998		8,517	8,691		7,862		6,553

Pretax earnings	1,259		1,081	1,012		778		551
Income taxes	438		394	325		207		64

Net earnings	$821	(1)	$687	$687	(2)	$571	(3)	$487	(4)

Per Common Share

Net earnings (basic)	$1.59	(1)	$1.31	$1.30	(2)	$1.07	(3)	$.91	(4)
Net earnings (diluted)	1.55	(1)	1.28	1.26	(2)	1.04	(3)	.88	(4)
Cash dividends	.23		.193	.167		.147		.128
Common shares used for
basic EPS (In thousands)	517,541		525,098	530,607		531,737		532,609
Common shares used for
diluted EPS (In thousands)	528,326		537,383	544,906		550,845		551,745

(1) Includes a charge of $26 ($.05 per basic and diluted share) for the policyholder protection fund in 2002 in Japan;
(2) Includes a benefit of $99 ($.19 per basic share, $.18 per diluted share) from the termination of a retirement liability;
(3) Includes gain of $67 ($.13 per basic share, $.12 per diluted share) due to a reduction in deferred tax liabilities from a tax rate cut in Japan and a charge of $41 ($.08 per basic share, $.07 per diluted share) for the policyholder protection fund in 1999 in Japan; (4) Includes gain of $121 ($.23 per basic share, $.22 per diluted share) due to a reduction in deferred income tax liabilities from a tax rate cut in Japan and a charge of $65 ($.12 per basic and diluted share) for the policyholder protection fund in 1998 in Japan

(continued)

AFLAC Incorporated and Subsidiaries
(In millions)
At Year-end	2002	2001	2000	1999	1998

Assets:
Investments and cash	$39,147	$32,792	$32,167	$32,024	$26,994
Other	5,911	5,068	5,064	5,017	4,228

Total assets	$45,058	$37,860	$37,231	$37,041	$31,222

Liabilities and shareholders' equity:
Policy liabilities	$32,726	$27,592	$28,565	$29,604	$24,034
Notes payable	1,312	1,207	1,079	1,018	596
Income taxes	2,364	2,091	1,894	1,511	1,865
Other liabilities	2,262	1,545	999	1,040	957
Shareholders' equity	6,394	5,425	4,694	3,868	3,770

Total liabilities and
shareholders' equity	$45,058	$37,860	$37,231	$37,041	$31,222

Supplemental Data

Yen/dollar exchange rate at
year-end (yen)	119.90	131.95	114.75	102.40	115.70
Weighted-average yen/dollar
exchange rate (yen)	125.15	121.54	107.83	113.96	130.89

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G to Form 10-K, Item 7 is incorporated by reference from the Company's 2002 Annual Report to Shareholders, pages 22 to 37. This information is included herein as Exhibit 13, pages 13-3 to 13-30.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     Pursuant to General Instruction G to Form 10-K, Item 7A is incorporated by reference from the Company's 2002 Annual Report to Shareholders, pages 24 to 25 and 29 to 31. This information is included herein as Exhibit 13, pages 13-9 to 13-10 and 13-17 to 13-20.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G to Form 10-K, Item 8 is incorporated by reference from the Company's 2002 Annual Report to Shareholders, pages 40 to 62 and 64. This information is included herein as Exhibit 13, pages 13-31 to 13-78.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure matters during the year-ended December 31, 2002.

PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on March 17, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Exchange Act).

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY Directors Executive Officers - see Part I, Item 4A herein	Voting Securities and Principal Holders Thereof. 1. Election of Directors	3 - 7

ITEM 11.	EXECUTIVE COMPENSATION

Board and Committee Meetings and Directors' Compensation; Summary Compensation Table; Stock Performance Graph; Retirement Plans for Key Executives; Defined Benefit Pension Plan; Employment Agreements and Termination of Employment Arrangements; Option Grants in 2002; Aggregated Option Exercises in 2002 and Option Values as of December 31, 2002

9 - 19

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	Voting Securities and Principal Holders Thereof. 1. Election of Directors; Equity Compensation Plan Information	2 - 7

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	Certain Transactions and Relationships	20

III-1

PART IV

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. The Parent Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Parent Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this annual report (Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Parent Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Parent Company (including its consolidated subsidiaries) required to be included in the Parent Company's reports filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Parent Company's internal controls or in other factors that could significantly affect such controls.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K
(a)	1.	FINANCIAL STATEMENTS			Page(s)

Included in Part II, Item 8, of this report and incorporated by reference to the following pages of Exhibit 13:
AFLAC Incorporated and Subsidiaries:
		Consolidated Statements of Earnings for each of the years in the			13-31 to 13-32
three-year period ended December 31, 2002
		Consolidated Balance Sheets at December 31, 2002 and 2001			13-33 to 13-34
		Consolidated Statements of Shareholders' Equity for each of the			13-35
years in the three-year period ended December 31, 2002
		Consolidated Statements of Cash Flows for each of the years			13-36 to 13-37
in the three-year period ended December 31, 2002
		Consolidated Statements of Comprehensive Income for each			13-38
of the years in the three-year period ended December 31, 2002
		Notes to the Consolidated Financial Statements			13-39 to 13-76
		Independent Auditors' Report			13-77
		Unaudited Consolidated Quarterly Financial Data			13-78

	2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:
		Independent Auditors' Report on Financial Statement Schedules			IV-6
		Schedule II	-	Condensed Financial Information of Registrant	IV-7 to IV-12
at December 31, 2002 and 2001, and for each
of the years in the three-year period ended
December 31, 2002
		Schedule III	-	Supplementary Insurance Information for each	IV-13
of the years in the three-year period ended
December 31, 2002
		Schedule IV	-	Reinsurance for each of the years in the	IV-14
three-year period ended December 31, 2002

     Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	EXHIBITS

	3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
	3.1		-	Bylaws of the Company, as amended - incorporated by reference from Form 10-Q for March 31, 2001, Commission file number 1-7434, Accession No. 0000004977-01-500058, Exhibit 3.2.
	4.0		-

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

	10.1	*	-	AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from the 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
	10.2	*	-

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

10.12	*	-

AFLAC Incorporated Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.8.

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2002.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
99.1		-	Certification of CEO and CFO dated March 25, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		-	1999 AFLAC Associate Stock Bonus Plan, as amended February 11, 2003.

*Management contract or compensatory plan or agreement.

(b)  REPORTS ON FORM 8-K

     During the three months ended December 31, 2002, one Current Report on Form 8-K, dated December 23, 2002, was filed to report the Company's press release announcing that AFLAC had received a formal proposal regarding funding for Japan's life insurance policyholder protection fund, and that management anticipated better-than-expected operating earnings growth for 2002.

(c)	EXHIBITS FILED WITH CURRENT FORM 10-K

	11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
	12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	13.0	-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2002.
	21.0	-	Subsidiaries.
	23.0	-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
	99.1	-	Certification of CEO and CFO dated March 25, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	-	1999 AFLAC Associate Stock Bonus Plan, as amended February 11, 2003.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The shareholders and board of directors of AFLAC Incorporated:

Under date of January 30, 2003, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
January 30, 2003

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
AFLAC Incorporated (Parent Only)

(In millions, except for share and per-share amounts)	December 31,

	2002	2001

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value
(amortized cost $208 in 2002 and $244 in 2001)	$207	$243
Investments in subsidiaries*	7,526	6,422
Other investments	20	9
Cash and cash equivalents	76	61

Total investments and cash	7,829	6,735
Due from subsidiaries*	82	66
Other assets	58	64

Total assets	$7,969	$6,865

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,283	$1,174
Employee and beneficiary benefit plans	135	134
Income taxes	98	93
Other liabilities	59	39

Total liabilities	1,575	1,440

Shareholders' Equity:
Common stock of $.10 par value - in thousands:
Authorized 1,000,000 shares; issued 648,618 shares in
2001 and 646,559 shares in 2000	65	65
Additional paid-in capital	371	338
Retained earnings	5,244	4,542
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	222	213
Unrealized gains on investment securities	2,416	1,878
Minimum pension liability adjustment	(8)	-
Treasury stock, at average cost	(1,916)	(1,611)

Total shareholders' equity	6,394	5,425

Total liabilities and shareholders' equity	$7,969	$6,865

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Earnings
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2002	2001	2000

Revenues:
Dividends from subsidiaries*	$358	$204	$234
Management and service fees from subsidiaries*	34	25	25
Investment income	6	12	12
Interest from subsidiaries*	5	2	2
Realized investment losses	(1)	(29)	-
Change in fair value of the interest rate component
of the cross-currency swaps	37	1	-
Other income (loss)	14	(8)	(5)

Total revenues	453	207	268

Operating expenses:
Interest expense	16	16	16
Termination of retirement liability	-	-	(101)
Other operating expenses	56	46	38

Total operating expenses	72	62	(47)

Earnings before income taxes and equity in
undistributed earnings of subsidiaries	381	145	315
Income tax expense:
Current	7	12	8
Deferred	1	-	3

Total income taxes	8	12	11

Earnings before equity in undistributed
earnings of subsidiaries	373	133	304
Equity in undistributed earnings of subsidiaries*	448	554	383

Net earnings	$821	$687	$687

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2002	2001	2000

Cash flows from operating activities:
Net earnings	$821	$687	$687
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(448)	(554)	(383)
Change in income taxes payable	7	12	9
Change in liability for employee and
beneficiary benefit plans	1	3	(119)
Realized investment losses	1	29	-
Other, net	(17)	19	20

Net cash provided by operating activities	365	196	214

Cash flows from investing activities:
Fixed maturity securities sold	278	332	176
Fixed maturity securities purchased	(242)	(314)	(204)
Other investments acquired	(12)	(3)	(2)
Other, net	-	(19)	(8)

Net cash provided (used) by investing activities	24	(4)	(38)

Cash flows from financing activities:
Proceeds from borrowings	254	333	294
Principal payments under debt obligations	(221)	(103)	(177)
Dividends paid to shareholders	(112)	(95)	(82)
Net change in amount due to/from subsidiaries*	(16)	(29)	(9)
Purchases of treasury stock	(346)	(350)	(239)
Treasury stock reissued	57	55	38
Proceeds from exercise of stock options	11	10	16
Other, net	(1)	25	(11)

Net cash used by financing activities	(374)	(154)	(170)

Net change in cash and cash equivalents	15	38	6
Cash and cash equivalents, beginning of year	61	23	17

Cash and cash equivalents, end of year	$76	$61	$23

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Comprehensive Income
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2002	2001	2000

Net earnings	$821	$687	$687

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during year - parent only	(118)	164	125
Equity in change in unrealized foreign currency
translation gains (losses) of subsidiaries during year	46	(45)	(28)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during
the year - parent only	(1)	-	8
Equity in unrealized gains (losses) on investment
securities held by subsidiaries	764	509	513
Equity in reclassification adjustment for realized
(gains) losses of subsidiaries included in net earnings	13	3	101
Minimum pension liability adjustment during year	(8)	-	-

Other comprehensive income before income taxes	696	631	719
Income tax expense related to items of other
comprehensive income	157	207	315

Other comprehensive income	539	424	404

Total comprehensive income	$1,360	$1,111	$1,091

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

(A)  Notes Payable

     A summary of notes payable as of December 31 follows:

(In millions)	2002	2001

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	250	227
.87% notes due June 2006 (principal amount 40 billion yen)	334	303
.96% notes due June 2007 (principal amount 30 billion yen)	250	-
Unsecured, yen-denominated notes payable to banks under a revolving credit agreement (principal amount 25.8 billion yen), paid July 2002:
1.24% fixed interest rate	-	29
Variable interest rate	-	166

Total notes payable	$1,283	$1,174

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 2002, are as follows:

(In millions)

2005	$250
2006	334
2007	250
2009	449

     For further information regarding notes payable, see Exhibit 13, page 13-63 (Note 6 of the Notes to the Consolidated Financial Statements).

(B)  Derivatives

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company has contracts for cross-currency swaps related to its senior notes payable. For further information regarding these derivatives, see Exhibit 13, page 13-39 and 13-58 (Notes 1 and 4 of the Notes to the Consolidated Financial Statements).

(C)  Accounting Changes Adopted

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For further information regarding accounting changes adopted, see Exhibit 13, page 13-39 (Note 1 of the Notes to the Consolidated Financial Statements).

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

(E) Dividend Restrictions

     See Exhibit 13, page 13-70 (Note 9 of the Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.

(F)  Supplemental Disclosures of Cash Flow Information
(In millions)	2002	2001	2000

Interest paid	$16	$16	$17
Impairment losses on investments*	1	29	-
Noncash financing activities:
Treasury shares issued for shareholder dividend reinvestment	7	6	5

*For the year ended December 31, 2001, we recognized pretax impairment losses of approximately $29 million. These losses were primarily attributable to a pretax impairment loss of $28 million related to the Company's investment in two human resource service companies.

SCHEDULE III
AFLAC INCORPORATED AND SUBSIDIARIES

Supplementary Insurance Information
Years Ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policy-holders' Funds	Premium Revenue	NetInvest-ment Income	Benefits and Claims	Amortiza-tion of Deferred Policy Acquisi-tion Costs	Other Operating Expenses		Premiums Written

2002:
AFLAC Japan	$2,868	$28,411	$330	$706	$6,374	$1,276	$5,230	$209	$1,273		$6,481
AFLAC U.S.	1,410	3,139	98	42	2,221	331	1,359	176	624		2,224
All other	-	-	-	-	-	7	-	-	127	(1)	-

Total	$4,277	$31,550	$428	$748	$8,595	$1,614	$6,589	$385	$2,024		$8,705

2001:
AFLAC Japan	$2,470	$23,969	$257	$484	$6,217	$1,234	$5,170	$178	$1,281		$6,270
AFLAC U.S.	1,175	2,752	95	35	1,844	303	1,133	150	528		1,847
All other	-	-	-	-	-	13	-	-	77		-

Total	$3,645	$26,721	$352	$519	$8,061	$1,550	$6,303	$328	$1,886		$8,117

2000:
AFLAC Japan	$2,706	$25,400	$261	$345	$6,668	$1,261	$5,632	$178	$1,354		$6,704
AFLAC U.S.	979	2,445	94	19	1,554	277	969	124	453		1,555
All other	-	1	-	-	-	12	-	-	(19	)(2)	-

Total	$3,685	$27,846	$355	$364	$8,222	$1,550	$6,601	$302	$1,788		$8,259

See the accompanying Independent Auditor's Report.

(1) Includes a charge of $40 for the policyholder protection fund in Japan; (2) Includes a benefit of $101 from the termination of a retirement liability

SCHEDULE IV
AFLAC INCORPORATED AND SUBSIDIARIES

Reinsurance
Years Ended December 31,

(In millions)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

2002:
Life insurance in force	$56,680	$1,205	$-	$55,475	-%

Premiums:
Health insurance	$7,839	$-	$-	$7,838	-
Life insurance	761	5	-	757	-

Total earned premiums	$8,600	5	-	$8,595	-

2001:
Life insurance in force	$46,610	$563	$-	$46,047	-

Premiums:
Health insurance	$7,366	$-	$-	$7,366	-
Life insurance	697	2	-	695	-

Total earned premiums	$8,063	$2	$-	$8,061	-

2000:
Life insurance in force	$51,496	$640	$-	$50,856	-

Premiums:
Health insurance	$7,523	$-	$-	$7,523	-
Life insurance	701	2	-	699	-

Total earned premiums	$8,224	$2	$-	$8,222	-

See the accompanying Independent Auditors' Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFLAC Incorporated

Date:	March 25, 2003	By	/s/ Daniel P. Amos

(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III	President, Chief Financial Officer	March 25, 2003

(Kriss Cloninger III)	Treasurer and Director

/s/ Ralph A. Rogers Jr.	Senior Vice President, Financial	March 25, 2003

(Ralph A. Rogers Jr.)	Services, Chief Accounting Officer

Certifications

I, Daniel P. Amos, certify that:

1.  I have reviewed this annual report on Form 10-K of AFLAC Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Daniel P. Amos

Daniel P. Amos
Chairman and Chief Executive Officer

I, Kriss Cloninger III, certify that:

1.  I have reviewed this annual report on Form 10-K of AFLAC Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Kriss Cloninger III

Kriss Cloninger III
President, Chief Financial Officer
and Treasurer

/s/ J. Shelby Amos II	Director	March 25, 2003
______________________________________		__________________
(J. Shelby Amos II)

/s/ Michael H. Armacost	Director	March 25, 2003
______________________________________		__________________
(Michael H. Armacost)

/s/ Joe Frank Harris	Director	March 25, 2003
______________________________________		__________________
(Joe Frank Harris)

/s/ Elizabeth J. Hudson	Director	March 25, 2003
______________________________________		__________________
(Elizabeth J. Hudson)

/s/ Kenneth S. Janke Sr.	Director	March 25, 2003
______________________________________		__________________
(Kenneth S. Janke Sr.)

/s/ Robert B. Johnson	Director	March 25, 2003
______________________________________		__________________
(Robert B. Johnson)

/s/ Charles B. Knapp	Director	March 25, 2003
______________________________________		__________________
(Charles B. Knapp)

/s/ Nobuhiro Mori	Director	March 25, 2003
______________________________________		__________________
(Nobuhiro Mori)

/s/ Yoshiki Otake	Director	March 25, 2003
______________________________________		__________________
(Yoshiki Otake)

/s/ E. Stephen Purdom	Director	March 25, 2003
______________________________________		___________________
(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	March 25, 2003
______________________________________		___________________
(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	March 25, 2003
______________________________________		___________________
(Marvin R. Schuster)

/s/ Henry C. Schwob	Director	March 25, 2003
______________________________________		___________________
(Henry C. Schwob)

/s/ Glenn Vaughn Jr.	Director	March 25, 2003
______________________________________		___________________
(Glenn Vaughn Jr.)

/s/ Robert L. Wright	Director	March 25, 2003
______________________________________		___________________
(Robert L. Wright)

EXHIBITS
3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
3.1		-	Bylaws of the Company, as amended - incorporated by reference from Form 10-Q for March 31, 2001, Commission file number 1-7434, Accession No. 0000004977-01-500058, Exhibit 3.2.
4.0		-

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

10.1	*	-	AFLAC Incorporated Amended 1985 Stock Option Plan - incorporated by reference from the 1994 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-94-000003, Exhibit A.
10.2	*	-

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

10.12	*	-

AFLAC Incorporated Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-95-000006, Exhibit 10.8.

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2002.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
99.1		-	Certification of CEO and CFO dated March 25, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		-	1999 AFLAC Associate Stock Bonus Plan, as amended February 11, 2003.

*Management contract or compensatory plan or agreement.

EXHIBITS FILED WITH CURRENT FORM 10-K
11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0	-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2002.
21.0	-	Subsidiaries.
23.0	-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
	-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
	-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
	-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
	-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
99.1	-	Certification of CEO and CFO dated March 25, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	-	1999 AFLAC Associate Stock Bonus Plan, as amended February 11, 2003.