Form 10-Q
period 2003-03-31
AFLAC INC
filed 2003-05-12
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 6, 2003

Common Stock, $.10 Par Value	513,370,656 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $19,424 in 2003
and $19,423 in 2002)	$23,017	$22,659
Perpetual debentures (amortized cost $2,901 in 2003
and $2,758 in 2002)	3,216	2,730
Equity securities (cost $193 in 2003 and $262 in 2002)	190	258
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $9,162 in 2003 and $8,599 in 2002)	8,295	8,394
Perpetual debentures (fair value $4,130 in 2003
and $3,595 in 2002)	3,684	3,700
Other investments	28	27
Cash and cash equivalents	985	1,379

Total investments and cash	39,415	39,147
Receivables, primarily premiums	405	435
Accrued investment income	370	414
Deferred policy acquisition costs	4,355	4,277
Property and equipment, at cost less accumulated depreciation	478	482
Other	318	303

Total assets	$45,341	$45,058

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	March 31,
	2003	December 31,
	(Unaudited)	2002

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$30,296	$29,797
Unpaid policy claims	1,793	1,753
Unearned premiums	444	428
Other policyholders' funds	752	748

Total policy liabilities	33,285	32,726
Notes payable	1,311	1,312
Income taxes	2,721	2,364
Payables for security transactions	14	274
Payables for return of cash collateral on loaned securities	88	1,049
Other	910	939
Commitments and contingent liabilities (Note 8)

Total liabilities	38,329	38,664

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 649,696
shares in 2003 and 648,618 shares in 2002	65	65
Additional paid-in capital	378	371
Retained earnings	5,445	5,244
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	218	222
Unrealized gains on investment securities	2,870	2,416
Minimum pension liability adjustment	(11)	(8)
Treasury stock, at average cost	(1,953)	(1,916)

Total shareholders' equity	7,012	6,394

Total liabilities and shareholders' equity	$45,341	$45,058

Shareholders' equity per share	$13.62	$12.43

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Premiums, principally supplemental health insurance	$2,372	$1,998
Net investment income	430	381
Realized investment gains (losses)	(7)	(8)
Other income	12	-

Total revenues	2,807	2,371

Benefits and expenses:
Benefits and claims	1,800	1,534
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	113	89
Insurance commissions	273	243
Insurance expenses	227	196
Interest expense	5	4
Other operating expenses	19	20

Total acquisition and operating expenses	637	552

Total benefits and expenses	2,437	2,086

Earnings before income taxes	370	285
Income taxes	133	102

Net earnings	$237	$183

Net earnings per share:
Basic	$.46	$.35
Diluted	.45	.34

Common shares used in computing earnings per share (In thousands):
Basic	514,565	519,473
Diluted	524,468	529,627

Cash dividends per share	$.07	$.05

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Three Months Ended March 31,
	2003	2002

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	371	338
Exercise of stock options, including income tax benefits	5	2
Gain on treasury stock reissued	2	4

Balance, end of period	378	344

Retained earnings:
Balance, beginning of period	5,244	4,542
Net earnings	237	183
Dividends to shareholders ($.07 per share in 2003
and $.05 per share in 2002)	(36)	(26)

Balance, end of period	5,445	4,699

Accumulated other comprehensive income:
Balance, beginning of period	2,630	2,092
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(4)	1
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	454	(168)
Minimum pension liability adjustment during period,
net of income taxes	(3)	-

Balance, end of period	3,077	1,925

Treasury stock:
Balance, beginning of period	(1,916)	(1,611)
Purchases of treasury stock	(53)	(133)
Cost of shares issued	16	8

Balance, end of period	(1,953)	(1,736)

Total shareholders' equity	$7,012	$5,297

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net earnings	$237	$183
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Change in receivables and advance premiums	61	65
Increase in deferred policy acquisition costs	(86)	(80)
Increase in policy liabilities	633	570
Change in income tax liabilities	130	100
Realized investment losses	7	8
Other, net	(7)	28

Net cash provided by operating activities	975	874

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	813	657
Fixed maturities matured	329	212
Equity securities and other	59	35
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,128)	(1,046)
Perpetual debentures	(168)	-
Equity securities	(2)	(47)
Securities held to maturity:
Fixed maturities	(252)	(381)
Change in cash collateral on loaned securities, net	(969)	(491)
Other, net	(4)	(4)

Net cash used by investing activities	$(1,322)	$(1,065)

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from financing activities:
Purchases of treasury stock	$(53)	$(133)
Dividends paid to shareholders	(34)	(24)
Principal payments under debt obligations	(4)	(3)
Change in investment-type contracts, net	26	19
Treasury stock reissued	9	7
Other, net	5	2

Net cash used by financing activities	(51)	(132)

Effect of exchange rate changes on cash and cash equivalents	4	(6)

Net change in cash and cash equivalents	(394)	(329)
Cash and cash equivalents, beginning of period	1,379	852

Cash and cash equivalents, end of period	$985	$523

Supplemental disclosures of cash flow information:
Interest paid	$-	$1
Income taxes paid	2	2
Impairment losses included in realized investment losses	-	42
Noncash financing activities:
Capitalized lease obligations	5	1
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	7	2
Associate stock bonus	7	5

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended March 31,
	2003	2002

Net earnings	$237	$183

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains
(losses) during period	(2)	9
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	690	(227)
Reclassification adjustment for realized (gains) losses
included in net earnings	(9)	8
Minimum pension liability adjustment during period	(3)	-

Total other comprehensive income (loss) before income taxes	676	(210)
Income tax expense (benefit) related to items of other
comprehensive income	229	(42)

Other comprehensive income (loss) net of income taxes	447	(168)

Total comprehensive income	$684	$15

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of March 31, 2003, and the consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2003 and 2002. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     These financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 2002.

     Employee Stock Options: We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

(In millions, except for per-share amounts)	March 31, 2003	March 31, 2002

Net earnings, as reported	$237	$183
Deduct compensation expense determined under a
fair value method, net of tax	8	9

Pro forma net earnings	$229	$174

Earnings per share:
Basic - as reported	$.46	$.35
Basic - pro forma	.44	.33

Diluted - as reported	$.45	$.34
Diluted - pro forma	.43	.32

2.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. We are currently evaluating our investments in variable interest entities. The requirements of the interpretation, however, are not expected to have a material impact on our financial position or results of operations.

     For additional information on new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

3.  BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: AFLAC Japan and AFLAC U.S. We sell supplemental health and life insurance through AFLAC Japan and AFLAC U.S. Most of our policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a non-GAAP financial performance measure called pretax operating earnings. Our definition of pretax operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the three months ended March 31 follows:

(In millions)	2003	2002

Revenues:
AFLAC Japan:
Earned premiums	$1,748	$1,474
Net investment income	341	300
Other income	6	(2)

Total AFLAC Japan	2,095	1,772

AFLAC U.S.:
Earned premiums	624	524
Net investment income	88	80
Other income	2	2

Total AFLAC U.S.	714	606

Other business segments	10	6

Total business segment revenues	2,819	2,384
Realized investment gains (losses)	(7)	(8)
Corporate*	12	9
Intercompany eliminations	(17)	(14)

Total revenues	$2,807	$2,371

Earnings before income taxes:
AFLAC Japan	$285	$221
AFLAC U.S.	107	92
Other business segments	-	(1)

Total business segment earnings	392	312
Realized investment gains (losses)	(7)	(8)
Interest expense, noninsurance operations	(4)	(4)
Corporate*	(11)	(15)

Total earnings before income taxes	$370	$285

*Includes investment income of $1 in both 2003 and 2002. Also, includes loss of $4 in 2002 related to changes in fair value of the interest rate component of the cross-currency swaps. The gain related to the change in fair value was insignificant in 2003.

Assets were as follows:

	March 31,	December 31,
(In millions)	2003	2002

Assets:
AFLAC Japan	$38,118	$37,983
AFLAC U.S.	6,878	6,672
Other business segments	61	62

Total business segment assets	45,057	44,717
Corporate	8,518	7,887
Intercompany eliminations	(8,234)	(7,546)

Total assets	$45,341	$45,058

4.  INVESTMENTS

Realized Investment Gains and Losses

     In the first quarter of 2003, we realized pretax losses of $7 million (after tax, $.01 per diluted share) as a result of securities sales.

     In the first quarter of 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. We also recorded pretax impairment losses of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. The preceding impairment losses and other investment transactions in the normal course of business decreased pretax earnings by $8 million (after-tax, $.01 per diluted share).

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2003	2002

Unrealized gains on securities available for sale	$3,905	$3,204
Unamortized unrealized gains on securities transferred
to held to maturity	605	625
Deferred income taxes	(1,640)	(1,413)

Shareholders' equity, net unrealized gains on investment securities	$2,870	$2,416

     During the first quarter of 2003, we reclassified our investments in two issuers from held to maturity to available for sale as a result of the issuers' credit rating downgrades. The debt securities of the issuers that we reclassified to the available-for-sale portfolio as of March 31, 2003, had an amortized cost of $366 million. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $4 million related to one of these securities. This gain represented the remaining unamortized portion of a $5 million gain established in 1998, when we reclassified this investment from available for sale to held to maturity.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2003, we had security loans outstanding with a fair value of $87 million, and we held cash in the amount of $88 million as collateral for these loaned securities. At December 31, 2002, we had security loans outstanding with a fair value of $1.0 billion, and we held cash in the amount of $1.0 billion as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

5.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     As of March 31, 2003, and December 31, 2002, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 6). We designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in AFLAC Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the financial statements as follows:

	March 31,	December 31,
(In millions)	2003	2002

Interest rate component	$38	$38
Foreign currency component	(19)	(18)
Accrued interest component	10	5

Total fair value of cross-currency swaps	$29	$25

The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2003	2002

Balance, beginning of period	$(18)	$27
Increase in fair value of cross-currency swaps	4	5
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(5)	(1)

Balance, end of period	$(19)	$31

6.  NOTES PAYABLE

     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2003	2002

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	250	250
.87% notes due June 2006 (principal amount 40 billion yen)	333	334
.96% notes due June 2007 (principal amount 30 billion yen)	250	250
Obligations under capitalized leases, payable monthly through
2007, secured by computer equipment in Japan	29	29

Total notes payable	$1,311	$1,312

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at March 31, 2003. No events of default or defaults occurred during the three months ended March 31, 2003.

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:

(In thousands of shares)	2003	2002

Common stock - issued:
Balance, beginning of period	648,618	646,559
Exercise of stock options	1,078	528

Balance, end of period	649,696	647,087

Treasury stock:
Balance, beginning of period	134,179	124,944
Purchases of treasury stock:
Open market	1,660	5,218
Other	53	4
Shares issued to AFL Stock Plan	(393)	(441)
Exercise of stock options	(672)	(280)

Balance, end of period	134,827	129,445

Shares outstanding, end of period	514,869	517,642

     As of March 31, 2003, we had approximately 15 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the three months ended March 31, 2003, there were approximately 307,500 weighted-average shares, compared with 1,984,200 shares in 2002, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans which provide pension and various post-retirement benefits. For further information regarding our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     Land Purchase Commitment: A portion of AFLAC Japan's administrative office building is located on leased land. Under the terms of the lease agreement, we are committed to purchase the leased land, at fair value, upon the demand of the owner. As of March 31, 2003, the fair value of the leased land was 1.8 billion yen ($15 million using the March 31, 2003, exchange rate).

     Litigation: We are a defendant in various lawsuits considered to be in the normal course of business. Some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

REVIEW BY INDEPENDENT AUDITORS

     The March 31, 2003, and 2002, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 16.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements.

KPMG LLP

Atlanta, GA
April 23, 2003

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2002 to March 31, 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2002.

Company Overview

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health and life insurance, which is marketed and administered through AFLAC. Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our insurance operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

Critical Accounting Estimates

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The estimates discussed below are critical to an understanding of AFLAC's results of operations and financial condition. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analysis and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 84% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could result in significantly different results.

Investments

     Our investments in debt and equity securities include both publicly traded and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security's credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with Staff Accounting Bulletin (SAB) No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of potentially impaired investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

    percentage decline in value and the length of time during which the decline has occurred, recoverability of principal and interest,
    market conditions,
    ability and intent to hold the investment,
    a pattern of continuing operating losses of the issuer,
    rating agency actions that affect the issuer's credit status, adverse changes in the issuer's availability of production resources, revenue sources, technological conditions, and adverse changes in the issuer's economic, regulatory or political environment.

Deferred Policy Acquisition Costs and Policy Liabilities

     AFLAC products are generally long-duration fixed-benefit indemnity products. As such, our products are accounted for under the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We make estimates of certain factors that affect the profitability of our business in order to match expected policy benefits and expenses with expected policy premiums. These assumptions include persistency, morbidity, mortality, interest rates and expenses. If actual results mirror the assumptions used in establishing policy liabilities and the deferral and amortization of acquisition costs, profits will emerge as a level percentage of premium revenue. However, because actual results will vary from the assumptions, the level of profits as a percentage of premium revenue will vary from year to year.

     We calculate future policy benefits based on assumptions of morbidity, mortality, persistency and interest established at the time a policy is sold. Generally, changes to these assumptions are not allowed unless it is determined that the policy reserves are not adequate due to actual results varying from original assumptions.

     We measure the adequacy of our policy reserves and recoverability of deferred policy acquisition costs (DAC) annually by performing gross premium valuations on our business. The valuations are performed using a number of different assumption scenarios. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

     Under the requirements of SFAS No. 60, certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is sensitive to our estimates of persistency, interest and future premium revenue at the time of policy issuance. However, the unamortized balance of DAC reflects the actual persistency to date. As presented in the following table, the ratio of DAC to annualized premium in force has been relatively stable for AFLAC U.S. and AFLAC Japan.

Deferred Policy Acquisition Cost Ratios

	AFLAC Japan		AFLAC U.S.
(In millions)	(In Yen)		(In Dollars)

	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002

Deferred policy acquisition costs	349,511	343,845	1,448	1,410
Annualized premiums in force	855,435	834,424	2,731	2,674
Deferred policy acquisition costs
as a percentage of annualized
premiums in force	40.9%	41.2%	53.0%	52.7%

Policy Liabilities

     Our policy liabilities include two primary components: future policy benefits and unpaid policy claims, which account for 91% and 5% of total policy liabilities at March 31, 2003, respectively. Future policy benefits represent our estimate of claims that will occur in the future and are generally calculated as the present value of expected benefits less the present value of expected net premiums, including a provision for adverse deviation. Unpaid policy claims include those claims that have occurred and are in the process of payment as well as an estimate of those claims that have occurred but have not yet been reported to us. Assumptions underlying the estimate of the unpaid policy claims are updated annually and incorporate our historical experience as well as other data that provides information regarding our outstanding liability.

RESULTS OF OPERATIONS

     We evaluate and manage our overall operations using a non-GAAP financial performance measure called operating earnings and our business segments using pretax operating earnings. Our definition of operating earnings as presented in the following discussion starts with net earnings and excludes the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. We believe that the analysis of operating earnings and pretax operating earnings, in addition to the analysis of net earnings as determined in accordance with GAAP, provides information that may enhance an investor's understanding of our underlying profitability and results of operations by excluding the effect of our reconciling items, which may vary significantly from period-to-period. Our discussion of earnings and comparisons thereof focuses on pretax operating earnings and operating earnings. References to operating earnings per share are based on the diluted number of average outstanding shares, unless stated otherwise. The difference between the percentage changes in operating earnings and operating earnings per share can be impacted by the share repurchase program, reissued treasury stock, and the dilutive effect of stock options. The table below sets forth the results of operations by business segment for the three-month periods ended March 31.

Summary of Operating Results by Business Segment
(In millions, except for share and per-share amounts)	Percentage Change	2003	2002

Operating earnings:
AFLAC Japan	29.3%	$285	$221
AFLAC U.S.	15.5	107	92
Other business segments		-	(1)

Total business segments	25.6	392	312
Interest expense, noninsurance operations	(22.2)	(4)	(4)
Corporate and eliminations	4.2	(11)	(11)

Pretax operating earnings	26.8	377	297
Income taxes	26.8	133	105

Operating earnings	26.8	244	192
Reconciling items, net of tax:
Realized investment gains (losses)		(7)	(5)
Change in fair value of the interest rate
component of the cross-currency swaps		-	(4)

Net earnings	29.9%	$237	$183

Operating earnings per basic share	27.0%	$.47	$.37
Operating earnings per diluted share	27.8	.46	.36

Net earnings per basic share	31.4%	$.46	$.35
Net earnings per diluted share	32.4	.45	.34

Weighted-average shares outstanding - basic (In thousands)	(.9)%	514,565	519,473
Weighted-average shares outstanding - diluted (In thousands)	(1.0)	524,468	529,627

     The following table presents a reconciliation of operating earnings per share to net earnings per share for the three-month periods ended March 31.

	2003	2002

Operating earnings per diluted share	$.46	$.36
Reconciling items, net of tax:
Realized investment gains (losses)	(.01)	(.01)
Change in fair value of the interest rate component
of the cross-currency swaps	-	(.01)

Net earnings per diluted share	$.45	$.34

     For the quarter ended March 31, 2003, we realized after-tax investment losses of $7 million ($.01 per diluted share) as a result of securities sales.

     For the quarter ended March 31, 2002, we recognized pretax impairment losses of $42 million and pretax realized gains of $37 million as a result of several bond sale and purchase transactions. The preceding activity and other transactions in the normal course of business decreased net earnings by $5 million ($.01 per diluted share). See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

     For the three months ended March 31, 2003, we recognized an after-tax gain of $295 thousand (nil per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable, compared with an after-tax loss of $4 million ($.01 per diluted share) for the same period in 2002. These amounts are included in other income in the consolidated statements of earnings.

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

     The following table illustrates the effect of foreign currency translation by comparing selected percentage changes of our actual operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

Foreign Currency Translation Effect on Operating Results
Three Months Ended March 31,

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**

	2003	2002	2003	2002

Premium income	18.7%	(.6)%	9.7%	8.3%
Net investment income	12.8	(.2)	6.1	6.5
Total benefits and expenses	16.8	(1.9)	7.9	6.9
Operating earnings*	26.8	8.7	20.2	14.5
Operating earnings per share*	27.8	9.1	22.2	15.2

*	See page 19 for our definition of operating earnings.
**	Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Operating earnings per diluted share increased 27.8% to $.46 for the three months ended March 31, 2003, compared with the same period in 2002. The weighted-average yen/dollar exchange rate was 118.93 for the three months ended March 31, 2003, or 11.6% stronger than the weighted-average yen/dollar exchange rate of 132.69 in the first quarter of 2002. The effect of foreign currency translation increased operating earnings by approximately $.02 per diluted share for the first quarter of 2003. Operating earnings per diluted share, excluding the effect of foreign currency translation, increased 22.2%, to $.44 for the first quarter, compared with the same period in 2002.

     Our primary financial objective is the growth of operating earnings per diluted share, excluding the effect of foreign currency fluctuations. For 2003, our objective is to increase operating earnings per diluted share by 15% to 17% excluding the impact of currency translation. Our objective for 2004 is to increase operating earnings per diluted share by 15% excluding the impact of currency translation. We establish objectives for operating earnings growth excluding foreign currency translation rather than establishing growth objectives for net earnings because our reconciling items, which include the effect of foreign currency, realized gains and losses and the impact of SFAS No. 133, are inherently unpredictable.

     Our specific objective for 2003 is to achieve operating earnings per diluted share of at least $1.80, excluding the impact of currency translation. If we achieve that objective, the following table shows the likely results for 2003 operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2003 Operating EPS Scenarios

Weighted-Average
Yen/dollar	Operating	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2002	on EPS

115.00	$1.88	20.5%	$.08
120.00	1.84	17.9	.04
125.15 *	1.80	15.4	-
130.00	1.77	13.5	(.03)
135.00	1.74	11.5	(.06)

*Actual 2002 weighted-average exchange rate

Share Repurchase Program

     During the first quarter, we acquired approximately 2 million shares of our stock. As of March 31, 2003, we had approximately 15 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.3% for the three-month periods ended March 31, 2003, and 2002.

INSURANCE OPERATIONS, AFLAC JAPAN SEGMENT

     AFLAC Japan, which operates as a branch of AFLAC, is the primary component of the AFLAC Japan segment, which is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Financial Services Agency (FSA) requirements for the six months ended September 30, 2002, AFLAC Japan ranked first in profitability among all foreign life insurance companies operating in Japan and 11th in terms of assets among all life insurance companies operating in Japan.

Japanese Economy

     The economic situation in Japan remained sluggish during the first three months of 2003. In its April 2003 Monthly Report, The Bank of Japan noted that economic activity remained flat and that uncertainty regarding any recovery was on the rise. Weak private consumption, high unemployment, declining wages and slowing public investment continue to hinder economic growth. And while corporate profits continued their gradual recovery and new job offers appeared to be increasing, improvements in business sentiment have largely come to a halt. As a result, the problems created by excessive employment and debt continue to preclude the momentum needed for a self-sustaining recovery. As we have indicated in years past, the economic outlook remains uncertain, and any recovery is largely dependent on regional and global conditions.

AFLAC Japan Segment Pretax Operating Earnings

     The following table presents a summary of operating results for the AFLAC Japan segment.

AFLAC Japan Summary of Operating Results
Three Months Ended March 31,

(In millions)	2003	2002

Premium income	$1,748	$1,474
Net investment income	341	300
Other income	6	(2)

Total operating revenues	2,095	1,772

Benefits and claims	1,417	1,213
Operating expenses	393	338

Total benefits and expenses	1,810	1,551

Pretax operating earnings*	$285	$221

Weighted-average yen/dollar exchange rates	118.93	132.69

	In Dollars		In Yen

Percentage changes over previous period:	2003	2002	2003	2002

Premium income	18.6%	(6.2)%	6.5%	5.2%
Net investment income	13.7	(1.6)	2.0	10.5
Total operating revenues	18.2	(5.5)	6.1	6.0
Pretax operating earnings*	29.2	8.3	15.8	21.7

Ratios to total revenues, in dollars:	2003	2002

Benefits and claims	67.6%	68.5%
Operating expenses	18.8	19.0
Pretax operating earnings*	13.6	12.5

*See page 19 for our definition of operating earnings.

     In the first quarter of 2003, the 11.6% strengthening of the weighted-average yen/dollar exchange rate caused AFLAC Japan's comparative rates of growth in yen terms to be slightly lower due to the dollar-denominated investment income from its holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income accounts for approximately 28% of AFLAC Japan's investment income. As a result, translating AFLAC Japan's dollar-denominated investment income into yen suppresses the increases in net investment income, total operating revenues and pretax operating earnings in yen terms when the yen strengthens. The following table illustrates the impact on AFLAC Japan's yen operating results of translating its dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Period
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**

	2003	2002	2003	2002

Net investment income	2.0%	10.5%	5.3%	6.8%
Total operating revenues	6.1	6.0	6.7	5.4
Pretax operating earnings*	15.8	21.7	19.9	16.6

*	See page 19 for our definition of operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Changes in AFLAC Japan's pretax operating earnings and profit margins are primarily affected by investment yields, morbidity, mortality, persistency and expense levels. Continuing favorable claim trends and the shift in our product mix to lower loss ratio products contributed to the decline in the benefit ratio. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. We also expect the operating expense ratio to be relatively stable in the future. Despite the negative effect of low investment returns compared with required interest, the profit margin improved in the first quarter due to both the declining benefit and operating expense ratios.

AFLAC Japan Sales

     AFLAC Japan again produced better-than-expected total new annualized premium sales of 27.0 billion yen, which were 12.1% higher than total new annualized premium sales of 24.1 billion yen in the first quarter of 2002. Total new annualized premium sales as reported in dollars increased 24.8% to $227 million, compared with $182 million in the first quarter of 2002. First quarter sales were better than expected due to strong results for EVER, our new stand-alone indemnity medical policy, and solid contributions from Rider MAX sales and conversions.

     Sales of EVER, our newest product, represented 25% of first quarter sales in 2003, up from 6% a year ago. Introduced in the first quarter of 2002, EVER was developed to address consumer interest in whole-life medical insurance as a result of health care legislation that increased out-of-pocket costs for Japanese consumers in April 2003. We believe that EVER will continue to be a popular product and a solid contributor to sales.

     Sales of Rider MAX, the medical/sickness rider to our cancer life coverage, posted a 29% increase in yen terms over the first quarter of 2002 and represented approximately 31% of total sales in the first quarter of 2003, compared with 27% a year ago. Rider MAX sales continued to benefit from conversions of the original term policy to the newly introduced whole-life version of our Rider MAX product. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. In the first quarter of 2003, conversions accounted for 20% of Rider MAX sales, compared with 9% a year ago. We believe conversions will remain strong through the end of the second quarter of 2003 and likely decline thereafter.

     As expected, cancer life sales were lower than a year ago due in part to our current marketing focus on medical products and a smaller sales contribution from Dai-Ichi Life. Cancer life sales accounted for 29% of total sales, compared with 44% for the quarter ended March 31, 2002. Dai-ichi Life sales of our cancer life policies in the three-month period ended March 31, 2003, accounted for approximately 9% of new annualized premium sales, compared with 14% for a year ago. Ordinary life and annuities accounted for 13% of sales during the quarter, compared with 21% in the first quarter of 2002.

     We believe that new agencies and sales associates will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image. Our objective for 2003 is to increase total new annualized premium sales by 5% to 10% in yen terms.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Reflecting the continued weakness in Japan's economy, investment yields on yen-denominated debt securities fell during the first quarter. For instance, the yield of a composite index of 20-year Japanese government bonds was 1.53% at the end of the fourth quarter of 2002, and ended the first quarter of 2003 at 1.12%. However, we were able to achieve a return on average invested assets, net of investment expenses, of 4.70% for the quarter ended March 31, 2003, compared with 4.79% a year ago by continuing to focus on selected debt investments.

     We purchased yen-denominated securities at an average yield of 3.88% in the first quarter, compared with 3.51% in the first quarter of 2002. Including dollar-denominated investments, our blended new money yield was 4.13% for the quarter, compared with 3.86% for the quarter ended March 31, 2002. At March 31, 2003, the yield on AFLAC Japan's fixed-maturity portfolio was 4.71%, compared with 4.85% at March 31, 2002.

INSURANCE OPERATIONS, AFLAC U.S. SEGMENT

AFLAC U.S. Segment Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, persistency, investment yields and expense levels. As a percentage of premium income, total benefits have remained fairly consistent at 61.5% in the first quarter of 2003, compared with 61.1% in 2002. Additionally, our policy persistency by product has remained stable and the excess of investment yields over required interest on policy reserves has not changed materially during the past few years. For the current year, we expect the operating expense ratio to be in the range of 31.3% to 31.8%. We expect the profit margin for 2003 to be in the range of 14.5% to 15.0%. The following table presents a summary of operating results for the AFLAC U.S. segment.

AFLAC U.S. Summary of Operating Results
Three Months Ended March 31,

(In millions)	2003	2002

Premium income	$624	$524
Net investment income	88	80
Other income	2	2

Total operating revenues	714	606

Benefits and claims	383	320
Operating expenses	224	194

Total benefits and expenses	607	514

Pretax operating earnings*	$107	$92

Percentage changes over previous period:

Premium income	19.0%	19.5%
Net investment income	9.9	9.3
Total operating revenues	17.8	18.0
Pretax operating earnings*	15.5	13.5

Ratios to total revenues:

Benefits and claims	53.7%	52.9%
Operating expenses	31.3	31.8
Pretax operating earnings*	15.0	15.3

*See page 19 for our definition of operating earnings.

AFLAC U.S. Sales

     Total new annualized premium sales rose 8.8% in the first quarter to $256 million, compared with $236 million for the three months ended March 31, 2002. Although sales were lower than expected, we continue to see signs that our U.S. business remains fundamentally strong.

     An integral part of our strategy for continued growth in the United States is expanding our distribution system. During the first quarter of 2003, we focused on expanding the management network supporting our sales associates. We increased the number of regional and district sales coordinators to enhance our recruiting and training capabilities. We also created two new sales territories effective May 3, 2003. We have also focused on product expansion and will be introducing enhanced versions of our cancer, accident and short-term disability insurance policies during the year. While these changes may be a bit disruptive in the short run, we believe that they will provide a base for long-term growth that will benefit sales in future quarters. Based on our first quarter sales results and the changes we are making in our sales organization, we now expect new annualized premium sales to grow 10% to 15% for the year, compared with the 15% increase we had previously expected.

     Accident/disability insurance was again the primary contributor to sales for the first quarter of 2003, accounting for 51% of total sales, compared with 53% for the year ago period. The hospital indemnity product group represented 11% of total sales for the first quarter, compared with 7% in 2002. The success of our personal sickness indemnity policy contributed to the 64% sales increase for this product group. Our fixed-benefit dental product accounted for 7% of total sales for both the first quarter of 2003 and 2002. Cancer expense insurance also produced solid results, accounting for 21% of total sales for the three months ended March 31, 2003 and 22% for the same period in 2002.

     We view our advertising program as an important competitive strength and a key component of our future sales growth. Our advertising program has greatly benefited our brand and the growth of our distribution system. During the first quarter, the average number of associates producing business on a monthly basis increased 12.4% to 17,300 agents, compared with 15,400 in the same period in 2002.

AFLAC U.S. Investments

     The overall return on average invested assets, net of investment expenses, was 7.56% for the first quarter of 2003, compared with 7.68% in 2002. For the quarter ended March 31, 2003, available cash flow was invested at an average yield of 7.05%, compared with 7.52% in 2002. The yield on AFLAC's U.S. portfolio was 7.94% at March 31, 2003, compared with a yield of 8.00% at March 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. We are currently evaluating our investments in variable interest entities. The requirements of the interpretation, however, are not expected to have a material impact on our financial position or results of operations.

     For additional information on new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

FINANCIAL CONDITION

     Since December 31, 2002, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2003, was 120.20 yen to one U.S. dollar, or 0.2% weaker than the December 31, 2002 exchange rate of 119.90. The weaker yen decreased reported investments and cash by $79 million, total assets by $89 million, and total liabilities by $85 million, compared with the amounts that would have been reported as of March 31, 2003, if the exchange rate had remained unchanged from December 31, 2002.

Investments and Cash

     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders' equity. We seek to meet this objective through a diversified portfolio of investments that reflects the characteristics of the liabilities it supports.

     For the three-month period, the increase in investments and cash reflects general market conditions for debt securities and the substantial cash flows in the functional currencies of our operations. See the Capital Resources and Liquidity section for additional information.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	March 31,	December 31,	March 31,		December 31,
(In millions)	2003	2002	2003		2002

Securities available for sale, at
fair value:
Fixed maturities	$18,442	$18,036	$4,575	*	$4,623	*
Perpetual debentures	3,067	2,569	149		161
Equity securities	116	136	74		122

Total available for sale	21,625	20,741	4,798		4,906

Securities held to maturity, at
amortized cost:
Fixed maturities	8,295	8,394	-		-
Perpetual debentures	3,684	3,700	-		-

Total held to maturity	11,979	12,094	-		-

Total investment securities	$33,604	$32,835	$4,798		$4,906

*Includes securities held by the parent company of $104 in 2003 and $207 in 2002

     AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. Our investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which help to reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset and liability matching and our overall investment returns. Privately issued securities held by AFLAC Japan at amortized cost accounted for $20.0 billion, or 58.3% of total debt securities as of March 31, 2003, compared with $19.3 billion, or 56.3%, at December 31, 2002. Privately issued securities, at amortized cost, accounted for $21.4 billion, or 62.4%, of total debt securities as of March 31, 2003, compared with $20.6 billion, or 60.2%, at December 31, 2002. Of the total privately issued securities, reverse-dual currency debt securities accounted for $5.0 billion, or 23.2%, of total privately issued securities as of March 31, 2003, compared with $4.7 billion, or 22.6%, at December 31, 2002.

     We continue to adhere to prudent standards for credit quality. Most of our privately issued securities are issued under medium-term note programs and have standard covenants commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required. AFLAC invests primarily within the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. The percentage distribution of our debt securities, at amortized cost and fair value, by credit rating was as follows:

	March 31, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.2%	2.3%	2.3%	2.5%
AA	32.6	35.8	34.6	38.3
A	33.5	33.6	36.8	36.0
BBB	27.6	25.4	24.0	21.5
BB or lower	4.1	2.9	2.3	1.7

	100.0%	100.0%	100.0%	100.0%

     Debt security purchases were as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2003	December 31, 2002

AAA	3.9%	1.7%
AA	8.1	21.1
A	30.1	47.5
BBB	57.9	29.7

	100.0%	100.0%

     The overall credit quality of our portfolio remains high in part because our investment policy prohibits us from purchasing below-investment-grade securities. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security was in the held-to-maturity category, we immediately transfer it to the available-for-sale portfolio so that the security's fair value is reflected on the balance sheet. Investment management then updates its credit analysis and reviews the investment based on our impairment policy to determine if the investment should be impaired and/or liquidated.

     Net unrealized gains of $5.2 billion on investment securities at March 31, 2003, consisted of $5.7 billion in gross unrealized gains and $473 million in gross unrealized losses. Net unrealized gains of $3.3 billion on investment securities at December 31, 2002, consisted of $4.3 billion in gross unrealized gains and $1.0 billion in gross unrealized losses. The decline in gross unrealized losses since year-end 2002 primarily reflects a narrowing of credit spreads and a significant decline in investment yields in Japan. Gross unrealized losses on investment-grade securities were $187 million at March 31, 2003 and $870 million at December 31, 2002.

     Net unrealized losses of $271 million on our below-investment-grade securities at March 31, 2003 consisted of $286 million of gross unrealized losses and $15 million of gross unrealized gains. Net unrealized losses of $156 million on below-investment-grade securities at December 31, 2002 consisted of $163 million of gross unrealized losses and $7 million of gross unrealized gains. These below-investment-grade securities, which are held in our available-for-sale portfolio, comprise 4.1% of total investment securities at amortized cost (2.9% at fair value) at March 31, 2003, compared with 2.3% of total investment securities at amortized cost (1.7% at fair value) at December 31, 2002. Below-investment-grade holdings were as follows:

Below-Investment-Grade Holdings

	March 31, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$316	$240	$ *	$ *
KLM Royal Dutch Airlines	250	189	250	158
Royal and Sun Alliance Insurance	208	113	*	*
BIL Asia Group	133	123	133	124
Levi Strauss & Co.	117	118	117	117
Cerro Negro Finance	67	44	67	40
LeGrand	64	55	86	66
AMP Japan	50	50	*	*
Asahi Finance Limited	42	48	42	46
PDVSA Finance	32	24	32	25
Tennessee Gas Pipeline	31	27	40	33
SB Treasury Company LLC	28	29	*	*
KDDI	22	23	22	21
Other	45	51	2	5

Total	$1,405	$1,134	$791	$635

*Rated investment grade at December 31, 2002

     Occasionally a debt security will be rated as investment grade by one rating agency, while another rating agency will rate the same security as below investment grade. As a result of the current credit environment, we changed our credit rating classification policy on split-rated securities during the first quarter of 2003. Prior to the first quarter, our practice was to report split-rated securities based on the higher credit rating. However, our current policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the Securities Valuation Office (SVO) designation from the National Association of Insurance Commissioners (NAIC) as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated holdings as of March 31, 2003, represented 2.2% of total debt securities and were as follows:

Split-Rated Holdings
(March 31, 2003)

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Sumitomo Bank	$319	Baa1	BB+	2/P2	Investment Grade
Royal & Sun Alliance	208	Ba1	BBB	1	Below Investment Grade
Sanwa Finance	93	Baa1	BB+	2/P2	Investment Grade
AMP Japan	50	Ba3	BBB-	3	Below Investment Grade
SB Treasury Co.	28	Baa2	BB-	P3	Below Investment Grade
Tyco International	17	Ba2	BBB-	3	Below Investment Grade
WITCO Corporation	17	Ba1	BBB-	3	Below Investment Grade
Fuji Finance	15	Baa1	BB+	2	Investment Grade

     As part of our investment activities, we have investments in several fixed-maturity yen-denominated variable interest entities (VIEs). For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     Cash, cash equivalents and short-term investments totaled $985 million, or 2.5% of total investments and cash as of March 31, 2003, compared with $1.4 billion, or 3.5% as of December 31, 2002.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $4.4 billion at March 31, 2003, an increase of $78 million, or 1.8% for the quarter. AFLAC Japan's deferred policy acquisition costs were $2.9 billion at March 31, 2003, an increase of $40 million, or 1.4% (1.6% increase in yen). At March 31, 2003, deferred policy acquisition costs of AFLAC U.S. were $1.4 billion, an increase of $38 million, or 2.7%. The increase in deferred policy acquisition costs was primarily driven by increases in new annualized premium sales. The weaker yen at March 31, 2003 decreased reported deferred policy acquisition costs by $7 million.

Policy Liabilities

     Policy liabilities totaled $33.3 billion at March 31, 2003, an increase of $560 million, or 1.7%, during the first three months of 2003. AFLAC Japan's policy liabilities were $29.9 billion (3.6 trillion yen) at March 31, 2003, an increase of $455 million, or 1.5% (1.8% increase in yen). At March 31, 2003, policy liabilities of AFLAC U.S. were $3.4 billion, an increase of $106 million, or 3.2%. Increases from new business and the aging of policies in force contributed to the increase in policy liabilities. The weaker yen at March 31, 2003, compared with December 31, 2002, decreased reported policy liabilities by $75 million.

Notes Payable

     Notes payable totaled $1.3 billion at both March 31, 2003, and December 31, 2002. See Note 6 of the Notes to the Consolidated Financial Statements for information on notes payable at March 31, 2003. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 24.0% as of March 31, 2003, compared with 24.8% as of December 31, 2002.

     As of March 31, 2003, we had no material purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit; standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

     AFLAC U.S. and AFLAC Japan have defined benefit pension plans that cover substantially all full-time employees. General market conditions and the actuarial assumptions used to value our plans' assets and liabilities have a significant impact on plan costs and the reported values of plan assets and liabilities. Generally, the plans are funded annually, with minimum contributions required by applicable regulations, including amortization of unfunded prior service cost. We believe the discount rate, as supported by our consulting actuaries and used in the valuation of our Japanese plan, is reasonable. In light of the depressed U.S. interest rate environment, we lowered the discount rate used in valuing our U.S. plan from 7.0% to 6.5% during the first quarter of 2003 to be more in line with prevailing rates. We expect the lower discount rate to increase the minimum pension liability associated with our U.S. plan, assuming no improvement in the general markets for investment securities during the remainder of 2003. As such, we recorded an additional minimum pension liability of $3 million during the first quarter to reflect the pro rata share of the expected annual increase in the minimum pension liability.

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have a policyholder protection system that provides funds for the policyholders of insolvent insurers. In Japan, we recognize charges for our estimated share of the insurance industry's obligation once it is determinable. In the United States, we recognize assessments as they are determined by the state guaranty associations. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2002.

Capital Resources and Liquidity

     The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

     Our investment objectives provide for liquidity through the ownership of investment-grade debt securities. AFLAC insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC's policies provide fixed-benefit amounts rather than reimbursement for actual medical costs and therefore generally are not subject to the risks of medical-cost inflation.

     AFLAC is domiciled in Nebraska and as such is subject to its regulations. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to AFLAC Incorporated. A life insurance company's statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company's state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency.

     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. AFLAC's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. The NAIC's risk-based capital formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The formula evaluates insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer's operations. AFLAC's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the risk-based capital formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong risk-based capital ratio and statutory capital and surplus position in future periods.

     AFLAC Japan is regulated by the Japanese FSA. The FSA maintains its own solvency standards, a version of risk-based capital requirements, and can limit or restrict the transfer of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. However, AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums and as such has not limited its ability to transfer funds to AFLAC Incorporated or AFLAC. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. AFLAC Japan paid $8 million to AFLAC Incorporated for management fees during both the first quarter of 2003 and 2002. In the first three months of 2003, expenses allocated to AFLAC Japan were $7 million, compared with $6 million in 2002. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     For the Japanese reporting fiscal year ended March 31, 2002, AFLAC Japan adopted a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes. Under the new accounting standard, AFLAC Japan's debt securities have been classified as either available for sale or held to maturity, similar to GAAP investment classifications. Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale are reported in FSA capital and surplus and reflected in the solvency margin ratio. This new accounting standard may result in significant fluctuations in FSA equity, AFLAC Japan's solvency margin ratio and amounts available for annual profit repatriation.

     AFLAC Incorporated's insurance operations continue to provide the primary sources of its liquidity through dividends and management fees. AFLAC Incorporated received dividends from AFLAC in the amount of $31 million in the first quarter of 2003, compared with $26 million in the first quarter of 2002. AFLAC Incorporated occasionally accesses debt and equity security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

Consolidated Cash Flows

     We translate operating cash flows for AFLAC Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the three months ended March 31:

Consolidated Cash Flows by Activity

(In millions)	2003	2002

Operating activities	$975	$874
Investing activities	(1,322)	(1,065)
Financing activities	(51)	(132)
Exchange effect on cash and cash equivalents	4	(6)

Net change in cash and cash equivalents	$(394)	$(329)

Operating Activities

     In the first three months of 2003, consolidated cash flow from operations increased 11.5% to $974 million, compared with $874 million for the same period in 2002. AFLAC Japan contributed 82% of the consolidated net cash flow from operations for the three months ended March 31, 2003, compared with 87% for the same period in 2002. For the three months ended March 31, 2003, net cash flow from operations for AFLAC Japan increased 6.1% (4.5% decrease in yen) to $803 million, compared with $757 million in 2002. The increase in AFLAC Japan cash flows is primarily attributable to the stronger average yen/dollar exchange rate. The stronger yen increased AFLAC Japan's reported cash flows by $83 million for the three months ended March 31, 2003, while the weaker yen decreased cash flows by $93 million for the same period in 2002. Net cash flow from operations other than Japan increased 46.0% in the three-month period ended March 31, 2003, to $171 million, compared with $117 million for the three months ended March 31, 2002. The increase in cash flows from operations other than Japan was primarily due to higher collected premium in the first quarter of 2003 and the impact of higher advance commissions paid in the first quarter of 2002.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities increased 24.1% to $1.3 billion in the first quarter of 2003, compared with $1.1 billion for the same period in 2002. Cash flow used by investing activities for AFLAC Japan was $1.4 billion in the first quarter of 2003, compared with $1.1 billion a year ago.

     When market opportunities arise, we dispose of selected debt securities that are available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity amounted to approximately 3% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2003 and 2002.

Financing Activities

     Consolidated cash used by financing activities was $51 million in the first three months of 2003, compared with $132 million in the first three months of 2002. During the quarter we purchased approximately two million shares of AFLAC stock for $53 million, compared with approximately five million shares for $133 million in the first quarter of 2002. Dividend payments for the first three months of 2003 increased 40%, from $.05 per share in 2002 to $.07 per share in 2003.

Credit Ratings

     AFLAC is rated "AA" by both Standard & Poor's and Fitch Ratings for financial strength. Moody's assigned AFLAC an "Aa2" for financial strength. A. M. Best assigned AFLAC an "A+, Superior" rating for financial strength and operating performance. AFLAC Incorporated's credit rating for senior debt is "A" by Standard & Poor's, "A+" by Fitch Ratings, and "A2" by Moody's.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial instruments are primarily exposed to two types of market risks. They are currency risk and interest rate risk.

Currency Risk

     The functional currency of AFLAC Japan's insurance operation is the Japanese yen. All of AFLAC Japan's premiums, claims and commissions are received or paid in yen as are most of its investment income and other expenses. Furthermore, most of AFLAC Japan's investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. AFLAC Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, AFLAC Incorporated has yen-denominated notes payable and cross-currency swaps related to its senior notes.

     We are only exposed to economic currency risk when yen funds are converted into dollars. This primarily occurs when we convert yen funds that have been transferred from AFLAC Japan for profit repatriations, management fees and home office expense allocations. The exchange rates prevailing at the time of transfer may differ from the exchange rates prevailing at the time the yen profits were earned. It has been our practice to transfer yen funds each year from AFLAC Japan to AFLAC U.S. Generally, these yen fund repatriations have represented an amount less than 80% of AFLAC Japan's prior year FSA-based earnings.

     For financial reporting purposes, we translate financial statement amounts from yen into dollars. Therefore, the translation of the reported amounts is affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

     On a consolidated basis, we attempt to match yen-denominated assets to yen-denominated liabilities in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of AFLAC Japan's investment portfolio in dollar-denominated securities and by the parent company's issuance of yen-denominated debt. As a result, the effect of currency fluctuations on our net assets is diminished.

     At March 31, 2003, consolidated yen-denominated net assets were $1.5 billion, compared with $991 million at December 31, 2002. AFLAC Japan's yen-denominated net assets were $2.8 billion at March 31, 2003. AFLAC Incorporated's yen-denominated net liabilities were $1.3 billion at March 31, 2003. The following table compares the dollar values of our yen-denominated asset exposure at various exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
March 31, 2003
(In millions)

Yen/dollar exchange rates	105.20	120.20	*	135.20

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$18,582	$16,263		$14,458
Perpetual debentures	3,268	2,860		2,543
Equity securities	133	116		103
Securities held to maturity:
Fixed maturities	9,478	8,295		7,375
Perpetual debentures	4,209	3,684		3,276
Cash and cash equivalents	514	450		400
Other financial instruments	10	9		8

Subtotal	36,194	31,677		28,163

Liabilities:
Notes payable	985	862		766
Cross-currency swaps	528	462		411
Obligation for Japanese policyholder
protection fund	249	218		194

Subtotal	1,762	1,542		1,371

Net yen-denominated financial instruments	34,432	30,135		26,792
Other yen-denominated assets	4,396	3,848		3,421
Other yen-denominated liabilities	37,119	32,487		28,883

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$1,709	$1,496		$1,330

*Actual March 31, 2003 exchange rate

For information regarding the effect of foreign currency translation on operating earnings per diluted share, see Foreign Currency Translation beginning on page 21.

Interest Rate Risk

     Our primary interest rate exposure is a result of the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which measures price percentage volatility, to estimate the sensitivity of our debt securities' fair values to interest rate changes. For example, if the current duration of a debt security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates on new business have been increased several times to help offset the lower available investment yields. Also in recent years, our strategy of developing and marketing riders as attachments to our older policies has helped offset the negative investment spread. And, despite the negative investment spreads, adequate overall profit margins still exist in AFLAC Japan's aggregate block of business because of profits that have emerged from changes in mix of business and favorable mortality, morbidity and expenses.

     At March 31, 2003, we had $5.2 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.7 billion based on our portfolio as of March 31, 2003. The effect on yen-denominated debt securities is approximately $3.2 billion and the effect on dollar-denominated debt securities is approximately $541 million.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," "may," "should," "estimate," "intends," "projects," or similar words as well as specific projections of future results, generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially from those contemplated by the forward-looking statements:

    legislative and regulatory developments,
    assessments for insurance company insolvencies,
    competitive conditions in the United States and Japan,
    new product development,
    ability to attract and retain qualified sales associates,
    ability to repatriate profits from Japan,
    changes in U.S. and/or Japanese tax laws or accounting requirements, credit and other risks associated with AFLAC's investment activities, significant changes in interest rates,

    fluctuations in foreign currency rates,
    deviations in actual experience from pricing and reserving assumptions, level and outcome of litigation,
    downgrades in the company's credit rating,
    changes in rating agency policies or practices,
    subsidiary's ability to pay dividends to parent company, and general economic conditions in the United States and Japan.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on May 5, 2003. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Adoption of an Amended and Restated Management Incentive Plan; (3) Ratification of the appointment of independent auditors for 2003. The proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

VOTES

			Absten-		Broker
	For	Against	tions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	917,677,723	N/A	N/A	12,700,941	30,169
J. Shelby Amos II	917,962,199	N/A	N/A	12,416,465	30,169
Michael H. Armacost	917,245,895	N/A	N/A	13,132,769	30,169
Joseph Maxwell Cleland	911,408,836	N/A	N/A	18,969,828	30,169
Kriss Cloninger III	918,087,467	N/A	N/A	12,291,197	30,169
Joe Frank Harris	914,955,470	N/A	N/A	15,423,194	30,169
Elizabeth J. Hudson	918,078,125	N/A	N/A	12,300,539	30,169
Kenneth S. Janke Sr.	856,310,724	N/A	N/A	74,067,940	30,169
Robert B. Johnson	917,066,048	N/A	N/A	13,312,616	30,169
Charles B. Knapp	917,741,793	N/A	N/A	12,636,871	30,169
Hidefumi Matsui	917,486,922	N/A	N/A	12,891,742	30,169
Nobuhiro Mori	917,609,400	N/A	N/A	12,769,264	30,169
E. Stephen Purdom	885,502,886	N/A	N/A	44,875,777	30,169
Barbara K. Rimer	918,085,435	N/A	N/A	12,293,229	30,169
Marvin R. Schuster	894,281,833	N/A	N/A	36,096,831	30,169
Glenn Vaughn Jr.	893,559,535	N/A	N/A	36,819,129	30,169
Robert L. Wright	893,654,508	N/A	N/A	36,724,156	30,169

(2) Adoption of Amended and Restated Management Incentive Plan	868,192,225	37,531,982	24,684,626	N/A	None

(3) Ratification of appointment of KPMG LLP as independent auditors	891,100,302	31,799,396	7,478,953	N/A	30,182

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

99.1	-	Certification of CEO and CFO dated May 9, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended March 31, 2003, one Current Report on Form 8-K, dated January 31, 2003, was filed to report the Company's press release announcing its fourth quarter financial results and an increase in its quarterly cash dividend.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	May 9, 2003

(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	May 9, 2003

(Ralph A. Rogers Jr.)	Financial Services; Chief
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

Date: May 9, 2003	/s/ Daniel P. Amos

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

Date: May 9, 2003	/s/ Kriss Cloninger III

Kriss Cloninger III
President and Chief Financial Officer

Exhibits Filed With Current Form 10-Q:

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

99.1	-	Certification of CEO and CFO dated May 9, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.