Form 10-Q
period 2003-06-30
AFLAC INC
filed 2003-08-12
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
Commission File No. 1-7434

AFLAC INCORPORATED

(Exact name of Registrant as specified in its charter)

GEORGIA	58-1167100

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1932 Wynnton Road, Columbus, Georgia	31999

(Address of principal executive offices)	(Zip Code)

706-323-3431

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.   Yes   X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 7, 2003

Common Stock, $.10 Par Value	514,033,794 shares

AFLAC INCORPORATED AND SUBSIDIARIES

		Page

Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2003 and December 31, 2002	1

	Consolidated Statements of Earnings
	Three Months Ended June 30, 2003 and 2002	3
	Six Months Ended June 30, 2003 and 2002

	Consolidated Statements of Shareholders' Equity
	Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2003 and 2002	7
	Six Months Ended June 30, 2003 and 2002

	Notes to the Consolidated Financial Statements	8

	Review by Independent Accountants	14

	Independent Accountants' Review Report	15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	36

Part II.	Other Information:

Item 1.	Legal Proceedings	37

Item 6.	Exhibits and Reports on Form 8-K	37

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $20,195 in 2003 and $19,423 in 2002)	$24,172	$22,659
Perpetual debentures (amortized cost $3,028 in 2003 and $2,758 in 2002)	3,402	2,730
Equity securities (cost $106 in 2003 and $262 in 2002)	130	258
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $9,187 in 2003 and $8,599 in 2002	8,332	8,394
Perpetual debentures (fair value $4,287 in 2003 and $3,595 in 2002)	3,856	3,700
Other investments	29	27
Cash and cash equivalents	1,735	1,379

Total investments and cash	41,656	39,147
Receivables, primarily premiums	463	435
Accrued investment income	436	414
Deferred policy acquisition costs	4,460	4,277
Property and equipment, at cost less accumulated depreciation	472	482
Other	343	303

Total assets	$47,830	$45,058

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	June 30,
	2003	December 31,
	(Unaudited)	2002

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$30,941	$29,797
Unpaid policy claims	1,839	1,753
Unearned premiums	454	428
Other policyholders’ funds	785	748

Total policy liabilities	34,019	32,726
Notes payable	1,312	1,312
Income taxes	2,750	2,364
Payables for security transactions	6	274
Payables for return of cash collateral on loaned securities	1,257	1,049
Other	919	939
Commitments and contingent liabilities (Note 8)

Total liabilities	40,263	38,664

Shareholders’ equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 650,748 shares in 2003 and 648,618 shares in 2002	65	65
Additional paid-in capital	392	371
Retained earnings	5,658	5,244
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	238	222
Unrealized gains on investment securities	3,265	2,416
Minimum pension liability adjustment	(11)	(8)
Treasury stock, at average cost	(2,040)	(1,916)

Total shareholders’ equity	7,567	6,394

Total liabilities and shareholders’ equity	$47,830	$45,058

Shareholders’ equity per share	$14.73	$12.43

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts — Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Premiums, principally supplemental health insurance	$2,407	$2,097	$4,779	$4,095
Net investment income	436	397	866	778
Realized investment gains (losses)	(6)	(3)	(13)	(10)
Other income	24	22	37	21

Total revenues	2,861	2,513	5,669	4,884

Benefits and expenses:
Benefits and claims	1,827	1,610	3,627	3,144
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	115	96	228	185
Insurance commissions	282	255	555	498
Insurance expenses	233	197	460	394
Interest expense	5	5	11	9
Other operating expenses	22	28	41	47

Total acquisition and operating expenses	657	581	1,295	1,133

Total benefits and expenses	2,484	2,191	4,922	4,277

Earnings before income taxes	377	322	747	607
Income taxes	129	110	261	212

Net earnings	$248	$212	$486	$395

Net earnings per share:
Basic	$.48	$.41	$.94	$.76
Diluted	.48	.40	.93	.75

Common shares used in computing earnings per share (In thousands):
Basic	513,728	518,077	514,144	518,771
Diluted	522,713	529,606	523,588	529,613

Cash dividends per share	$.07	$.06	$.14	$.11

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In millions, except for per-share amounts — Unaudited)

	Six Months Ended June 30,
	2003	2002

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	371	338
Exercise of stock options, including income tax benefits	10	5
Gain on treasury stock reissued	11	11

Balance, end of period	392	354

Retained earnings:
Balance, beginning of period	5,244	4,542
Net earnings	486	395
Dividends to shareholders ($.14 per share in 2003 and $.11 per share in 2002)	(72)	(57)

Balance, end of period	5,658	4,880

Accumulated other comprehensive income:
Balance, beginning of period	2,630	2,091
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	16	6
Change in unrealized gains (losses) on investment securities during period, net of income taxes	849	206
Minimum pension liability adjustment during period, net of income taxes	(3)	—

Balance, end of period	3,492	2,303

Treasury stock:
Balance, beginning of period	(1,916)	(1,611)
Purchases of treasury stock	(146)	(175)
Cost of shares issued	22	18

Balance, end of period	(2,040)	(1,768)

Total shareholders’ equity	$7,567	$5,834

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions — Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$486	$395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(26)	47
Increase in deferred policy acquisition costs	(181)	(160)
Increase in policy liabilities	1,241	1,152
Change in income tax liabilities	105	21
Realized investment losses	13	10
Other, net	(52)	(19)

Net cash provided by operating activities	1,586	1,446

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,104	919
Fixed maturities matured	760	638
Equity securities and other	139	47
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,631)	(1,375)
Perpetual debentures	(227)	—
Equity securities	(3)	(64)
Securities held to maturity:
Fixed maturities	(268)	(934)
Perpetual debentures	(168)	(131)
Change in cash collateral on loaned securities, net	209	(502)
Other, net	(5)	(11)

Net cash used by investing activities	$(1,090)	$(1,413)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions — Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from financing activities:
Purchases of treasury stock	$(146)	$(175)
Dividends paid to shareholders	(68)	(54)
Change in investment-type contracts, net	54	43
Treasury stock reissued	16	15
Principal payments under debt obligations	(8)	(6)
Other, net	11	4

Net cash used by financing activities	(141)	(173)

Effect of exchange rate changes on cash and cash equivalents	1	49

Net change in cash and cash equivalents	356	(91)
Cash and cash equivalents, beginning of period	1,379	852

Cash and cash equivalents, end of period	$1,735	$761

Supplemental disclosures of cash flow information:
Income taxes paid	$154	$190
Interest paid	9	9
Impairment losses included in realized investment losses	—	45
Noncash financing activities:
Capitalized lease obligations	7	4
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	4	3
Associate stock bonus	16	12

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions — Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings	$248	$212	$486	$395

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	16	(88)	14	(79)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	444	577	1,118	350
Reclassification adjustment for realized (gains) losses included in net earnings	6	3	13	10
Minimum pension liability adjustment during period	—	—	(3)	—

Total other comprehensive income before income taxes	466	492	1,142	281
Income tax expense related to items of other comprehensive income	50	112	280	69

Other comprehensive income net of income taxes	416	380	862	212

Total comprehensive income	$664	$592	$1,348	$607

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of June 30, 2003, and the consolidated statements of earnings and comprehensive income for the three and six-month periods ended June 30, 2003 and 2002, and consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Employee Stock Options: We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions, except for per-share amounts)	2003	2002	2003	2002

Net earnings, as reported	$248	$212	$486	$395
Deduct compensation expense determined under a fair value method, net of tax	8	9	16	18

Pro forma net earnings	$240	$203	$470	$377

Earnings per share:
Basic — as reported	$.48	$.41	$.94	$.76
Basic — pro forma	.47	.39	.91	.73

Diluted — as reported	$.48	$.40	$.93	$.75
Diluted — pro forma	.47	.38	.90	.72

2. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB (Accounting Research Bulletin) No. 51. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity.

     As part of our investment activities, we have yen-denominated investments in seven variable interest entities (VIEs) totaling $1.3 billion, or 3.6% of total debt securities. We have completed our review of these investments and have concluded that we are the primary beneficiary and are therefore required to consolidate our interests in accordance with FIN 46 effective July 1, 2003. The activities of these VIEs are limited to holding subordinated notes representing Tier 1 bank capital and utilizing the proceeds from the subordinated notes to service our investments therein. These VIEs are classified as available-for-sale fixed-maturity or perpetual securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consolidation of these investments will not have a material impact on our financial position or results of operations.

     We have also invested in eleven yen-denominated fixed-maturity securities issued by three special purpose entities (SPEs) totaling $946 million or 2.7% of total debt securities. The underlying collateral assets of the SPEs are either yen-denominated or dollar-denominated debt securities that have been effectively transformed into yen-denominated assets through the use of currency and interest rate swaps. Each of the SPEs has a default trigger whereby default on any of the underlying securities would force dissolution of the SPE, distribution of the underlying securities, and termination of the related swaps. We have no equity interests in any of the SPEs, nor do we have control over these entities, therefore, our loss exposure is limited to the cost of our investment. We have concluded our review of these investments and have determined that these investments are not subject to the consolidation requirements of FIN 46.

     During the second quarter, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The requirements of these standards are not expected to impact our financial position or results of operations.

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

     Operating business segments that are not individually reportable are included in the “Other business segments” category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a non-GAAP financial performance measure called pretax operating earnings. Our definition of pretax operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Revenues:
AFLAC Japan:
Earned premiums	$1,770	$1,553	$3,518	$3,027
Net investment income	348	314	689	614
Other income	5	2	11	—

Total AFLAC Japan	2,123	1,869	4,218	3,641

AFLAC U.S.:
Earned premiums	637	544	1,261	1,068
Net investment income	87	81	175	161
Other income	3	2	4	4

Total AFLAC U.S	727	627	1,440	1,233

Other business segments	10	17	20	23

Total business segment revenues	2,860	2,513	5,678	4,897
Realized investment gains (losses)	(6)	(3)	(13)	(10)
Corporate*	25	22	37	30
Intercompany eliminations	(18)	(19)	(33)	(33)

Total revenues	$2,861	$2,513	$5,669	$4,884

Earnings before income taxes:
AFLAC Japan	$282	$234	$567	$455
AFLAC U.S	104	98	211	190
Other business segments	—	1	(1)	—

Total business segment earnings	386	333	777	645
Realized investment gains (losses)	(6)	(3)	(13)	(10)
Interest expense, noninsurance operations	(5)	(4)	(9)	(8)
Corporate*	2	(4)	(8)	(20)

Total earnings before income taxes	$377	$322	$747	$607

*	Includes for the three-month period, investment income of $1 in 2003 and in 2002 and $2 for the six-month period in 2003 and in 2002. Also, includes for the three-month period, a gain of $13 in 2003 and in 2002 related to changes in fair value of the interest rate component of the cross-currency swaps, and for the six-month period, a gain of $13 in 2003 and $9 in 2002.

                         Assets were as follows:

	June 30,	December 31,
(In millions)	2003	2002

Assets:
AFLAC Japan	$40,008	$37,983
AFLAC U.S	7,378	6,672
Other business segments	56	62

Total business segment assets	47,442	44,717
Corporate	9,068	7,887
Intercompany eliminations	(8,680)	(7,546)

Total assets	$47,830	$45,058

4. INVESTMENTS

Realized Investment Gains and Losses

     We realized pretax investments losses of $6 million (after-tax, $.01 per diluted share) for the quarter ended June 30, 2003 and $13 million (after-tax, $.02 per diluted share) for the six months ended June 30, 2003. These losses primarily resulted from our program to liquidate our equity securities portfolio during the course of the year.

     For the quarter ended June 30, 2002, we realized pretax investment losses of $3 million (after-tax, $.01 per diluted share), primarily as a result of impairment losses on various equity securities. In the first quarter of 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. We also recognized pretax impairment losses of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. The preceding impairment losses and other investment transactions in the normal course of business decreased pretax earnings by $10 million (after-tax, $.01 per diluted share) for the six months ended June 30, 2002.

Unrealized Investment Gains and Losses

     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2003	2002

Unrealized gains on securities available for sale	$4,375	$3,204
Unamortized unrealized gains on securities transferred to held to maturity	594	625
Deferred income taxes	(1,704)	(1,413)

Shareholders’ equity, net unrealized gains on investment securities	$3,265	$2,416

     During the first quarter of 2003, we reclassified our investments in two issuers, totaling $366 million at amortized cost, from held to maturity to available for sale as a result of the issuers’ credit rating downgrades. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $4 million related to one of these securities. This gain represented the remaining unamortized portion of a $5 million gain established in 1998 when we reclassified this investment from available for sale to held to maturity.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2003, we had security loans outstanding with a fair value of $1.2 billion, and we held cash in the amount of $1.3 billion as collateral for these loaned securities. At December 31, 2002, we had security loans outstanding with a fair value of $1.0 billion, and we held cash in the amount of $1.0 billion as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

5. FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     As of June 30, 2003, and December 31, 2002, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 6). We designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in AFLAC Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the financial statements as follows:

	June 30,	December 31,
(In millions)	2003	2002

Interest rate component	$52	$38
Foreign currency component	(14)	(18)
Accrued interest component	4	5

Total fair value of cross-currency swaps	$42	$25

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2003	2002

Balance, beginning of period	$(18)	$27
Increase (decrease) in fair value of cross-currency swaps	17	(33)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(13)	(9)

Balance, end of period	$(14)	$(15)

6. NOTES PAYABLE

     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2003	2002

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	250	250
.87% notes due June 2006 (principal amount 40 billion yen)	334	334
.96% notes due June 2007 (principal amount 30 billion yen)	250	250
Obligations under capitalized leases, payable monthly through 2008, secured by computer equipment in Japan	29	29

Total notes payable	$1,312	$1,312

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period as the yen/dollar exchange rate fluctuates. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at June 30, 2003. No events of default or defaults occurred during the six months ended June 30, 2003.

7. SHAREHOLDERS’ EQUITY

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:

(In thousands of shares)	2003	2002

Common stock — issued:
Balance, beginning of period	648,618	646,559
Exercise of stock options	2,130	902

Balance, end of period	650,748	647,461

Treasury stock:
Balance, beginning of period	134,179	124,944
Purchases of treasury stock:
Open market	4,481	6,525
Other	166	52
Shares issued to AFL Stock Plan	(902)	(930)
Exercise of stock options	(770)	(499)

Balance, end of period	137,154	130,092

Shares outstanding, end of period	513,594	517,369

     As of June 30, 2003, we had approximately 13 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the six months ended June 30, 2003, there were approximately 181,700 weighted-average shares, compared with 1,278,000 shares in 2002, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 55,800 shares for the three months ended June 30, 2003 and 572,100 shares for the same period in 2002).

8. COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans that provide pension and various post-retirement benefits. For further information regarding our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     Land Purchase Commitment: A portion of AFLAC Japan’s administrative office building is located on leased land. Under the terms of the lease agreement, we are committed to purchase the leased land, at fair value, upon the demand of the owner. As of June 30, 2003, the fair value of the leased land was 1.8 billion yen ($15 million using the June 30, 2003, exchange rate).

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The June 30, 2003, and 2002, financial statements included in this filing have been reviewed by KPMG LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 15.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2003, and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements.

KPMG LLP

Atlanta, Georgia
July 23, 2003

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2002 to June 30, 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2002.

Company Overview

     AFLAC Incorporated is the parent company of American Family Life Assurance Company of Columbus, AFLAC. Our principal business is supplemental health and life insurance, which is marketed and administered through AFLAC. Most of AFLAC’s policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our insurance operations in Japan (AFLAC Japan) and the United States (AFLAC U.S.) service the two markets for our insurance business.

Critical Accounting Estimates

     There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2003. For additional information, see MD&A Critical Accounting Estimates included in our annual report to shareholders for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     We evaluate and manage our overall operations using a non-GAAP financial performance measure called operating earnings and our business segments using pretax operating earnings. Our definition of operating earnings as presented in the following discussion starts with net earnings and excludes the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. We believe that the analysis of operating earnings and pretax operating earnings, in addition to the analysis of net earnings as determined in accordance with GAAP, provides information that may enhance an investor’s understanding of our underlying profitability and results of operations by excluding the effect of our reconciling items, which may vary significantly from period-to-period. Our discussion of earnings and comparisons thereof focuses on pretax operating earnings and operating earnings. References to operating earnings per share are based on the diluted number of average outstanding shares, unless stated otherwise. The difference between the percentage changes in operating earnings and operating earnings per share can be impacted by the share repurchase program, reissued treasury stock, and the dilutive effect of stock options. The following table sets forth the results of operations by business segment for the three and six-month periods ended June 30.

Summary of Operating Results by Business Segment

	Three Months Ended June 30,			Six Months Ended June 30,

(In millions, except for share	Percentage			Percentage
and per-share amounts)	Change	2003	2002	Change	2003	2002

Operating earnings:
AFLAC Japan	20.5%	$282	$234	24.8%	$567	$455
AFLAC U.S	6.2	104	98	10.7	211	190
Other business segments		—	1		(1)	—

Total business segments	15.8	386	333	20.6	777	645
Interest expense, noninsurance operations		(5)	(4)		(9)	(8)
Corporate and eliminations		(10)	(18)		(21)	(29)

Pretax operating earnings	19.1	371	311	22.8	747	608
Income taxes	19.9	131	109	23.3	264	214

Operating earnings	18.6	240	202	22.6	483	394
Reconciling items, net of tax:
Realized investment gains (losses)		(5)	(3)		(10)	(8)
Change in fair value of the interest rate component of the cross-currency swaps		13	13		13	9

Net earnings	16.9%	$248	$212	22.9%	$486	$395

Operating earnings per basic share	20.5%	$.47	$.39	23.7%	$.94	$.76
Operating earnings per diluted share	21.1	.46	.38	24.3	.92	.74

Net earnings per basic share	17.1%	$.48	$.41	23.7%	$.94	$.76
Net earnings per diluted share	20.0	.48	.40	24.0	.93	.75

Weighted-average shares outstanding — basic (In thousands)	(.8)%	513,728	518,077	(.9)%	514,144	518,771
Weighted-average shares outstanding — diluted (In thousands)	(1.3)	522,713	529,606	(1.1)	523,588	529,613

     The following table presents a reconciliation of operating earnings per share to net earnings per share for the three and six-month periods ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Operating earnings per diluted share	$.46	$.38	$.92	$.74
Reconciling items, net of tax:
Realized investment gains (losses)	(.01)	(.01)	(.02)	(.01)
Change in fair value of the interest rate component of the cross-currency swaps	.03	.03	.03	.02

Net earnings per diluted share	$.48	$.40	$.93	$.75

     We realized after-tax investments losses of $5 million ($.01 per diluted share) for the quarter ended June 30, 2003 and $10 million ($.02 per diluted share) for the six months ended June 30, 2003. These losses primarily resulted from our program to liquidate our equity securities portfolio during the course of the year.

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

     For the three months ended June 30, 2003 and 2002, we recognized after-tax gains of $13 million ($.03 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable. For the six months ended June 30, 2002, we recognized an after-tax gain of $13 million ($.03 per diluted share), compared with $9 million ($.02 per diluted share) for the same period in 2002. These amounts are included in other income in the consolidated statements of earnings.

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

     The following table illustrates the effect of foreign currency translation by comparing selected percentage changes of our actual consolidated operating results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year.

Foreign Currency Translation Effect on Operating Results
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**
	Three Months		Six Months		Three Months		Six Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2003	2002	2003	2002	2003	2002	2003	2002

Premium income	14.8%	5.9%	16.7%	2.6%	9.2%	8.6%	9.4%	8.4%
Net investment income	9.9	4.0	11.3	1.9	5.7	5.9	5.9	6.2
Total benefits and expenses	13.4	4.4	15.1	1.2	7.8	7.0	7.8	7.0
Operating earnings*	18.6	13.9	22.6	11.3	14.9	15.5	17.5	15.0
Operating earnings per diluted share*	21.1	15.2	24.3	12.1	15.8	18.2	18.9	16.7

*	See page 16 for our definition of operating earnings.
**	Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Operating earnings per diluted share increased 21.1% to $.46 for the three months ended June 30, 2003, compared with the same period in 2002 and increased 24.3% to $.92 for the six months ended June 30, 2003, compared with the same period in 2002. The weighted-average yen/dollar exchange rate was 118.49 for the three months ended June 30, 2003, or 7.2% stronger than the weighted-average yen/dollar exchange rate of 127.04 in the second quarter of 2002. The weighted-average yen/dollar exchange rate was 118.71 for the six months ended June 30, 2003, or 9.3% stronger than the weighted-average yen/dollar exchange rate of 129.77 for the same period in 2002. The effect of foreign currency translation increased operating earnings by approximately $.02 per diluted share for the three months ended June 30, and approximately $.04 per diluted share for the six months ended June 30, 2003. Operating earnings per diluted share, excluding the effect of foreign currency translation, increased 15.8%, to $.44 for the second quarter and 18.9% to $.88 for the six months ended June 30, 2003, compared with the same periods in 2002.

     Our primary financial objective is the growth of operating earnings per diluted share, excluding the effect of foreign currency fluctuations. For 2003, our objective is to increase operating earnings per diluted share by 15% to 17%, excluding the impact of currency translation. Our objective for 2004 and 2005 is to increase operating earnings per diluted share by 15%, excluding the impact of currency translation. We establish objectives for operating earnings growth excluding foreign currency translation rather than establishing growth objectives for net earnings because foreign currency translation, in addition to our reconciling items of realized gains and losses and the impact of SFAS No. 133, is inherently unpredictable.

     We now expect that we will generate earnings at the high end of our 15% to 17% operating earnings per diluted share growth objective and have increased our specific objective for 2003 to $1.82, excluding the impact of currency translation. If we achieve that objective, the following table shows the likely results for 2003 operating earnings per share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2003 Operating EPS Scenarios

Weighted-Average
Yen/dollar	Operating	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2002	on EPS

115.00	$1.89	21.2%	$.07
120.00	1.86	19.2	.04
125.15*	1.82	16.7	—
130.00	1.79	14.7	(.03)
135.00	1.76	12.8	(.06)

*	Actual 2002 weighted-average exchange rate

Share Repurchase Program

     During the second quarter, we acquired approximately 3 million shares of our stock. As of June 30, 2003, we had approximately 13 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.3% for the six-month period ended June 30, 2003, compared with 35.2% for the same period in 2002.

INSURANCE OPERATIONS, AFLAC JAPAN SEGMENT

     AFLAC Japan, which operates as a branch of AFLAC, is the primary component of the AFLAC Japan segment, which is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Financial Services Agency (FSA) requirements for the Japanese fiscal year ended March 31, 2003, AFLAC Japan ranked first in terms of individual life and health policies in force and 11th in terms of assets among all life insurance companies operating in Japan. AFLAC Japan also ranked first in profitability among all foreign life insurance companies operating in Japan.

Japanese Economy

     Economic activity in Japan was virtually flat during the first half of 2003. As we have previously indicated, the economic outlook remains uncertain, and any recovery is largely dependent on regional and global conditions.

AFLAC Japan Segment Pretax Operating Earnings

     The following table presents a summary of operating results for the AFLAC Japan segment.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Premium income	$1,770	$1,553	$3,518	$3,027
Investment income	348	314	689	614
Other income	5	2	11	—

Total revenues	2,123	1,869	4,218	3,641

Benefits and claims	1,439	1,274	2,856	2,488
Operating expenses	402	361	795	698

Total benefits and expenses	1,841	1,635	3,651	3,186

Pretax operating earnings*	$282	$234	$567	$455

Average yen/dollar exchange rates	118.49	127.04	118.71	129.77

	In Dollars				In Yen

	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002

Percentage changes over previous period:
Premium income	14.0%	1.7%	16.2%	(2.3)%	6.4%	5.1%	6.4%	5.2%
Net investment income	10.8	3.4	12.2	.9	3.4	7.0	2.7	8.7
Total operating revenues	13.6	2.0	15.8	(1.8)	6.0	5.4	6.0	5.7
Pretax operating earnings*	20.5	16.3	24.8	12.3	12.4	20.4	14.1	21.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Ratios to total revenues, in dollars:
Benefits and claims	67.8%	68.2%	67.7%	68.3%
Operating expenses	18.9	19.3	18.9	19.2
Pretax operating earnings*	13.3	12.5	13.4	12.5

*See page 16 for our definition of operating earnings.

     The 7.2% strengthening of the weighted-average yen/dollar exchange rate for the second quarter and 9.3% strengthening for the six months, caused AFLAC Japan’s comparative rates of growth in yen terms to be slightly lower due to the dollar-denominated investment income from its holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). For the six months, dollar-denominated investment income accounted for approximately 29% of AFLAC Japan’s investment income. As a result, translating AFLAC Japan’s dollar-denominated investment income into yen suppresses the increases in net investment income, total operating revenues and pretax operating earnings in yen terms when the yen strengthens. The following table illustrates the impact on AFLAC Japan’s yen operating results of translating its dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Period
For the Periods Ended June 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Six Months		Three Months		Six Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2003	2002	2003	2002	2003	2002	2003	2002

Net investment income	3.4%	7.0%	2.7%	8.7%	5.6%	5.9%	5.4%	6.3%
Total operating revenues	6.0	5.4	6.0	5.7	6.4	5.3	6.5	5.3
Pretax operating earnings*	12.4	20.4	14.1	21.0	15.2	18.9	17.5	17.8

*	See page 16 for our definition of operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Changes in AFLAC Japan’s pretax operating earnings and profit margins are primarily affected by investment yields, morbidity, mortality, persistency and expense levels. Continuing favorable claim trends and the shift in our product mix to lower loss ratio products contributed to the decline in the benefit ratio. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. We also expect the operating expense ratio to be relatively stable in the future. Despite the negative effect of low investment returns compared with required interest, the profit margin increased due to declining benefit and operating expense ratios.

AFLAC Japan Sales

     AFLAC Japan’s sales momentum continued with another quarter of better-than-expected total new annualized premium sales. Total new annualized premium sales were 33.0 billion yen, or 11.3% higher than sales of 29.6 billion yen in the second quarter of 2002. These were the best quarterly sales results in AFLAC Japan’s history. Total new annualized premium sales as reported in dollars increased 19.0% to $278 million, compared with $234 million in the second quarter of 2002. Total new annualized premium sales grew 11.7% in yen terms to 60.0 billion yen or $506 million for the six months ended June 30, 2003, compared with 53.7 billion yen or $416 million in 2002. Second quarter sales exceeded our expectations in large part due to strong results from Rider MAX and EVER.

     Sales of Rider MAX, the medical/sickness rider to our cancer life coverage, represented 31% of total sales in the second quarter of 2003, compared with 34% a year ago. Rider MAX sales continued to benefit from conversions of the original term policy to the newly introduced whole-life version of our Rider MAX product. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. We believe sales contributions from conversions will taper off in future periods.

     Sales of our medical products, which include EVER, represented 26% of second quarter sales in 2003, up from 19% a year ago. Introduced in the first quarter of 2002, EVER, a stand-alone indemnity medical policy, was developed to address consumer interest in whole-life medical insurance as a result of health care legislation that increased out-of-pocket costs for Japanese consumers in April 2003. We believe that EVER will continue to be a popular product and a solid contributor to sales.

     As expected, cancer life sales were lower than a year ago due in part to our current marketing focus on medical products. Cancer life sales accounted for 27% of total sales, compared with 32% for the quarter ended

June 30, 2002. Ordinary life accounted for 11% of sales during the quarter, compared with 12% in the second quarter of 2002.

     In order to maintain our strong sales momentum, we have continued to strengthen our recruiting efforts in Japan. We recruited more than 2,200 new individual and corporate agencies during the first six months of 2003, placing us ahead of our recruiting target for the first half of 2003. We continue to believe that new agencies and sales associates will be attracted to AFLAC Japan’s high commissions, superior products, customer service and brand image.

     Our initial objective for 2003 was to increase total new annualized premium sales by 5% to 10% in yen terms. Considering our strong first-half sales results, we now believe total new annualized premium sales will increase by 7% to 10% in yen terms for the year.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Reflecting the continued weakness in Japan’s economy, investment yields on yen-denominated debt securities remained at relatively low levels during the second quarter. However, we were able to achieve a return on average invested assets, net of investment expenses, of 4.47% for the quarter ended June 30, 2003, compared with 4.76% a year ago by continuing to focus on selected debt investments. For the six months ended June 30, 2003, the return on average invested assets was 4.59%, compared with 4.77% for the same period in 2002.

     We purchased yen-denominated securities at an average yield of 3.51% in the second quarter, compared with 3.82% in the second quarter of 2002. Including dollar-denominated investments, our blended new money yield was 3.86% for the quarter, compared with 4.11% for the quarter ended June 30, 2002. At June 30, 2003, the yield on AFLAC Japan’s fixed-maturity portfolio was 4.65%, compared with 4.80% at June 30, 2002.

INSURANCE OPERATIONS, AFLAC U.S. SEGMENT

AFLAC U.S. Segment Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, persistency, investment yields and expense levels. As a percentage of premium income, total benefits remained fairly consistent at 61.2% for the first half of 2003, compared with 61.4% for the same period in 2002. Additionally, our policy persistency by product has remained stable and the excess of investment yields over required interest on policy reserves has not changed materially during the past few years. For the current year, we expect the operating expense ratio to be in the range of 31.3% to 31.8%. We expect the profit margin for 2003 to be in the range of 14.5% to 15.0%. The following table presents a summary of operating results for the AFLAC U.S. segment.

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Premium income	$637	$544	$1,261	$1,068
Investment income	87	81	175	161
Other income	3	2	4	4

Total revenues	727	627	1,440	1,233

Benefits and claims	389	336	772	656
Operating expenses	234	193	457	387

Total benefits and expenses	623	529	1,229	1,043

Pretax operating earnings*	$104	$98	$211	$190

Percentage changes over previous period:
Premium income	17.2%	20.5%	18.1%	20.0%
Investment income	7.1	8.6	8.5	8.9
Total revenues	15.9	18.6	16.8	18.3
Pretax operating earnings*	6.2	14.8	10.7	14.2

Ratios to total revenues:
Benefits and claims	53.5%	53.5%	53.6%	53.2%
Operating expenses	32.2	30.9	31.8	31.4
Pretax operating earnings*	14.3	15.6	14.6	15.4

*See page 16 for our definition of operating earnings.

AFLAC U.S. Sales

     As expected, AFLAC U.S. produced single-digit growth in total new annualized premium sales for the second quarter. Total new annualized premium sales increased 4.0% to $264 million, compared with $254 million for the three months ended June 30, 2002. For the six-month period ended June 30, 2003, total new annualized premium sales grew 6.3% to $521 million, compared with $490 million for the same period in 2002.

     Accident/disability insurance was again the leading contributor to sales for the second quarter of 2003, accounting for 52% of total sales, compared with 51% for the year ago period. Cancer expense insurance also produced solid results, accounting for 19% of total sales for the three months ended June 30, 2003 and 20% for the same period in 2002. The hospital indemnity product group represented 12% of total sales for the second quarter, compared with 10% in 2002. The success of our personal sickness indemnity policy contributed to the 18% sales increase for this product group. Our fixed-benefit dental product accounted for 7% of total sales for both the second quarter of 2003 and 2002.

     An integral part of our strategy for continued growth in the United States is expanding our distribution system. To improve our sales results in the future, we are focused on the expansion of the field management network that supports our sales force. We created two new sales territories in May 2003. We are also increasing the number of regional and district sales coordinators to enhance our recruiting and training capabilities.

     Another aspect of our growth strategy is the continued enhancement of our product line. Throughout 2003, we are introducing enhanced versions of our accident, cancer and short-term disability insurance policies. We hope these newly revised products will benefit sales results in future periods.

     We continue to view AFLAC’s advertising program as an important competitive strength and a key component of future sales growth. Our advertising program has greatly benefited the AFLAC brand and the growth of our distribution system. During the second quarter, the average number of associates producing business on a monthly basis increased 10.0% to 17,000 agents, compared with 15,400 for the same period in 2002.

     We believe the changes we have made to our sales infrastructure will benefit our organization as the year progresses. However, it will take time for these changes to take hold. For the third quarter, we believe sales will likely increase in the 6% to 13% range. And if third quarter sales are at the high end of that range, then increasing sales by 10% to 15% for the year is a reasonable expectation.

AFLAC U.S. Investments

     The return on average invested assets, net of investment expenses, was 7.33% for the second quarter of 2003, compared with 7.49% in 2002. For the six months ended June 30, 2003, the return on average invested assets was 7.44%, compared with 7.58% in 2002. For the quarter ended June 30, 2003, available cash flow was invested at an average yield of 6.21%, compared with 7.53% in 2002. The yield on AFLAC’s U.S. portfolio was 7.79% at June 30, 2003, compared with 7.98% at June 30, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

     During the second quarter, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The requirements of these standards are not expected to impact our financial position or results of operations.

     For additional information on new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

FINANCIAL CONDITION

     Since December 31, 2002, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2003, was 119.80 yen to one U.S. dollar, or .1% stronger than the December 31, 2002 exchange rate of 119.90. The stronger yen increased reported investments and cash by $28 million, total assets by $31 million, and total liabilities by $30 million, compared with the amounts that would have been reported as of June 30, 2003, if the exchange rate had remained unchanged from December 31, 2002.

Investments and Cash

     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders’ equity. We seek to meet this objective through a diversified portfolio of investments that reflects the characteristics of the liabilities it supports.

     For the six-month period, the increase in investments and cash reflects general market conditions for debt securities and the substantial cash flows in the functional currencies of our operations. See the Capital Resources and Liquidity section for additional information.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	June 30,	December 31,	June 30,	December 31,
(In millions)	2003	2002	2003	2002

Securities available for sale, at fair value:
Fixed maturities	$19,235	$18,036	$4,937 *	$4,623 *
Perpetual debentures	3,185	2,569	217	161
Equity securities	88	136	42	122

Total available for sale	22,508	20,741	5,196	4,906

Securities held to maturity, at amortized cost:
Fixed maturities	8,316	8,394	16	—
Perpetual debentures	3,856	3,700	—	—

Total held to maturity	12,172	12,094	16	—

Total investment securities	$34,680	$32,835	$5,212	$4,906

*Includes securities held by the parent company of $39 in 2003 and $207 in 2002

     AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. Our investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which help to reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset and liability matching and our overall investment returns. Privately issued securities held by AFLAC Japan at amortized cost accounted for $20.9 billion, or 59.0% of total debt securities as of June 30, 2003, compared with $19.3 billion, or 56.3%, at December 31, 2002. Total privately issued securities, at amortized cost, accounted for $22.5 billion, or 63.5%, of total debt securities as of June 30, 2003, compared with $20.6 billion, or 60.2%, at December 31, 2002. Of the total privately issued securities, reverse-dual currency debt securities accounted for $5.7 billion, or 25.3%, of total privately issued securities as of June 30, 2003, compared with $4.7 billion, or 22.6%, at December 31, 2002.

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

	June 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.6%	2.7%	2.3%	2.5%
AA	30.0	32.7	34.6	38.3
A	35.3	35.4	36.8	36.0
BBB	28.3	26.3	24.0	21.5
BB or lower	3.8	2.9	2.3	1.7

	100.0%	100.0%	100.0%	100.0%

     Debt security purchases were as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2003	December 31, 2002

AAA	6.0%	1.7%
AA	4.9	21.1
A	44.7	47.5
BBB	44.4	29.7

	100.0%	100.0%

     The overall credit quality of our portfolio remains high in part because our investment policy prohibits us from purchasing below-investment-grade securities. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security was in the held-to-maturity category, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value is reflected on the balance sheet. Investment management then updates its credit analysis and reviews the investment based on our impairment policy to determine if the investment should be impaired and/or liquidated.

     Net unrealized gains of $5.7 billion on investment securities at June 30, 2003, consisted of $6.0 billion in gross unrealized gains and $302 million in gross unrealized losses. Net unrealized gains of $3.3 billion on investment securities at December 31, 2002, consisted of $4.3 billion in gross unrealized gains and $1.0 billion in gross unrealized losses. The decline in gross unrealized losses since year-end 2002 reflects a narrowing of credit spreads and a decline in investment yields in Japan. Gross unrealized losses on investment-grade securities were $155 million at June 30, 2003 and $870 million at December 31, 2002.

     Net unrealized losses of $129 million on our below-investment-grade securities at June 30, 2003, consisted of $146 million of gross unrealized losses and $17 million of gross unrealized gains. Net unrealized losses of $156 million on below-investment-grade securities at December 31, 2002, consisted of $163 million of gross unrealized losses and $7 million of gross unrealized gains. These below-investment-grade securities, which are held in our available-for-sale portfolio, comprised 3.8% of total investment securities at amortized cost (2.9% at fair value) at June 30, 2003, compared with 2.3% of total investment securities at amortized cost (1.7% at fair value) at December 31, 2002. Below-investment-grade holdings were as follows:

Below-Investment-Grade Holdings

	June 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$317	$279	$ *	$ *
KLM Royal Dutch Airlines	250	196	250	158
Royal and Sun Alliance Insurance	209	186	*	*
Levi Strauss & Co.	117	109	117	117
Cerro Negro Finance	67	57	67	40
BIL Asia Group	50	47	133	124
AMP Japan	50	50	*	*
LeGrand	46	45	86	66
Ikon, Inc	46	42	*	*
Asahi Finance Limited	42	45	42	46
PDVSA Finance	31	28	32	25
Tennessee Gas Pipeline	31	32	40	33
SB Treasury Company LLC	28	31	*	*
KDDI	22	24	22	21
Other	27	33	2	5

Total	$1,333	$1,204	$791	$635

*Rated investment grade at December 31, 2002

     Occasionally a debt security will be rated as investment grade by one rating agency, while another rating agency will rate the same security as below investment grade. As a result of the current credit environment, we changed our credit rating classification policy on split-rated securities during the first quarter of 2003. Prior to the first quarter, our practice was to report split-rated securities based on the higher credit rating. However, our current policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the Securities Valuation Office (SVO) designation from the National Association of Insurance Commissioners (NAIC) as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated holdings as of June 30, 2003, represented 2.2% of total debt securities at amortized cost and were as follows:

Split-Rated Holdings
June 30, 2003

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Sumitomo Bank	$320	Baa1	BB+	2/P2	Investment Grade
Royal and Sun Alliance Insurance	209	Ba1	BBB	1	Below Investment Grade
Sanwa Finance	93	Baa1	BB+	2/P2	Investment Grade
AMP Japan	50	Ba3	BBB-	3	Below Investment Grade
SB Treasury Company LLC	28	Baa2	B+	P3	Below Investment Grade
Tyco International	17	Ba2	BBB-	3	Below Investment Grade
Ikon, Inc.	46	Ba1	BBB-	3	Below Investment Grade
Fuji Finance	16	Baa1	BB+	2	Investment Grade

     As part of our investment activities, we have investments in several yen-denominated variable interest entities (VIEs) and special purpose entities (SPEs). For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

     Cash, cash equivalents and short-term investments totaled $1.7 billion, or 4.2% of total investments and cash as of June 30, 2003, compared with $1.4 billion, or 3.5% as of December 31, 2002.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $4.5 billion at June 30, 2003, an increase of $183 million, or 4.3% during the first six months of 2003. AFLAC Japan’s deferred policy acquisition costs were $3.0 billion at June 30, 2003, an increase of $97 million, or 3.4% (3.3% increase in yen). At June 30, 2003, deferred policy acquisition costs of AFLAC U.S. were $1.5 billion, an increase of $86 million, or 6.1%. The increase in deferred policy acquisition costs was primarily driven by increases in new annualized premium sales. The stronger yen at June 30, 2003 increased reported deferred policy acquisition costs by $2 million.

Policy Liabilities

     Policy liabilities totaled $34.0 billion at June 30, 2003, an increase of $1.3 billion, or 4.0%, during the first six months of 2003. AFLAC Japan’s policy liabilities were $30.5 billion (3.7 trillion yen) at June 30, 2003, an increase of $1.1 billion, or 3.7% (3.6% increase in yen). At June 30, 2003, policy liabilities of AFLAC U.S. were $3.5 billion, an increase of $214 million, or 6.5%. The increase in policy liabilities is the result of both the growth and the aging of the in-force business. The stronger yen at June 30, 2003, increased reported policy liabilities by $25 million.

Notes Payable

     Notes payable totaled $1.3 billion at both June 30, 2003 and December 31, 2002. See Note 6 of the Notes to the Consolidated Financial Statements for information on notes payable at June 30, 2003. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains on investment securities) was 23.4% as of June 30, 2003, compared with 24.8% as of December 31, 2002.

     As of June 30, 2003, we had no material purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     AFLAC Japan uses short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

     AFLAC U.S. and AFLAC Japan have defined benefit pension plans that cover substantially all full-time employees. General market conditions and the actuarial assumptions used to value our plans’ assets and liabilities have a significant impact on plan costs and the reported values of plan assets and liabilities. Generally, the plans are funded annually, with minimum contributions required by applicable regulations, including amortization of unfunded prior service cost. We believe the discount rate, as supported by our consulting actuaries and used in the valuation of our Japanese plan, is reasonable. In light of the depressed U.S. interest rate environment, we lowered the discount rate used in valuing our U.S. plan from 7.0% to 6.5% during the first quarter of 2003 to be more in line with prevailing rates. We expect the lower discount rate to increase the minimum pension liability associated with our U.S. plan, assuming no improvement in the general markets for investment securities during the remainder of 2003. As such, we recorded an additional minimum pension liability of $3 million during the first six months to reflect the expected annual increase in the minimum pension liability.

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have a policyholder protection system that provides funds for the policyholders of insolvent insurers. In Japan, we recognize charges for our estimated share of the insurance industry’s obligation once it is determinable. In the United States, we recognize assessments as they are determined by the state guaranty associations. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2002.

Capital Resources and Liquidity

     The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are policy claims, commissions, operating expenses, income taxes and payments to AFLAC Incorporated for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

     Our investment objectives provide for liquidity through the ownership of investment-grade debt securities. AFLAC insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC’s policies provide fixed-benefit amounts rather than reimbursement for actual medical costs and therefore generally are not subject to the risks of medical-cost inflation.

     AFLAC is domiciled in Nebraska and is subject to its regulations. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to AFLAC Incorporated. Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to AFLAC Incorporated. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency.

     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. AFLAC’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by AFLAC Incorporated from funds generated through debt or equity offerings. The NAIC’s risk-based capital formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The formula evaluates insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. AFLAC’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the risk-based capital formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong risk-based capital ratio and statutory capital and surplus position in future periods.

     AFLAC Japan is regulated by the Japanese FSA. The FSA maintains its own solvency standards, a version of risk-based capital requirements, and can limit or restrict the transfer of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. However, AFLAC Japan’s solvency margin ratio significantly exceeds regulatory minimums and as such has not limited its ability to transfer funds to AFLAC Incorporated or AFLAC. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. AFLAC Japan paid $14 million to AFLAC Incorporated for management fees during both the first six months of 2003 and 2002. Expenses allocated to AFLAC Japan were $11 million for both the six months ended June 30, 2003 and 2002. During the first half of 2003, AFLAC Japan also remitted profits of $170 million (20.0 billion yen) to AFLAC U.S., compared with $160 million (19.5 billion yen) in 2002. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

     For the Japanese reporting fiscal year ended March 31, 2002, AFLAC Japan adopted a new Japanese statutory accounting standard regarding fair value accounting for investments. Previously, debt securities were generally reported at amortized cost for FSA purposes. Under the new accounting standard, AFLAC Japan’s debt securities have been classified as either available for sale or held to maturity, similar to GAAP investment classifications. Under this new regulatory accounting standard, the unrealized gains and losses on debt securities available for sale are reported in FSA capital and surplus and reflected in the solvency margin ratio. This new accounting standard may result in significant fluctuations in FSA equity, AFLAC Japan’s solvency margin ratio and amounts available for annual profit repatriation.

     AFLAC Incorporated’s insurance operations continue to provide the primary sources of its liquidity through dividends and management fees. AFLAC declared dividends payable to AFLAC Incorporated in the amount of $367 million in the first half of 2003, compared with $266 million in the first half of 2002. AFLAC Incorporated occasionally accesses debt and equity security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

Consolidated Cash Flows

     We translate operating cash flows for AFLAC Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the six months ended June 30:

Consolidated Cash Flows by Activity

(In millions)	2003	2002

Operating activities	$1,586	$1,446
Investing activities	(1,090)	(1,413)
Financing activities	(141)	(173)
Exchange effect on cash and cash equivalents	1	49

Net change in cash and cash equivalents	$356	$(91)

Operating Activities

     In the first half of 2003, consolidated cash flow from operations increased 9.7% to $1.6 billion, compared with $1.4 billion for the same period in 2002. AFLAC Japan contributed 79% of the consolidated net cash flow from operations for the six months ended June 30, 2003, compared with 82% for the same period in 2002. For the six months ended June 30, 2003, net cash flow from operations for AFLAC Japan increased 6.0% (4.4% decrease in yen) to $1.3 billion, compared with $1.2 billion in 2002. The increase in AFLAC Japan’s cash flows is primarily attributable to the stronger average yen/dollar exchange rate. The stronger yen increased AFLAC Japan’s reported cash flows by $107 million for the six months ended June 30, 2003, while the weaker yen decreased cash flows by $92 million for the same period in 2002. Net cash flow from operations other than Japan increased 26.7% in the six-month period ended June 30, 2003, to $328 million, compared with $259 million for the six months ended June 30, 2002. The increase in cash flows from operations other than Japan was primarily due to lower paid expenses in the first half of 2003.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities decreased 22.8% to $1.1 billion in the first half of 2003, compared with $1.4 billion for the same period in 2002. Cash flow used by investing activities for AFLAC Japan was $1.1 billion in the first half of 2003, compared with $1.4 billion a year ago.

     When market opportunities arise, we dispose of selected debt securities that are available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity amounted to approximately 4% of the year-to-date average investment portfolio of debt securities available for sale during the six-month periods ended June 30, 2003 and 2002.

Financing Activities

     Consolidated cash used by financing activities was $141 million in the first half of 2003, compared with $173 million in the first half of 2002. During the six months ended June 30, 2003, we purchased approximately 4.5 million shares of AFLAC stock for $146 million, compared with approximately 6.5 million shares for $175 million for the same period in 2002. Dividends to shareholders for the first half of 2003 increased 27%, from $.11 per share in 2002 to $.14 per share in 2003.

Credit Ratings

     AFLAC is rated “AA” by both Standard & Poor’s and Fitch Ratings for financial strength. Moody’s assigned AFLAC an “Aa2” for financial strength. A.M. Best assigned AFLAC an “A+, Superior” rating for financial strength and operating performance. AFLAC Incorporated’s credit rating for senior debt is “A” by Standard & Poor’s, “A+” by Fitch Ratings, and “A2” by Moody’s.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial instruments are primarily exposed to two types of market risks. They are currency risk and interest rate risk.

Currency Risk

     The functional currency of AFLAC Japan’s insurance operation is the Japanese yen. All of AFLAC Japan’s premiums, claims and commissions are received or paid in yen as are most of its investment income and other expenses. Furthermore, most of AFLAC Japan’s investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. AFLAC Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, AFLAC Incorporated has yen-denominated notes payable and cross-currency swaps related to its senior notes.

     We are only exposed to economic currency risk when yen funds are converted into dollars. This primarily occurs when we convert yen funds that have been transferred from AFLAC Japan for profit repatriations, management fees and home office expense allocations. The exchange rates prevailing at the time of transfer may differ from the exchange rates prevailing at the time the yen profits were earned. It has been our practice to transfer yen funds each year from AFLAC Japan to AFLAC U.S. Generally, these yen fund repatriations have represented an amount less than 80% of AFLAC Japan’s prior year FSA-based earnings.

     For financial reporting purposes, we translate financial statement amounts from yen into dollars. Therefore, the translation of the reported amounts is affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

     On a consolidated basis, we attempt to match yen-denominated assets to yen-denominated liabilities in order to minimize the exposure of our shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of AFLAC Japan’s investment portfolio in dollar-denominated securities and by the parent company’s issuance of yen-denominated debt. As a result, the effect of currency fluctuations on our net assets is diminished.

     At June 30, 2003, consolidated yen-denominated net assets were $1.2 billion, compared with $991 million at December 31, 2002. AFLAC Japan’s yen-denominated net assets were $2.5 billion at June 30, 2003. AFLAC Incorporated’s yen-denominated net liabilities were $1.3 billion at June 30, 2003. The following table compares the dollar values of our yen-denominated asset exposure at various exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
June 30, 2003

(In millions)

Yen/dollar exchange rates	104.80	119.80	*	134.80

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$19,274	$16,860		$14,984
Perpetual debentures	3,395	2,970		2,639
Equity securities	100	88		78
Securities held to maturity:
Fixed maturities	9,507	8,316		7,391
Perpetual debentures	4,408	3,856		3,427
Cash and cash equivalents	1,002	877		779
Other financial instruments	11	10		9

Subtotal	37,697	32,977		29,307

Liabilities:
Notes payable	986	863		767
Cross-currency swaps	530	464		412
Obligation for Japanese policyholder protection fund	250	218		194

Subtotal	1,766	1,545		1,373

Net yen-denominated financial instruments	35,931	31,432		27,934
Other yen-denominated assets	4,594	4,019		3,572
Other yen-denominated liabilities	(39,191)	(34,284)		(30,469)

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$1,334	$1,167		$1,037

*Actual June 30, 2003 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per diluted share, see Foreign Currency Translation beginning on page 18.

Interest Rate Risk

     Our primary interest rate exposure is a result of the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which measures price percentage volatility, to estimate the sensitivity of our debt securities’ fair values to interest rate changes. For example, if the current duration of a debt security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates on new business have been increased several times to help offset the lower available investment yields. Also in recent years, our strategy of developing and marketing riders as attachments to our older policies has helped offset the negative investment spread. And, despite the negative investment spreads, adequate overall profit margins still exist in AFLAC Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable mortality, morbidity and expenses.

     At June 30, 2003, we had $5.6 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.9 billion based on our portfolio as of June 30, 2003. The effect on yen-denominated debt securities is approximately $3.3 billion and the effect on dollar-denominated debt securities is approximately $607 million.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties. In particular, statements containing words such as “expect,” “anticipate,” “believe,” “goal,” “objective,” “may,” “should,” “estimate,” “intends,” “projects,” or similar words as well as specific projections of future results, generally qualify as forward-looking. AFLAC undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	legislative and regulatory developments,
•	assessments for insurance company insolvencies,
•	competitive conditions in the United States and Japan,
•	new product development,
•	ability to attract and retain qualified sales associates,
•	ability to repatriate profits from Japan,
•	changes in U.S. and/or Japanese tax laws or accounting requirements,
•	credit and other risks associated with AFLAC’s investment activities,
•	significant changes in interest rates,
•	fluctuations in foreign currency rates,
•	deviations in actual experience from pricing and reserving assumptions,

•	level and outcome of litigation,
•	downgrades in the company’s credit rating,
•	changes in rating agency policies or practices,
•	subsidiary’s ability to pay dividends to parent company, and
•	general economic conditions in the United States and Japan.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4	-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of CFO dated August 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of CEO and CFO dated August 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended June 30, 2003, one Current Report on Form 8-K, dated April 23, 2003, was furnished to report the Company’s press release announcing its first quarter financial results. A second Current Report on Form 8-K, dated April 25, 2003, was furnished to report the Company’s first quarter report to shareholders.

     Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	August 12, 2003
(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	August 12, 2003
(Ralph A. Rogers Jr.)	Financial Services; Chief Accounting Officer

Exhibits Filed With Current Form 10-Q:

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of CFO dated August 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of CEO and CFO dated August 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.