Form 10-Q
period 2003-09-30
AFLAC INC
filed 2003-11-12
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 7, 2003

Common Stock, $.10 Par Value	512,829,941 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	1

Consolidated Statements of Earnings
Three Months Ended September 30, 2003 and 2002	3
Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2003 and 2002	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002	5

Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2003 and 2002	7
Nine Months Ended September 30, 2003 and 2002

Notes to the Consolidated Financial Statements	8

Review by Independent Accountants	16

Independent Accountants' Review Report	17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	40

Part II. Other Information:

Item 1. Legal Proceedings	40

Item 6. Exhibits and Reports on Form 8-K	41

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $22,322 in 2003
and $19,423 in 2002)	$25,037	$22,659
Perpetual debentures (amortized cost $3,201 in 2003
and $2,758 in 2002)	3,227	2,730
Equity securities (cost $32 in 2003 and $262 in 2002)	66	258
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $8,950 in 2003 and $8,599 in 2002)	9,027	8,394
Perpetual debentures (fair value $4,202 in 2003
and $3,595 in 2002)	4,145	3,700
Other investments	33	27
Cash and cash equivalents	1,176	1,379

Total investments and cash	42,711	39,147
Receivables, primarily premiums	495	435
Accrued investment income	403	414
Deferred policy acquisition costs	4,789	4,277
Property and equipment, at cost less accumulated depreciation	503	482
Other	335	303

Total assets	$49,236	$45,058

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	September 30,
	2003	December 31,
	(Unaudited)	2002

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$33,711	$29,797
Unpaid policy claims	2,008	1,753
Unearned premiums	489	428
Other policyholders' funds	928	748

Total policy liabilities	37,136	32,726
Notes payable	1,376	1,312
Income taxes	2,312	2,364
Payables for security transactions	135	274
Payables for return of cash collateral on loaned securities	594	1,049
Other	1,016	939
Commitments and contingent liabilities (Note 8)

Total liabilities	42,569	38,664

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 651,177
shares in 2003 and 648,618 shares in 2002	65	65
Additional paid-in capital	405	371
Retained earnings	5,854	5,244
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	216	222
Unrealized gains on investment securities	2,236	2,416
Minimum pension liability adjustment	(11)	(8)
Treasury stock, at average cost	(2,098)	(1,916)

Total shareholders' equity	6,667	6,394

Total liabilities and shareholders' equity	$49,236	$45,058

Shareholders' equity per share	$13.01	$12.43

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Premiums, principally supplemental health insurance	$2,478	$2,253	$7,257	$6,348
Net investment income	448	418	1,314	1,195
Realized investment gains (losses)	(4)	(3)	(17)	(14)
Other income	9	39	46	62

Total revenues	2,931	2,707	8,600	7,591

Benefits and expenses:
Benefits and claims	1,872	1,735	5,500	4,878
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	113	99	341	284
Insurance commissions	287	274	842	772
Insurance expenses	264	218	724	612
Interest expense	6	5	16	14
Other operating expenses	18	19	58	67

Total acquisition and operating expenses	688	615	1,981	1,749

Total benefits and expenses	2,560	2,350	7,481	6,627

Earnings before income taxes	371	357	1,119	964
Income taxes	134	117	396	329

Net earnings	$237	$240	$723	$635

Net earnings per share:
Basic	$.46	$.46	$1.41	$1.22
Diluted	.45	.45	1.38	1.20

Common shares used in computing earnings per share (In thousands):
Basic	513,385	516,984	513,888	518,169
Diluted	521,212	527,908	522,793	529,038

Cash dividends per share	$.08	$.06	$.22	$.17

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Nine Months Ended September 30,
	2003	2002

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	371	338
Exercise of stock options, including income tax benefits	16	6
Gain on treasury stock reissued	18	18

Balance, end of period	405	362

Retained earnings:
Balance, beginning of period	5,244	4,542
Net earnings	723	635
Dividends to shareholders ($.22 per share in 2003
and $.17 per share in 2002)	(113)	(88)

Balance, end of period	5,854	5,089

Accumulated other comprehensive income:
Balance, beginning of period	2,630	2,091
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(6)	13
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(180)	333
Minimum pension liability adjustment during period,
net of income taxes	(3)	-

Balance, end of period	2,441	2,437

Treasury stock:
Balance, beginning of period	(1,916)	(1,611)
Purchases of treasury stock	(216)	(264)
Cost of shares issued	34	26

Balance, end of period	(2,098)	(1,849)

Total shareholders' equity	$6,667	$6,104

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$723	$635
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Change in receivables and advance premiums	(43)	22
Increase in deferred policy acquisition costs	(279)	(254)
Increase in policy liabilities	1,897	1,776
Change in income tax liabilities	229	131
Realized investment losses	17	14
Other, net	62	111

Net cash provided by operating activities	2,606	2,435

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,195	1,182
Fixed maturities matured	945	860
Perpetual debentures sold	101	-
Equity securities and other	222	55
Fixed-maturity securities held to maturity	-	238
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,849)	(2,559)
Perpetual debentures	(287)	-
Equity securities	(3)	(102)
Securities held to maturity:
Fixed maturities	(328)	(1,628)
Perpetual debentures	(169)	(135)
Change in cash collateral on loaned securities, net	(499)	292
Other, net	(18)	(24)

Net cash used by investing activities	$(2,690)	$(1,821)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from financing activities:
Purchases of treasury stock	$(216)	$(264)
Dividends paid to shareholders	(107)	(83)
Change in investment-type contracts, net	124	62
Treasury stock reissued	24	22
Principal payments under debt obligations	(11)	(231)
Proceeds from borrowings	-	254
Other, net	15	6

Net cash used by financing activities	(171)	(234)

Effect of exchange rate changes on cash and cash equivalents	52	59

Net change in cash and cash equivalents	(203)	439
Cash and cash equivalents, beginning of period	1,379	852

Cash and cash equivalents, end of period	$1,176	$1,291

Supplemental disclosures of cash flow information:
Income taxes paid	$164	$196
Interest paid	9	17
Impairment losses included in realized investment losses	-	48
Noncash financing activities:
Capitalized lease obligations	8	6
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	6	5
Associate stock bonus	22	17

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$237	$240	$723	$635

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	(94)	31	(80)	(48)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during period	(1,563)	116	(445)	466
Reclassification adjustment for realized (gains)
losses included in net earnings	4	4	17	14
Minimum pension liability adjustment during period	-	-	(3)	-

Total other comprehensive income (loss)
before income taxes	(1,653)	151	(511)	432
Income tax expense (benefit) related to items of
other comprehensive income	(602)	17	(322)	86

Other comprehensive income (loss) net
of income taxes	(1,051)	134	(189)	346

Total comprehensive income (loss)	$(814)	$374	$534	$981

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of September 30, 2003, and the consolidated statements of earnings and comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002, and consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. Results of operations for interim periods are not necessarily indicative of results for the entire year.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per-share amounts)	2003	2002	2003	2002

Net earnings, as reported	$237	$240	$723	$635
Deduct compensation expense determined
under a fair value method, net of tax	6	10	21	27

Pro forma net earnings	$231	$230	$702	$608

Earnings per share:
Basic - as reported	$.46	$.46	$1.41	$1.22
Basic - pro forma	.45	.44	1.37	1.17

Diluted - as reported	$.45	$.45	$1.38	$1.20
Diluted - pro forma	.44	.43	1.34	1.15

2.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB (Accounting Research Bulletin) No. 51. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, the FASB delayed the effective date of FIN 46 for variable interest entities (VIEs) or potential VIEs created before February 2003.

     As part of our investment activities, we have yen-denominated investments in nine VIEs totaling $1.4 billion at amortized cost, or $1.3 billion at fair value. We have completed our review of these investments and have concluded that we are the primary beneficiary. Therefore, we will now consolidate our interests in accordance with FIN 46 effective December 31, 2003. The activities of these VIEs are limited to holding subordinated notes representing Tier 1 bank capital and utilizing the proceeds from the subordinated notes to service our investments therein. These VIEs are classified as available-for-sale fixed-maturity or perpetual securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consolidation of these investments will not impact our financial position or results of operations.

     We have also invested in eleven yen-denominated fixed-maturity securities issued by three special purpose entities (SPEs) totaling $1.0 billion at amortized cost, or $980 million at fair value. The underlying collateral assets of the SPEs are either yen-denominated or dollar-denominated debt securities that have been effectively transformed into yen-denominated assets through the use of currency and interest rate swaps. Each of the SPEs has a default trigger whereby default on any of the underlying securities would force dissolution of the SPE, distribution of the underlying securities, and termination of the related swaps. We have no equity interests in any of the SPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment. We have concluded our review of these investments and have determined that these investments are not subject to the consolidation requirements of FIN 46.

     During the second quarter of 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The requirements of these standards are not expected to impact our financial position or results of operations.

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

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a non-GAAP financial performance measure called pretax operating earnings. We believe the presentation and evaluation of operating earnings provides information that may enhance an investor's understanding of the Company's underlying profitability and results of operations. Our definition of operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. The fluctuations in these items are driven by external economic factors that may not reflect the results of our underlying business. Therefore, we believe operating earnings is a useful financial measure because it focuses on the performance of the business and excludes items that are inherently unpredictable. Information regarding operations by segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Revenues:
AFLAC Japan:
Earned premiums	$1,818	$1,686	$5,336	$4,713
Net investment income	355	331	1,044	946
Other income	5	-	16	-

Total AFLAC Japan	2,178	2,017	6,396	5,659

AFLAC U.S.:
Earned premiums	660	568	1,921	1,635
Net investment income	92	84	267	245
Other income	3	2	7	7

Total AFLAC U.S.	755	654	2,195	1,887

Other business segments	9	12	29	33

Total business segment revenues	2,942	2,683	8,620	7,579
Realized investment gains (losses)	(4)	(3)	(17)	(14)
Corporate*	8	43	44	74
Intercompany eliminations	(15)	(16)	(47)	(48)

Total revenues	$2,931	$2,707	$8,600	$7,591

Earnings before income taxes:
AFLAC Japan	$276	$242	$843	$697
AFLAC U.S.	117	100	327	290
Other business segments	-	-	-	(1)

Total business segment earnings	393	342	1,170	986
Realized investment gains (losses)	(4)	(3)	(17)	(14)
Interest expense, noninsurance operations	(5)	(4)	(14)	(12)
Corporate*	(13)	22	(20)	4

Total earnings before income taxes	$371	$357	$1,119	$964

*Includes for the three-month period, investment income of $1 in 2003, compared with $2 in 2002 and $3 for the nine-month period in 2003, compared with $4 in 2002. Also, includes for the three-month period, a loss of $2 in 2003 and a gain of $34 in 2002 related to changes in fair value of the interest rate component of the cross-currency swaps, and for the nine-month period, a gain of $11 in 2003 and $43 in 2002.

     Assets were as follows:

	September 30,	December 31,
(In millions)	2003	2002

Assets:
AFLAC Japan	$41,065	$37,983
AFLAC U.S.	7,723	6,672
Other business segments	52	62

Total business segment assets	48,840	44,717
Corporate	8,240	7,887
Intercompany eliminations	(7,844)	(7,546)

Total assets	$49,236	$45,058

4.  INVESTMENTS

Realized Investment Gains and Losses

     We realized pretax investment losses of $4 million (after-tax, $.01 per diluted share) for the quarter ended September 30, 2003 and $17 million (after-tax, $.03 per diluted share) for the nine months ended September 30, 2003. These losses resulted from our program to liquidate our equity securities portfolio and other investment transactions in the normal course of business.

     For the quarter ended September 30, 2002, we realized pretax investment losses of $3 million (after-tax, $.01 per diluted share), primarily as a result of impairment losses on various equity securities. In the first quarter of 2002, we recognized a pretax impairment loss of $37 million on the corporate debt security of a Japanese issuer we determined to have had an other than temporary decline in fair value. We then transferred this security from the held-to-maturity category to the available-for-sale category as a result of its credit rating downgrade. We also recognized pretax impairment losses of $5 million related to various equity securities we deemed to have had other than temporary declines in fair value. The preceding impairment losses and other investment transactions in the normal course of business decreased pretax earnings by $14 million (after-tax, $.02 per diluted share) for the nine months ended September 30, 2002.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities was as follows:

	September 30,	December 31,
(In millions)	2003	2002

Unrealized gains on securities available for sale	$2,775	$3,204
Unamortized unrealized gains on securities transferred
to held to maturity	625	625
Deferred income taxes	(1,164)	(1,413)

Shareholders' equity, net unrealized gains on investment securities	$2,236	$2,416

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

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2003, we had security loans outstanding with a fair value of $578 million, and we held cash in the amount of $594 million as collateral for these loaned securities. At December 31, 2002, we had security loans outstanding with a fair value of $1.0 billion, and we held cash in the amount of $1.0 billion as collateral for these loaned securities. See Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

5.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     As of September 30, 2003, and December 31, 2002, we had outstanding cross-currency swap agreements related to our $450 million senior notes (Note 6). We have designated these cross-currency swaps as a hedge of the foreign currency exposure of our investment in AFLAC Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2003	2002

Interest rate component	$49	$38
Foreign currency component	(50)	(18)
Accrued interest component	10	5

Total fair value of cross-currency swaps	$9	$25

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2003	2002

Balance, beginning of period	$(18)	$27
Increase (decrease) in fair value of cross-currency swaps	(16)	14
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(16)	(48)

Balance, end of period	$(50)	$(7)

6.  NOTES PAYABLE

     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2003	2002

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	270	250
.87% notes due June 2006 (principal amount 40 billion yen)	359	334
.96% notes due June 2007 (principal amount 30 billion yen)	270	250
Obligations under capitalized leases, payable monthly through
2008, secured by computer equipment in Japan	28	29

Total notes payable	$1,376	$1,312

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period as the yen/dollar exchange rate fluctuates. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at September 30, 2003. No events of default or defaults occurred during the nine months ended September 30, 2003.

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the shares of our common stock for the nine months ended
September 30:

(In thousands of shares)	2003	2002

Common stock - issued:
Balance, beginning of period	648,618	646,559
Exercise of stock options	2,559	1,160

Balance, end of period	651,177	647,719

Treasury stock:
Balance, beginning of period	134,179	124,944
Purchases of treasury stock:
Open market	6,688	9,538
Other	166	54
Shares issued to AFL Stock Plan	(1,355)	(1,349)
Exercise of stock options and other	(919)	(636)

Balance, end of period	138,759	132,551

Shares outstanding, end of period	512,418	515,168

     As of September 30, 2003, we had approximately 10 million shares available for purchase under the share repurchase program authorized by the board of directors.

     For the nine months ended September 30, 2003, there were approximately 402,600 weighted-average shares, compared with 1,178,200 shares in 2002, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 844,500 shares for the three months ended September 30, 2003 and 978,300 shares for the same period in 2002).

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

     Land Purchase Commitment: A portion of AFLAC Japan's administrative office building is located on leased land. Under the terms of the lease agreement, we are committed to purchase the leased land, at fair value, upon the demand of the owner. As of September 30, 2003, the estimated fair value of the leased land was 1.8 billion yen ($16 million using the September 30, 2003, exchange rate).

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The September 30, 2003, and 2002, financial statements included in this filing have been reviewed by KPMG LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 17.

KPMG LLP
Certified Public Accountants
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management.

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
October 22, 2003

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to update the reader on matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the nine months ended September 30, 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2002.

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

Critical Accounting Estimates

     There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2003. For additional information, see MD&A Critical Accounting Estimates included in our annual report to shareholders for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We evaluate and manage our overall operations using a non-GAAP financial performance measure called operating earnings and our business segments using pretax operating earnings. We believe that the combined presentation and analysis of operating earnings, pretax operating earnings, and net earnings determined in accordance with GAAP, provides information that may enhance an investor's understanding of our underlying profitability and results of operations. Our definition of operating earnings as presented in the following discussion starts with net earnings and excludes the following items on an after-tax basis: realized investment gains/losses and the change in fair value of the interest rate component of cross-currency swaps. We then exclude income taxes related to operations to arrive at pretax operating earnings. The fluctuations in these reconciling items are driven by external economic factors that may not reflect the results of our underlying business. Therefore, our discussion of earnings and comparisons thereof is directed toward pretax operating earnings and operating earnings as management believes these measures better represent the performance of the business. References to operating earnings per share are based on the diluted number of average outstanding shares, unless stated otherwise. The difference between the percentage changes in operating earnings and operating earnings per share can be impacted by our share repurchase program, reissued treasury stock, and the dilutive effect of stock options. The following table sets forth the results of operations by business segment for the three and nine-month periods ended September 30.

Summary of Operating Results by Business Segment

	Three Months Ended September 30,			Nine Months Ended September 30,

(In millions, except for share	Percentage			Percentage
and per-share amounts)	Change	2003	2002	Change	2003	2002

Operating earnings:
AFLAC Japan	14.1%	$276	$242	21.0%	$843	$697
AFLAC U.S.	16.5	117	100	12.7	327	290
Other business segments		-	-		-	(1)

Total business segments	14.9	393	342	18.6	1,170	986
Interest expense,
noninsurance operations		(5)	(4)		(14)	(12)
Corporate and eliminations		(10)	(11)		(31)	(39)

Pretax operating earnings	15.6	378	327	20.3	1,125	935
Income taxes	14.1	133	117	20.0	397	331

Operating earnings	16.5	245	210	20.5	728	604
Reconciling items, net of tax:
Realized investment gains
(losses)		(6)	(3)		(16)	(11)
Change in fair value of the
interest rate component of the
cross-currency swaps		(2)	33		11	42

Net earnings	(1.0)%	$237	$240	13.9%	$723	$635

Operating earnings per basic share	17.1%	$.48	$.41	21.4%	$1.42	$1.17
Operating earnings per diluted share	17.5	.47	.40	21.9	1.39	1.14

Net earnings per basic share	-%	$.46	$.46	15.6%	$1.41	$1.22
Net earnings per diluted share	-	.45	.45	15.0	1.38	1.20

Weighted-average shares
outstanding - basic (In thousands)	(.7)%	513,385	516,984	(.8)%	513,888	518,169
Weighted-average shares
outstanding - diluted (In thousands)	(1.3)	521,212	527,908	(1.2)	522,793	529,038

     The following table presents a reconciliation of operating earnings per share to net earnings per share for the three and nine-month periods ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating earnings per diluted share	$.47	$.40	$1.39	$1.14
Reconciling items, net of tax:
Realized investment gains (losses)	(.01)	(.01)	(.03)	(.02)
Change in fair value of the interest rate component
of the cross-currency swaps	(.01)	.06	.02	.08

Net earnings per diluted share	$.45	$.45	$1.38	$1.20

     We realized after-tax investment losses of $6 million ($.01 per diluted share) for the quarter ended September 30, 2003 and $16 million ($.03 per diluted share) for the nine months ended September 30, 2003. These losses resulted from our program to liquidate our equity securities portfolio and other investment transactions in the normal course of business.

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

     For the three months ended September 30, 2003, we recognized an after-tax loss of $2 million ($.01 per diluted share) in connection with the change in fair value of the interest rate component of the cross-currency swaps on our senior notes payable, compared with an after-tax gain of $33 million ($.06 per diluted share) for the same period in 2002. For the nine months ended September 30, 2003, we recognized an after-tax gain of $11 million ($.02 per diluted share), compared with $42 million ($.08 per diluted share) for the same period in 2002. These amounts are included in other income in the consolidated statements of earnings.

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

Foreign Currency Translation Effect on Operating Results
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Nine Months		Three Months		Nine Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2003	2002	2003	2002	2003	2002	2003	2002

Premium income	10.0%	10.8%	14.3%	5.4%	8.8%	9.1%	9.2%	8.7%
Net investment income	7.4	6.5	9.9	3.4	6.6	5.2	6.2	5.9
Total benefits and
expenses	8.9	9.2	12.9	3.9	7.7	7.6	7.8	7.2
Operating earnings*	16.5	14.2	20.5	12.3	16.2	13.0	17.1	14.3
Operating earnings per
diluted share*	17.5	17.6	21.9	14.0	17.5	14.7	18.4	16.0

*				See page 18 for our definition of operating earnings.
**				Amounts excluding foreign currency changes were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

     Operating earnings per diluted share increased 17.5% to $.47 for the three months ended September 30, 2003, compared with the same period in 2002 and increased 21.9% to $1.39 for the nine months ended September 30, 2003, compared with the same period in 2002. The weighted-average yen/dollar exchange rate was 117.76 for the three months ended September 30, 2003, or 1.3% stronger than the weighted-average yen/dollar exchange rate of 119.24 in the third quarter of 2002. The weighted-average yen/dollar exchange rate was 118.39 for the nine months ended September 30, 2003, or 6.5% stronger than the weighted-average yen/dollar exchange rate of 126.03 for the same period in 2002. The slightly stronger weighted-average yen/dollar exchange rate did not impact earnings on a per-share basis for the third quarter. For the nine months ended September 30, 2003, the effect of foreign currency translation increased operating earnings by approximately $.04 per diluted share. Operating earnings per diluted share, excluding the effect of foreign currency translation, increased 17.5%, to $.47 for the third quarter and 18.4% to $1.35 for the nine months ended September 30, 2003, compared with the same periods in 2002.

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

     For 2003, our objective had been to increase operating earnings per diluted share by 15% to 17%, excluding the impact of currency translation. We now expect that we will generate 17% growth in operating earnings per diluted share and have increased our specific objective for 2003 to $1.83, excluding the impact of currency translation. If we achieve that objective, the following table shows the likely results for 2003 operating earnings per share, including the impact of foreign currency translation, using various yen/dollar exchange rate scenarios.

2003 Operating EPS Scenarios

Weighted-Average
Yen/dollar	Operating	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2002	on EPS

110.00	$1.95	25.0%	$.12
115.00	1.90	21.8	.07
120.00	1.87	19.9	.04
125.15 *	1.83	17.3	-
130.00	1.80	15.4	(.03)
135.00	1.78	14.1	(.05)

*Actual 2002 weighted-average exchange rate

     During the third quarter, we also increased our objective for 2004 from 15% to 17% growth in operating earnings per diluted share, excluding the impact of currency translation. For 2005, our objective is to increase operating earnings per diluted share by 15%, excluding the impact of currency translation.

Share Repurchase Program

     During the third quarter, we acquired 2.2 million shares of our stock, bringing the total number of shares purchased since year-end 2002 to 6.7 million. As of September 30, 2003, we had approximately 10 million shares available for purchase under the share repurchase program authorized by the board of directors. We anticipate that the repurchase of shares will be conducted from time to time in open market or negotiated transactions, depending upon market conditions.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.3% for the nine-month period ended September 30, 2003, compared with 35.4% for the same period in 2002.

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

Japanese Economy

     The economic situation in Japan exhibited signs of improvement during the third quarter, after being virtually flat during the first half of 2003. Although recent events appear to indicate that the foundation for a recovery is being laid, the time required for a full economic recovery remains uncertain.

AFLAC Japan Segment Pretax Operating Earnings

     Changes in AFLAC Japan's pretax operating earnings and profit margins are primarily affected by investment yields, morbidity, mortality, persistency and expense levels. An ongoing shift in our product mix to lower loss ratio products and favorable claim trends on some lines of business contributed to the decline in the benefit ratio. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. The current quarter's operating expense ratio reflects the impact of a 2.4 billion yen ($21 million) charge to adjust our policyholder protection fund liability. We revised our liability for existing assessments as a result of the recent agreement between the Japanese government and the insurance industry to extend the time over which the industry's liability will be funded. We expect that our share of the liability will increase due to the extension of the funding period. We also expect the operating expense ratio to be relatively stable in the future. The profit margin increased primarily due to the declining benefit ratio, which was partially offset by the effect of low investment yields. The following table presents a summary of operating results for the AFLAC Japan segment.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Premium income	$1,818	$1,686	$5,336	$4,713
Investment income	355	331	1,044	946
Other income	5	-	16	-

Total revenues	2,178	2,017	6,396	5,659

Benefits and claims	1,469	1,385	4,324	3,873
Operating expenses	433	390	1,229	1,089

Total benefits and expenses	1,902	1,775	5,553	4,962

Pretax operating earnings*	$276	$242	$843	$697

Average yen/dollar exchange rates	117.76	119.24	118.39	126.03

	In Dollars				In Yen

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002	2003	2002

Percentage changes over
previous period:
Premium income	7.8%	7.8%	13.2%	1.1%	6.3%	5.6%	6.4%	5.3%
Net investment income	7.1	6.4	10.4	2.8	5.7	4.2	3.7	7.2
Total operating revenues	8.0	7.6	13.0	1.3	6.5	5.4	6.2	5.6
Pretax operating earnings*	14.1	14.7	21.0	13.1	12.8	12.2	13.7	18.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Ratios to total revenues, in dollars:
Benefits and claims	67.4%	68.7%	67.6%	68.4%
Operating expenses	19.9	19.3	19.2	19.3
Pretax operating earnings*	12.7	12.0	13.2	12.3

*See page 18 for our definition of operating earnings.

     The 1.3% strengthening of the weighted-average yen/dollar exchange rate for the third quarter and 6.5% strengthening for the nine months lowered AFLAC Japan's comparative rates of growth of certain items in yen terms due to dollar-denominated investment income from holdings of dollar-denominated assets and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). For the nine months, dollar-denominated investment income accounted for approximately 29% of AFLAC Japan's investment income. As a result, translating AFLAC Japan's dollar-denominated investment income into yen suppresses the increases in net investment income, total operating revenues and pretax operating earnings in yen terms when the yen strengthens. The following table illustrates the impact on AFLAC Japan's yen operating results of translating its dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the previous year.

AFLAC Japan Percentage Changes Over Previous Period
For the Periods Ended September 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Nine Months		Three Months		Nine Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2003	2002	2003	2002	2003	2002	2003	2002

Net investment income	5.7%	4.2%	3.7%	7.2%	6.2%	4.9%	5.7%	5.8%
Total operating revenues	6.5	5.4	6.2	5.6	6.5	5.5	6.5	5.4
Pretax operating
earnings*	12.8	12.2	13.7	18.0	13.4	13.1	16.2	16.2

*	See page 18 for our definition of operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

AFLAC Japan Sales

     AFLAC Japan produced another quarter of better-than-expected total new annualized premium sales results. Total new annualized premium sales were 29.5 billion yen, or 15.9% higher than sales of 25.4 billion yen in the third quarter of 2002. These strong sales results reflect the continued popularity of our new stand-alone medical policy, EVER. Total new annualized premium sales as reported in dollars increased 17.5% to $251 million, compared with $213 million in the third quarter of 2002. Total new annualized premium sales grew 13.0% in yen terms to 89.5 billion yen or $756 million for the nine months ended September 30, 2003, compared with 79.2 billion yen or $629 million in 2002.

     Led by EVER, sales of stand-alone medical products represented 31% of third quarter sales in 2003, up from 21% a year ago. Introduced in the first quarter of 2002, EVER was developed to address consumer interest in whole-life medical insurance as a result of health care legislation that increased out-of-pocket costs for Japanese consumers in April 2003. We believe that EVER will continue to be a popular product and a solid contributor to sales.

     Sales of Rider MAX, the medical/sickness rider to our cancer life coverage, represented 23% of total sales in the third quarter of 2003, compared with 32% a year ago. Rider MAX sales have been impacted by an expected decline in conversions from the original term policy to a whole-life version of our Rider MAX product that we introduced in early 2002. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. We believe sales contributions from conversions will continue to taper off.

     As expected, cancer life sales were lower than a year ago due in part to our current marketing focus on medical products. Cancer life sales accounted for 26% of total sales, compared with 32% for the quarter ended September 30, 2002. Life insurance production accounted for 14% of sales during the quarter, compared with 11% in the second quarter of 2002.

     In order to maintain our strong sales momentum, we have continued to strengthen our recruiting efforts in Japan. We recruited more than 3,200 new individual and corporate agencies during the first nine months of 2003, putting us on track to surpass our recruiting target of 3,500 agencies for 2003. We continue to believe that new agencies and sales associates will be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image.

     Our initial objective for 2003 was to increase total new annualized premium sales by 5% to 10% in yen terms. Considering our strong sales results during the first nine months, we now believe total new annualized premium sales will increase by 11% to 12% in yen terms for the year.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and as previously discussed, the effect of yen/dollar exchange rates on dollar-denominated investment income. Although yen-denominated investment yields, as measured by yields on Japanese government bonds, increased during the third quarter, investment yields on yen-denominated debt securities remained at relatively low levels during 2003.

     We purchased yen-denominated securities at an average yield of 2.99% in the third quarter, compared with 3.52% in the third quarter of 2002. Including dollar-denominated investments, our blended new money yield was 3.96% for the quarter, compared with 3.76% for the quarter ended September 30, 2002. At September 30, 2003, the yield on AFLAC Japan's fixed-maturity portfolio was 4.60%, compared with 4.76% at September 30, 2002. Our return on average invested assets, net of investment expenses, was 4.43% for the quarter ended September 30, 2003, compared with 4.59% a year ago. For the nine months ended September 30, 2003, the return on average invested assets was 4.54%, compared with 4.71% for the same period in 2002.

INSURANCE OPERATIONS, AFLAC U.S. SEGMENT

AFLAC U.S. Segment Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, persistency, investment yields and expense levels. As a percentage of premium income, total benefits remained fairly consistent at 61.2% for the first nine months of 2003, compared with 61.5% for the same period in 2002. Additionally, our policy persistency by product has remained stable and the excess of investment yields over required interest on policy reserves has not changed materially during the past few years. For the current year, we expect the operating expense ratio to be in the range of 31.3% to 31.8%. We expect the profit margin for 2003 to be in the range of 14.5% to 15.0%. The following table presents a summary of operating results for the AFLAC U.S. segment.

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Premium income	$660	$568	$1,921	$1,635
Investment income	92	84	267	245
Other income	3	2	7	7

Total revenues	755	654	2,195	1,887

Benefits and claims	403	350	1,175	1,006
Operating expenses	235	204	693	591

Total benefits and expenses	638	554	1,868	1,597

Pretax operating earnings*	$117	$100	$327	$290

Percentage changes over previous period:
Premium income	16.3%	20.5%	17.5%	20.2%
Investment income	9.4	9.4	8.8	9.1
Total revenues	15.3	19.0	16.3	18.5
Pretax operating earnings*	16.5	17.2	12.7	15.2

Ratios to total revenues:
Benefits and claims	53.4%	53.4%	53.5%	53.3%
Operating expenses	31.1	31.3	31.6	31.3
Pretax operating earnings*	15.5	15.3	14.9	15.4

*See page 18 for our definition of operating earnings.

AFLAC U.S. Sales

     AFLAC U.S. produced total new annualized premium sales of $263 million, or 1.0% higher than new sales of $260 million for the three months ended September 30, 2002. For the nine-month period ended September 30, 2003, total new annualized premium sales grew 4.5% to $783 million, compared with $750 million for the same period in 2002.

     Accident/disability insurance was again the leading contributor to sales for the third quarter of 2003, representing 52% of total sales, compared with 50% for the year ago period. Cancer expense insurance accounted for 19% of total sales for the three months ended September 30, 2003 and 20% for the same period in 2002. Sales contributions from the hospital indemnity and fixed-benefit dental product groups remained unchanged from the prior-year quarter at 11% and 7%, respectively.

     We have been disappointed with our sales throughout 2003, and have taken several steps to improve future sales growth. Our actions primarily are centered on enhancing our distribution system by expanding the field management network that supports our sales force. We added two new sales territory directors in May 2003. We have also increased the number of state, regional and district sales coordinators to enhance our sales management infrastructure. We anticipate additional coordinator expansion in the future.

     The percentage growth in newly recruited agents continued to lag in the quarter and was basically flat with last year, due to tough comparisons and our recent focus on expanding our state, regional and district sales coordinator base. During the third quarter, the average number of associates producing business on a monthly basis increased 5.2% to 16,700 agents, compared with 15,900 for the same period in 2002. We believe that the number of newly recruited agents and producing associates will improve in future periods as our newly promoted field management becomes more seasoned.

     Another aspect of our growth strategy is the enhancement of our product line. During the third quarter of 2003, we have continued to introduce the new versions of our accident, cancer and short-term disability insurance policies throughout the United States. We believe these changes will benefit sales growth in future periods.

     We believe that AFLAC's advertising program and the changes we have made to our sales infrastructure and product offerings will benefit our organization in the long run. For the fourth quarter, we believe sales will be flat, compared with the fourth quarter of 2002, as these changes take hold and the members of our new sales management team adjust to new roles and responsibilities.

AFLAC U.S. Investments

     For the quarter ended September 30, 2003, available cash flow was invested at an average yield of 6.29%, compared with 7.66% in 2002. The yield on AFLAC's U.S. portfolio was 7.63% at September 30, 2003, compared with 7.98% at September 30, 2002. The return on average invested assets, net of investment expenses, was 7.33% for the third quarter of 2003, compared with 7.48% in 2002. For the nine months ended September 30, 2003, the return on average invested assets was 7.41%, compared with 7.55% in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

     During the second quarter of 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The requirements of these standards are not expected to impact our financial position or results of operations.

     For additional information on new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

FINANCIAL CONDITION

     Since December 31, 2002, our overall financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2003, was 111.25 yen to one U.S. dollar, or 7.8% stronger than the December 31, 2002 exchange rate of 119.90. The stronger yen increased reported investments and cash by $2.4 billion, total assets by $2.8 billion, and total liabilities by $2.7 billion, compared with the amounts that would have been reported as of September 30, 2003, if the exchange rate had remained unchanged from December 31, 2002.

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

     For the nine-month period, the increase in investments and cash reflects general market conditions for debt securities and the substantial cash flows in the functional currencies of our operations. See the Capital Resources and Liquidity section for additional information.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2003	2002	2003	2002

Securities available for sale, at
fair value:
Fixed maturities	$19,743	$18,036	$5,294	*	$4,623	*
Perpetual debentures	3,018	2,569	209		161
Equity securities	35	136	31		122

Total available for sale	22,796	20,741	5,534		4,906

Securities held to maturity, at
amortized cost:
Fixed maturities	9,012	8,394	15		-
Perpetual debentures	4,145	3,700	-		-

Total held to maturity	13,157	12,094	15		-

Total investment securities	$35,953	$32,835	$5,549		$4,906

*Includes securities held by the parent company of $39 in 2003 and $207 in 2002

     AFLAC Japan has invested in yen-denominated privately issued securities to secure higher yields than those available from Japanese government bonds. Our investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which help reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset and liability matching and our overall investment returns. Privately issued securities held by AFLAC Japan at amortized cost accounted for $22.7 billion, or 58.7% of total debt securities as of September 30, 2003, compared with $19.3 billion, or 56.3%, at December 31, 2002. Total privately issued securities, at amortized cost, accounted for $24.5 billion, or 63.2%, of total debt securities as of September 30, 2003, compared with $20.6 billion, or 60.2%, at December 31, 2002. Of the total privately issued securities, reverse-dual currency debt securities accounted for $6.4 billion, or 26.2%, of total privately issued securities as of September 30, 2003, compared with $4.7 billion, or 22.6%, at December 31, 2002.

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

	September 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.9%	3.1%	2.3%	2.5%
AA	29.2	32.2	34.6	38.3
A	35.9	35.8	36.8	36.0
BBB	28.7	26.3	24.0	21.5
BB or lower	3.3	2.6	2.3	1.7

	100.0%	100.0%	100.0%	100.0%

     Debt security purchases were as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2003	December 31, 2002

AAA	9.7%	1.7%
AA	11.4	21.1
A	38.6	47.5
BBB	40.3	29.7

	100.0%	100.0%

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

     Net unrealized gains of $2.8 billion on investment securities at September 30, 2003, consisted of $4.0 billion in gross unrealized gains and $1.2 billion in gross unrealized losses. Net unrealized gains of $3.3 billion on investment securities at December 31, 2002, consisted of $4.3 billion in gross unrealized gains and $1.0 billion in gross unrealized losses. The increase in gross unrealized losses since year-end 2002 primarily reflects an increase in investment yields in Japan. Gross unrealized losses on investment-grade securities were $1.0 billion at September 30, 2003 and $870 million at December 31, 2002.

     Net unrealized losses of $185 million on our below-investment-grade securities at September 30, 2003, consisted of $216 million of gross unrealized losses and $31 million of gross unrealized gains. Net unrealized losses of $156 million on below-investment-grade securities at December 31, 2002, consisted of $163 million of gross unrealized losses and $7 million of gross unrealized gains. These below-investment-grade securities, which are held in our available-for-sale portfolio, comprised 3.3% of total investment securities at amortized cost (2.6% at fair value) at September 30, 2003, compared with 2.3% of total investment securities at amortized cost (1.7% at fair value) at December 31, 2002. Below-investment-grade holdings were as follows:

Below-Investment-Grade Holdings

	September 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$337	$284	$ *	$ *
KLM Royal Dutch Airlines	270	191	250	158
Royal and Sun Alliance Insurance	225	171	*	*
Levi Strauss & Co.	126	108	117	117
AMP Japan	54	57	*	*
Asahi Finance Limited	46	67	42	46
LeGrand	46	44	86	66
Cerro Negro Finance	42	35	67	40
Tennessee Gas Pipeline	30	29	40	33
SB Treasury Company LLC	28	30	*	*
KDDI	23	24	22	21
Ikon, Inc.	21	21	*	*
PDVSA Finance	9	8	32	25
BIL Asia Group	*	*	133	124
Other	18	21	2	5

Total	$1,275	$1,090	$791	$635

*Investment grade at respective reporting date

     Occasionally a debt security will be rated as investment grade by one rating agency, while another rating agency will rate the same security as below investment grade. As a result of the current credit environment, we changed our credit rating classification policy on split-rated securities during the first quarter of 2003. Prior to the first quarter, our practice was to report split-rated securities based on the higher credit rating. However, our current policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the Securities Valuation Office (SVO) designation from the National Association of Insurance Commissioners (NAIC) as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated holdings as of September 30, 2003, represented 2.2% of total debt securities at amortized cost and were as follows:

Split-Rated Holdings
September 30, 2003

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Sumitomo Bank	$345	Baa1	BB+	2/P2	Investment Grade
Royal and Sun Alliance
Insurance	225	Ba2	BBB	3	Below Investment Grade
Sanwa Finance	100	Baa1	BB+	2/P2	Investment Grade
AMP Japan	54	Ba3	BBB-	3	Below Investment Grade
Southern Investment Capital	38	Baa3	BB	3Z	Investment Grade
SB Treasury Company LLC	28	Baa3	B+	P3	Below Investment Grade
Ikon, Inc.	21	Ba1	BBB-	3	Below Investment Grade
Tyco International	18	Ba2	BBB-	3	Below Investment Grade
Fuji Finance	17	Baa1	BB+	2	Investment Grade
Union Carbide Corp.	15	B1	A-	4/4Z	Investment Grade

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

     Cash, cash equivalents and short-term investments totaled $1.2 billion, or 2.8% of total investments and cash as of September 30, 2003, compared with $1.4 billion, or 3.5% as of December 31, 2002.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $4.8 billion at September 30, 2003, an increase of $511 million, or 12.0% during the first nine months of 2003. AFLAC Japan's deferred policy acquisition costs were $3.3 billion at September 30, 2003, an increase of $383 million, or 13.3% (5.2% increase in yen). At September 30, 2003, deferred policy acquisition costs of AFLAC U.S. were $1.5 billion, an increase of $128 million, or 9.1%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales. The stronger yen at September 30, 2003 increased reported deferred policy acquisition costs by $235 million.

Policy Liabilities

     Policy liabilities totaled $37.1 billion at September 30, 2003, an increase of $4.4 billion, or 13.5%, during the first nine months of 2003. AFLAC Japan's policy liabilities were $33.5 billion (3.7 trillion yen) at September 30, 2003, an increase of $4.1 billion, or 13.9% (5.7% increase in yen). At September 30, 2003, policy liabilities of AFLAC U.S. were $3.6 billion, an increase of $327 million, or 10.0%. The increase in policy liabilities is the result of the growth and aging of our in-force business. The stronger yen at September 30, 2003, increased reported policy liabilities by $2.4 billion.

Notes Payable

     Notes payable totaled $1.4 billion at September 30, 2003, and $1.3 billion at December 31, 2002. See Note 6 of the Notes to the Consolidated Financial Statements for information on notes payable at September 30, 2003. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 23.7% as of September 30, 2003, compared with 24.8% as of December 31, 2002.

     As of September 30, 2003, we had no material purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 4 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

     AFLAC U.S. and AFLAC Japan have defined benefit pension plans that cover substantially all full-time employees. General market conditions and the actuarial assumptions used to value our plans' assets and liabilities have a significant impact on plan costs and the reported values of plan assets and liabilities. Generally, the plans are funded annually, with minimum contributions required by applicable regulations, including amortization of unfunded prior service cost. In light of the depressed U.S. interest rate environment, we lowered the discount rate used in valuing our U.S. plan from 7.0% to 6.5% during the first quarter of 2003 to be more in line with prevailing rates. We do not expect this change to materially impact AFLAC U.S. 2003 operating earnings. We expect the lower discount rate to increase the minimum pension liability associated with our U.S. plan, assuming no improvement in the general markets for investment securities during the remainder of 2003. As such, we recorded an additional minimum pension liability of $3 million during the first nine months to reflect the expected annual increase in the minimum pension liability.

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

     Our investment objectives provide for liquidity through the purchase of investment-grade debt securities. AFLAC insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. Also, the majority of AFLAC's policies provide fixed-benefit amounts rather than reimbursement for actual medical costs and therefore generally are not subject to the risks of medical-cost inflation.

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

     AFLAC Japan is regulated by the Japanese FSA. The FSA maintains its own solvency standards, a version of risk-based capital requirements, and can limit or restrict the transfer of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. However, AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums and as such has not limited its ability to transfer funds to AFLAC Incorporated or AFLAC. Payments are made from AFLAC Japan to AFLAC Incorporated for management fees and to AFLAC U.S. for allocated expenses and remittances of earnings. AFLAC Japan paid $20 million to AFLAC Incorporated for management fees during the first nine months of 2003 and $19 million for the same period in 2002. Expenses allocated to AFLAC Japan were $17 million for the nine months ended September 30, 2003, compared with $16 million in 2002. During the first nine months of 2003, AFLAC Japan also remitted profits of $385 million (45.6 billion yen) to AFLAC U.S., compared with approximately $383 million (45.3 billion yen) in 2002. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2002.

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

     AFLAC Incorporated's insurance operations continue to provide the primary sources of its liquidity through dividends and management fees. AFLAC declared dividends payable to AFLAC Incorporated in the amount of $408 million in the first nine months of 2003, compared with $327 million in the first nine months of 2002. AFLAC Incorporated occasionally accesses debt and equity security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

Consolidated Cash Flows

     We translate operating cash flows for AFLAC Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the nine months ended September 30:

Consolidated Cash Flows by Activity

(In millions)	2003	2002

Operating activities	$2,606	$2,435
Investing activities	(2,690)	(1,821)
Financing activities	(171)	(234)
Exchange effect on cash and cash equivalents	52	59

Net change in cash and cash equivalents	$(203)	$439

Operating Activities

     In the first nine months of 2003, consolidated cash flow from operations increased 7.0% to $2.6 billion, compared with $2.4 billion for the same period in 2002. AFLAC Japan contributed 80% of the consolidated net cash flow from operations for the nine months ended September 30, 2003, compared with 83% for the same period in 2002. For the nine months ended September 30, 2003, net cash flow from operations for AFLAC Japan increased 3.2% (2.5% decrease in yen) to $2.1 billion, compared with $2.0 billion in 2002. The decrease in yen cash flows is primarily due to increased payments for cash surrender values. While the majority of the increase in cash surrender values is due to policy cash values increasing as policies age, payments were also impacted by cash values paid out as a result of Rider MAX conversions. Yen cash flows were also impacted by an increase in commissions due to better-than-expected sales, higher general expenses due to advertising and information technology related expenditures and the effect of translating AFLAC Japan's dollar-denominated revenues and expenses with a stronger yen during the first nine months of 2003. Net cash flow from operations other than Japan increased 26.3% in the nine-month period ended September 30, 2003, to $509 million, compared with $403 million for the nine months ended September 30, 2002.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities increased 47.7% to $2.7 billion in the first nine months of 2003, compared with $1.8 billion for the same period in 2002. Cash flow used by investing activities for AFLAC Japan was $2.4 billion in the first nine months of 2003, compared with $1.4 billion a year ago.

     When market opportunities arise, we dispose of selected debt securities that are available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity amounted to approximately 4% of the year-to-date average investment portfolio of debt securities available for sale during the nine-month period ended September 30, 2003, compared with 5% for the same period in 2002.

Financing Activities

     Consolidated cash used by financing activities was $171 million in the first nine months of 2003, compared with $234 million in the first nine months of 2002. During the nine months ended September 30, 2003, we purchased approximately 6.7 million shares of AFLAC stock for $211 million, compared with approximately 9.5 million shares for $262 million for the same period in 2002. Dividends to shareholders for the first nine months of 2003 increased 29%, from $.17 per share in 2002 to $.22 per share in 2003.

Credit Ratings

     AFLAC is rated "AA" by both Standard & Poor's and Fitch Ratings for financial strength. Moody's assigned AFLAC an "Aa2" for financial strength. A.M. Best assigned AFLAC an "A+, Superior" rating for financial strength and operating performance. AFLAC Incorporated's credit rating for senior debt is "A" by Standard & Poor's, "A+" by Fitch Ratings, and "A2" by Moody's.

Other

     In October 2003, the board of directors declared the fourth quarter cash dividend of $.08 per share. The dividend is payable December 1, 2003, to shareholders of record at the close of business on November 13, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial instruments are primarily exposed to two types of market risks. They are currency risk and interest rate risk.

Currency Risk

     The functional currency of AFLAC Japan's insurance operation is the Japanese yen. All of AFLAC Japan's premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. Furthermore, most of AFLAC Japan's investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. AFLAC Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, AFLAC Incorporated has yen-denominated notes payable and cross-currency swaps related to its senior notes.

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

     At September 30, 2003, consolidated yen-denominated net assets were $273 million. AFLAC Japan's yen-denominated net assets were $1.7 billion at September 30, 2003. AFLAC Incorporated's yen-denominated net liabilities were $1.4 billion at September 30, 2003. The following table compares the dollar values of our yen-denominated asset exposure at various exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
September 30, 2003

(In millions)

Yen/dollar exchange rates	96.25	111.25	*	126.25

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$19,898	$17,215		$15,170
Perpetual debentures	3,228	2,793		2,461
Equity securities	41	35		31
Securities held to maturity:
Fixed maturities	10,416	9,012		7,941
Perpetual debentures	4,791	4,145		3,653
Cash and cash equivalents	718	621		547
Other financial instruments	15	13		11

Subtotal	39,107	33,834		29,814

Liabilities:
Notes payable	1,071	927		817
Cross-currency swaps	577	499		440
Obligation for Japanese policyholder
protection fund	272	235		207

Subtotal	1,920	1,661		1,464

Net yen-denominated financial instruments	37,187	32,173		28,350
Other yen-denominated assets	5,011	4,336		3,821
Other yen-denominated liabilities	41,883	36,236		31,931

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$315	$273		$240

*Actual September 30, 2003 exchange rate

     For information regarding the effect of foreign currency translation on operating earnings per diluted share, see Foreign Currency Translation beginning on page 20.

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

     At September 30, 2003, we had $2.8 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $3.9 billion based on our portfolio as of September 30, 2003. The effect on yen-denominated debt securities is approximately $3.2 billion and the effect on dollar-denominated debt securities is approximately $660 million.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected in this discussion and analysis, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," "may," "should," "estimate," "intends," "projects," or similar words as well as specific projections of future results, generally qualify as forward-looking. We undertake no obligation to update such forward-looking statements.

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

Item 4.  Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of CFO dated November 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of CEO and CFO dated November 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended September 30, 2003, one Current Report on Form 8-K, dated July 23, 2003, was furnished to report the Company's press release announcing its second quarter financial results. A second Current Report on Form 8-K, dated July 23, 2003, was furnished to report the Company's second quarter report to shareholders. A third Current Report on Form 8-K, dated September 29, 2003, was furnished to report mixed third quarter sales results and the Company's revised 2004 earnings target.

     Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	November 12, 2003

(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	November 12, 2003

(Ralph A. Rogers Jr.)	Financial Services; Chief
Accounting Officer

Exhibits Filed With Current Form 10-Q:

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of CFO dated November 12, 2003, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of CEO and CFO dated November 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.