Form 10-K
period 2003-12-31
AFLAC INC
filed 2004-03-11
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $15,408,858,733.
The number of shares of the registrant's Common Stock outstanding at March 3, 2004, with $.10 par value, was 510,929,955.

DOCUMENTS INCORPORATED BY REFERENCE

PART I	Item 1

Exhibit 13 - pages 13-3 to 13-33 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), pages 13-47 to 13-62 (Notes 2 and 3 of the Notes to the Consolidated Financial Statements), and pages 13-72 to 13-74 (Note 9 of the Notes to the Consolidated Financial Statements). The applicable portions of the Company's Annual Report to Shareholders for the year ended December 31, 2003, are included in Exhibit 13.

	Item 2	Exhibit 13 - page 13-80 (Note 12 of the Notes to the Consolidated Financial Statements)

PART II	Item 5	Exhibit 13 - pages 13-1, 13-2 and 13-72 to 13-74 (Note 9 of the Notes to the Consolidated Financial Statements)

	Item 7	Exhibit 13 - pages 13-3 to 13-33

	Item 7A	Exhibit 13 - pages 13-8 and 13-16 to 13-19

	Item 8	Exhibit 13 - pages 13-34 to 13-82

PART III	Item 10	Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2004 (the Proxy Statement)

	Item 11	Incorporated by reference from the Proxy Statement

	Item 12	Incorporated by reference from the Proxy Statement

	Item 13	Incorporated by reference from the Proxy Statement

	Item 14	Incorporated by reference from the Proxy Statement

i

ii

PART I

ITEM 1.  BUSINESS

     AFLAC Incorporated qualifies as an accelerated filer within the meaning of Exchange Act Rule 12b-2. Our internet address is aflac.com. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission.

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

     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and foreign countries. Our only significant foreign operation is AFLAC Japan, which accounted for 74% of the Company's total revenues in 2003, 75% in 2002 and 78% in 2001. The percentage of total assets attributable to AFLAC Japan was 84% at both December 31, 2003 and 2002.

Results of Operations

     The following table presents an analysis of net earnings and net earnings per diluted share, as well as items impacting those performance measures, for the years ended December 31:

Analysis of Net Earnings

	In Millions			Per Diluted Share

	2003	2002	2001	2003	2002	2001

Net earnings	$795	$821	$687	$1.52	$1.55	$1.28
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(191)	(15)	(34)	(.37)	(.03)	(.06)
Change in fair value of interest rate
component of cross-currency swaps	(3)	37	1	-	.07	-
Japanese policyholder protection fund	-	(26)	-	-	(.05)	-
Foreign currency translation*	33	(10)	(37)	.06	(.02)	(.07)

*Translation effect of AFLAC Japan segment and Parent Company interest expense

     Realized Investment Gains and Losses: Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers of fixed-maturity securities. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

     Cross-Currency Swaps: We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on AFLAC as if we had issued straight yen-denominated debt of a like amount. The accounting treatment for cross-currency swaps is different from issuing yen-denominated (Samurai) notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the change in the fair value of the interest rate component of the cross-currency swap be reflected in the income statement. The change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. Additionally, we have the ability to retain the cross-currency swaps until their maturity. At maturity, the swaps' fair value and their initial contract fair value will be equal and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. The amounts are reported in other income in the Consolidated Statements of Earnings.

     Nonrecurring Items: In December 2002, the members of the Life Insurance Policyholder Protection Corporation approved the Financial Services Agency's (FSA) proposal, which required the industry to contribute an additional 78 billion yen (approximately $728 million using the December 31, 2003 exchange rate) to Japan's policyholder protection fund. Our estimated share of the assessment decreased 2002 pretax earnings by $40 million (after-tax, $26 million or $.05 per diluted share). This charge is included in acquisition and operating expenses in the Consolidated Statement of Earnings.

     For information on our results of operations and financial information by segment, see Exhibit 13, pages 13-3 to 13-33 (Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)), pages 13-47 to 13-50 (Note 2 of the Notes to the Consolidated Financial Statements) and page 13-80 (Note 12 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Foreign Currency Translation

     AFLAC Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate AFLAC Japan's income statement from yen into dollars using an average exchange rate for the reporting period, and we translate its balance sheet using an end-of-period exchange rate. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert yen into dollars.

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. As a result, we view foreign currency translation as a financial reporting issue for AFLAC and not an economic event to our company or shareholders. Because the effect of translating yen into dollars distorts the rate of growth of our operations, management evaluates AFLAC's financial performance excluding the impact of foreign currency translation.

     The yen/dollar exchange rate as of December 31, 2003 was 107.13, compared with 119.90 as of December 31, 2002. Weighted-average yen/dollar exchange rates were 115.95 in 2003, 125.15 in 2002 and 121.54 in 2001. We report currency translation adjustments in accumulated other comprehensive income and the realized currency exchange gains and losses resulting from transactions in earnings. In 2003, the effect of currency translation increased total assets by $4.2 billion, increased total liabilities by $4.2 billion and increased net earnings by $7 million.

     For further information regarding the effect of currency fluctuations on our business, see Exhibit 13, page 13-8 (Foreign Currency Translation section of MD&A), Exhibit 13, pages 13-16 to 13-18 (Currency Risk section of MD&A), Exhibit 13, pages 13-27 to 13-28 (Notes Payable section of MD&A) and pages 13-47 to 13-50 (Note 2 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Insurance Premiums

     The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $9.9 billion in 2003, $8.6 billion in 2002 and $8.1 billion in 2001. The following table sets forth the changes in annualized premiums in force for AFLAC's insurance business for the years ended December 31:

(In millions)	2003	2002	2001

Annualized premiums in force, beginning of year	$9,634	$8,167	$8,314
New sales, including conversions	2,175	1,937	1,674
Change in unprocessed new sales	(95)	(126)	(64)
Premiums lapsed and surrendered	(1,272)	(1,076)	(939)
Other	127	120	50
Foreign currency translation adjustment	877	612	(868)

Annualized premiums in force, end of year	$11,446	$9,634	$8,167

Insurance - Japan

     AFLAC Japan earned premium income by major product categories is included in Note 2 of the Notes to the Consolidated Financial Statements, Exhibit 13, page 13-48. We translate annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for AFLAC Japan for the years ended December 31:

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2003	2002	2001	2003	2002	2001

Annualized premiums in force,
beginning of year	$6,960	$5,928	$6,452	834	782	740
New sales, including conversions	1,047	867	755	121	108	92
Change in unprocessed new sales	(95)	(126)	(64)	(10)	(16)	(8)
Premiums lapsed and surrendered	(453)	(385)	(342)	(53)	(48)	(41)
Other	67	64	(5)	8	8	(1)
Foreign currency translation adjustment	877	612	(868)	-	-	-

Annualized premiums in force,
end of year	$8,403	$6,960	$5,928	900	834	782

     Our persistency has declined slightly during the three-year period ended December 31, 2003, mainly due to the depressed economic conditions in Japan and the increasing block of directly-issued business, which is generally less persistent than payroll business in Japan. Total new annualized premium sales in yen were: 121.2 billion yen in 2003, up 11.9%; 108.3 billion yen in 2002, up 17.9%; and 91.9 billion yen in 2001, down 7.9%. The increases in annualized premiums in force in yen of 7.9% in 2003, 6.7% in 2002 and 5.6% in 2001, reflect the high persistency of AFLAC Japan's business and the sales of new policies. For further information regarding the Japanese economy and its effect on our operations, see Exhibit 13, page 13-14, which is incorporated herein by reference.

Insurance - U.S.

     AFLAC U.S. earned premium income by major product categories is summarized in Note 2 of the Notes to the Consolidated Financial Statements in Exhibit 13, page 13-48. The following table sets forth the changes in annualized premiums in force for AFLAC U.S. insurance for the years ended December 31.

(In millions)	2003	2002	2001

Annualized premiums in force, beginning of year	$2,674	$2,239	$1,862
New sales, including conversions	1,128	1,070	919
Premiums lapsed	(819)	(691)	(597)
Other	60	56	55

Annualized premiums in force, end of year	$3,043	$2,674	$2,239

     Total new annualized premium sales were: $1.1 billion in 2003, up 5.4%; $1.1 billion in 2002, up 16.4%; and $919 million in 2001, up 29.1%. The increases in annualized premiums in force of 13.8% in 2003, 19.5% in 2002 and 20.3% in 2001 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products.

Insurance Products - Japan

     AFLAC Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system.

     In 2002, we introduced EVER, a whole life fixed-benefit medical product that was developed to address consumer interest in whole-life medical insurance as a result of health care legislation that increased out-of-pocket costs for most Japanese consumers in April 2003. Stand-alone medical products accounted for 28% of total sales in 2003 and 18% in 2002. We believe that EVER will continue to be a popular product and a solid contributor to sales.

     We also introduced a whole life version of our Rider MAX product in 2002. Conversions to the new whole life version of Rider MAX, which provides accident and medical/sickness benefits, favorably impacted total sales in both 2003 and 2002, with the larger impact occurring in 2002. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. Rider MAX accounted for 27% of total sales in 2003, 31% in 2002 and 25% in 2001. We believe that sales contributions from conversions will continue to have less of an effect on total new annualized premium sales in future periods.

     The cancer life insurance plans we offer in Japan provide a fixed daily benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the AFLAC U.S. cancer plans (described below) in that the Japanese policies also provide death benefits and many have cash surrender values. We estimate that approximately 22% of the premiums earned from all cancer life plans are associated with these benefits. Cancer life sales accounted for 27% of total sales in 2003, 33% in 2002 and 51% in 2001.

     The ordinary life products that we offer in Japan provide death benefits and may include cash surrender values. These products are available as stand-alone policies and riders. Life production accounted for 13% of sales in 2003, compared with 13% in 2002 and 15% in 2001.

     We also offer a living benefit life plan and accident and care policies in Japan. Mainly sold as a rider, the living benefit life plan is a life insurance product that provides lump-sum benefits when policyholders experience either heart attack or stroke. Our accident insurance policy provides benefits for inpatient and outpatient treatment and surgery due to accidents. Our care insurance provides periodic benefits to those who become bedridden, demented, or seriously disabled due to illness or accident. These products individually accounted for less than 5% of total new annualized premium sales in the three-year period ended December 31, 2003.

Insurance Products - U.S.

     We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing and future policies by class of policy in response to higher than originally expected claims experience (subject to federal and state loss-ratio guidelines) on a uniform, nondiscriminatory basis. Any premium rate increases are subject to state regulatory approval. With the exception of our Medicare supplement product, which is a closed block of business, we have had minimal rate increase activity in the last five years.

     AFLAC U.S. offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available. Short-term disability policies provide disability benefits with a variety of elimination period/benefit period options. The longest such benefit period offered is two years. During 2003, we began introducing revised versions of our accident and disability products throughout the United States. Accident/disability coverage continued to be our best-selling product category, accounting for 51% of total sales in 2003, 51% in 2002 and 52% in 2001.

     Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. During 2003, we also began introducing a revised version of our cancer product. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed, a fixed amount for each day an insured is hospitalized for cancer treatment, and benefits for medical, radiation, chemotherapy, surgery and a "wellness" benefit applicable toward certain diagnostic tests. Cancer expense insurance accounted for 20% of total sales in 2003, 21% in 2002 and 24% in 2001.

     In 2002, we introduced a personal sickness indemnity plan, which provides a fixed daily benefit for hospitalization due to sickness and physician services for accident or sickness. Our hospital indemnity product provides a fixed daily benefit for hospitalization due to accident or sickness. Our hospital indemnity product category, which includes these plans, contributed 11% of total sales in 2003, 10% in 2002 and 6% in 2001.

     We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including check-ups and cleanings. Plan features include a renewal guarantee, no deductible and a choice of dentist. The policies are portable and pay regardless of other insurance. Our dental insurance generated 7% of total sales in 2003, 2002 and 2001.

     AFLAC U.S. offers term and whole life policies sold through payroll deduction at the worksite and various term and whole life policies on a direct basis. We also offer other health insurance products including qualified and non-qualified long-term care plans, a hospital intensive care policy, and a specified health event policy. These products individually contributed less than 5% of total sales in each of 2003, 2002 and 2001.

Distribution - Japan

     Our largest distribution channel is the "corporate agency" system. Affiliated corporate agencies contributed 37% of total new annualized premium sales in both 2003 and 2002, and 41% in 2001. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our products to their employees, suppliers and customers. These agencies help us reach employees at 93% of the companies listed on the Tokyo Stock Exchange.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. Agents' activities are primarily limited to insurance sales, with customer service support provided by our main office in Tokyo and 89 offices throughout Japan.

     As of December 31, 2003, there were approximately 14,640 agencies in Japan with more than 64,900 licensed agents, compared with approximately 12,050 agencies and 58,100 licensed agents a year ago. We believe that new agencies will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image.

     We have also been utilizing our marketing alliance with Dai-ichi Mutual Life Insurance Co. (Dai-ichi Life) to improve our reach in Japan through Dai-ichi Life's sales force of 48,000 people. Sales of AFLAC products by Dai-ichi Life commenced in April 2001. Dai-ichi Life sold 305,600 of our cancer life policies in 2003, compared with 359,500 policies in 2002 and 265,200 policies in 2001. Contributions to total new annualized premium sales were 10% in 2003, 11% in 2002 and 2001.

Distribution - U.S.

     Our U.S. sales force comprises independent sales agents who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most agents' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. agents actively producing business on a monthly basis during 2003 was 17,200, compared with 15,800 in 2002 and 13,000 in 2001.

     During 2003, we took several steps to enhance our distribution system by expanding the field management network that supports our sales force. For further information regarding changes in our U.S. distribution system, see Exhibit 13, page 13-15 (AFLAC U.S. Sales section of MD&A), which is incorporated herein by reference.

     Agents' activities are principally limited to sales. Administrative personnel in Columbus, Georgia; Albany, New York; and Omaha, Nebraska, handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims. Agents are paid commissions based on first and renewal-year premiums from their sales of insurance products. State, regional and district sales coordinators are also independent agents and are compensated by override commissions and bonuses.

     We have concentrated on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from the "group" insurance sales approach, as our primary method of enrollment results from the individual insured being directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, AFLAC policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Worksite-marketing enables the agency force to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for many of AFLAC's products using pretax dollars. These programs help achieve increased penetration, as agents are required to present the program to all employees in a payroll account.

     In 2003, AFLAC U.S. collected premiums were $2.6 billion, 8.2% of which was collected in Texas, 7.0% in Florida and 6.0% in California. Collected premiums in all other states were individually less than 5% of AFLAC U.S. premiums.

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

     AFLAC has had substantial success selling cancer life policies in Japan, with 14.0 million cancer life policies in force as of December 31, 2003. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our long experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise developed in the United States.

Competition - U.S.

     There are approximately 2,000 life and accident and health insurance companies operating in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe that our policies and premium rates as well as the commissions paid to our sales agents are competitive with those offered by other companies providing similar types of insurance. However, we believe that our U.S. business is distinct from our competitors because of our product focus, distribution system, and name awareness. For most of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our only business and allows us to focus on exploring new product opportunities while also enhancing our existing products. By doing so, we believe we offer the best value in the market. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and branding efforts.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting basic hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through Medicare and Medicaid programs. Such major medical insurance generally covers a substantial amount of the medical (but not nonmedical) expenses incurred by an insured as a result of accident and disability, cancer or other major illnesses. AFLAC's policies are designed to provide coverage that is supplemental to that provided by major medical insurance and may also be used to defray nonmedical expenses. Thus, we compete only indirectly with major medical insurers. However, the scope of major medical coverage offered by other insurers does represent a potential limitation on the market for our products. Accordingly, expansion of coverage by other insurers, or governmental programs, could adversely affect our business opportunities. Conversely, any reduction of coverage, such as increased deductibles and co-payments, by other insurers or governmental programs could favorably affect our business opportunities.

Investments and Investment Results

     The following table shows an analysis of investment securities as of December 31:

	AFLAC Japan		AFLAC U.S.

(In millions)	2003	2002	2003		2002

Securities available for sale, at fair value:
Fixed maturities	$21,098	$18,036	$5,397	*	$4,623	*
Perpetual debentures	3,122	2,569	228		161
Equity securities	37	136	36		122

Total available for sale	24,257	20,741	5,661		4,906

Securities held to maturity, at amortized cost:
Fixed maturities	8,736	8,394	15		-
Perpetual debentures	4,297	3,700	-		-

Total held to maturity	13,033	12,094	15		-

Total investment securities	$37,290	$32,835	$5,676		$4,906

*Includes securities held by the Parent Company of $39 in 2003 and $207 in 2002

     Net investment income was $1.8 billion in 2003 and $1.6 billion in both 2002 and 2001. Net investment income has been relatively flat during the last three years primarily as a result of low available investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. Based on financial results determined in accordance with the Japanese Financial Services Agency (FSA) requirements for the fiscal year ended March 31, 2003, AFLAC Japan had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen for 2003, 2002 and 2001. AFLAC Japan earned this distinction while maintaining a debt security portfolio in which 97.2% and 97.9% of the securities were classified as investment grade as of December 31, 2003 and 2002, respectively.

     For information on the composition of our investment portfolio and investment results, see Exhibit 13, pages 13-13 to 13-14, 13-15, 13-20 to 13-27, and 13-30 to 13-31 (discussions relating to investments, balance sheet and cash flow) and pages 13-51 to 13-64 (Notes 3 and 4 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

Investments - Japan

     Yen-denominated debt securities accounted for 93% of AFLAC Japan's total debt securities as of December 31, 2003 and 93% of AFLAC Japan's total debt securities as of December 31, 2002. The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC Japan ($35.5 billion in 2003 and $31.0 billion in 2002) as of December 31:

	2003	2002

Debt securities:
Government and guaranteed	20.1%	19.8%
Municipalities	.2	.2
Public utilities	10.4	11.5
Banks/financial institutions	38.0	36.7
Other corporate	29.7	27.7

Total debt securities	98.4	95.9
Equity securities	.1	.5
Cash and cash equivalents	1.5	3.6

	100.0%	100.0%

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. AFLAC Japan purchased debt security investments totaling approximately 535.1 billion yen in 2003 ($4.6 billion using the 2003 weighted-average exchange rate), 564.8 billion yen in 2002 ($4.5 billion using the 2002 weighted-average exchange rate) and 444.6 billion yen in 2001 ($3.7 billion using the 2001 weighted-average exchange rate). In 2003, 87.5% of the total yen-denominated purchases represented new money invested at an average yield of 3.20% to support our operational needs. Shorter-dated investments used to manage cash flow needs represented 8.9% of yen-denominated purchases and bond swap activity accounted for the remaining 3.6% of yen-denominated purchases. Dollar-denominated new money, which represented 90.2% of total dollar-denominated purchases, was invested at an average yield of 6.26%. Dollar-denominated bond swaps accounted for the remaining 9.8% of total dollar-denominated purchases. In 2002, 67.4% of the total yen-denominated purchases represented new money invested at an average yield of 3.65% to support our operational needs. Bond swap activity accounted for 21.0% of yen-denominated purchases and shorter-dated investments used to manage cash flow needs represented the remaining 11.6% of yen-denominated purchases. Dollar-denominated new money, which accounted for 58.5% of total dollar-denominated purchases, was invested at an average yield of 7.39%. Dollar-denominated bond swaps accounted for the remaining 41.5% of total dollar-denominated purchases. In 2001, 84.9% of the total yen-denominated purchases represented new money invested at an average yield of 3.58% to support our operational needs. Bond swap activity represented the remaining 15.1% of yen-denominated purchases. Dollar-denominated new money, which accounted for 59.3% of total dollar-denominated purchases, was invested at an average yield of 7.69%. Dollar-denominated bond swaps represented the remaining 40.7% of dollar-denominated purchases.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of AFLAC Japan's securities have ratings from either a nationally recognized security rating organization or the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).

     The percentage distribution by credit rating of AFLAC Japan's purchases of debt securities for the years ended December 31, at amortized cost, was as follows:

	2003	2002

AAA	2.5%	.2%
AA	20.6	22.7
A	31.6	49.7
BBB	45.3	27.4

	100.0%	100.0%

     The percentage distribution of AFLAC Japan's debt securities, at amortized cost and fair value, by credit rating was as follows:

	December 31, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.4%	2.6%	2.3%	2.5%
AA	34.2	37.1	38.0	41.9
A	31.6	31.1	34.7	33.7
BBB	29.0	27.0	22.9	20.3
BB or lower	2.8	2.2	2.1	1.6

	100.0%	100.0%	100.0%	100.0%

Investments - U.S.

     The following table presents the composition, based on cost or amortized cost, of total investments and cash for AFLAC U.S. ($5.3 billion in 2003 and $4.6 billion in 2002) as of December 31:

	2003	2002

Debt securities:
Government	1.5%	.4%
Municipalities	.8	.4
Mortgage-backed securities	3.2	.4
Public utilities	10.7	11.6
Sovereign and supranational	4.3	3.5
Banks/financial institutions	40.2	36.6
Other corporate	35.0	41.8

Total debt securities	95.7	94.7
Equity securities	-	2.6
Cash and cash equivalents	4.3	2.7

	100.0%	100.0%

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. Purchases of investments by AFLAC U.S. were approximately $1.8 billion in 2003, $1.2 billion in 2002 and $1.6 billion in 2001. In 2003, of the total available funds, 96.1% was invested in corporate fixed-maturity securities at an average yield of 6.53% and 3.9% was invested in U.S. government or agency securities at an average yield of 5.37%. AFLAC U.S. invested 92.6% in corporate fixed-maturity securities in 2002 at an average yield of 7.58% and 1.0% in U.S. government or government agency securities at an average yield of 6.01%. In 2003 and 2002, we directed more funds to the corporate fixed-maturity security market due to the low yields available on U.S. government and government agency securities. AFLAC U.S. invested 93.9% in corporate fixed-maturity securities in 2001 at an average yield of 7.78% and .6% in U.S. government or government agency securities at an average yield of 6.32%.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of AFLAC's U.S. securities have ratings from either a nationally recognized security rating organization or the SVO of the NAIC.

     The percentage distribution by credit rating of AFLAC's U.S. purchases of debt securities for the years ended December 31, at amortized cost, was as follows:

	2003	2002

AAA	25.4%	1.9%
AA	12.0	10.4
A	34.5	42.5
BBB	28.1	45.2

	100.0%	100.0%

     The percentage distribution of debt securities for AFLAC U.S., at amortized cost and fair value, by credit rating was as follows:

	December 31, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	7.4%	6.8%	2.8%	2.9%
AA	9.4	9.5	11.5	12.0
A	49.6	50.2	50.4	51.9
BBB	30.4	30.5	31.7	30.7
BB or lower	3.2	3.0	3.6	2.5

	100.0%	100.0%	100.0%	100.0%

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

(In millions)	2003	2002

Net assets on GAAP basis	$4,635	$4,787
Elimination of deferred policy acquisition costs	(3,440)	(2,868)
Adjustment to income tax liabilities	1,212	1,068
Adjustment to policy liabilities	709	921
Adjustment of unrealized gains and other adjustments
to carrying value of debt securities	(524)	(754)
Elimination of policyholder protection fund liability	265	227
Reduction in premiums receivable	(119)	(111)
Other, net	(104)	(25)

Net assets on Japanese regulatory accounting basis	$2,634	$3,245

     In 1998, the Japanese government established the Life Insurance Policyholders Protection Corporation (LIPPC). For further information regarding the policyholder protection fund, see Exhibit 13, page 13-50, Note 2 of the Notes to the Consolidated Financial Statements.

     For additional information regarding AFLAC Japan's operations and regulations, see Exhibit 13, pages 13-10 to 13-14 (AFLAC Japan section of MD&A) and pages 13-47 to 13-50 and 13-72 to 13-74 (Notes 2 and 9 of Notes to the Consolidated Financial Statements), which are incorporated herein by reference. Our branch in Japan is also subject to regulation and supervision in the United States as described below.

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

     AFLAC, in common with all U.S. insurance companies, is subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities, and periodic examinations of the market conduct, financial, and other affairs of insurance companies.

     The NAIC revised and codified statutory accounting principles to promote standardization throughout the industry. We adopted these new accounting principles effective January 1, 2001. The NAIC also has various ongoing initiatives relating to insurance products, investments, revisions to the risk-based capital formula and other actuarial and accounting matters.

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

     For further information concerning AFLAC U.S. operations, regulation and dividend restrictions, see Exhibit 13, pages 13-14 to 13-15 (AFLAC U.S. section of MD&A) and pages 13-47 to 13-50 and 13-72 to 13-74 (Notes 2 and 9 of the Notes to the Consolidated Financial Statements), which are incorporated herein by reference.

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

Employees

     AFLAC Japan had 2,803 full-time employees as of December 31, 2003. AFLAC U.S. had 3,383 full-time employees as of December 31, 2003. We consider our employee relations to be excellent.

Other Operations

     Our other operations include the Parent Company and a printing subsidiary. These operations had 287 full-time employees as of December 31, 2003. We consider our relations with these employees to be excellent. For additional information on our other operations, see Exhibit 13, page 13-16 (Other Operations section of MD&A), which is incorporated herein by reference.

Forward-Looking Information

     This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Exhibit 13, page 13-33, which is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

NAME	PRINCIPAL OCCUPATION (*)	AGE

Daniel P. Amos	Chairman, AFLAC Incorporated and AFLAC since	52

May 2001; Chief Executive Officer, AFLAC Incorporated and AFLAC; President, AFLAC; President AFLAC Incorporated until May 2001; Director, Southern Company, Atlanta, GA; Director, Synovus Financial Corp., Columbus, GA

Kriss Cloninger III	President, AFLAC Incorporated since May 2001; Executive	56

Vice President, AFLAC Incorporated until May 2001; Chief Financial Officer, AFLAC Incorporated and AFLAC; Executive Vice President, AFLAC; Treasurer, AFLAC Incorporated; Director, Tupperware Corporation, Orlando, FL

Kermitt L. Cox	Senior Vice President, Corporate Actuary, AFLAC since January	60
	2000; Senior Vice President, Assistant Corporate Actuary until December 1999

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, AFLAC	45
	Incorporated

Bradley S. Jones	Senior Vice President, Director of Sales, AFLAC since	45

October 2003; Vice President, Agency Director, Northeast Territory, AFLAC from January 2000 until October 2003; Vice President, Director of Marketing, AFLAC New York from December 1999 until October 2003; State Sales Coordinator, AFLAC until December 1999

Akitoshi Kan	Executive Vice President, Internal Operations, AFLAC,	56

since January 2000; Deputy Chief Financial Officer, AFLAC Incorporated from April 1999 until September 2000; Executive Vice President, AFLAC International until December 1999; Executive Vice President, AFLAC Japan, Deputy Chief Financial Officer, AFLAC, Senior Vice President, AFLAC Japan, Accounting, Information Systems, ABC and Legal Affairs until March 1999

Joseph P. Kuechenmeister	Senior Vice President, Director of Marketing, AFLAC	62
	since October 2003; Senior Vice President, Director of Sales and Marketing, AFLAC until October 2003

Charles D. Lake II	President, AFLAC Japan since January 2003; Deputy President,	42

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

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate	50

Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, since October 2000; Senior Vice President, General Counsel and Corporate Secretary, AFLAC Incorporated and AFLAC; Director, Legal and Governmental Relations, AFLAC, until October 2000

Hidefumi Matsui	Chairman, AFLAC Japan since January 2003; President, AFLAC	59
	Japan until December 2002

Allan O'Bryant	President of AFLAC International, Inc., since September 2000;	45

Chairman, aflacdirect.com since July 2002; Deputy Chief Financial Officer, AFLAC Incorporated since September 2000; President, aflacdirect.com from May 2000 until July 2002; Senior Vice President, AFLAC International, Inc. from September 1999 until September 2000; Senior Vice President, AFLAC Japan from March 2000 until September 2000; Vice President, AFLAC International, Inc. until September 1999; Vice President, AFLAC Japan from January 1999 until March 2000

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, AFLAC	55

Incorporated and AFLAC since September 2000; Chief Accounting Officer, AFLAC Incorporated and AFLAC since January 2002; Treasurer, AFLAC since March 2002; Senior Vice President, Financial Resources, UnumProvident and predecessors until September 2000

Joseph W. Smith Jr.	Senior Vice President, Chief Investment Officer,	50
	AFLAC

Kathelen V. Spencer	Executive Vice President, Deputy Legal Counsel, AFLAC	46

Incorporated and AFLAC since December 2001; Senior Vice President, Deputy Legal Counsel, AFLAC Incorporated and AFLAC until November 2001; Director of Corporate Communications, AFLAC Incorporated; Assistant Secretary, AFLAC; President, AFLAC Foundation

Atsushi Yagai	Executive Vice President, Director of Marketing and Sales,	40

AFLAC Japan since January 2004; First Senior Vice President; Director of Marketing and Sales, AFLAC Japan from January 2002 until January 2004; Senior Vice President; Director of Marketing and Sales, AFLAC Japan from September 2001 until December 2001; President and Representative Director, Barilla Japan until August 2001

(*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

     Pursuant to General Instruction G to Form 10-K, Item 5 is incorporated by reference from the Company's 2003 Annual Report to Shareholders, pages 1, 62 to 63 (Note 9 of the Notes to the Consolidated Financial Statements), and 68. This information is included herein as Exhibit 13, pages 13-1, 13-2, and 13-72 to 13-74 (Note 9 of the Notes to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

AFLAC Incorporated and Subsidiaries

(In millions, except for share and per-share amounts)

For the Year	2003	2002		2001	2000		1999

Revenues:
Premiums, principally
supplemental health insurance	$9,921	$8,595		$8,061	$8,222		$7,264
Net investment income	1,787	1,614		1,550	1,550		1,369
Realized investment gains (losses)	(301)	(14)		(31)	(102)		(13)
Other income	40	62		18	33		20

Total revenues	11,447	10,257		9,598	9,703		8,640

Benefits and expenses:
Benefits and claims	7,529	6,589		6,303	6,601		5,885
Expenses	2,693	2,409		2,214	2,090		1,977

Total benefits and expenses	10,222	8,998		8,517	8,691		7,862

Pretax earnings	1,225	1,259		1,081	1,012		778
Income taxes	430	438		394	325		207

Net earnings	$795	$821	(1)	$687	$687	(2)	$571	(3)

Per Common Share

Net earnings (basic)	$1.55	$1.59	(1)	$1.31	$1.30	(2)	$1.07	(3)
Net earnings (diluted)	1.52	1.55	(1)	1.28	1.26	(2)	1.04	(3)
Cash dividends	.30	.23		.193	.167		.147
Common shares used for
basic EPS (In thousands)	513,220	517,541		525,098	530,607		531,737
Common shares used for
diluted EPS (In thousands)	522,138	528,326		537,383	544,906		550,845

(1) Includes a charge of $26 ($.05 per basic and diluted share) for the policyholder protection fund in 2002 in Japan
(2) Includes a benefit of $99 ($.19 per basic share, $.18 per diluted share) from the termination of a retirement liability
(3) Includes gain of $67 ($.13 per basic share, $.12 per diluted share) due to a reduction in deferred tax liabilities from a tax rate cut in Japan and a charge of $41 ($.08 per basic share, $.07 per diluted share) for the policyholder protection fund in 1999 in Japan

(continued)

AFLAC Incorporated and Subsidiaries
(In millions)

At Year-end	2003	2002	2001	2000	1999

Assets:
Investments and cash	$44,051	$39,147	$32,792	$32,167	$32,024
Other	6,913	5,911	5,068	5,064	5,017

Total assets	$50,964	$45,058	$37,860	$37,231	$37,041

Liabilities and shareholders' equity:
Policy liabilities	$39,240	$32,726	$27,592	$28,565	$29,604
Notes payable	1,409	1,312	1,207	1,079	1,018
Income taxes	2,189	2,364	2,091	1,894	1,511
Other liabilities	1,480	2,262	1,545	999	1,040
Shareholders' equity	6,646	6,394	5,425	4,694	3,868

Total liabilities and
shareholders' equity	$50,964	$45,058	$37,860	$37,231	$37,041

Supplemental Data

Yen/dollar exchange rate at
year-end (yen)	107.13	119.90	131.95	114.75	102.40
Weighted-average yen/dollar
exchange rate (yen)	115.95	125.15	121.54	107.83	113.96

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G to Form 10-K, Item 7 is incorporated by reference from the Company's 2003 Annual Report to Shareholders, pages 24 to 42. This information is included herein as Exhibit 13, pages 13-3 to 13-33.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     Pursuant to General Instruction G to Form 10-K, Item 7A is incorporated by reference from the Company's 2003 Annual Report to Shareholders, pages 27 and 32 to 34. This information is included herein as Exhibit 13, pages 13-8 and 13-16 to 13-19.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G to Form 10-K, Item 8 is incorporated by reference from the Company's 2003 Annual Report to Shareholders, pages 43 to 66 and 67 to 68. This information is included herein as Exhibit 13, pages 13-34 to 13-82.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2003 and 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the annual period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 13 are incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 15, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Exchange Act).

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY Executive Officers - see Part I, Item 4A herein	1. Election of Directors; Section 16(a) Beneficial Owner- ship Reporting Compliance; Audit Committee; Audit Committee Report; The Corporate Governance Committee; Code of Ethics	5 - 11

ITEM 11.	EXECUTIVE COMPENSATION

Directors' Compensation; Compensation Committee Report; Summary Compensation Table; Stock Performance Graph; Retirement Plans for Key Executives; Defined Benefit Pension Plan; Employment Agreements and Termination of Employment Arrangements; Option Grants in 2003; Aggregated Option Exercises in 2003 and Option Values as of December 31, 2003; Compensation Committee Interlocks and Insider Participation

12 - 24

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Voting Securities and Principal Holders Thereof; 1. Election of Directors; Equity Compensation Plan Information; Certain Executive Officers	3 - 8, 32

III-1

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	Certain Transactions and Relationships	25

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	3. Ratification of Appointment of Independent Auditors	32 - 33

III-2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS			Page(s)

Included in Part II, Item 8, of this report and incorporated by reference to the following pages of Exhibit 13:
AFLAC Incorporated and Subsidiaries:
		Consolidated Statements of Earnings for each of the years in the			13-34 to 13-35
three-year period ended December 31, 2003
		Consolidated Balance Sheets as of December 31, 2003 and 2002			13-36 to 13-37
		Consolidated Statements of Shareholders' Equity for each of the			13-38
years in the three-year period ended December 31, 2003
		Consolidated Statements of Cash Flows for each of the years			13-39 to 13-40
in the three-year period ended December 31, 2003
		Consolidated Statements of Comprehensive Income for each			13-41
of the years in the three-year period ended December 31, 2003
		Notes to the Consolidated Financial Statements			13-42 to 13-80
		Independent Auditors' Report			13-81
		Unaudited Consolidated Quarterly Financial Data			13-82

	2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:
		Independent Auditors' Report on Financial Statement Schedules			IV-5
		Schedule II	-	Condensed Financial Information of Registrant	IV-6 to IV-11
as of December 31, 2003 and 2002, and for each
of the years in the three-year period ended
December 31, 2003
		Schedule III	-	Supplementary Insurance Information for each	IV-12
of the years in the three-year period ended
December 31, 2003
		Schedule IV	-	Reinsurance for each of the years in the	IV-13
three-year period ended December 31, 2003

     Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	EXHIBITS

	3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
	3.1		-	Bylaws of the Corporation, as amended.
	4.0		-

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

	10.4	*	-	AFLAC Incorporated Supplemental Executive Retirement Plan, as amended.
	10.5	*	-

AFLAC Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.

	10.6	*	-	AFLAC Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002.
	10.7	*	-

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

AFLAC Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-03-000088, Exhibit A.

	10.11	*	-

AFLAC Incorporated Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-500045, Exhibit 10.13.

	10.12	*	-

AFLAC Incorporated Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-01-000006, Exhibit 10.8.

10.13	*	-

1999 AFLAC Associate Stock Bonus Plan, as amended, dated February 11, 2003, -
incorporated by reference from 2002 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-03-000098, Exhibit 99.2.

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2003.
14.0		-	Code of Ethics for Chief Financial and Senior Executive Officers.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
31.1			Certification of CEO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2			Certification of CFO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated March 10, 2004, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement.

  REPORTS ON FORM 8-K

     During the three months ended December 31, 2003, the following Current Reports on Form 8-K, were either filed with or furnished to the Securities and Exchange Commission:

October 17, 2003	-	AFLAC Incorporated announced a new director, Douglas W. Johnson, was elected to their board of directors.
October 22, 2003	-	AFLAC Incorporated reported its third quarter results.
October 22, 2003	-	AFLAC Incorporated provided Third Quarter Report to Shareholders.
October 30, 2003	-	AFLAC Incorporated provided revised press release and Third Quarter Report to Shareholders reflecting a reclassification between two line items within shareholders' equity as of September 30, 2003.
December 10, 2003	-	AFLAC Incorporated announced it was reviewing its investment in Parmalat Finanziaria SpA following the dairy company's credit rating downgrade.
December 18, 2003	-	AFLAC Incorporated announced that it sold its investment in Parmalat Finanziaria SpA.

(c)	EXHIBITS FILED WITH CURRENT FORM 10-K

	3.1		-	Bylaws of the Corporation, as amended.
	10.4	*	-	AFLAC Incorporated Supplemental Executive Retirement Plan, as amended.
	10.6	*	-	AFLAC Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002.
	11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
	12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2003.
	14.0		-	Code of Ethics for Chief Executive and Senior Financial Officers.
	21.0		-	Subsidiaries.
	23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

			-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
			-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
			-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
			-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
			-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
	31.1		-	Certification of CEO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2		-	Certification of CFO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32.0		-	Certification of CEO and CFO dated March 10, 2004, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The shareholders and board of directors of AFLAC Incorporated:

Under date of February 2, 2004, we reported on the consolidated balance sheets of AFLAC Incorporated and subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
February 2, 2004

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets
AFLAC Incorporated (Parent Only)

	December 31,

(In millions, except for share and per-share amounts)	2003	2002

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value
(amortized cost $39 in 2003 and $208 in 2002)	$39	$207
Investments in subsidiaries*	7,952	7,526
Other investments	21	20
Cash and cash equivalents	203	76

Total investments and cash	8,215	7,829
Due from subsidiaries*	80	82
Other assets	44	58

Total assets	$8,339	$7,969

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,383	$1,283
Employee and beneficiary benefit plans	140	135
Income taxes	103	98
Other liabilities	67	59

Total liabilities	1,693	1,575

Shareholders' Equity:
Common stock of $.10 par value - in thousands:
Authorized 1,000,000 shares; issued 651,554 shares in
2003 and 648,618 shares in 2002	65	65
Additional paid-in capital	417	371
Retained earnings	5,885	5,244
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	213	222
Unrealized gains on investment securities	2,316	2,416
Minimum pension liability adjustment	(36)	(8)
Treasury stock, at average cost	(2,214)	(1,916)

Total shareholders' equity	6,646	6,394

Total liabilities and shareholders' equity	$8,339	$7,969

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Earnings
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2003	2002	2001

Revenues:
Dividends from subsidiaries*	$412	$358	$204
Management and service fees from subsidiaries*	37	34	25
Investment income	4	6	12
Interest from subsidiaries*	6	5	2
Realized investment losses	-	(1)	(29)
Change in fair value of the interest rate component
of the cross-currency swaps	(3)	37	1
Other income (loss)	-	14	(8)

Total revenues	456	453	207

Operating expenses:
Interest expense	19	16	16
Other operating expenses	48	56	46

Total operating expenses	67	72	62

Earnings before income taxes and equity in
undistributed earnings of subsidiaries	389	381	145
Income tax expense (benefit):
Current	10	7	12
Deferred	(3)	1	-

Total income taxes	7	8	12

Earnings before equity in undistributed
earnings of subsidiaries	382	373	133
Equity in undistributed earnings of subsidiaries*	413	448	554

Net earnings	$795	$821	$687

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2003	2002	2001

Cash flows from operating activities:
Net earnings	$795	$821	$687
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(413)	(448)	(554)
Other, net	(8)	(8)	63

Net cash provided by operating activities	374	365	196

Cash flows from investing activities:
Fixed maturity securities sold	169	278	332
Fixed maturity securities purchased	-	(242)	(314)
Other investments acquired	(10)	(12)	(3)
Other, net	-	-	(19)

Net cash provided (used) by investing activities	159	24	(4)

Cash flows from financing activities:
Proceeds from borrowings	-	254	333
Principal payments under debt obligations	-	(221)	(103)
Dividends paid to shareholders	(146)	(112)	(95)
Net change in amount due to/from subsidiaries*	1	(16)	(29)
Purchases of treasury stock	(343)	(346)	(350)
Treasury stock reissued	64	57	55
Proceeds from exercise of stock options	18	11	10
Other, net	-	(1)	25

Net cash used by financing activities	(406)	(374)	(154)

Net change in cash and cash equivalents	127	15	38
Cash and cash equivalents, beginning of year	76	61	23

Cash and cash equivalents, end of year	$203	$76	$61

*Eliminated in consolidation.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Comprehensive Income
AFLAC Incorporated (Parent Only)

	Years ended December 31,

(In millions)	2003	2002	2001

Net earnings	$795	$821	$687

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during year - parent only	(153)	(118)	164
Equity in change in unrealized foreign currency
translation gains (losses) of subsidiaries during year	32	46	(45)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during
the year - parent only	-	(1)	-
Equity in unrealized gains (losses) on investment
securities held by subsidiaries	(604)	764	509
Equity in reclassification adjustment for realized
(gains) losses of subsidiaries included in net earnings	301	13	3
Minimum pension liability adjustment during year	(40)	(8)	-

Other comprehensive income (loss) before income taxes	(464)	696	631
Income tax expense (benefit) related to items of other
comprehensive income	(327)	157	207

Other comprehensive income (loss)	(137)	539	424

Total comprehensive income	$658	$1,360	$1,111

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

(A)  Notes Payable

     A summary of notes payable as of December 31 follows:

(In millions)	2003	2002

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	280	250
.87% notes due June 2006 (principal amount 40 billion yen)	373	334
.96% notes due June 2007 (principal amount 30 billion yen)	280	250

Total notes payable	$1,383	$1,283

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 2003, are as follows:

(In millions)

2005	$280
2006	373
2007	280
2009	450

     For further information regarding notes payable, see Exhibit 13, page 13-66 (Note 6 of the Notes to the Consolidated Financial Statements).

(B)  Derivatives

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company has contracts for cross-currency swaps related to its senior notes payable. For further information regarding these derivatives, see Exhibit 13, page 13-42 and 13-63 (Notes 1 and 4 of the Notes to the Consolidated Financial Statements).

(C)  Income Taxes

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. For further information on income taxes, see Exhibit 13, page 13-67 (Note 7 of the Notes to the Consolidated Financial Statements).

(D)  Dividend Restrictions

     See Exhibit 13, page 13-72 (Note 9 of the Notes to the Consolidated Financial Statements) for information regarding dividend restrictions.

(E)  Supplemental Disclosures of Cash Flow Information

(In millions)	2003	2002	2001

Interest paid	$17	$16	$16
Impairment losses on investments*	-	1	29
Noncash financing activities:
Treasury shares issued for shareholder dividend reinvestment	8	7	6

*For the year ended December 31, 2001, the Parent Company recognized pretax impairment losses of approximately $29 million. These losses were primarily attributable to a pretax impairment loss of $28 million related to investments in two human resource service companies.

SCHEDULE III
AFLAC INCORPORATED AND SUBSIDIARIES

Supplementary Insurance Information
Years Ended December 31,

(In millions)	Deferred Policy Acquisi-tion Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policy-holders' Funds	Premium Revenue	Net Invest-ment Income	Benefits and Claims	Amortiza-tion of Deferred Policy Acquisi-tion Costs	Other Operating Expenses		Premiums Written

2003:
AFLAC Japan	$3,440	$34,134	$413	$959	$7,326	$1,421	$5,943	$255	$1,427		$7,369
AFLAC U.S.	1,604	3,569	103	62	2,595	362	1,586	209	720		2,603
All other	-	-	-	-	-	4	-	-	82		-

Total	$5,044	$37,703	$516	$1,021	$9,921	$1,787	$7,529	$464	$2,229		$9,972

2002:
AFLAC Japan	$2,868	$28,411	$330	$706	$6,374	$1,276	$5,230	$209	$1,273		$6,481
AFLAC U.S.	1,410	3,139	98	42	2,221	331	1,359	176	624		2,224
All other	-	-	-	-	-	7	-	-	127	(1)	-

Total	$4,277	$31,550	$428	$748	$8,595	$1,614	$6,589	$385	$2,024		$8,705

2001:
AFLAC Japan	$2,470	$23,969	$257	$484	$6,217	$1,234	$5,170	$178	$1,281		$6,270
AFLAC U.S.	1,175	2,752	95	35	1,844	303	1,133	150	528		1,847
All other	-	-	-	-	-	13	-	-	77		-

Total	$3,645	$26,721	$352	$519	$8,061	$1,550	$6,303	$328	$1,886		$8,117

See the accompanying Independent Auditor's Report
(1) Includes a charge of $40 for the policyholder protection fund in Japan

SCHEDULE IV
AFLAC INCORPORATED AND SUBSIDIARIES

Reinsurance
Years Ended December 31,

(In millions)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

2003:
Life insurance in force	$69,582	$1,459	$-	$68,123	-%

Premiums:
Health insurance	$9,052	$-	$-	$9,052	-
Life insurance	876	7	-	869	-

Total earned premiums	$9,928	7	-	$9,921	-

2002:
Life insurance in force	$56,680	$1,205	$-	$55,475	-

Premiums:
Health insurance	$7,839	$-	$-	$7,839	-
Life insurance	761	5	-	756	-

Total earned premiums	$8,600	$5	$-	$8,595	-

2001:
Life insurance in force	$46,610	$563	$-	$46,047	-

Premiums:
Health insurance	$7,366	$-	$-	$7,366	-
Life insurance	697	2	-	695	-

Total earned premiums	$8,063	$2	$-	$8,061	-

See the accompanying Independent Auditors' Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFLAC Incorporated

Date:	March 10, 2004	By	/s/ Daniel P. Amos

(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III	President, Chief Financial Officer,	March 10, 2004

(Kriss Cloninger III)	Treasurer and Director

/s/ Ralph A. Rogers Jr.	Senior Vice President, Financial	March 10, 2004

(Ralph A. Rogers Jr.)	Services, Chief Accounting Officer

/s/ J. Shelby Amos II	Director	March 10, 2004

(J. Shelby Amos II)

/s/ Michael H. Armacost	Director	March 10, 2004

(Michael H. Armacost)

/s/ Joe Frank Harris	Director	March 10, 2004

(Joe Frank Harris)

/s/ Elizabeth J. Hudson	Director	March 10, 2004

(Elizabeth J. Hudson)

/s/ Kenneth S. Janke Sr.	Director	March 10, 2004

(Kenneth S. Janke Sr.)

/s/ Douglas W. Johnson	Director	March 10, 2004

(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	March 10, 2004

(Robert B. Johnson)

	Director	March 10, 2004

(Charles B. Knapp)

	Director	March 10, 2004

(Hidefumi Matsui)

/s/ Nobuhiro Mori	Director	March 10, 2004

(Nobuhiro Mori)

/s/ E. Stephen Purdom	Director	March 10, 2004

(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	March 10, 2004

(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	March 10, 2004

(Marvin R. Schuster)

/s/ Glenn Vaughn Jr.	Director	March 10, 2004

(Glenn Vaughn Jr.)

/s/ Robert L. Wright	Director	March 10, 2004

(Robert L. Wright)

EXHIBITS

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Commission file number 1-7434, Accession No. 0000004977-00-000038, Exhibit 3.0.
3.1		-	Bylaws of the Corporation, as amended.
4.0		-

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

10.4	*	-	AFLAC Incorporated Supplemental Executive Retirement Plan, as amended.
10.5	*	-

AFLAC Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-94-000006, Exhibit 10.4.

10.6	*	-	AFLAC Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002.
10.7	*	-

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

AFLAC Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders' Proxy Statement, Commission file number 1-7434, Accession No. 0000004977-03-000088, Exhibit A.

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

10.13	*	-

1999 AFLAC Associate Stock Bonus Plan, as amended, dated February 11, 2003, -
incorporated by reference from 2002 Form 10-K, Commission file number 1-7434, Accession No. 0000004977-03-000098, Exhibit 99.2.

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2002.
14.0		-	Code of Ethics for Chief Executive and Senior Financial Officers.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
31.1		-	Certification of CEO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated March 10, 2004, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement.

EXHIBITS FILED WITH CURRENT FORM 10-K

3.1		-	Bylaws of the Corporation, as amended.
10.4	*	-	AFLAC Incorporated Supplemental Executive Retirement Plan, as amended.
10.6	*	-	AFLAC Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
13.0		-	Selected information from the AFLAC Incorporated Annual Report to Shareholders for 2003.
14.0		-	Code of Ethics for Chief Executive and Senior Financial Officers.
21.0		-	Subsidiaries.
23.0		-

Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the AFLAC Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the AFLAC Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the AFLAC Incorporated 401(k) Retirement Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the AFLAC Incorporated 1997 Stock Option Plan.
		-	Consent of independent auditor, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the AFLAC Incorporated Executive Deferred Compensation Plan.
31.1		-	Certification of CEO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated March 10, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated March 10, 2004, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement.