Form 10-Q
period 2004-03-31
AFLAC INC
filed 2004-05-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 3, 2004

Common Stock, $.10 Par Value	508,597,571 shares

AFLAC INCORPORATED AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	March 31,
	2004	December 31,
	(Unaudited)	2003

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $24,087 in 2004
and $23,686 in 2003)	$27,141	$26,495
Perpetual debentures (amortized cost $3,441 in 2004
and $3,280 in 2003)	3,573	3,349
Equity securities (cost $33 in both 2004 and 2003)	70	73
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $10,356 in 2004 and $9,263 in 2003)	9,910	8,752
Perpetual debentures (fair value $4,596 in 2004
and $4,412 in 2003)	4,480	4,297
Other investments	36	33
Cash and cash equivalents	1,169	1,052

Total investments and cash	46,379	44,051
Receivables, primarily premiums	442	547
Accrued investment income	400	456
Deferred policy acquisition costs	5,193	5,044
Property and equipment, at cost less accumulated depreciation	521	518
Other	354	348

Total assets	$53,289	$50,964

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	March 31,
	2004	December 31,
	(Unaudited)	2003

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$36,700	$35,588
Unpaid policy claims	2,158	2,115
Unearned premiums	540	516
Other policyholders' funds	1,084	1,021

Total policy liabilities	40,482	39,240
Notes payable	1,423	1,409
Income taxes	2,449	2,189
Payables for security transactions	416	-
Payables for return of cash collateral on loaned securities	479	374
Other	1,047	1,106
Commitments and contingent liabilities (Note 8)

Total liabilities	46,296	44,318

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 652,059
shares in 2004 and 651,554 shares in 2003	65	65
Additional paid-in capital	431	417
Retained earnings	6,152	5,885
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	206	213
Unrealized gains on investment securities	2,488	2,316
Minimum pension liability adjustment	(25)	(36)
Treasury stock, at average cost	(2,324)	(2,214)

Total shareholders' equity	6,993	6,646

Total liabilities and shareholders' equity	$53,289	$50,964

Shareholders' equity per share	$13.76	$13.03

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Premiums, principally supplemental health insurance	$2,773	$2,372
Net investment income	474	430
Realized investment gains (losses)	6	(7)
Other income	27	12

Total revenues	3,280	2,807

Benefits and expenses:
Benefits and claims	2,078	1,800
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	130	113
Insurance commissions	311	273
Insurance expenses	257	227
Interest expense	6	5
Other operating expenses	20	19

Total acquisition and operating expenses	724	637

Total benefits and expenses	2,802	2,437

Earnings before income taxes	478	370
Income taxes	163	133

Net earnings	$315	$237

Net earnings per share:
Basic	$.62	$.46
Diluted	.61	.45

Common shares used in computing earnings per share (In thousands):
Basic	509,924	514,565
Diluted	519,355	524,468

Cash dividends per share	$.095	$.07

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Three Months Ended March 31,
	2004	2003

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	417	371
Exercise of stock options, including income tax benefits	5	5
Gain on treasury stock reissued	9	2

Balance, end of period	431	378

Retained earnings:
Balance, beginning of period	5,885	5,244
Net earnings	315	237
Dividends to shareholders ($.095 per share in 2004
and $.07 per share in 2003)	(48)	(36)

Balance, end of period	6,152	5,445

Accumulated other comprehensive income:
Balance, beginning of period	2,493	2,630
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(7)	(4)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	172	454
Minimum pension liability adjustment during period,
net of income taxes	11	(3)

Balance, end of period	2,669	3,077

Treasury stock:
Balance, beginning of period	(2,214)	(1,916)
Purchases of treasury stock	(127)	(53)
Cost of shares issued	17	16

Balance, end of period	(2,324)	(1,953)

Total shareholders' equity	$6,993	$7,012

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Three Months Ended March 31,
(In millions)	2004	2003

Cash flows from operating activities:
Net earnings	$315	$237
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	134	61
Increase in deferred policy acquisition costs	(100)	(86)
Increase in policy liabilities	701	633
Change in income tax liabilities	166	130
Realized investment (gains) losses	(6)	7
Other, net	9	(7)

Net cash provided by operating activities	1,219	975

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	362	813
Fixed maturities matured	298	329
Equity securities and other	-	59
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(430)	(1,128)
Perpetual debentures	(51)	(168)
Equity securities	-	(2)
Securities held to maturity:
Fixed maturities	(1,146)	(252)
Perpetual debentures	(129)	-
Cash received as collateral on loaned securities, net	103	(969)
Other, net	(6)	(4)

Net cash used by investing activities	$(999)	$(1,322)

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from financing activities:
Purchases of treasury stock	$(127)	$(53)
Change in investment-type contracts, net	50	26
Dividends paid to shareholders	(46)	(34)
Treasury stock reissued	17	9
Principal payments under debt obligations	(4)	(4)
Other, net	5	5

Net cash used by financing activities	(105)	(51)

Effect of exchange rate changes on cash and cash equivalents	2	4

Net change in cash and cash equivalents	117	(394)
Cash and cash equivalents, beginning of period	1,052	1,379

Cash and cash equivalents, end of period	$1,169	$985

Supplemental disclosures of cash flow information:
Income taxes paid	$3	$2
Noncash financing activities:
Capitalized lease obligations	4	5
Treasury shares issued to AFL Stock Plan for:
Associate stock bonus	7	7
Shareholder dividend reinvestment	2	2

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended March 31,
	2004	2003

Net earnings	$315	$237

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains
(losses) during period	(21)	(2)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	280	674
Reclassification adjustment for realized (gains) losses
included in net earnings	(6)	7
Minimum pension liability adjustment during period	18	(3)

Total other comprehensive income before income taxes	271	676
Income tax expense related to items of other
comprehensive income	95	229

Other comprehensive income net of income taxes	176	447

Total comprehensive income	$491	$684

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of March 31, 2004, and the consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2004 and 2003. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     These financial statements should be read in conjunction with the financial statements included in our annual report to shareholders for the year ended December 31, 2003.

     Employee Stock Options: We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
(In millions, except for per-share amounts)	2004	2003

Net earnings, as reported	$315	$237
Deduct compensation expense determined under a
fair value method, net of tax	9	8

Pro forma net earnings	$306	$229

Earnings per share:
Basic - as reported	$.62	$.46
Basic - pro forma	.60	.44

Diluted - as reported	$.61	$.45
Diluted - pro forma	.59	.43

     New Accounting Pronouncements:  For information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

2.  BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: AFLAC Japan and AFLAC U.S. We sell supplemental health and life insurance through AFLAC Japan and AFLAC U.S. Most of our policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses, the change in fair value of the interest rate component of cross-currency swaps and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the three months ended March 31 follows:

(In millions)	2004	2003

Revenues:
AFLAC Japan:
Earned premiums	$2,063	$1,748
Net investment income	376	341
Other income	4	6

Total AFLAC Japan	2,443	2,095

AFLAC U.S.:
Earned premiums	710	624
Net investment income	97	88
Other income	3	2

Total AFLAC U.S.	810	714

Other business segments	9	10

Total business segment revenues	3,262	2,819
Realized investment gains (losses)	6	(7)
Japan pension obligation transfer	6	-
Corporate*	21	12
Intercompany eliminations	(15)	(17)

Total revenues	$3,280	$2,807

*Includes investment income of $1 in 2004 and 2003. Also, includes gain of $11 in 2004 related to changes in fair value of the interest rate component of the cross-currency swaps. The gain related to the change in fair value was insignificant in 2003.

(In millions)	2004	2003

Operating earnings:
AFLAC Japan	$349	$285
AFLAC U.S.	122	107
Other business segments	1	-

Total business segments	472	392
Interest expense, noninsurance operations	(5)	(4)
Corporate and eliminations	(12)	(11)

Pretax operating earnings*	455	377
Realized investment gains (losses)	6	(7)
Change in fair value of the interest rate component of the
cross-currency swaps	11	-
Japan pension obligation transfer	6	-

Total earnings before income taxes	$478	$370

*Income taxes applicable to pretax operating earnings were $160 in 2004 and $133 in 2003. The effect of foreign currency translation increased operating earnings by $15 in 2004 and $13 in 2003.

     Assets were as follows:

	March 31,	December 31,
(In millions)	2004	2003

Assets:
AFLAC Japan	$44,725	$42,654
AFLAC U.S.	8,311	7,966
Other business segments	55	57

Total business segment assets	53,091	50,677
Corporate	8,653	8,276
Intercompany eliminations	(8,455)	(7,989)

Total assets	$53,289	$50,964

3.  INVESTMENTS

Realized Investment Gains and Losses

     In the first quarter of 2004, we realized pretax gains of $6 million (after-tax, $.01 per diluted share) as a result of securities sales. In the first quarter of 2003, we realized pretax losses of $7 million (after-tax, $.01 per diluted share) as a result of securities sales.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2004	2003

Unrealized gains on securities available for sale	$3,223	$2,918
Unamortized unrealized gains on securities transferred
to held to maturity	578	608
Deferred income taxes	(1,313)	(1,210)

Shareholders' equity, net unrealized gains on investment securities	$2,488	$2,316

     During the first quarter of 2004, we reclassified the debt security of a Japanese issuer from held to maturity to available for sale as a result of the issuer's credit rating downgrade. At the time of transfer, the debt security had an amortized cost of $118 million. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $24 million related to this security. This gain represented the remaining unamortized portion of a $32 million gain established in 2001, when we reclassified this investment from available for sale to held to maturity.

     During the first quarter of 2003, we also reclassified our investments in two issuers from held to maturity to available for sale as a result of the issuers' credit rating downgrades. These debt securities had an amortized cost of $366 million as of March 31, 2003, the date of transfer. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $4 million related to one of these securities. This gain represented the remaining unamortized portion of a $5 million gain established in 1998, when we reclassified this investment from available for sale to held to maturity.

Special Purpose Entities

     As part of our investment activities, we owned yen-denominated investments in variable interest entities (VIEs) totaling $1.5 billion at fair value, or $1.6 billion at amortized cost at March 31, 2004. We completed our review of these investments, and concluded that we are the primary beneficiary and consolidated our interests in accordance with Financial Interpretation No. 46, Consolidation of Variable Interest Entities, as of March 31, 2004. The activities of these VIEs are limited to holding subordinated notes representing Tier 1 bank capital and utilizing the proceeds from the subordinated notes to service our investments therein. These VIEs are classified as available-for-sale fixed-maturity or perpetual securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consolidation of these investments did not impact our financial position or results of operations.

     We also own investments in qualified special purpose entities (QSPEs). At March 31, 2004, available-for-sale QSPEs totaled $1.0 billion at fair value ($1.1 billion at amortized cost), compared with $1.0 billion at fair value ($1.0 billion at amortized cost) at December 31, 2003.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2004, we had security loans outstanding with a fair value of $471 million, and we held cash in the amount of $479 million as collateral for these loaned securities. At December 31, 2003, we had security loans outstanding with a fair value of $365 million, and we held cash in the amount of $374 million as collateral for these loaned securities. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

4.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     As of March 31, 2004, and December 31, 2003, we had outstanding cross-currency swap agreements related to the $450 million senior notes (Note 5). We designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in AFLAC Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the financial statements as follows:

	March 31,	December 31,
(In millions)	2004	2003

Interest rate component	$47	$36
Foreign currency component	(84)	(69)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(27)	$(29)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2004	2003

Balance, beginning of period	$(69)	$(18)
Increase in fair value of cross-currency swaps	2	4
Interest rate component not qualifying for hedge
accounting reclassified to net earnings	(17)	(5)

Balance, end of period	$(84)	$(19)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2004	2003

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	284	280
.87% notes due June 2006 (principal amount 40 billion yen)	378	373
.96% notes due June 2007 (principal amount 30 billion yen)	284	280
Capitalized lease obligations	28	27

Total notes payable	$1,423	$1,409

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at March 31, 2004. No events of default or defaults occurred during the three months ended March 31, 2004.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the three months ended March 31:

(In thousands of shares)	2004	2003

Common stock - issued:
Balance, beginning of period	651,554	648,618
Exercise of stock options	505	1,078

Balance, end of period	652,059	649,696

Treasury stock:
Balance, beginning of period	141,662	134,179
Purchases of treasury stock:
Open market	3,150	1,660
Other	42	53
Shares issued to AFL Stock Plan	(396)	(393)
Exercise of stock options	(744)	(672)

Balance, end of period	143,714	134,827

Shares outstanding, end of period	508,345	514,869

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of March 31, 2004, we had approximately 34 million shares available for purchase under the share repurchase programs authorized by the board of directors.

     For the three months ended March 31, 2004, there were approximately 1,040,100 weighted-average shares, compared with 307,500 shares in 2003, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

7.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japan and U.S. pension plans for the three months ended March 31 were as follows:

	2004		2003

(In thousands)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$1,452	$1,405	$1,537	$1,269
Interest cost	574	1,782	528	1,567
Expected return on plan assets	(365)	(1,348)	(309)	(1,261)
Amortization of:
Net actuarial loss	851	415	215	329
Transition obligation (asset)	84	(30)	75	(30)
Prior service cost	20	44	18	44

Net periodic benefit cost	$2,616	$2,268	$2,064	$1,918

     As of March 31, 2004, 154 million yen (approximately $1 million) had been contributed to the Japan plan for the first quarter of 2004.

     We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $6 million to our U.S. pension plan in 2004. As of March 31, no contributions have been made in 2004. We presently anticipate contributing $10 million to fund the U.S. pension plan in 2004.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans that provide pension and various post-retirement benefits. For further information regarding our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

     Land Purchase Commitment: A portion of AFLAC Japan's administrative office building is located on leased land. Under the terms of the lease agreement, we are committed to purchase the leased land, at fair value, upon the demand of the owner. As of March 31, 2004, the fair value of the leased land was 1.8 billion yen ($17 million using the March 31, 2004, exchange rate).

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

REVIEW BY INDEPENDENT AUDITORS

     The March 31, 2004, and 2003, financial statements included in this filing have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 18.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

INDEPENDENT AUDITORS' REVIEW REPORT

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of March 31, 2004, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those financial statements.

KPMG LLP

Atlanta, GA
April 27, 2004

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2003 to March 31, 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2003.

Company Overview

     AFLAC Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (AFLAC), which operates in the United States (AFLAC U.S.) and as a branch in Japan (AFLAC Japan). Most of AFLAC's policies are individually underwritten and marketed at worksites through independent agents, with premiums paid by the employee. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

Critical Accounting Estimates

     There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2004. For additional information, see MD&A Critical Accounting Estimates included in our annual report to shareholders for the year ended December 31, 2003.

New Accounting Pronouncements

     During the last three years, the Financial Accounting Standards Board (FASB) has been active in soliciting comments and issuing statements, interpretations and exposure drafts on issues including derivatives, pensions, variable interest entities, special purpose entities, intangible assets, business combinations and equity-based compensation. For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table presents an analysis of net earnings and net earnings per diluted share as well as items impacting those performance measures for the periods ended March 31:

Analysis of Net Earnings

	In Millions		Per Diluted Share

	2004	2003	2004	2003

Net earnings	$315	$237	$.61	$.45
Items impacting net earnings, net of tax:
Realized investment gains (losses)	6	(7)	.01	(.01)
Change in fair value of interest rate
component of cross-currency swaps	11	-	.02	-
Japan pension obligation transfer	3	-	.01	-
Foreign currency translation*	15	13	.03	.02

*Translation effect on AFLAC Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers of fixed-maturity securities. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Investment gains and losses realized during the first quarters of 2004 and 2003 resulted from sales transactions in the normal course of business.

Cross-Currency Swaps

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation (see Notes 1, 4 and 6 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003).

Nonrecurring Items

     During 2003, we elected to return the substitutional portion of AFLAC Japan's pension plan to the Japanese government as allowed by the Japan Welfare Pension Insurance Law. We received government approval to complete the transfer in December 2003 and concluded the transfer process during the first quarter of 2004. Upon completion of the transfer process, we recognized a one-time gain as a result of the transfer of certain pension obligations to the Japanese government (other income) in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share). For additional information on the transfer, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.1% for the three-month period ended March 31, 2004, compared with 35.3% for the same period in 2003.

Earnings Projections

     To comply with the SEC's new reporting requirements for filed documents, we were required to change the format that we use to communicate earnings guidance in this report. Previously, we communicated earnings guidance on the basis of operating earnings per diluted share growth, excluding the effect of foreign currency translation. We now communicate earnings guidance based on net earnings per diluted share growth. However, items that cannot be predicted or that are outside of management's control may have a significant impact on actual results. Therefore, our projections of net earnings include certain assumptions to reflect the limitations that are inherent in projections of net earnings.

     In the context of a forward-looking discussion, the impact of foreign currency translation on our results of operations is inherently unpredictable. Therefore, our projections of net earnings assume no impact from foreign currency translation for a given period in relation to the comparable prior period.

     Furthermore, as discussed previously, we do not purchase securities with the intent of generating capital gains or losses. Therefore, we do not attempt to predict realized investment gains and losses, which include impairment charges, as their ultimate realization will be the result of market conditions that may or may not be predictable. As a result, our projections of net earnings assume no realized investment gains or losses in future periods.

     Net earnings are also impacted by the change in the fair value of the interest rate component of our cross-currency swaps, which is determined based on relative dollar and yen interest rates. Similar to foreign currency exchange rates, yen and dollar interest rates are also inherently unpredictable. Consequently, our projections of net earnings assume no impact from the change in the fair value of the interest rate component of our cross-currency swaps.

     Finally, because nonrecurring items represent the financial impact of items that have not occurred within the past two years and are not expected to occur within the next two years, we do not attempt to predict their occurrence in future periods.

     Subject to the assumptions set forth above, our objective for 2004 is to achieve net earnings per diluted share of at least $2.21, an increase of 17%. If we achieve this objective, the following table shows the likely results for 2004 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2004 Net Earnings Per Share Scenarios*

Weighted-Average
Yen/dollar	Net Earnings per	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2003	on EPS

100.00	$2.38	25.9%	$.17
105.00	2.32	22.8	.11
110.00	2.27	20.1	.06
115.95 **	2.21	16.9	-
120.00	2.18	15.3	(.03)
125.00	2.13	12.7	(.08)

*

Assumes: No realized investment gains/losses, no change in fair value of interest rate component of cross-currency swaps, and no nonrecurring items in 2004 and 2003; and no impact from currency translation in 2004

**	Actual 2003 weighted-average exchange rate

     Our objective for 2005 is to increase net earnings per diluted share by 15%, on the basis described above.

INSURANCE OPERATIONS

     AFLAC's insurance business consists of two segments: AFLAC Japan and AFLAC U.S. GAAP financial reporting requires that an enterprise report financial and descriptive information about operating segments in its annual financial statements. Furthermore, these requirements direct a public business enterprise to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. We measure and evaluate our insurance segments' financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the change in the fair value of the interest rate component of cross-currency swaps, and nonrecurring items. We believe that an analysis of segment operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

AFLAC JAPAN

     AFLAC Japan, which operates as a branch of AFLAC, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with FSA requirements for the six months ended September 30, 2003, AFLAC Japan ranked first in terms of individual insurance policies in force and 11th in terms of assets among all life insurance companies operating in Japan.

AFLAC Japan Pretax Operating Earnings

     Changes in AFLAC Japan's pretax operating earnings and profit margins are primarily affected by investment yields, morbidity, mortality, persistency and expense levels. An ongoing shift in our product mix to products with lower loss ratios and favorable claim trends on some lines of business contributed to the decline in the benefit ratio. We expect the benefit ratio to continue to decline primarily reflecting the shift to newer products and riders. Our persistency has declined only slightly over the last two years. We expect the operating expense ratio to be relatively stable in the future. The expansion of the profit margins during the past two years was largely attributable to the declining benefit ratio, which is partially offset by the effect of low investment yields. Lower investment yields affect our profit margins by reducing the spread between investment yields and required interest on policy reserves related to our older blocks of policies in force.

     The following table presents a summary of operating results for AFLAC Japan.

AFLAC Japan Summary of Operating Results
Three Months Ended March 31,

(In millions)	2004	2003

Premium income	$2,063	$1,748
Net investment income	376	341
Other income	4	6

Total operating revenues	2,443	2,095

Benefits and claims	1,643	1,417
Operating expenses	451	393

Total benefits and expenses	2,094	1,810

Pretax operating earnings*	$349	$285

Weighted-average yen/dollar exchange rates	107.32	118.93

	In Dollars		In Yen

Percentage changes over previous period:	2004	2003	2004	2003

Premium income	18.0%	18.6%	6.4%	6.5%
Net investment income	10.2	13.7	(.6)	2.0
Total operating revenues	16.6	18.2	5.2	6.1
Pretax operating earnings*	22.3	29.2	10.4	15.8

Ratios to total revenues, in dollars:	2004	2003

Benefits and claims	67.2%	67.6%
Operating expenses	18.5	18.8
Pretax operating earnings*	14.3	13.6

*See page 22 for our definition of segment operating earnings.

     AFLAC Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 29% of AFLAC Japan's investment income in the first three months of 2004, compared with 28% a year ago. In years when the yen strengthens, translating AFLAC Japan's dollar-denominated investment income into yen lowers comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. The following table illustrates the effect of translating AFLAC Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the previous year.

AFLAC Japan Percentage Changes Over Previous Period
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**

	2004	2003	2004	2003

Net investment income	(.6)%	2.0%	2.5%	5.3%
Total operating revenues	5.2	6.1	5.7	6.7
Pretax operating earnings*	10.4	15.8	13.8	19.9

*	See page 22 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

AFLAC Japan Sales

     AFLAC Japan's total new annualized premium sales rose 4.7% to 28.3 billion yen in the first quarter of 2004, compared with 27.0 billion yen a year ago. First quarter sales results were impacted by an expected decline in Rider MAX conversions as well as lower sales contributions from Dai-ichi Mutual Life. However, sales of our stand-alone supplemental medical policy, EVER, continued to be very strong. Total new annualized premium sales as reported in dollars increased 16.0% to $264 million, compared with $227 million in the first quarter of 2003. For 2004, our objective is to increase total new annualized premium sales by 5% to 10% in yen.

     AFLAC Japan's sales mix has been shifting during the last few years. Sales of EVER, our whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to EVER has been favorably impacted by health care legislation that increased out-of-pocket costs for most Japanese consumers in April 2003. Stand-alone medical sales accounted for 33% of total sales in the first quarter of 2004, compared with 25% during the same period a year ago. We continue to believe that EVER will be an important part of our product portfolio.

     Rider MAX accounted for 20% of total sales in the first quarter of 2004, compared with 31% a year ago. Sales of Rider MAX have been affected in recent periods by the expected decline in conversion activity from our original term policy to the new whole-life version. Conversions accounted for 17% of Rider MAX new sales in the first quarter of 2004, compared with 20% a year ago. We expect that the effect of conversions on total new annualized sales will continue to decline in future periods.

     Cancer life sales accounted for 25% of total sales in the first quarter of 2004 and 28% for the same period of 2003. Life production accounted for 18% of total sales in the first quarter of 2004, compared with 11% a year ago.

     Dai-ichi Life sales accounted for 9% of total new annualized premium sales in the first quarter of 2004, compared with 10% a year ago. In the first quarter of 2004, Dai-ichi Life sales declined 8%, when compared with the same period a year ago, as a result of their recent focus on marketing their core products. Nevertheless, we continue to be pleased with the results of our marketing alliance with Dai-ichi Life and the sales opportunities that it represents.

     We continued to focus on the growth of our distribution system in Japan. During the first quarter, we recruited nearly 1,200 agencies, which puts us on track to meet or exceed our 2004 recruiting goal of 4,000 agencies. We believe that new agencies and sales associates will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income.

     Reflecting a focus on primarily "A" and "AA" rated debt securities, we purchased yen-denominated securities at an average yield of 2.51% in the first quarter, compared with 3.88% in the first quarter of 2003. Including dollar-denominated investments, our blended new money yield was 2.67% for the quarter, compared with 4.13% for the quarter ended March 31, 2003. At March 31, 2004, the yield on AFLAC Japan's investment portfolio (including dollar-denominated investments) was 4.44%, compared with 4.71% at March 31, 2003. Our return on average invested assets, net of investment expenses, was 4.20% for the first quarter of 2004, compared with 4.50% for the first quarter of 2003. As of April 23, 2004, we had invested, or committed to invest, approximately 64% of our expected 2004 cash flow at an average yield of 3.18%.

Japanese Economy

     The economic situation in Japan continued to exhibit signs of improvement during the first three months of 2004. And while recent events appear to indicate that the foundation for a recovery is being laid, the time required for a full economic recovery remains uncertain.

AFLAC U.S.

AFLAC U.S. Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, persistency, investment yields and expense levels. The aggregate benefit ratio and our overall policy persistency have been relatively stable during the last two years. We expect the operating expense ratio, excluding discretionary advertising expenses, and the pretax operating profit margin to remain relatively level in 2004. The following table presents a summary of operating results for AFLAC U.S.

AFLAC U.S. Summary of Operating Results
Three Months Ended March 31,

(In millions)	2004	2003

Premium income	$710	$624
Net investment income	97	88
Other income	3	2

Total operating revenues	810	714

Benefits and claims	435	383
Operating expenses	253	224

Total benefits and expenses	688	607

Pretax operating earnings*	$122	$107

Percentage changes over previous period:

Premium income	13.9%	19.0%
Net investment income	10.6	9.9
Total operating revenues	13.4	17.8
Pretax operating earnings*	14.4	15.5

Ratios to total revenues:

Benefits and claims	53.8%	53.7%
Operating expenses	31.1	31.3
Pretax operating earnings*	15.1	15.0

*See page 22 for our definition of segment operating earnings.

AFLAC U.S. Sales

     Total new annualized premium sales rose 13.8% to $292 million in 2004, compared with $256 million for the three months ended March 31, 2003. Annualized premiums in force at March 31 were $3.1 billion in 2004, compared with $2.7 billion in 2003.

     During 2003, we took several steps to improve our future sales growth. Our actions primarily centered on enhancing our distribution system by expanding our sales management infrastructure. This expansion allowed for more efficient training and management of our sales associates. And we believe that first quarter sales results are an indication of the effectiveness of these efforts.

     We also believe that the new training programs that we implemented in 2003 are helping recently recruited sales associates become more effective. During the first quarter of 2004, the average number of associates producing business on a monthly basis increased 7.1% to 18,500, compared with 17,300 in the first quarter of 2003. We believe that the number of producing associates will continue to improve in future periods.

     Another aspect of our growth strategy is the enhancement of our product line. During 2003, we introduced new versions of our accident, cancer and short-term disability insurance policies, which we believe will benefit sales growth in future periods. Our objective for 2004 is to increase total new annualized premium sales by 10% to 12%.

     The sales mix of our products has remained relatively consistent in recent years. Our best-selling category continued to be accident/disability coverage, which accounted for 52% of total sales during the first three months of 2004, compared with 51% a year ago. Cancer expense insurance was another solid contributor to sales, accounting for 20% of total sales for the three-month period ended March 31, 2004, compared with 21% for the same period of 2003. Our hospital indemnity product category also contributed strongly to sales and accounted for 11% of total sales for the first quarters of 2004 and 2003. Additionally, fixed-benefit dental coverage continued to sell well, accounting for 7% of total sales in the first quarters of 2004 and 2003.

AFLAC U.S. Investments

     For the quarter ended March 31, 2004, available cash flow was invested at an average yield of 6.10%, compared with 7.05% in 2003. The yield on AFLAC's U.S. portfolio was 7.52% at March 31, 2004, compared with a yield of 7.94% at March 31, 2003. The overall return on average invested assets, net of investment expenses, was 7.12% for the first quarter of 2004, compared with 7.56% in 2003.

Analysis of Financial Condition

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2004, was 105.69 yen to one U.S. dollar, or 1.4% stronger than the December 31, 2003, exchange rate of 107.13. The stronger yen increased reported investments and cash by $498 million, total assets by $560 million, and total liabilities by $554 million, compared with the amounts that would have been reported for the first quarter of 2004 if the exchange rate had remained unchanged from year-end 2003.

Investments and Cash

     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders' equity. We seek to meet this objective through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports.

     AFLAC invests primarily within the debt securities markets. Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and the overall objectives of AFLAC Incorporated, in addition to credit risk. Our investment policy requires that all securities be rated investment grade at the time of purchase. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and the appropriate NAIC designation from the Securities Valuation Office (SVO). In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities.

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	March 31,	December 31,	March 31,	December 31,
(In millions)	2004	2003	2004	2003

Securities available for sale, at fair value:
Fixed maturities	$21,554	$21,098	$5,587 *	$5,397	*
Perpetual debentures	3,267	3,121	306	228
Equity securities	44	37	26	36

Total available for sale	24,865	24,256	5,919	5,661

Securities held to maturity, at amortized cost:
Fixed maturities	9,894	8,736	16	16
Perpetual debentures	4,480	4,297	-	-

Total held to maturity	14,374	13,033	16	16

Total investment securities	$39,239	$37,289	$5,935	$5,677

*Includes securities held by the parent company of $17 in 2004 and $39 in 2003

     The increase in investment securities during the first quarter reflected the substantial cash flows in the functional currencies of our operations and the effect of a stronger yen/dollar exchange rate.

     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources.

     The following table presents an analysis of investment securities by type of issuance:

	March 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$14,835	$17,315	$14,858	$17,307
Perpetual debentures	88	95	36	40
Equity securities	28	65	28	68

Total publicly issued	14,951	17,475	14,922	17,415

Privately issued securities:
Fixed maturities	19,162	20,182	17,579	18,451
Perpetual debentures	7,833	8,074	7,542	7,721
Equity securities	5	5	4	4

Total privately issued	27,000	28,261	25,125	26,176

Total investment securities	$41,951	$45,736	$40,047	$43,591

     Total privately issued securities accounted for 64.4%, at amortized cost, of total debt securities as of March 31, 2004, compared with 62.8% at December 31, 2003. Privately issued securities held by AFLAC Japan at amortized cost accounted for $25.1 billion, or 59.9%, of total debt securities at March 31, 2004 and $23.3 billion, or 58.1%, of total debt securities at December 31, 2003. Reverse-dual currency debt securities accounted for $6.6 billion, or 24.6%, of total privately issued securities as of March 31, 2004, compared with $6.5 billion, or 25.7%, of total privately issued securities as of December 31, 2003. AFLAC Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. AFLAC Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which helps reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of our securities have ratings from either a nationally recognized security rating organization (NRSRO) or the SVO of the NAIC. The percentage distribution by credit rating of our purchases of debt securities, at amortized cost, was as follows:

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003

AAA	17.7%	9.0%	3.9%
AA	39.5	18.1	8.1
A	42.6	32.4	30.1
BBB	.2	40.5	57.9

	100.0%	100.0%	100.0%

     The percentage distribution of our debt securities, at amortized cost and fair value, by credit rating was as follows:

	March 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.6%	3.7%	3.1%	3.1%
AA	31.5	33.6	31.0	33.5
A	34.2	33.9	33.9	33.6
BBB	27.9	26.6	29.2	27.4
BB or lower	2.8	2.2	2.8	2.4

	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. However, our holdings of below-investment-grade securities have increased somewhat in recent years as the overall credit environment has deteriorated.

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below-investment-grade, we begin a more intensive monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and carrying value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the company. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with a carrying value in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2003.

     Securities classified as below investment grade were as follows:

Below-Investment-Grade Securities

	March 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$334	$252	$348	$294
KLM Royal Dutch Airlines	284	241	280	240
Royal and Sun Alliance Insurance	236	166	233	185
Toys R Us Japan	95	110	*	*
AMP Japan	57	69	56	65
Asahi Finance Limited	*	*	48	83
LeGrand	46	46	46	46
Tennessee Gas Pipeline	31	31	31	31
SB Treasury Co. LLC	28	33	28	32
Tyco International	18	22	18	21
Ikon, Inc.	16	20	16	20
Cerro Negro Finance	12	13	12	13
PDVSA Finance	9	9	9	9

Total	$1,166	$1,012	$1,125	$1,039

*Investment-grade at respective reporting date

     Occasionally a debt security will be split-rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As a result of the current credit environment, we changed our credit rating classification policy on split-rated securities during 2003. Prior to 2003, our practice was to report split-rated securities based on the higher credit rating. However, our current policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the SVO designation as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list.

     Split-rated securities as of March 31, 2004, represented 2.2% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Sumitomo Mitsui Banking,
formerly Sumitomo Bank	$363	Baa1	BB+	2/P2U	Investment Grade
Royal and Sun Alliance
Insurance	236	Ba2	BBB	3	Below Investment Grade
UFJ Finance, formerly
Sanwa Finance	104	Baa1	BB+	2/P2U	Investment Grade
Fujitsu, Ltd.	69	Baa2	BB+	2	Investment Grade
AMP Japan	57	Ba3	BBB-	3	Below Investment Grade
SB Treasury Company LLC	28	Baa3	B+	P4LFE	Below Investment Grade
Tyco International	18	Ba2	BBB-	3FE	Below Investment Grade
Mizuho Finance, formerly
Fuji Finance	18	Baa1	BB+	2	Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table presents an analysis of amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of March 31, 2004.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$26,362	$29,702	65.1%	$3,707	$367
Below-investment-grade securities	1,166	1,012	2.2	43	198
Held-to-maturity securities:
Investment-grade securities	14,390	14,952	32.7	847	285

Total	$41,918	$45,666	100.0%	$4,597	$850

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2004.

Aging of Unrealized Losses

					Six months
	Total	Total	Less than six months		to 12 months		Over 12 months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$4,631	$367	$1,716	$71	$2,714	$265	$201	$31
Below-investment-
grade securities	866	198	15	-	-	-	851	198
Held-to-maturity
securities:
Investment-grade
securities	4,626	285	2,298	110	1,999	139	329	36

Total	$10,123	$850	$4,029	$181	$4,713	$404	$1,381	$265

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2004.

Percentage Decline from Amortized Cost

			Percentage of Decline

	Total	Total	Less than 20%		20% to 30%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$4,631	$367	$4,498	$336	$133	$31
Below-investment-
grade securities	866	198	327	44	539	154
Held-to-maturity securities:
Investment-grade securities	4,626	285	4,437	241	189	44

Total	$10,123	$850	$9,262	$621	$861	$229

     The fair value of our investments in debt securities can fluctuate greatly as a result of changes in interest rates and foreign currency exchange rates. We believe that the declines in fair value noted above primarily resulted from changes in the interest rate and foreign currency environments rather than credit issues. Therefore, we believe that it would be inappropriate to recognize impairment charges for changes in fair value that we believe are temporary.

     The following table presents the ten largest unrealized loss positions in our portfolio as of March 31, 2004.

Credit		Amortized	Fair	Unrealized
(In millions)	Ratings	Cost	Value	Loss

Ahold Finance	BB	$334	$252	$82
Royal and Sun Alliance Insurance	BB	236	166	70
Takefuji	BBB	746	690	56
Investor AB	AA	284	236	48
KLM Royal Dutch Airlines	B	284	241	43
KBC Bancassurance	A	241	200	41
United Mexican States	BBB	376	338	38
CSAV	BBB	227	195	32
Unique Zurich	BBB	350	319	31
First Austrian Bank	A	426	396	30

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended March 31 were immaterial in both 2004 and 2003.

     Realized losses on investment-grade debt securities were as follows for the three-month period ended March 31, 2004. We did not dispose of any below-investment-grade debt securities during the first quarter of 2004.

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities:
Length of consecutive unrealized loss:
Less than six months	$88	$1
Six months to 12 months	74	2

Total	$162	$3

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents and short-term investments totaled $1.2 billion, or 2.5% of total investments and cash, as of March 31, 2004, compared with $1.1 billion, or 2.4% of total investments and cash, at December 31, 2003. Mortgage loans on real estate and other long-term investments remained immaterial at both March 31, 2004 and December 31, 2003.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.2 billion at March 31, 2004, an increase of $148 million, or 2.9% for the quarter. AFLAC Japan's deferred policy acquisition costs were $3.6 billion at March 31, 2004, an increase of $111 million, or 3.2% (1.8% increase in yen). The stronger yen at March 31, 2004, increased reported deferred policy acquisition costs by $48 million. At March 31, 2004, deferred policy acquisition costs of AFLAC U.S. were $1.6 billion, an increase of $37 million, or 2.3%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales.

Policy Liabilities

     Policy liabilities totaled $40.5 billion at March 31, 2004, an increase of $1.2 billion, or 3.2% for the first three months of 2004. AFLAC Japan's policy liabilities were $36.6 billion at March 31, 2004, an increase of $1.1 billion, or 3.1% (1.7% increase in yen). The stronger yen at March 31, 2004, increased reported policy liabilities by $492 million. At March 31, 2004, policy liabilities of AFLAC U.S. were $3.9 billion, an increase of $137 million, or 3.7%. The increase in policy liabilities was primarily the result of the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both March 31, 2004, and December 31, 2003. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at March 31, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 24.0% as of March 31, 2004, compared with 24.6% as of December 31, 2003.

     We have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our yen-denominated net assets, which constitutes our investment in AFLAC Japan. If the total of these yen-denominated liabilities is less than our investment in AFLAC Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of our other comprehensive income. Should these yen-denominated liabilities exceed our investment in AFLAC Japan, the portion of the hedge that exceeds our investment would be deemed ineffective. In that case, GAAP requires the exchange effect on the ineffective portion to be reported in net earnings. We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At March 31, 2004 and December 31, 2003, our hedge was effective.

Off-Balance Sheet Arrangements

     As of March 31, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

     AFLAC U.S. and AFLAC Japan have defined benefit pension plans that cover substantially all full-time employees. As of December 31, 2003, the projected benefit obligation of both plans ($208 million) represented 3% of shareholders' equity, the liability accrued for both plans ($65 million) represented less than 1% of total liabilities, and consolidated pension expense ($22 million) represented less than 1% of total acquisition and operating expenses. For additional information, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

     During 2003, we elected to return the substitutional portion of AFLAC Japan's pension plan to the government as allowed by the Japan Welfare Pension Insurance Law. We received government approval to complete the transfer in December 2003 and concluded the transfer process during the first quarter of 2004. Upon completion of the transfer process, we recognized a one-time gain as a result of the transfer of certain pension obligations to the Japanese government (other income) in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share). For additional information on the transfer and our U.S. and Japanese plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the ended December 31, 2003.

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have a policyholder protection system that provides funds for the policyholders of insolvent insurers. In Japan, we recognize charges for our estimated share of the insurance industry's obligation once it is determinable. In the United States, we recognize assessments as they are determined by the state guaranty associations. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2003.

Capital Resources and Liquidity

     AFLAC continues to provide the primary sources of liquidity to the Parent Company through dividends and management fees. The Parent Company received dividends from AFLAC in the amount of $48 million in the first quarter of 2004, compared with $31 million for the same period in 2003. During the first quarter of 2004, AFLAC Japan paid $6 million to the Parent Company for management fees, compared with $8 million in the first quarter of 2003.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures, and our share repurchase program. In 2003, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $946 million using the March 31, 2004 exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

Consolidated Cash Flows by Activity

(In millions)	2004	2003

Operating activities	$1,219	$975
Investing activities	(999)	(1,322)
Financing activities	(105)	(51)
Exchange effect on cash and cash equivalents	2	4

Net change in cash and cash equivalents	$117	$(394)

Operating Activities

     In the first three months of 2004, consolidated cash flow from operations increased 25.0% to $1.2 billion, compared with $975 million for the same period in 2003. Net cash flow from operations other than Japan increased 39.4% in the three-month period ended March 31, 2004, to $239 million, compared with $171 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net cash flow from operations for AFLAC Japan increased 22.0% (9.1% increase in yen) to $980 million, compared with $803 million for the three months ended March 31, 2003. The increases in cash flows were primarily attributable to the growth of our business and the stronger yen in the first quarter of 2004.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities decreased 24.5% to $999 million in the first quarter of 2004, compared with $1.3 billion in the first quarter of 2003. AFLAC Japan accounted for $871 million of the consolidated net cash used by investing activities in the first three months of 2004, compared with $1.4 billion for the same period in 2003.

     When market opportunities arise, we dispose of selected debt securities that are available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were 1% and 3% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2004 and 2003, respectively.

Financing Activities

     Consolidated cash used by financing activities was $105 million in the first three months of 2004, compared with $51 million in the first three months of 2003. During the first quarter, treasury stock purchases were $127 million (3 million shares) in 2004, compared with $53 million (2 million shares) in the first quarter of 2003. We issued treasury shares for certain AFLAC stock option exercises, additional stock purchases by shareholders in the dividend reinvestment plan and stock issued to sales associates.

     Dividends to shareholders in the first quarter of 2004 were $48 million ($46 million paid in cash; $2 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders in the first quarter of 2003 were $36 million ($34 million paid in cash; $2 million through issuance of treasury shares under the dividend reinvestment plan). The first quarter 2004 dividend of $.095 per share increased 36%, compared with $.07 in the first quarter of 2003.

Regulatory Restrictions

     AFLAC is domiciled in Nebraska and is subject to its regulations. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by AFLAC to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group. These regulatory limitations are not expected to affect the level of management fees or dividends paid by AFLAC to the Parent Company. A life insurance company's statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company's state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency.

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

     In addition to restrictions by U.S. insurance regulators, the FSA may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to the Parent Company for management fees (discussed above) and to AFLAC U.S. for allocated expenses and remittances of earnings. Expenses allocated to AFLAC Japan were $7 million for the three-month periods ended March 31, 2004 and 2003. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

Rating Agencies

     AFLAC is rated "AA" by both Standard & Poor's and Fitch Ratings and "Aa2" by Moody's for financial strength. A.M. Best assigned AFLAC an "A+, Superior" rating for financial strength and operating performance. AFLAC Incorporated's credit rating for senior debt is "A" by Standard & Poor's, "A+" by Fitch Ratings, and "A2" by Moody's.

Other

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. In April 2004, the board of directors declared the second quarter cash dividend of $.095 per share. The dividend is payable on June 1, 2004, to shareholders of record at the close of business on May 14, 2004.

     For information regarding commitments and contingent liabilities, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risks of Financial Instruments

     Our financial instruments are exposed primarily to two types of market risks. They are currency risk and interest rate risk. During 2003, we liquidated the majority of our equity investments and therefore no longer consider equity price risk to be material.

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

     Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, the translation of the reported amounts is affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

     On a consolidated basis, we attempt to match yen-denominated assets to yen-denominated liabilities in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of AFLAC Japan's investment portfolio in dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt and use of cross-currency swaps. As a result, the effect of currency fluctuations on our net assets is mitigated.

     At March 31, 2004, consolidated yen-denominated net assets were $482 million. AFLAC Japan's yen-denominated net assets were $2.0 billion at March 31, 2004. AFLAC Incorporated's yen-denominated net liabilities were $1.5 billion at March 31, 2004. The following table compares the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
March 31, 2004

(In millions)

Yen/dollar exchange rates	90.69	105.69	*	120.69

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,985	$18,865		$16,520
Perpetual debentures	3,544	3,041		2,663
Equity securities	51	44		38
Securities held to maturity:
Fixed maturities	11,531	9,895		8,665
Perpetual debentures	5,221	4,480		3,923
Cash and cash equivalents	881	756		662

Subtotal	43,213	37,081		32,471

Liabilities:
Notes payable	1,134	973		852
Cross-currency swaps	613	526		461
Obligation for Japanese policyholder
protection fund	302	260		227
Other financial instruments	10	9		7

Subtotal	2,059	1,768		1,547

Net yen-denominated financial instruments	41,154	35,313		30,924
Other yen-denominated assets	5,378	4,615		4,041
Other yen-denominated liabilities	(45,970)	(39,446)		(34,543)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$562	$482		$422

*Actual March 31, 2004 exchange rate

     We are only exposed to economic currency risk when yen funds are actually converted into dollars. This primarily occurs when we transfer funds from AFLAC Japan to AFLAC U.S., which is done annually. The exchange rates prevailing at the time of transfer will differ from the exchange rates prevailing at the time the yen profits were earned. Generally, these repatriations have represented an amount less than 80% of AFLAC Japan's prior year FSA-based earnings. A portion of the repatriation may be used to service AFLAC Incorporated's yen-denominated notes payable and the remainder is converted into dollars.

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

     At March 31, 2004, we had $3.8 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $4.3 billion based on our portfolio as of March 31, 2004. The effect on yen-denominated debt securities is approximately $3.6 billion and the effect on dollar-denominated debt securities is approximately $728 million.

     Changes in the interest rate environment have contributed to significant unrealized gains on our debt securities. However, we do not expect to realize a majority of these unrealized gains because we have the intent and ability to hold these securities to maturity. Should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize significant losses because we have the ability to hold such securities to maturity.

     We attempt to match the duration of our assets with the duration of our liabilities. For AFLAC Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the investment yield on new investments exceeds interest requirements on policies issued in recent years. Since 1994, premium rates on new business have been increased several times to help offset the lower available investment yields. Also in recent years, our strategy of developing and marketing riders as attachments to our older policies has helped offset the negative investment spread. And, despite the negative investment spreads, adequate overall profit margins still exist in AFLAC Japan's aggregate block of business due to changes in mix of business and favorable mortality, morbidity and expenses.

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

    legislative and regulatory developments,
    assessments for insurance company insolvencies,
    competitive conditions in the United States and Japan,
    new product development,
    ability to attract and retain qualified sales associates,
    ability to repatriate profits from Japan,
    changes in U.S. and/or Japanese tax laws or accounting requirements, credit and other risks associated with AFLAC's investment activities, significant changes in investment yield rates,
    fluctuations in foreign currency exchange rates,
    deviations in actual experience from pricing and reserving assumptions, level and outcome of litigation,
    downgrades in the company's credit rating,
    changes in rating agency policies or practices,
    subsidiary's ability to pay dividends to parent company, and general economic conditions in the United States and Japan.

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

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect such controls.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the first quarter of 2004, we repurchased shares of AFLAC stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	-	$-	-	6,970,204
February 1 - February 29	150,000	41.15	150,000	36,820,204
March 1 - March 31	3,000,000	39.87	3,000,000	33,820,204

Total	3,150,000	39.93	3,150,000	33,820,204

Of the shares available for purchase under current board authorizations, 3,820,204 shares relate to a repurchase authorization approved by the board of directors and announced in February 2002. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2004.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

4.0	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated May 6, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated May 6, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated May 6, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended March 31, 2004, one Current Report on Form 8-K, dated February 2, 2004, was furnished to report the Company's press release announcing its fourth quarter financial results and an increase in its quarterly cash dividend.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	May 6, 2004

(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	May 6, 2004

(Ralph A. Rogers Jr.)	Financial Services; Chief
Accounting Officer

Exhibits Filed With Current Form 10-Q:

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1		Certification of CEO dated May 6, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of CFO dated May 6, 2004, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated May 6, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.