Form 10-Q
period 2004-06-30
AFLAC INC
filed 2004-08-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 3, 2004

Common Stock, $.10 Par Value	507,150,988 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	June 30,
	2004	December 31,
	(Unaudited)	2003

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $24,441 in 2004
and $23,686 in 2003)	$26,270	$26,495
Perpetual debentures (amortized cost $3,562 in 2004
and $3,280 in 2003)	3,439	3,349
Equity securities (cost $33 in 2004 and 2003)	74	73
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $9,676 in 2004 and $9,263 in 2003)	9,885	8,752
Perpetual debentures (fair value $4,270 in 2004
and $4,412 in 2003)	4,359	4,297
Other investments	39	33
Cash and cash equivalents	1,072	1,052

Total investments and cash	45,138	44,051
Receivables, primarily premiums	470	547
Accrued investment income	481	456
Deferred policy acquisition costs	5,212	5,044
Property and equipment, at cost less accumulated depreciation	505	518
Other	324	348

Total assets	$52,130	$50,964

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	June 30,
	2004	December 31,
	(Unaudited)	2003

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$36,534	$35,588
Unpaid policy claims	2,191	2,115
Unearned premiums	542	516
Other policyholders' funds	1,081	1,021

Total policy liabilities	40,348	39,240
Notes payable	1,395	1,409
Income taxes	2,096	2,189
Payables for security transactions	55	-
Payables for return of cash collateral on loaned securities	978	374
Other	1,079	1,106
Commitments and contingent liabilities (Note 8)

Total liabilities	45,951	44,318

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 652,395
shares in 2004 and 651,554 shares in 2003	65	65
Additional paid-in capital	447	417
Retained earnings	6,369	5,885
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	217	213
Unrealized gains on investment securities	1,470	2,316
Minimum pension liability adjustment	(25)	(36)
Treasury stock, at average cost	(2,364)	(2,214)

Total shareholders' equity	6,179	6,646

Total liabilities and shareholders' equity	$52,130	$50,964

Shareholders' equity per share	$12.16	$13.03

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues:
Premiums, principally supplemental health insurance	$2,768	$2,407	$5,541	$4,779
Net investment income	484	436	958	866
Realized investment gains (losses)	(5)	(6)	1	(13)
Other income	(14)	24	13	37

Total revenues	3,233	2,861	6,513	5,669

Benefits and expenses:
Benefits and claims	2,068	1,827	4,146	3,627
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	127	115	258	228
Insurance commissions	308	282	619	555
Insurance expenses	283	233	540	460
Interest expense	6	5	11	11
Other operating expenses	21	22	41	41

Total acquisition and operating expenses	745	657	1,469	1,295

Total benefits and expenses	2,813	2,484	5,615	4,922

Earnings before income taxes	420	377	898	747
Income taxes	155	129	317	261

Net earnings	$265	$248	$581	$486

Net earnings per share:
Basic	$.52	$.48	$1.14	$.94
Diluted	.51	.48	1.12	.93

Common shares used in computing earnings per share (In thousands):
Basic	508,353	513,728	509,138	514,144
Diluted	517,860	522,713	518,607	523,588

Cash dividends per share	$.095	$.07	$.19	$.14

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Six Months Ended June 30,
	2004	2003

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	417	371
Exercise of stock options, including income tax benefits	10	10
Gain on treasury stock reissued	20	11

Balance, end of period	447	392

Retained earnings:
Balance, beginning of period	5,885	5,244
Net earnings	581	486
Dividends to shareholders ($.19 per share in 2004
and $.14 per share in 2003)	(97)	(72)

Balance, end of period	6,369	5,658

Accumulated other comprehensive income:
Balance, beginning of period	2,493	2,630
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	4	16
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(846)	849
Minimum pension liability adjustment during period,
net of income taxes	11	(3)

Balance, end of period	1,662	3,492

Treasury stock:
Balance, beginning of period	(2,214)	(1,916)
Purchases of treasury stock	(178)	(146)
Cost of shares issued	28	22

Balance, end of period	(2,364)	(2,040)

Total shareholders' equity	$6,179	$7,567

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Six Months Ended June 30,
(In millions)	2004	2003

Cash flows from operating activities:
Net earnings	$581	$486
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	100	(26)
Increase in deferred policy acquisition costs	(208)	(181)
Increase in policy liabilities	1,461	1,241
Change in income tax liabilities	283	105
Realized investment (gains) losses	(1)	13
Other, net	33	(49)

Net cash provided by operating activities	2,249	1,589

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	557	1,104
Fixed maturities matured	493	760
Equity securities and other	-	139
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,947)	(2,631)
Perpetual debentures	(282)	(227)
Equity securities	-	(3)
Securities held to maturity:
Fixed maturities	(1,371)	(268)
Perpetual debentures	(129)	(168)
Cash received as collateral on loaned securities, net	609	209
Other, net	(13)	(5)

Net cash used by investing activities	$(2,083)	$(1,090)

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from financing activities:
Purchases of treasury stock	$(178)	$(146)
Change in investment-type contracts, net	109	54
Dividends paid to shareholders	(92)	(68)
Treasury stock reissued	25	13
Principal payments under debt obligations	(7)	(8)
Other, net	11	11

Net cash used by financing activities	(132)	(144)

Effect of exchange rate changes on cash and cash equivalents	(14)	1

Net change in cash and cash equivalents	20	356
Cash and cash equivalents, beginning of period	1,052	1,379

Cash and cash equivalents, end of period	$1,072	$1,735

Supplemental disclosures of cash flow information:
Income taxes paid	$42	$154
Interest paid	10	9
Noncash financing activities:
Capitalized lease obligations	5	7
Treasury shares issued to AFL Stock Plan for:
Associate stock bonus	18	16
Shareholder dividend reinvestment	5	4

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net earnings	$265	$248	$581	$486

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	36	16	15	14
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during period	(1,507)	444	(1,227)	1,118
Reclassification adjustment for realized (gains)
losses included in net earnings	5	6	(1)	13
Minimum pension liability adjustment during period	-	-	18	(3)

Total other comprehensive income (loss)
before income taxes	(1,466)	466	(1,195)	1,142
Income tax expense (benefit) related to items
of other comprehensive income (loss)	(459)	50	(364)	280

Other comprehensive income (loss)
net of income taxes	(1,007)	416	(831)	862

Total comprehensive income (loss)	$(742)	$664	$(250)	$1,348

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheet as of June 30, 2004, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2004, and 2003, and consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2004, and 2003. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per-share amounts)	2004	2003	2004	2003

Net earnings, as reported	$265	$248	$581	$486
Deduct compensation expense determined
under a fair value method, net of tax	7	8	17	16

Pro forma net earnings	$258	$240	$564	$470

Earnings per share:
Basic - as reported	$.52	$.48	$1.14	$.94
Basic - pro forma	.51	.47	1.11	.91

Diluted - as reported	$.51	$.48	$1.12	$.93
Diluted - pro forma	.50	.47	1.09	.90

     New Accounting Pronouncements:  In March 2004, the FASB's Emerging Issues Task Force (EITF) finalized new guidance on other-than-temporary impairment of debt and equity securities. The impairment evaluation guidance in Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," is effective for reporting periods beginning after June 15, 2004. AFLAC had previously been evaluating impairments of debt and equity securities using much of the guidance incorporated into this new EITF Issue. The implementation of this guidance does not significantly change AFLAC's procedures for evaluating impairments.

     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

2.  BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: AFLAC Japan and AFLAC U.S. We sell supplemental health and life insurance through AFLAC Japan and AFLAC U.S. Most of our policies are individually underwritten and marketed at worksites through independent agents with premiums paid by the employee.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses, the change in fair values related to hedging activities (impact from SFAS 133) and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003

Revenues:
AFLAC Japan:
Earned premiums	$2,042	$1,770	$4,105	$3,518
Net investment income	385	348	761	689
Other income	3	5	7	11

Total AFLAC Japan	2,430	2,123	4,873	4,218

AFLAC U.S.:
Earned premiums	726	637	1,437	1,261
Net investment income	98	87	195	175
Other income	3	3	5	4

Total AFLAC U.S.	827	727	1,637	1,440

Other business segments	8	10	17	20

Total business segment revenues	3,265	2,860	6,527	5,678
Realized investment gains (losses)	(5)	(6)	1	(13)
Japan pension obligation transfer	-	-	6	-
Corporate*	(15)	25	7	37
Intercompany eliminations	(12)	(18)	(28)	(33)

Total revenues	$3,233	$2,861	$6,513	$5,669

*Includes for the three-month periods, investment income of $1 in 2004 and 2003 and $2 for the six-month periods in 2004 and 2003, respectively. Also, includes for the three-month periods, a loss of $24 in 2004 and a gain of $13 in 2003 related to the impact from SFAS 133, and for the six-month periods, a loss of $12 in 2004 and a gain of $13 in 2003.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2004	2003	2004	2003

Operating earnings:
	AFLAC Japan*	$344	$282	$693	$567
	AFLAC U.S.	121	104	244	211
	Other business segments	-	-	-	(1)

	Total business segments	465	386	937	777
	Interest expense, noninsurance operations	(5)	(5)	(10)	(9)
	Corporate and eliminations	(11)	(11)	(24)	(21)

	Pretax operating earnings**	449	370	903	747
	Realized investment gains (losses)	(5)	(6)	1	(13)
	Changes in fair values related
	to hedging activities	(24)	13	(12)	13
	Japan pension obligation transfer	-	-	6	-

	Total earnings before income taxes	$420	$377	$898	$747

*	Includes a charge of $26 million in 2004 related to the write down of previously capitalized systems development costs for AFLAC Japan's administration system.
**

Income taxes applicable to pretax operating earnings for the three-month periods were $158 in 2004 and $131 in 2003, and for the six-month periods were $317 in 2004 and $264 in 2003. The effect of foreign currency translation increased operating earnings for the three-month periods by $11 in 2004 and $7 in 2003, and for the six-month periods by $26 in 2004 and $20 in 2003.

     Assets were as follows:

	June 30,	December 31,
(In millions)	2004	2003

Assets:
AFLAC Japan	$43,705	$42,654
AFLAC U.S.	8,207	7,966
Other business segments	52	57

Total business segment assets	51,964	50,677
Corporate	7,811	8,276
Intercompany eliminations	(7,645)	(7,989)

Total assets	$52,130	$50,964

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended June 30, 2004, we realized pretax losses of $5 million (after-tax, $.01 per diluted share) as a result of securities sales. For the six months ended June 30, 2004, we realized pretax gains of $1 million (after-tax, nil per diluted share). In the quarter ended June 30, 2003, we realized pretax losses of $6 million (after-tax, $.01 per diluted share) and $13 million (after-tax, $.02 per diluted share) for the six months ended June 30, 2003, all as a result of securities sales.

Unrealized Investment Gains and Losses

     Unrealized gains on securities available for sale declined during the first half of 2004, primarily as a result of the effect of rising interest rates. The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2004	2003

Unrealized gains on securities available for sale	$1,748	$2,918
Unamortized unrealized gains on securities transferred
to held to maturity	550	608
Deferred income taxes	(828)	(1,210)

Shareholders' equity, net unrealized gains on investment securities	$1,470	$2,316

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

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At June 30, 2004, available-for-sale QSPEs totaled $936 million at fair value ($1.0 billion at amortized cost), compared with $1.0 billion at fair value ($1.0 billion at amortized cost) at December 31, 2003.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.7 billion at fair value, or $2.0 billion at amortized cost at June 30, 2004. We have concluded that we are the primary beneficiary of VIEs totaling $1.6 billion at amortized cost ($1.3 billion at fair value) and we have consolidated our interests in these VIEs in accordance with Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding subordinated notes representing Tier 1 bank capital and utilizing the proceeds from the subordinated notes to service our investments therein. The terms of the Tier 1 notes mirror the terms of the notes held by AFLAC. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $378 million at amortized cost ($357 million at fair value) as of June 30, 2004. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. Any loss on these investments is limited to their cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2004, we had security loans outstanding with a fair value of $960 million, and we held cash in the amount of $978 million as collateral for these loaned securities. At December 31, 2003, we had security loans outstanding with a fair value of $365 million, and we held cash in the amount of $374 million as collateral for these loaned securities. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

4.  FINANCIAL INSTRUMENTS

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

     We have outstanding cross-currency swap agreements related to the $450 million senior notes (Note 5). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in AFLAC Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2004	2003

Interest rate component	$23	$36
Foreign currency component	(60)	(69)
Accrued interest component	4	4

Total fair value of cross-currency swaps	$(33)	$(29)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2004	2003

Balance, beginning of period	$(69)	$(18)
Increase (decrease) in fair value of cross-currency swaps	(4)	17
Change in interest rate component reclassified to net earnings	13	(13)

Balance, end of period	$(60)	$(14)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2004	2003

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	277	280
.87% notes due June 2006 (principal amount 40 billion yen)	369	373
.96% notes due June 2007 (principal amount 30 billion yen)	277	280
Capitalized lease obligations	23	27

Total notes payable	$1,395	$1,409

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at June 30, 2004. No events of default or defaults occurred during the six months ended June 30, 2004.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30:

(In thousands of shares)	2004	2003

Common stock - issued:
Balance, beginning of period	651,554	648,618
Exercise of stock options	841	2,130

Balance, end of period	652,395	650,748

Treasury stock:
Balance, beginning of period	141,662	134,179
Purchases of treasury stock:
Open market	4,405	4,481
Other	42	166
Shares issued to AFL Stock Plan	(825)	(902)
Exercise of stock options	(938)	(770)

Balance, end of period	144,346	137,154

Shares outstanding, end of period	508,049	513,594

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of June 30, 2004, we had approximately 33 million shares available for purchase under the share repurchase programs authorized by the board of directors.

     For the six months ended June 30, 2004, there were approximately 521,700 weighted-average shares, compared with 181,700 shares in 2003, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 3,300 shares for the three months ended June 30, 2004, and 55,800 shares for the same period in 2003).

7.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japan and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003

(In thousands)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net
periodic benefit cost:
Service cost	$980	$1,405	$1,155	$1,269	$2,432	$2,810	$2,693	$2,539
Interest cost	615	1,782	654	1,567	1,189	3,564	1,181	3,134
Expected return on
plan assets	(210)	(1,348)	(294)	(1,261)	(575)	(2,697)	(603)	(2,522)
Amortization of:
Net actuarial loss	541	415	400	329	1,392	831	615	658
Transition obligation
(asset)	77	(30)	76	(30)	161	(61)	151	(61)
Prior service cost	20	44	18	44	40	88	37	88

Net periodic benefit cost	$2,023	$2,268	$2,009	$1,918	$4,639	$4,535	$4,074	$3,836

     As of June 30, 2004, approximately $2.9 million (using the June 30, 2004 exchange rate) had been contributed to the AFLAC Japan pension plan. We currently expect to contribute a total of approximately $5.7 million to the AFLAC Japan plan for the full year.

     We previously disclosed that we intended to fund approximately $10 million to the U.S. pension plan in 2004. During the second quarter of 2004, we completed a detailed study of the plan's funded status. Based upon this analysis, management has decided to contribute $18 million to the U.S. plan in 2004. We believe that this additional contribution will allow the plan to maintain a stronger funded status in future periods. This change in funding will not impact net earnings. As of June 30, 2004, $1.4 million had been contributed to the U.S. plan.

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

9. SUBSEQUENT EVENT

     On July 16, 2004, we received an issuer's offer to redeem certain yen-denominated debt securities held by the Company. The debt securities, which were classified as available-for-sale, had an amortized cost of $231 million and a fair value of $163 million as of June 30, 2004. The Company accepted the offer of $205 million for the debt securities, resulting in a pretax realized loss of $23 million. This loss will be reported in the third quarter.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The June 30, 2004, and 2003, financial statements included in this filing have been reviewed by KPMG LLP, independent registered public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 19.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of June 30, 2004, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2004, and 2003, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of AFLAC Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those financial statements.

KPMG LLP

Atlanta, GA
July 27, 2004

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2003, to June 30, 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2003.

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

Critical Accounting Estimates

     There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2004. For additional information, see MD&A Critical Accounting Estimates included in our annual report to shareholders for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

     The following table presents an analysis of net earnings and net earnings per diluted share as well as items impacting those performance measures for the following periods:

Analysis of Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	In millions		Per-share amounts*		In millions		Per-share amounts*

Net earnings	$265	$248	$.51	$.48	$581	$486	$1.12	$.93
Items impacting net
earnings, net of tax:
Realized investment
gains (losses)	(3)	(5)	(.01)	(.01)	3	(10)	-	(.02)
Changes in fair values
related to hedging
activities	(23)	13	(.04)	.03	(12)	13	(.02)	.03
Japan pension obligation
transfer	-	-	-	-	3	-	.01	-
Foreign currency
translation**	11	7	.02	.02	26	20	.05	.04

*			Per-share amounts are presented on a diluted basis.
**			Translation effect on AFLAC Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers of fixed-maturity securities. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Investment gains and losses realized during the first six months of 2004 and 2003 resulted from sales transactions in the normal course of business.

Cross-Currency Swaps

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation. The changes in fair values related to hedging activities (impact from SFAS 133) includes the portion of the change in fair value of the cross-currency swaps not qualifying for hedge accounting, which must be recognized in net earnings in accordance with generally accepted accounting principles. (See Notes 1, 4 and 6 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003, for additional information).

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

     Due to the relative size of AFLAC Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen-weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen-strengthening has the effect of magnifying current period results in relation to the comparable prior period. As a result, we view foreign currency translation as a financial reporting issue for AFLAC and not an economic event to our company or shareholders. Because the effect of translating yen into dollars distorts the rate of growth of our operations, management evaluates AFLAC's financial performance excluding the impact of foreign currency translation.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.1% for the six-month period ended June 30, 2004, compared with 35.3% for the same period in 2003.

Earnings Projections

     To comply with the SEC's new reporting requirements for filed documents, we were required to change the format that we use to communicate earnings guidance in this report. Previously, we communicated earnings guidance on the basis of operating earnings per diluted share growth, excluding the effect of foreign currency translation. We now communicate earnings guidance based on net earnings per diluted share growth. However, items that cannot be predicted, or that are outside of management's control, may have a significant impact on actual results. Therefore, our projections of net earnings include certain assumptions to reflect the limitations that are inherent in projections of net earnings.

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

     Net earnings are also impacted by the changes in fair values related to hedging activities (impact from SFAS 133), which is determined based on relative dollar and yen interest rates. Similar to foreign currency exchange rates, yen and dollar interest rates are also inherently unpredictable. Consequently, our projections of net earnings assume no impact from SFAS 133.

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

2004 Net Earnings Per Share Scenarios*

Weighted-Average
Yen/dollar	Net Earnings per	% Growth	Yen Impact
Exchange Rate	Diluted EPS	Over 2003	on EPS

100.00	$2.38	25.9%	$.17
105.00	2.32	22.8	.11
110.00	2.27	20.1	.06
115.95 **	2.21	16.9	-
120.00	2.18	15.3	(.03)
125.00	2.14	13.2	(.07)

*	Assumes: No realized investment gains/losses, no impact from SFAS 133, and no nonrecurring items in 2004 and 2003; and no impact from currency translation in 2004
**	Actual 2003 weighted-average exchange rate

     Our objectives for 2005 and 2006 are to increase net earnings per diluted share by 15%, on the basis described above.

INSURANCE OPERATIONS

     AFLAC's insurance business consists of two segments: AFLAC Japan and AFLAC U.S. GAAP financial reporting requires that an enterprise report financial and descriptive information about operating segments in its annual financial statements. Furthermore, these requirements direct a public business enterprise to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. We measure and evaluate our insurance segments' financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from SFAS 133, and nonrecurring items. We believe that an analysis of segment operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

AFLAC JAPAN

     AFLAC Japan, which operates as a branch of AFLAC, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Financial Services Agency (FSA) requirements for the Japanese fiscal year ended March 31, 2004, AFLAC Japan ranked first in terms of individual life insurance policies in force and 11th in terms of assets among all life insurance companies operating in Japan.

AFLAC Japan Pretax Operating Earnings

     Changes in AFLAC Japan's pretax operating earnings and profit margins are primarily affected by investment yields, morbidity, mortality, persistency and expense levels. Our persistency has improved to its highest level in three years. An ongoing shift in our product mix to products with lower loss ratios and favorable claim trends on some lines of business contributed to the decline in the benefit ratio. We expect the benefit ratio to continue to decline primarily reflecting the shift to newer products and riders. During the second quarter, we temporarily stopped development of AFLAC Japan's new administrative system to evaluate the future direction and scope of the project. In doing so, we determined it was appropriate to write down a portion of previously capitalized systems development costs totaling $26 million before taxes. We believe that the administrative system will increase the efficiency of our operations in future periods and we expect the remaining capitalized costs (approximately $123 million) to be recoverable. We also expect the operating expense ratio to be relatively stable in the future. The expansion of the profit margins during the past two years has been largely attributable to the declining benefit ratio, which is partially offset by the effect of low investment yields. Lower investment yields affect our profit margins by reducing the spread between investment yields and required interest on policy reserves related to our older blocks of policies in force.

     The following table presents a summary of operating results for AFLAC Japan.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003

Premium income	$2,042	$1,770	$4,105	$3,518
Net investment income	385	348	761	689
Other income	3	5	7	11

Total operating revenues	2,430	2,123	4,873	4,218

Benefits and claims	1,622	1,439	3,265	2,856
Operating expenses	464	402	915	795

Total benefits and expenses	2,086	1,841	4,180	3,651

Pretax operating earnings*	$344	$282	$693	$567

Weighted-average yen/dollar exchange rates	109.73	118.49	108.52	118.71

	In Dollars				In Yen

	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Percentage changes over
previous period:
Premium income	15.3%	14.0%	16.7%	16.2%	6.8%	6.4%	6.6%	6.4%
Net investment income	10.6	10.8	10.4	12.2	2.4	3.4	.9	2.7
Total operating revenues	14.5	13.6	15.5	15.8	6.0	6.0	5.6	6.0
Pretax operating earnings*	22.1	20.5	22.2	24.8	13.1	12.4	11.7	14.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Ratios to total revenues, in dollars:
Benefits and claims	66.8%	67.8%	67.0%	67.7%
Operating expenses	19.0	18.9	18.8	18.9
Pretax operating earnings*	14.2	13.3	14.2	13.4

*See page 24 for our definition of operating earnings.

     AFLAC Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of AFLAC Japan's investment income in the first six months of 2004, compared with 29% a year ago. In years when the yen strengthens, translating AFLAC Japan's dollar-denominated investment income into yen lowers comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. The following table illustrates the effect of translating AFLAC Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the previous year.

AFLAC Japan Percentage Changes Over Previous Period
For the Periods Ended June 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Six Months		Three Months		Six Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2004	2003	2004	2003	2004	2003	2004	2003

Net investment income	2.4%	3.4%	.9%	2.7%	4.9%	5.6%	3.7%	5.4%
Total operating revenues	6.0	6.0	5.6	6.0	6.4	6.4	6.1	6.5
Pretax operating
earnings*	13.1	12.4	11.7	14.1	16.0	15.2	14.9	17.5

*	See page 24 for our definition of operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

AFLAC Japan Sales

     AFLAC Japan's total new annualized premium sales declined 2.3% to 32.2 billion yen in the second quarter of 2004, compared with 33.0 billion yen a year ago. Total new annualized premium sales as reported in dollars were $294 million in the second quarter of 2004, compared with $278 million a year ago. For the six months ended June 30, 2004, total new annualized premium sales were up .9% in yen terms to 60.5 billion yen or $557 million, compared with 60.0 billion yen or $506 million in 2003. As we expected, sales growth continued to be impacted by significant declines in Rider MAX conversions and sales from Dai-ichi Mutual Life, compared with 2003. Excluding conversions and the contribution from Dai-ichi, sales were up 2.5% for the quarter and 5.8% for the first six months. Our stand-alone supplemental medical policy, EVER, remained the number one medical product in the life insurance industry in terms of policy sales during the quarter, and it was the top contributor to our sales in the quarter. We indicated in the first quarter that we expected sales growth to improve in the second half of the year. We continue to believe that our sales growth will improve. Based on our first-half sales results, it appears that sales will likely be up 3% to 7% for the full year.

     AFLAC Japan's sales mix has been shifting during the last few years. Sales of EVER, our whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to EVER has been favorably impacted by health care legislation that increased out-of-pocket costs for most Japanese consumers in April 2003. Stand-alone medical sales accounted for 30% of total sales in the second quarter of 2004, compared with 26% during the same period a year ago. We continue to believe that EVER will be an important part of our product portfolio.

     Rider MAX accounted for 23% of total sales in the second quarter of 2004, compared with 31% a year ago. As discussed above, sales of Rider MAX have been affected in recent periods by the decline in conversion activity from our original term policy to the new whole-life version. We expect that the effect of conversions on total new annualized sales will continue to decline in future periods.

     Cancer life sales accounted for 23% of total sales in the second quarter of 2004 and 27% for the same period of 2003. Life production accounted for 19% of total sales in the second quarter of 2004, compared with 12% a year ago.

     Dai-ichi Life sales accounted for 6% of total new annualized premium sales in the second quarter of 2004, compared with 8% a year ago. In the second quarter of 2004, Dai-ichi Life sales declined 29%, when compared with the same period a year ago, as a result of its recent focus on marketing its core products. Nevertheless, we continue to be pleased with the results of our marketing alliance with Dai-ichi Life and the sales opportunities that it represents.

     We continued to focus on the growth of our distribution system in Japan. During the second quarter, we recruited over 1,100 agencies, which puts us on track to meet or exceed our 2004 recruiting goal of 4,000 agencies. We believe that new agencies and sales associates will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. During the second quarter of 2004, investment yields in Japan began to improve. For example, the yield of a composite index of 20-year Japanese government bonds rose from an average of 1.87% in the first quarter to an average of 2.18% in the second quarter. By the end of June, the yield on the 20-year Japanese government bond index was at its highest level since the fourth quarter of 2000 and 1.60% higher than the low experienced in June 2003.

     We purchased yen-denominated securities at an average yield of 3.51% in the second quarter of both 2004 and 2003. Including dollar-denominated investments, our blended new money yield was 3.63% for the quarter, compared with 3.86% for the quarter ended June 30, 2003. At June 30, 2004, the yield on AFLAC Japan's investment portfolio (including dollar-denominated investments) was 4.42%, compared with 4.65% at June 30, 2003. Our return on average invested assets, net of investment expenses, was 4.25% for the second quarter of 2004, compared with 4.47% for the second quarter of 2003. For the six months ended June 30, 2004, the return on average invested assets was 4.22%, compared with 4.49% for the same period in 2003. As of July 23, 2004, we had invested, or committed to invest, approximately 75% of our expected 2004 cash flow at an average yield of 3.21%.

Japanese Economy

     The economic situation in Japan continued to show signs of improvement during the first six months of 2004, particularly with regard to improving investment yields. And while recent events continue to indicate that Japan's economy has begun to recover, the time required for a full economic recovery remains uncertain.

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

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003

Premium income	$726	$637	$1,437	$1,261
Net investment income	98	87	195	175
Other income	3	3	5	4

Total operating revenues	827	727	1,637	1,440

Benefits and claims	446	389	881	772
Operating expenses	260	234	512	457

Total benefits and expenses	706	623	1,393	1,229

Pretax operating earnings*	$121	$104	$244	$211

Percentage changes over previous period:
Premium income	14.0%	17.2%	13.9%	18.1%
Net investment income	12.7	7.1	11.7	8.5
Total operating revenues	13.8	15.9	13.6	16.8
Pretax operating earnings*	16.8	6.2	15.6	10.7

Ratios to total revenues:
Benefits and claims	53.9%	53.5%	53.8%	53.6%
Operating expenses	31.4	32.2	31.3	31.8
Pretax operating earnings*	14.7	14.3	14.9	14.6

*See page 24 for our definition of operating earnings.

AFLAC U.S. Sales

     Total new annualized premium sales rose 6.4% to $281 million in the second quarter, compared with $264 million for the three months ended June 30, 2003. For the six-month period ended June 30, 2004, total new annualized premium sales grew 10.0% to $573 million, compared with $521 million for the same period in 2003. Annualized premiums in force at June 30 were $3.2 billion in 2004, compared with $2.8 billion in 2003.

     During 2003, we took several steps to improve our future sales growth. Our actions primarily centered on enhancing our distribution system by expanding our sales management infrastructure. With our sales management infrastructure expanded and new training programs in place, our current focus is to stimulate recruiting. Recruitment of new sales associates declined 5.2% in the second quarter, compared with a year ago. However, we added more than 6,000 new sales associates in the quarter, which was higher than the number recruited in the first quarter. We expect continued growth in the number of sales associates as the year progresses. At the end of the second quarter, AFLAC U.S. was represented by 58,400 licensed sales associates, which was 2.3% higher than a year ago.

     Another aspect of our growth strategy is the enhancement of our product line. During 2003, we introduced new versions of our accident, cancer and short-term disability insurance policies, which we believe will benefit sales growth in future periods. Our best-selling category continued to be accident/disability coverage, which accounted for 52% of total sales during the second quarter of both 2004 and 2003. Cancer expense insurance was another solid contributor to sales, accounting for 19% of total sales for both the three-month periods ended June 30, 2004 and 2003. Our hospital indemnity product category also contributed strongly to sales and accounted for 11% of total sales for the second quarter of 2004, compared with 12% for the same period of 2003. Additionally, fixed-benefit dental coverage continued to sell well, accounting for 7% of total sales in both the second quarter of 2004 and 2003.

     Our first-half sales results were in line with our annual sales target of a 10% to 12% increase. And we believe the changes we made to our coordinator base and training in past quarters will enable us to achieve our target for the full year.

AFLAC U.S. Investments

     For the quarter ended June 30, 2004, available cash flow was invested at an average yield of 6.74%, compared with 6.21% in 2003. For the six months ended June 30, 2004, available cash flow was invested at an average yield of 6.34%, compared with 6.64% for the same period in 2003. The yield on AFLAC's U.S. portfolio was 7.48% at June 30, 2004, compared with a yield of 7.79% at June 30, 2003. The overall return on average invested assets, net of investment expenses, was 6.98% for the second quarter of 2004, compared with 7.33% in 2003. For the six-month periods ended June 30, the overall return on average invested assets, net of investment expenses, was 7.05% in 2004 and 7.44% in 2003.

Analysis of Financial Condition

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2004, was 108.43 yen to one U.S. dollar, or 1.2% weaker than the December 31, 2003, exchange rate of 107.13. The weaker yen decreased reported investments and cash by $438 million, total assets by $495 million, and total liabilities by $494 million, compared with the amounts that would have been reported for the second quarter of 2004 if the exchange rate had remained unchanged from year-end 2003.

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

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	June 30,	December 31,	June 30,	December 31,
(In millions)	2004	2003	2004	2003

Securities available for sale, at fair value:
Fixed maturities	$20,966	$21,098	$5,304	$5,397	*
Perpetual debentures	3,094	3,121	345	228
Equity securities	47	37	27	36

Total available for sale	24,107	24,256	5,676	5,661

Securities held to maturity, at amortized cost:
Fixed maturities	9,869	8,736	16	16
Perpetual debentures	4,359	4,297	-	-

Total held to maturity	14,228	13,033	16	16

Total investment securities	$38,335	$37,289	$5,692	$5,677

*Includes securities held by the parent company of $39 in 2003

     The increase in investment securities during the first six months of 2004 reflected the substantial cash flows in the functional currencies of our operations, partially offset by the effect of a weaker yen/dollar exchange rate.

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

     The following table presents an analysis of investment securities by type of issuance:

	June 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$14,693	$16,518	$14,858	$17,307
Perpetual debentures	88	86	36	40
Equity securities	15	51	28	68

Total publicly issued	14,796	16,655	14,922	17,415

Privately issued securities:
Fixed maturities	19,633	19,428	17,579	18,451
Perpetual debentures	7,833	7,623	7,542	7,721
Equity securities	18	23	4	4

Total privately issued	27,484	27,074	25,125	26,176

Total investment securities	$42,280	$43,729	$40,047	$43,591

     Total privately issued securities accounted for 65.0%, at amortized cost, of total debt securities as of June 30, 2004, compared with 62.8% at December 31, 2003. Privately issued securities held by AFLAC Japan at amortized cost accounted for $25.5 billion, or 60.4%, of total debt securities at June 30, 2004 and $23.3 billion, or 58.1%, of total debt securities at December 31, 2003. Reverse-dual currency debt securities accounted for $7.3 billion, or 26.4%, of total privately issued securities as of June 30, 2004, compared with $6.5 billion, or 25.7%, of total privately issued securities as of December 31, 2003. AFLAC Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. AFLAC Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, which helps reduce our exposure to Japanese corporate issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2004	December 31, 2003	June 30, 2003

AAA	12.2%	9.0%	6.0%
AA	29.6	18.1	4.9
A	37.0	32.4	44.7
BBB	21.2	40.5	44.4

	100.0%	100.0%	100.0%

     The percentage distribution of our debt securities, at amortized cost and fair value, by credit rating was as follows:

	June 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.6%	3.7%	3.1%	3.1%
AA	30.9	33.4	31.0	33.5
A	34.0	33.5	33.9	33.6
BBB	28.9	27.4	29.2	27.4
BB or lower	2.6	2.0	2.8	2.4

	100.0%	100.0%	100.0%	100.0%

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

     Once we designate a security as below-investment-grade, we begin a more intensive monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and carrying value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the company. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether the decline in fair value, if any, is other than temporary. For securities with a carrying value in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2003.

     Securities classified as below investment grade were as follows:

Below-Investment-Grade Securities

	June 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$326	$228	$348	$294
KLM Royal Dutch Airlines	277	224	280	240
Royal and Sun Alliance Insurance**	231	163	233	185
Toys R Us Japan	92	104	*	*
LeGrand	46	45	46	46
Tennessee Gas Pipeline	31	29	31	31
SB Treasury Company LLC	28	32	28	32
IKON Office Solutions	16	18	16	20
Cerro Negro Finance	12	13	12	13
PDVSA Finance	9	10	9	9
Enterprise Products	7	7	*	*
AMP Japan	*	*	56	65
Asahi Finance Limited	*	*	48	83
Tyco International	*	*	18	21

Total	$1,075	$873	$1,125	$1,039

*	Investment-grade at respective reporting date
**	Security sold subsequent to June 30, 2004.

     On July 16, 2004, we received an issuer's offer to redeem certain yen-denominated debt securities held by the company. The debt securities, which were classified as available-for-sale, had an amortized cost of $231 million and a fair value of $163 million as of June 30, 2004. The Company accepted the offer of $205 million for the debt securities, resulting in an after-tax realized loss of $15 million. This loss will be reported in the third quarter.

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

     Split-rated securities as of June 30, 2004, represented 1.0% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Royal and Sun Alliance
Insurance*	$231	Ba2	BBB	3	Below Investment Grade
UFJ Finance, formerly
Sanwa Finance	101	Baa1	BB+	P2/2FE	Investment Grade
Tyco International	55	Ba1	BBB	3	Investment Grade
SB Treasury Company LLC	28	Baa3	BB	P3LFE	Below Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade
Enterprise Products	7	Baa3	BB+	3FE	Below Investment Grade

*Security sold subsequent to June 30, 2004.

     The following table presents an analysis of amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of June 30, 2004.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$26,928	$28,837	66.1%	$2,718	$809
Below-investment-grade securities	1,075	873	2.0	20	222
Held-to-maturity securities:
Investment-grade securities	14,244	13,947	31.9	433	730

Total	$42,247	$43,657	100.0%	$3,171	$1,761

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2004.

Aging of Unrealized Losses

					Six months
	Total	Total	Less than six months		to 12 months		Over 12 months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$9,554	$809	$6,086	$316	$1,703	$218	$1,765	$275
Below-investment-
grade securities	892	222	54	4	-	-	838	218
Held-to-maturity
securities:
Investment-grade
securities	8,471	730	5,864	373	2,086	247	521	110

Total	$18,917	$1,761	$12,004	$693	$3,789	$465	$3,124	$603

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2004.

Percentage Decline from Amortized Cost

			Percentage of Decline

	Total	Total	Less than 20%		20% to 35%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$9,554	$809	$8,509	$568	$1,045	$241
Below-investment-
grade securities	892	222	366	58	526	164
Held-to-maturity securities:
Investment-grade securities	8,471	730	8,157	643	314	87

Total	$18,917	$1,761	$17,032	$1,269	$1,885	$492

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

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2004.

Credit		Amortized	Fair	Unrealized
(In millions)	Ratings	Cost	Value	Loss

Ahold Finance	BB	$326	$228	$98
Royal and Sun Alliance Insurance*	BBB	231	163	68
Investor AB	AA	277	212	65
The Israel Electric Corporation Ltd.	BBB	782	725	57
United Mexican States	BBB	416	359	57
Erste Bank	A	415	358	57
KLM Royal Dutch Airlines	B	277	224	53
Kredietbank	A	235	184	51
Union Fenosa	BBB	341	295	46
CSAV	BBB	221	176	45

*Security sold subsequent to June 30, 2004.

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended June 30, 2004, and 2003, were immaterial.

     Realized losses on investment-grade debt securities were as follows for the three and six month periods ended June 30, 2004. We did not dispose of any below-investment-grade debt securities during the first six months of 2004.

	Three-Months Ended		Six-Months Ended
	June 30, 2004		June 30, 2004

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities:
Length of consecutive unrealized loss:
Less than six months	$27	$1	$115	$2
Six months to 12 months	28	7	102	9

Total	$55	$8	$217	11

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents and short-term investments totaled $1.1 billion, or 2.4% of total investments and cash, at both June 30, 2004, and December 31, 2003. Mortgage loans on real estate and other long-term investments remained immaterial at both June 30, 2004 and December 31, 2003.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.2 billion at June 30, 2004, an increase of $167 million, or 3.3% during the first six months of 2004. AFLAC Japan's deferred policy acquisition costs were $3.5 billion at June 30, 2004, an increase of $89 million, or 2.6% (3.8% increase in yen). The weaker yen at June 30, 2004, decreased reported deferred policy acquisition costs by $43 million. At June 30, 2004, deferred policy acquisition costs of AFLAC U.S. were $1.7 billion, an increase of $78 million, or 4.9%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales.

Policy Liabilities

     Policy liabilities totaled $40.3 billion at June 30, 2004, an increase of $1.1 billion, or 2.8% for the first six months of 2004. AFLAC Japan's policy liabilities were $36.4 billion at June 30, 2004, an increase of $877 million, or 2.5% (3.7% increase in yen). The weaker yen at June 30, 2004, decreased reported policy liabilities by $441 million. At June 30, 2004, policy liabilities of AFLAC U.S. were $4.0 billion, an increase of $231 million, or 6.2%. The increase in policy liabilities was primarily the result of the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both June 30, 2004, and December 31, 2003. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at June 30, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 22.9% as of June 30, 2004, compared with 24.6% as of December 31, 2003.

Off-Balance Sheet Arrangements

     As of June 30, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

     AFLAC U.S. and AFLAC Japan have defined benefit pension plans that cover substantially all full-time employees. As of December 31, 2003, the projected benefit obligation of both plans ($208 million) represented 3% of shareholders' equity, the liability accrued for both plans ($65 million) represented less than 1% of total liabilities, and consolidated pension expense ($22 million) represented less than 1% of total acquisition and operating expenses. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

Policyholder Protection Fund and State Guaranty Associations

     The Japanese and American insurance industries each have policyholder protection systems that provide funds for the policyholders of insolvent insurers. In Japan, we recognize charges for our estimated share of the insurance industry's obligation once it is determinable. In the United States, we recognize assessments as they are determined by the state guaranty associations. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2003.

Hedging Activities

     AFLAC has limited hedging activities. AFLAC's primary exposure to be hedged is its net investment in AFLAC Japan, which is exposed to changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, AFLAC Japan owns U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in AFLAC Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our yen-denominated net assets, which constitutes our investment in AFLAC Japan subject to foreign currency fluctuations. If the total of these yen-denominated liabilities is less than our investment in AFLAC Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of our other comprehensive income. Should these yen-denominated liabilities exceed our investment in AFLAC Japan, the portion of the hedge that exceeds our investment would be deemed ineffective and we would recognize that impact in net earnings as a part of the item, "changes in fair values related to hedging activities." This item also includes the changes in fair value of the interest rate component of the cross-currency swaps, which do not qualify for hedge accounting. We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At June 30, 2004, and December 31, 2003, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 6.0 billion yen and 31.3 billion yen, respectively. The primary driver of the decline in our yen-denominated net asset position is a result of the improvement in interest rates in Japan.

     The dollar values of our consolidated yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at June 30, 2004, and December 31, 2003 (translated at end-of-period exchange rates):

	June 30,	December 31,
(In millions)	2004	2003

AFLAC Japan net assets	$4,432	$4,661
AFLAC Japan dollar-denominated net assets	(2,943)	(2,917)

AFLAC Japan yen-denominated net assets	1,489	1,744
Parent Company yen-denominated net liabilities	(1,435)	(1,453)

Consolidated yen-denominated net assets subject to
foreign currency translation fluctuations	$54	$291

Capital Resources and Liquidity

     AFLAC continues to provide the primary sources of liquidity to the Parent Company through dividends and management fees. AFLAC declared dividends payable to the Parent Company in the amount of $297 million in the first half of 2004, compared with $367 million for the same period in 2003. During the first six months of 2004, AFLAC Japan paid $12 million to the Parent Company for management fees, compared with $14 million for the same period of 2003.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures, and our share repurchase program. In 2003, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $922 million using the June 30, 2004 exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

Consolidated Cash Flows by Activity

(In millions)	2004	2003

Operating activities	$2,249	$1,589
Investing activities	(2,083)	(1,090)
Financing activities	(132)	(144)
Exchange effect on cash and cash equivalents	(14)	1

Net change in cash and cash equivalents	$20	$356

Operating Activities

     In the first half of 2004, consolidated cash flow from operations increased 41.6% to $2.2 billion, compared with $1.6 billion for the same period in 2003. Net cash flow from operations other than Japan increased 34.6% in the six-month period ended June 30, 2004, to $444 million, compared with $330 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net cash flow from operations for AFLAC Japan increased 43.4% (31.6% increase in yen) to $1.8 billion, compared with $1.3 billion for the six months ended June 30, 2003. The increases in cash flows were primarily attributable to the growth of our business and the stronger yen in the first half of 2004.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities increased 91.0% to $2.1 billion in the first half of 2004, compared with $1.1 billion in the first half of 2003. AFLAC Japan accounted for $1.9 billion of the consolidated net cash used by investing activities in the first half of 2004, compared with $1.1 billion for the same period in 2003.

     When market opportunities arise, we dispose of selected debt securities that are available for sale to improve future investment yields and/or improve the duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were 2% and 4% of the year-to-date average investment portfolio of debt securities available for sale during the six-month periods ended June 30, 2004 and 2003, respectively.

Financing Activities

     Consolidated cash used by financing activities was $132 million in the first half of 2004, compared with $144 million in the first half of 2003. The decrease in cash used by financing activities is attributable to increased cash flows for our investment-type contracts partially offset by increases in treasury stock purchases and dividend payments. Cash provided by investment-type contracts increased to $109 million, compared with $54 million in the first half of 2003. During the six months ended June 30, 2004, treasury stock purchases were $178 million (4.4 million shares), compared with $146 million (4.5 million shares) for the same period in 2003. We issued treasury shares for certain AFLAC stock option exercises, additional stock purchases by shareholders in the dividend reinvestment plan, and stock issued to sales associates.

     Dividends to shareholders in the first half of 2004 were $97 million ($92 million paid in cash; $5 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders in the first half of 2003 were $72 million ($68 million paid in cash; $4 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders for the first half of 2004 increased 36%, from $.14 per share in 2003 to $.19 per share in 2004.

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

     In addition to restrictions by U.S. insurance regulators, the FSA may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to the Parent Company for management fees (discussed above) and to AFLAC U.S. for allocated expenses and remittances of earnings. Expenses allocated to AFLAC Japan were $13 million for the six-month period ended June 30, 2004, compared with $11 million a year ago. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

Rating Agencies

     AFLAC is rated "AA" by both Standard & Poor's and Fitch Ratings and "Aa2" by Moody's for financial strength. A.M. Best assigned AFLAC an "A+, Superior" rating for financial strength and operating performance. AFLAC Incorporated's credit rating for senior debt is "A" by Standard & Poor's, "A+" by Fitch Ratings, and "A2" by Moody's.

Other

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. In July 2004, the board of directors declared the third quarter cash dividend of $.095 per share. The dividend is payable on September 1, 2004, to shareholders of record at the close of business on August 13, 2004.

     For information regarding commitments and contingent liabilities, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risks of Financial Instruments

     Our financial instruments are exposed primarily to two types of market risks - currency risk and interest rate risk. During 2003, we liquidated the majority of our equity investments and therefore no longer consider equity price risk to be material.

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

     On a consolidated basis, we attempt to match yen-denominated assets to yen-denominated liabilities in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of AFLAC Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page 39 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At June 30, 2004, consolidated yen-denominated net assets subject to foreign currency fluctuation were $54 million. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
June 30, 2004

(In millions)

Yen/dollar exchange rates	93.43	108.43	*	123.43

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,335	$18,384		$16,149
Perpetual debentures	3,340	2,878		2,528
Equity securities	54	47		41
Securities held to maturity:
Fixed maturities	11,453	9,869		8,669
Perpetual debentures	5,059	4,359		3,829
Cash and cash equivalents	674	581		511

Subtotal	41,915	36,118		31,727

Liabilities:
Notes payable	1,098	946		831
Cross-currency swaps	595	513		450
Obligation for Japanese policyholder
protection fund	293	253		222
Other financial instruments	17	15		13

Subtotal	2,003	1,727		1,516

Net yen-denominated financial instruments	39,912	34,391		30,211
Other yen-denominated assets	5,402	4,654		4,089
Other yen-denominated liabilities	(45,251)	(38,991)		(34,252)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$63	$54		$48

*Actual June 30, 2004 exchange rate

     We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we transfer funds from AFLAC Japan to AFLAC U.S., which is done annually. The exchange rates prevailing at the time of transfer will differ from the exchange rates prevailing at the time the yen profits were earned. Generally, these repatriations have represented an amount less than 80% of AFLAC Japan's prior year FSA-based earnings. A portion of the repatriation may be used to service AFLAC Incorporated's yen-denominated notes payable and the remainder is converted into dollars.

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

     At June 30, 2004, we had $1.5 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $4.2 billion based on our portfolio as of June 30, 2004. The effect on yen-denominated debt securities is approximately $3.5 billion and the effect on dollar-denominated debt securities is approximately $689 million.

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

Item 4.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

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

Item 2.  Changes in Securities and Use of Proceeds

     During the second quarter of 2004, we repurchased shares of AFLAC stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	-	$-	-	33,820,204
May 1 - May 31	725,000	39.56	725,000	33,095,204
June 1 - June 30	530,000	40.69	530,000	32,565,204

Total	1,255,000	$40.04	1,255,000	32,565,204

Of the shares available for purchase under current board authorizations, 2,565,204 shares relate to a repurchase authorization approved by the board of directors and announced in February 2002. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders was held on May 3, 2004. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Approval of the 2004 AFLAC Incorporated Long-Term Incentive Plan; (3) Ratification of the appointment of independent auditors for 2004. The proposals were approved by the shareholders.

     Following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

VOTES

			Absten-		Broker
	For	Against	tions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	893,924,346	N/A	N/A	10,493,200	N/A
J. Shelby Amos II	890,265,906	N/A	N/A	14,151,640	N/A
Michael H. Armacost	869,967,136	N/A	N/A	34,450,411	N/A
Kriss Cloninger III	891,236,262	N/A	N/A	13,181,284	N/A
Joe Frank Harris	877,739,346	N/A	N/A	26,678,201	N/A
Elizabeth J. Hudson	894,098,344	N/A	N/A	10,319,203	N/A
Kenneth S. Janke Sr.	882,348,205	N/A	N/A	22,069,342	N/A
Douglas W. Johnson	893,625,835	N/A	N/A	10,791,711	N/A
Robert B. Johnson	889,987,437	N/A	N/A	14,430,110	N/A
Charles B. Knapp	891,952,386	N/A	N/A	12,465,161	N/A
Hidefumi Matsui	890,777,628	N/A	N/A	13,639,919	N/A
Nobuhiro Mori	895,648,353	N/A	N/A	8,769,193	N/A
E. Stephen Purdom	876,097,401	N/A	N/A	28,320,146	N/A
Barbara K. Rimer	895,576,783	N/A	N/A	8,840,764	N/A
Marvin R. Schuster	894,059,569	N/A	N/A	10,357,978	N/A
Glenn Vaughn Jr.	887,635,710	N/A	N/A	16,781,836	N/A
Robert L. Wright	894,055,472	N/A	N/A	10,362,075	N/A

(2) Approval of the 2004 AFLAC Incorporated Long-Term Incentive Plan	750,902,412	59,057,309	14,900,321	N/A	79,557,505

(3) Ratification of appointment of KPMG LLP as independent auditors	893,294,320	5,734,501	5,388,722	N/A	4

N/A - not applicable

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

4.0	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 6, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated August 6, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated August 6, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended June 30, 2004, one Current Report on Form 8-K, dated April 27, 2004, was furnished to report the Company's press release announcing its first quarter financial results and its first quarter report to shareholders.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	August 6, 2004

(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	August 6, 2004

(Ralph A. Rogers Jr.)	Financial Services; Chief
Accounting Officer

Exhibits Filed With Current Form 10-Q:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 6, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated August 6, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated August 6, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.