Form 10-Q
period 2004-09-30
AFLAC INC
filed 2004-11-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [ X ]      No  [   ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 1, 2004

Common Stock, $.10 Par Value	505,983,948 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

	September 30,
	2004	December 31,
	(Unaudited)	2003

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $23,933 in 2004
and $23,686 in 2003)	$26,861	$26,495
Perpetual debentures (amortized cost $3,670 in 2004
and $3,280 in 2003)	3,778	3,349
Equity securities (cost $32 in 2004 and $33 in 2003)	73	73
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $9,944 in 2004 and $9,263 in 2003)	9,646	8,752
Perpetual debentures (fair value $4,354 in 2004
and $4,412 in 2003)	4,249	4,297
Other investments	38	33
Cash and cash equivalents	1,388	1,052

Total investments and cash	46,033	44,051
Receivables, primarily premiums	415	547
Accrued investment income	425	456
Deferred policy acquisition costs	5,236	5,044
Property and equipment, at cost less accumulated depreciation	490	518
Other	314	348

Total assets	$52,913	$50,964

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In millions, except for share and per-share amounts)

	September 30,
	2004	December 31,
	(Unaudited)	2003

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$36,424	$35,588
Unpaid policy claims	2,243	2,115
Unearned premiums	553	516
Other policyholders' funds	1,111	1,021

Total policy liabilities	40,331	39,240
Notes payable	1,370	1,409
Income taxes	2,649	2,189
Payables for security transactions	9	-
Payables for return of cash collateral on loaned securities	228	374
Other	1,079	1,106
Commitments and contingent liabilities (Note 8)

Total liabilities	45,666	44,318

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 652,509
shares in 2004 and 651,554 shares in 2003	65	65
Additional paid-in capital	457	417
Retained earnings	6,622	5,885
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	210	213
Unrealized gains on investment securities	2,372	2,316
Minimum pension liability adjustment	(24)	(36)
Treasury stock, at average cost	(2,455)	(2,214)

Total shareholders' equity	7,247	6,646

Total liabilities and shareholders' equity	$52,913	$50,964

Shareholders' equity per share	$14.32	$13.03

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Earnings
(In millions, except for share and per-share amounts - Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenues:
Premiums, principally supplemental health insurance	$2,822	$2,478	$8,363	$7,257
Net investment income	491	448	1,448	1,314
Realized investment gains (losses)	(8)	(4)	(7)	(17)
Other income	16	9	30	46

Total revenues	3,321	2,931	9,834	8,600

Benefits and expenses:
Benefits and claims	2,124	1,872	6,270	5,500
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	125	113	382	341
Insurance commissions	310	287	929	842
Insurance expenses	274	264	814	724
Interest expense	6	6	17	16
Other operating expenses	23	18	64	58

Total acquisition and operating expenses	738	688	2,206	1,981

Total benefits and expenses	2,862	2,560	8,476	7,481

Earnings before income taxes	459	371	1,358	1,119
Income taxes	158	134	477	396

Net earnings	$301	$237	$881	$723

Net earnings per share:
Basic	$.59	$.46	$1.73	$1.41
Diluted	.58	.45	1.70	1.38

Common shares used in computing earnings per share (In thousands):
Basic	506,599	513,385	508,286	513,888
Diluted	515,576	521,212	517,591	522,793

Cash dividends per share	$.095	$.08	$.285	$.22

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In millions, except for per-share amounts - Unaudited)

	Nine Months Ended September 30,
	2004	2003

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	417	371
Exercise of stock options, including income tax benefits	12	16
Gain on treasury stock reissued	28	18

Balance, end of period	457	405

Retained earnings:
Balance, beginning of period	5,885	5,244
Net earnings	881	723
Dividends to shareholders ($.285 per share in 2004
and $.22 per share in 2003)	(144)	(113)

Balance, end of period	6,622	5,854

Accumulated other comprehensive income:
Balance, beginning of period	2,493	2,630
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(3)	(6)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	56	(180)
Minimum pension liability adjustment during period,
net of income taxes	12	(3)

Balance, end of period	2,558	2,441

Treasury stock:
Balance, beginning of period	(2,214)	(1,916)
Purchases of treasury stock	(278)	(216)
Cost of shares issued	37	34

Balance, end of period	(2,455)	(2,098)

Total shareholders' equity	$7,247	$6,667

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions - Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$881	$723
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	151	(43)
Increase in deferred policy acquisition costs	(316)	(279)
Increase in policy liabilities	2,254	1,897
Change in income tax liabilities	433	229
Realized investment losses	7	17
Other, net	120	62

Net cash provided by operating activities	3,530	2,606

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,306	1,195
Fixed maturities matured	617	945
Perpetual debentures sold	-	101
Equity securities and other	-	222
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,752)	(3,849)
Perpetual debentures	(464)	(287)
Equity securities	-	(3)
Securities held to maturity:
Fixed maturities	(1,371)	(328)
Perpetual debentures	(129)	(169)
Cash received as collateral on loaned securities, net	(142)	(499)
Other, net	(15)	(18)

Net cash used by investing activities	$(2,950)	$(2,690)

(continued)

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In millions - Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from financing activities:
Purchases of treasury stock	$(278)	$(216)
Change in investment-type contracts, net	164	124
Dividends paid to shareholders	(137)	(107)
Treasury stock reissued	33	24
Principal payments under debt obligations	(10)	(11)
Other, net	13	15

Net cash used by financing activities	(215)	(171)

Effect of exchange rate changes on cash and cash equivalents	(29)	52

Net change in cash and cash equivalents	336	(203)
Cash and cash equivalents, beginning of period	1,052	1,379

Cash and cash equivalents, end of period	$1,388	$1,176

Supplemental disclosures of cash flow information:
Income taxes paid	$56	$164
Interest paid	12	9
Noncash financing activities:
Treasury shares issued to AFL Stock Plan for:
Associate stock bonus	25	22
Shareholder dividend reinvestment	7	6
Capitalized lease obligations	5	8

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions - Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net earnings	$301	$237	$881	$723

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	17	(94)	32	(80)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during period	1,295	(1,563)	67	(445)
Reclassification adjustment for realized (gains)
losses included in net earnings	8	4	7	17
Minimum pension liability adjustment during period	-	-	19	(3)

Total other comprehensive income (loss)
before income taxes	1,320	(1,653)	125	(511)
Income tax expense (benefit) related to items
of other comprehensive income (loss)	424	(602)	60	(322)

Other comprehensive income (loss)
net of income taxes	896	(1,051)	65	(189)

Total comprehensive income (loss)	$1,197	$(814)	$946	$534

See the accompanying Notes to the Consolidated Financial Statements.

AFLAC INCORPORATED AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements of AFLAC Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2004, and December 31, 2003, and the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2004, and 2003, and consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2004, and 2003. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per-share amounts)	2004	2003	2004	2003

Net earnings, as reported	$301	$237	$881	$723
Deduct compensation expense determined
under a fair value method, net of tax	8	6	25	21

Pro forma net earnings	$293	$231	$856	$702

Earnings per share:
Basic - as reported	$.59	$.46	$1.73	$1.41
Basic - pro forma	.58	.45	1.68	1.37

Diluted - as reported	$.58	$.45	$1.70	$1.38
Diluted - pro forma	.57	.44	1.65	1.34

     New Accounting Pronouncements:  In March 2004, the FASB's Emerging Issues Task Force (EITF) finalized new guidance on other-than-temporary impairment of debt and equity securities. The impairment evaluation guidance in Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was originally effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a staff position delaying the effective date of the guidance in EITF No. 03-1 related to interest rate changes and sector credit spread increases. The FASB also released for comment a second staff position to provide clarification of the delayed implementation guidance. Depending on the outcome of the comment process, the proposed staff position could impact how we manage our available-for-sale portfolio. AFLAC had previously been evaluating impairments of debt and equity securities using much of the guidance incorporated in the original EITF Issue. If cleared by the FASB in the fourth quarter, the guidance in the second staff position would be effective as of December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003

Revenues:
AFLAC Japan:
Earned premiums	$2,077	$1,818	$6,182	$5,336
Net investment income	390	355	1,151	1,044
Other income	5	5	12	16

Total AFLAC Japan	2,472	2,178	7,345	6,396

AFLAC U.S.:
Earned premiums	745	660	2,181	1,921
Net investment income	100	92	295	267
Other income	2	3	8	7

Total AFLAC U.S.	847	755	2,484	2,195

Other business segments	7	9	24	29

Total business segment revenues	3,326	2,942	9,853	8,620
Realized investment gains (losses)	(8)	(4)	(7)	(17)
Japan pension obligation transfer	-	-	6	-
Corporate*	15	8	23	44
Intercompany eliminations	(12)	(15)	(41)	(47)

Total revenues	$3,321	$2,931	$9,834	$8,600

*Includes for the three-month periods, investment income of $1 in both 2004 and 2003 and $3 for the nine-month periods in both 2004 and 2003. Also, includes for the three-month periods, a gain of $6 in 2004, compared with a loss of $2 in 2003 related to the impact from SFAS 133, and for the nine-month periods, a loss of $6 in 2004 and a gain of $11 in 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003

Operating earnings:
AFLAC Japan	$351	$276	$1,044	$843
AFLAC U.S.	128	117	372	327
Other business segments	-	-	-	-

Total business segments	479	393	1,416	1,170
Interest expense, noninsurance operations	(5)	(5)	(15)	(14)
Corporate and eliminations	(13)	(10)	(36)	(31)

Pretax operating earnings*	461	378	1,365	1,125
Realized investment gains (losses)	(8)	(4)	(7)	(17)
Changes in fair values related
to hedging activities	6	(3)	(6)	11
Japan pension obligation transfer	-	-	6	-

Total earnings before income taxes	$459	$371	$1,358	$1,119

*

Income taxes applicable to pretax operating earnings for the three-month periods were $162 in 2004 and $133 in 2003, and for the nine-month periods were $479 in 2004 and $397 in 2003. The effect of foreign currency translation increased operating earnings for the three-month period by $10 in 2004, and for the nine-month periods by $35 in 2004 and $20 in 2003. The effect of foreign currency was insignificant for the three-month period in 2003.

     Assets were as follows:

	September 30,	December 31,
(In millions)	2004	2003

Assets:
AFLAC Japan	$43,933	$42,654
AFLAC U.S.	8,550	7,966
Other business segments	49	57

Total business segment assets	52,532	50,677
Corporate	8,845	8,276
Intercompany eliminations	(8,464)	(7,989)

Total assets	$52,913	$50,964

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended September 30, 2004, we realized pretax investment losses of $8 million (after-tax, $.01 per diluted share) as a result of securities sales. For the nine months ended September 30, 2004, we realized pretax losses of $7 million (after-tax, $.01 per diluted share). For the quarter ended September 30, 2003, we realized pretax losses of $4 million (after-tax, $.01 per diluted share) and $17 million (after-tax, $.03 per diluted share) for the nine months ended September 30, 2003, as a result of securities sales. Impairment charges were immaterial during the nine months ended September 30, 2004 and 2003.

Unrealized Investment Gains and Losses

     Unrealized gains on securities available for sale increased during the first nine months of 2004, primarily as a result of changing interest rates. The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2004	2003

Unrealized gains on securities available for sale	$3,077	$2,918
Unamortized unrealized gains on securities transferred
to held to maturity	524	608
Deferred income taxes	(1,229)	(1,210)

Shareholders' equity, net unrealized gains on investment securities	$2,372	$2,316

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

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At September 30, 2004, available-for-sale QSPEs totaled $1.0 billion at fair value ($1.0 billion at amortized cost), compared with $1.0 billion at fair value ($1.0 billion at amortized cost) at December 31, 2003.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.8 billion at fair value, ($1.9 billion at amortized cost) at September 30, 2004. We have concluded that we are the primary beneficiary of VIEs totaling $1.4 billion at fair value ($1.6 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by AFLAC. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $374 million at fair value ($369 million at amortized cost) as of September 30, 2004. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. Any loss on these investments is limited to their cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2004, we had security loans outstanding with a fair value of $222 million, and we held cash in the amount of $228 million as collateral for these loaned securities. At December 31, 2003, we had security loans outstanding with a fair value of $365 million, and we held cash in the amount of $374 million as collateral for these loaned securities. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2004	2003

Interest rate component	$29	$36
Foreign currency component	(54)	(69)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(15)	$(29)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2004	2003

Balance, beginning of period	$(69)	$(18)
Increase (decrease) in fair value of cross-currency swaps	14	(16)
Change in interest rate component reclassified to net earnings	1	(16)

Balance, end of period	$(54)	$(50)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2004	2003

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	270	280
.87% notes due June 2006 (principal amount 40 billion yen)	360	373
.96% notes due June 2007 (principal amount 30 billion yen)	270	280
Capitalized lease obligations	21	27

Total notes payable	$1,370	$1,409

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in AFLAC Japan.

     We were in compliance with all of the covenants of our notes payable at September 30, 2004. No events of default or defaults occurred during the nine months ended September 30, 2004.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30:

(In thousands of shares)	2004	2003

Common stock - issued:
Balance, beginning of period	651,554	648,618
Exercise of stock options	955	2,559

Balance, end of period	652,509	651,177

Treasury stock:
Balance, beginning of period	141,662	134,179
Purchases of treasury stock:
Open market	6,931	6,688
Other	42	166
Shares issued to AFL Stock Plan	(1,186)	(1,355)
Exercise of stock options	(1,098)	(919)

Balance, end of period	146,351	138,759

Shares outstanding, end of period	506,158	512,418

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of September 30, 2004, we had approximately 30 million shares available for purchase under the share repurchase programs authorized by the board of directors.

     For the nine months ended September 30, 2004, there were approximately 768,700 weighted-average shares, compared with 402,600 shares in 2003, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 1,262,600 shares for the three months ended September 30, 2004, and 844,500 shares for the same period in 2003).

7.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japan and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003

(In thousands)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net
periodic pension cost:
Service cost	$978	$1,405	$909	$1,269	$3,410	$4,215	$3,602	$3,808
Interest cost	614	1,782	658	1,567	1,803	5,346	1,839	4,701
Expected return on
plan assets	(210)	(1,348)	(309)	(1,261)	(785)	(4,045)	(912)	(3,783)
Amortization of:
Net actuarial loss	540	415	440	329	1,932	1,246	1,055	987
Transition obligation
(asset)	77	(30)	76	(30)	238	(91)	227	(91)
Prior service cost	20	44	18	44	60	132	55	132

Net periodic pension cost	$2,019	$2,268	$1,792	$1,918	$6,658	$6,803	$5,866	$5,754

     As of September 30, 2004, approximately $2.9 million (using the September 30, 2004 exchange rate) had been contributed to the AFLAC Japan pension plan. We currently expect to contribute a total of approximately $5.7 million to the AFLAC Japan plan for the full year.

     We previously disclosed that we intended to fund approximately $10 million to the U.S. pension plan in 2004. During the second quarter of 2004, we completed a detailed study of the plan's funded status. Based upon this analysis, management has decided to contribute $18 million to the U.S. plan in 2004. We believe that this additional contribution allows the plan to maintain a stronger funded status in future periods. This change in funding did not impact net earnings.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans that provide pension and various post-retirement benefits. For additional information regarding our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

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

9. SUBSEQUENT EVENT

     As a result of tax law changes resulting from the enactment of the American Jobs Creation Act of 2004, we will be reducing the valuation allowance associated with a deferred tax asset by approximately $149 million, or $.29 per diluted share. We will recognize this one-time gain as a reduction in tax expense during the fourth quarter of 2004.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The September 30, 2004, and 2003, financial statements included in this filing have been reviewed by KPMG LLP, independent registered public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 19.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of AFLAC Incorporated:

We have reviewed the consolidated balance sheet of AFLAC Incorporated and subsidiaries as of September 30, 2004, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2004, and 2003, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management.

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
October 26, 2004

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of AFLAC Incorporated and its subsidiaries for the period from December 31, 2003, to September 30, 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2003.

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

Critical Accounting Estimates

     There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2004. For additional information, see MD&A Critical Accounting Estimates included in our annual report to shareholders for the year ended December 31, 2003.

New Accounting Pronouncements

     During the last several years, the Financial Accounting Standards Board (FASB) has been active in soliciting comments and issuing statements, interpretations and exposure drafts on issues including derivatives, pensions, variable interest entities, special purpose entities, equity-based compensation, and impairments on investment securities. For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table presents an analysis of net earnings and net earnings per diluted share as well as items impacting those performance measures for the following periods:

Analysis of Net Earnings

Three Months Ended September 30,				Nine Months Ended September 30,
2004	2003	2004	2003	2004	2003	2004	2003
In millions		Per-share amounts*		In millions		Per-share amounts*

Net earnings	$301	$237	$.58	$.45	$881	$723	$1.70	$1.38
Items impacting net
earnings, net of tax:
Realized investment
gains (losses)	(4)	(6)	(.01)	(.01)	(2)	(16)	(.01)	(.03)
Changes in fair values
related to hedging
activities	6	(2)	.01	(.01)	(6)	11	(.01)	.02
Japan pension obligation
transfer	-	-	-	-	3	-	.01	-
Foreign currency
translation**	10	-	.02	-	35	20	.07	.04

*	Per-share amounts are presented on a diluted basis.
**	Translation effect on AFLAC Japan segment and Parent Company yen-denominated interest expense

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

     During the third quarter of 2004, we received an issuer's offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer's offer of $205 million for the debt securities and recorded a pretax realized loss of $23 million. This loss is included in realized investment gains and losses for the third quarter of 2004. Other investment gains and losses realized during the first nine months of 2004 and 2003 resulted from sales transactions in the normal course of business.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on operating earnings was 35.1% for the nine-month period ended September 30, 2004, compared with 35.3% for the same period in 2003.

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

2004 Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/dollar	Net Earnings per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2003	on EPS

100.00	$2.38	25.9%	$.17
105.00	2.32	22.8	.11
110.00	2.27	20.1	.06
115.95 **	2.21	16.9	-
120.00	2.18	15.3	(.03)
125.00	2.14	13.2	(.07)

*	Assumes: No realized investment gains/losses, no impact from SFAS 133, and no nonrecurring items in 2004 and 2003; and no impact from currency translation in 2004
**	Actual 2003 weighted-average exchange rate

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

     We evaluate our sales efforts using an industry operating measure - new annualized premium sales. Total new annualized premium sales, which include new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12-month period assuming the policies remain in force. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN

     AFLAC Japan, which operates as a branch of AFLAC, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Financial Services Agency (FSA) requirements for the Japanese fiscal year ended March 31, 2004, AFLAC Japan ranked first in terms of individual life insurance policies in force and 10th in terms of assets among all life insurance companies operating in Japan.

AFLAC Japan Pretax Operating Earnings

     Changes in AFLAC Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expense levels, persistency and investment yields. The following table presents a summary of operating results for AFLAC Japan.

AFLAC Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003

Premium income	$2,077	$1,818	$6,182	$5,336
Net investment income	390	355	1,151	1,044
Other income	5	5	12	16

Total operating revenues	2,472	2,178	7,345	6,396

Benefits and claims	1,665	1,469	4,930	4,324
Operating expenses:
Amortization of deferred policy acquisition costs	65	65	203	191
Insurance commissions	216	202	653	594
Insurance and other expenses	175	166	515	444

Total operating expenses	456	433	1,371	1,229

Total benefits and expenses	2,121	1,902	6,301	5,553

Pretax operating earnings*	$351	$276	$1,044	$843

Weighted-average yen/dollar exchange rates	109.95	117.76	109.00	118.39

	In Dollars				In Yen

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Percentage changes over
previous period:
Premium income	14.3%	7.8%	15.9%	13.2%	6.9%	6.3%	6.7%	6.4%
Net investment income	9.8	7.1	10.2	10.4	2.7	5.7	1.5	3.7
Total operating revenues	13.5	8.0	14.8	13.0	6.1	6.5	5.8	6.2
Pretax operating earnings*	27.3	14.1	23.9	21.0	18.9	12.8	14.1	13.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Ratios to total revenues, in dollars:
Benefits and claims	67.4%	67.4%	67.1%	67.6%
Operating expenses:
Amortization of deferred policy acquisition costs	2.6	3.0	2.8	3.0
Insurance commissions	8.7	9.3	8.9	9.3
Insurance and other expenses	7.1	7.6	7.0	7.1

Total operating expenses	18.4	19.9	18.7	19.2
Pretax operating earnings*	14.2	12.7	14.2	13.2

*See page 24 for our definition of operating earnings.

     As a result of our product broadening strategy, the mix of our in-force business has changed significantly during the last few years. The product mix change is significant because the benefit ratios by product can vary significantly. Our overall benefit ratio has been declining due to the ongoing shift to products with lower benefit ratios. Benefit ratios have also been impacted by favorable claims trends on certain lines of business. These trends have been largely driven by changes in the national health care system in Japan. Emphasis has been placed on shortening hospital stays and we have seen the impact of this in our recent claims experience. We expect the benefit ratio to continue to decline in future periods primarily reflecting the continued shift to newer products.

     The ratio of amortization of deferred policy acquisition costs to revenue has improved largely due to improved persistency. The ratio of net commissions as a percentage of total revenues has decreased slightly due to the growing renewal premium base and the effect of the alternative commission contract we began offering in 2000. The decline in the ratio of insurance and other expenses to total revenue for the third quarter of 2004, compared with 2003, was primarily the result of a third quarter 2003 charge for the policyholder protection fund in Japan. We expect the operating expense ratio to remain relatively stable in the future.

     Our persistency has improved to its highest level in recent years. While industry data indicates that overall persistency has increased industry wide, we believe our improved persistency also reflects the success of several initiatives undertaken by AFLAC Japan in recent years. The overall persistency rate could be negatively impacted in the future by a deterioration in general economic conditions and a greater contribution of direct business, which tends to have lower persistency.

     The expansion of the profit margin in the third quarter of 2004 was primarily a result of an improvement in the expense ratio as discussed above. For the first nine months of 2004, lower benefit ratios also contributed to an improved profit margin. The expansion of the profit margin during the past few years has been largely attributable to the declining benefit ratio, which has been partially offset by the effect of low investment yields. Lower investment yields affect our profit margins by reducing the spread between investment yields and required interest on policy reserves related to our older blocks of policies in force. See AFLAC Japan Investments on page 29 for information on investment yields.

     AFLAC Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of AFLAC Japan's investment income in the first nine months of 2004, compared with 29% a year ago. In years when the yen strengthens, translating AFLAC Japan's dollar-denominated investment income into yen lowers comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. The following table illustrates the effect of translating AFLAC Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the previous year.

AFLAC Japan Percentage Changes Over Previous Period
For the Periods Ended September 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Nine Months		Three Months		Nine Months
	Operating Results		Operating Results		Operating Results		Operating Results

	2004	2003	2004	2003	2004	2003	2004	2003

Net investment income	2.7%	5.7%	1.5%	3.7%	4.9%	6.2%	4.1%	5.7%
Total operating revenues	6.1	6.5	5.8	6.2	6.5	6.5	6.2	6.5
Pretax operating
earnings*	18.9	12.8	14.1	13.7	21.6	13.4	17.1	16.2

*	See page 22 for our definition of operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

AFLAC Japan Sales

     AFLAC Japan's total new annualized premium sales declined 2.9% to 28.6 billion yen in the third quarter of 2004, compared with 29.5 billion yen a year ago. Total new annualized premium sales as reported in dollars were $260 million in the third quarter of 2004, compared with $251 million a year ago. For the nine months ended September 30, 2004, total new annualized premium sales were down .4% in yen terms to 89.2 billion yen or $818 million, compared with 89.5 billion yen or $756 million in 2003. Sales growth in the third quarter of 2004 was again impacted by sharp declines in Rider MAX conversions and significantly lower sales from Dai-ichi Mutual Life, compared with 2003. Excluding conversions and the contribution from Dai-ichi, sales were up 4.5% for the quarter and 5.4% for the first nine months. Our stand-alone supplemental medical policy, EVER, remained the number one medical product in the life insurance industry in terms of policy sales during the quarter, and it was the top contributor to our sales in the quarter. We currently expect sales in the fourth quarter of 2004 to increase at a low-single-digit rate, which will result in flat sales to a slight increase for the full year.

     AFLAC Japan's sales mix has been shifting during the last few years. Sales of EVER, our whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to EVER has been favorably impacted by health care legislation that increased out-of-pocket costs for most Japanese consumers in April 2003. Stand-alone medical sales accounted for 31% of total sales in the third quarters of 2004 and 2003. We continue to believe that EVER will be an important part of our product portfolio.

     Rider MAX accounted for 16% of total sales in the third quarter of 2004, compared with 23% a year ago. As discussed above, sales of Rider MAX have been affected in recent periods by the decline in conversion activity from our original term policy to the new whole-life version. We expect that the effect of conversions on total new annualized sales will continue to decline in future periods.

     Cancer life sales accounted for 23% of total sales in the third quarter of 2004 and 26% for the same period of 2003. Life production accounted for 20% of total sales in the third quarter of 2004, compared with 14% a year ago.

     Dai-ichi Life sales accounted for 8% of total new annualized premium sales in the third quarter of 2004, compared with 11% a year ago. In the third quarter of 2004, Dai-ichi Life sales declined 32%, compared with the same period a year ago, as a result of its recent focus on marketing its core products. Nevertheless, we continue to be pleased with the results of our marketing alliance with Dai-ichi Life and the sales opportunities that it represents.

     We continued to focus on the growth of our distribution system in Japan. During the third quarter, we recruited over 800 agencies. Those new agencies, combined with our first-half recruiting efforts, put us on track to meet or exceed our 2004 recruiting goal of 4,000 agencies. We believe that new agencies and sales associates will continue to be attracted to AFLAC Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

AFLAC Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Investment yields in Japan remained at levels above 2003 during the third quarter of 2004, although they declined from their peak earlier this year. The yield of a composite index of 20-year Japanese government bonds averaged 2.24% in the third quarter of 2004, compared with 1.69% a year ago. At the end of September, the yield on the 20-year Japanese government bond index was at 2.07%.

     We purchased yen-denominated securities at an average yield of 2.27% in the third quarter, compared with 2.99% in the third quarter of 2003. Including dollar-denominated investments, our blended new money yield was 3.43% for the quarter, compared with 3.96% for the quarter ended September 30, 2003. At September 30, 2004, the yield on AFLAC Japan's investment portfolio (including dollar-denominated investments) was 4.42%, compared with 4.60% at September 30, 2003. Our return on average invested assets, net of investment expenses, was 4.27% for the third quarter of 2004, compared with 4.43% for the third quarter of 2003. For the nine months ended September 30, 2004, the return on average invested assets was 4.24%, compared with 4.47% for the same period in 2003.

Japanese Economy

     Japan's system of compulsory public health care insurance provides medical coverage to every Japanese citizen. These public medical expenditures are covered by a combination of premiums paid by the insured and their employers, taxes, and copayments from the people who receive medical service. However, given Japan's aging population and its declining birth rate, the resources available to these publicly funded social insurance programs have come under increasing pressure and as a result, copayments have been rising and affecting more people. In 2003, copayments were raised from 20% to 30% and additional reforms are being considered for 2008. We believe the trend of higher copayments will lead more consumers to purchase private supplemental insurance plans. Many insurance companies have recognized the opportunities for selling supplemental insurance in Japan and have launched new products in recent years. However, we believe our favorable cost structure compared with other insurers makes us a very effective competitor. In addition, we also believe our brand, customer service and financial strength also benefit our market position.

     After a prolonged recession, Japan's economy appears to be showing signs of improvement. However, as Japan continues to work its way out of the recession, it also faces the challenges of an aging population and a declining birth rate. And while recent events continue to indicate that Japan's economy has begun to recover, the time required for a full economic recovery remains uncertain.

AFLAC U.S.

AFLAC U.S. Pretax Operating Earnings

     Changes in AFLAC U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expense levels, persistency and investment yields. The following table presents a summary of operating results for AFLAC U.S.

AFLAC U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003

Premium income	$745	$660	$2,181	$1,921
Net investment income	100	92	295	267
Other income	2	3	8	7

Total operating revenues	847	755	2,484	2,195

Benefits and claims	459	403	1,340	1,175
Operating expenses:
Amortization of deferred policy acquisition costs	59	48	180	150
Insurance commissions	94	85	276	248
Insurance and other expenses	107	102	316	295

Total operating expenses	260	235	772	693

Total benefits and expenses	719	638	2,112	1,868

Pretax operating earnings*	$128	$117	$372	$327

Percentage changes over previous period:
Premium income	12.8%	16.3%	13.5%	17.5%
Net investment income	8.4	9.4	10.5	8.8
Total operating revenues	12.3	15.3	13.2	16.3
Pretax operating earnings*	10.0	16.5	13.6	12.7

Ratios to total revenues:
Benefits and claims	54.2%	53.4%	53.9%	53.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.0	6.4	7.2	6.8
Insurance commissions	11.2	11.3	11.1	11.3
Insurance and other expenses	12.5	13.4	12.8	13.5

Total operating expenses	30.7	31.1	31.1	31.6
Pretax operating earnings*	15.1	15.5	15.0	14.9

*See page 22 for our definition of operating earnings.

     Our persistency rate has been relatively stable during the last two years and is primarily affected by the growth of sales and our mix of business. Sales growth impacts persistency because policies in their earlier years are generally less persistent than those in later years. Thus, a strong increase in new sales can result in a corresponding decrease in aggregate persistency. Our U.S. payroll business is generally less persistent than our direct business. Furthermore, persistency rates are heavily influenced by product mix. For example, accident/disability insurance, which tends to be purchased by younger consumers, is typically less persistent than products like cancer insurance, which appeals to middle-aged consumers.

     The slight increase in the ratio of benefits and claims to total revenues is partly the result of slower growth in investment income. Our product designs do not include reimbursement of direct medical costs and therefore are not subject to the risks of medical-cost inflation. As a result, we expect our benefit ratio to remain relatively stable in the future. We also expect the operating expense ratio and profit margins to remain relatively level in the future.

AFLAC U.S. Sales

     Total new annualized premium sales rose 2.7% to $270 million in the third quarter, compared with $263 million for the three months ended September 30, 2003. For the nine-month period ended September 30, 2004, total new annualized premium sales grew 7.6% to $843 million, compared with $783 million for the same period in 2003. Annualized premiums in force at September 30 were $3.3 billion in 2004, compared with $2.9 billion in 2003.

     Although we believe the rate of sales growth in the fourth quarter of 2004 will improve compared with the third quarter of 2004, we currently expect a low- to mid-single-digit sales increase for the remaining three months of 2004. Therefore, we do not expect to meet our full-year sales objective of a 10% to 12% increase in 2004. New sales in the third quarter of 2004 were negatively impacted by the hurricanes that devastated areas of the Southeast. Sales in Florida and Alabama were especially soft compared with their rates of sales growth in the first half of 2004. However, we believe the overall weak sales growth primarily resulted from the sweeping changes we made to our sales management team last year. Those changes are continuing to impact recruiting, productivity and, consequently, sales.

     Recruitment of new sales associates declined 1.2% in the third quarter, compared with a 5.2% decline in the second quarter. We expect new agent recruiting in the United States to improve as sales coordinators who were promoted at the start of the year become better adjusted to the responsibilities of their new positions. We also believe we can improve retention and productivity of sales associates as we continue to focus on recently adopted training initiatives. Ultimately, we believe these actions will lead to better recruiting and faster sales growth in the United States.

     Another aspect of our growth strategy is the continued enhancement of our product line. During 2003, we introduced new versions of our accident, cancer and short-term disability insurance policies, which we believe will benefit sales growth in future periods. Our best-selling category continued to be accident/disability coverage, which accounted for 52% of total sales during the third quarters of 2004 and 2003. Cancer expense insurance was another solid contributor to sales, accounting for 19% of total sales for the three-month periods ended September 30, 2004 and 2003. Our hospital indemnity product category also contributed strongly to sales, accounting for 11% of total sales in the third quarters of 2004 and 2003. Fixed-benefit dental coverage continued to sell well, accounting for 7% of total sales in the third quarters of 2004 and 2003.

AFLAC U.S. Investments

     For the quarter ended September 30, 2004, available cash flow was invested at an average yield of 6.33%, compared with 6.29% in 2003. For the nine months ended September 30, 2004, available cash flow was invested at an average yield of 6.34%, compared with 6.52% for the same period in 2003. The yield on AFLAC's U.S. portfolio was 7.45% at September 30, 2004, compared with a yield of 7.63% at September 30, 2003. The overall return on average invested assets, net of investment expenses, was 6.95% for the third quarter of 2004, compared with 7.33% in 2003. For the nine-month periods ended September 30, the overall return on average invested assets, net of investment expenses, was 7.02% in 2004 and 7.41% in 2003.

Analysis of Financial Condition

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2004, was 111.05 yen to one U.S. dollar, or 3.5% weaker than the December 31, 2003, exchange rate of 107.13. The weaker yen decreased reported investments and cash by $1.3 billion, total assets by $1.5 billion, and total liabilities by $1.5 billion, compared with the amounts that would have been reported for the third quarter of 2004 if the exchange rate had remained unchanged from year-end 2003.

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

     The following table presents an analysis of investment securities by segment:

	AFLAC Japan		AFLAC U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2004	2003	2004	2003

Securities available for sale,
at fair value:
Fixed maturities	$21,258	$21,098	$5,603	$5,397	*
Perpetual debentures	3,420	3,121	358	228
Equity securities	43	37	30	36

Total available for sale	24,721	24,256	5,991	5,661

Securities held to maturity,
at amortized cost:
Fixed maturities	9,630	8,736	16	16
Perpetual debentures	4,249	4,297	-	-

Total held to maturity	13,879	13,033	16	16

Total investment securities	$38,600	$37,289	$6,007	$5,677

*Includes securities held by the parent company of $39 at December 31, 2003

     The increase in investment securities during the first nine months of 2004 reflected the substantial cash flows in the functional currencies of our operations, partially offset by the effect of a weaker yen/dollar exchange rate.

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

     The following table presents an analysis of investment securities by type of issuance:

	September 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$14,576	$16,784	$14,858	$17,307
Perpetual debentures	88	93	36	40
Equity securities	14	50	28	68

Total publicly issued	14,678	16,927	14,922	17,415

Privately issued securities:
Fixed maturities	19,003	20,021	17,579	18,451
Perpetual debentures	7,831	8,039	7,542	7,721
Equity securities	18	23	4	4

Total privately issued	26,852	28,083	25,125	26,176

Total investment securities	$41,530	$45,010	$40,047	$43,591

     Total privately issued securities accounted for 64.7%, at amortized cost, of total debt securities as of September 30, 2004, compared with 62.8% at December 31, 2003. Privately issued securities held by AFLAC Japan at amortized cost accounted for $24.9 billion, or 60.0%, of total debt securities at September 30, 2004 and $23.3 billion, or 58.1%, of total debt securities at December 31, 2003. Reverse-dual currency debt securities accounted for $7.0 billion, or 26.2%, of total privately issued securities as of September 30, 2004, compared with $6.5 billion, or 25.7%, of total privately issued securities as of December 31, 2003. AFLAC Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. AFLAC Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of our securities have ratings from either a nationally recognized security rating organization (NRSRO) or the SVO of the NAIC. The percentage distribution by credit rating of our purchases of debt securities, based on amortized cost at the date of acquisition, was as follows:

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2004	December 31, 2003	September 30, 2003

AAA	11.0%	9.0%	9.7%
AA	32.0	18.1	11.4
A	39.6	32.4	38.6
BBB	17.4	40.5	40.3

	100.0%	100.0%	100.0%

     The percentage distribution of our debt securities, at amortized cost and fair value, by credit rating was as follows:

	September 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.7%	3.7%	3.1%	3.1%
AA	31.0	32.9	31.0	33.5
A	34.4	34.1	33.9	33.6
BBB	29.0	27.7	29.2	27.4
BB or lower	1.9	1.6	2.8	2.4

	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. However, our holdings of below-investment-grade securities have increased somewhat in recent years as the overall credit environment has deteriorated. During the third quarter of 2004, our disposal of three below-investment-grade securities and a credit rating upgrade on a fourth security contributed to the decline in the "BB" or lower category when compared to December 31, 2003.

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below investment grade, we begin a more intensive monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and carrying value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the company. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether the decline in fair value, if any, is other than temporary. For securities with a carrying value in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2003.

     Securities classified as below investment grade were as follows:

Below-Investment-Grade Securities

	September 30, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$319	$264	$348	$294
KLM Royal Dutch Airlines	270	232	280	240
Toys R Us Japan	90	102	*	*
LeGrand	46	50	46	46
Tennessee Gas Pipeline	31	31	31	31
SB Treasury Company LLC	28	33	28	32
IKON Office Solutions	16	18	16	20
AMP Japan	*	*	56	65
Asahi Finance Limited	*	*	48	83
Tyco International	*	*	18	21
Royal and Sun Alliance Insurance	-	-	233	185
Cerro Negro Finance	-	-	12	13
PDVSA Finance	-	-	9	9

Total	$800	$730	$1,125	$1,039

*	Investment-grade at respective reporting date

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

     Split-rated securities as of September 30, 2004, represented .1% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment Grade or
(In millions)	Cost	Rating	Rating	Class	Below Investment Grade

Tyco International	$54	Ba1	BBB	2	Investment Grade
SB Treasury Company LLC	28	Baa3	BB	P3FE	Below Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table presents an analysis of amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of September 30, 2004.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$26,803	$29,909	66.6%	$3,408	$302
Below-investment-grade securities	800	730	1.6	23	93
Held-to-maturity securities:
Investment-grade securities	13,895	14,298	31.8	729	326

Total	$41,498	$44,937	100.0%	$4,160	$721

     The following table presents an aging of securities in an unrealized loss position as of September 30, 2004.

Aging of Unrealized Losses

					Six months
	Total	Total	Less than six months		to 12 months		Over 12 months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$5,193	$302	$462	$18	$2,006	$70	$2,725	$214
Below-investment-
grade securities	575	93	-	-	-	-	575	93
Held-to-maturity
securities:
Investment-grade
securities	5,277	326	315	12	2,753	142	2,209	172

Total	$11,045	$721	$777	$30	$4,759	$212	$5,509	$479

     The following table presents a distribution of unrealized losses by magnitude as of September 30, 2004.

Percentage Decline from Amortized Cost

			Percentage of Decline

	Total	Total	Less than 20%		20% to 35%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$5,193	$302	$5,130	$286	$63	$16
Below-investment-
grade securities	575	93	575	93	-	-
Held-to-maturity securities:
Investment-grade securities	5,277	326	5,097	283	180	43

Total	$11,045	$721	$10,802	$662	$243	$59

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

     The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2004.

Credit		Amortized	Fair	Unrealized
(In millions)	Ratings	Cost	Value	Loss

Ahold Finance	BB	$319	$264	$55
Investor AB	AA	270	229	41
Kredietbank	A	229	189	40
KLM Royal Dutch Airlines	B	270	232	38
United Mexican States	BBB	407	375	32
Erste Bank	A	405	377	28
CSAV	BBB	216	190	26
BAWAG	BBB	126	101	25
Vorarlberger Landes	A	99	77	22
SLM Corp	A	216	195	21

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the nine-month periods ended September 30, 2004, and 2003, were immaterial.

     Realized losses on debt securities were as follows for the three- and nine-month periods ended September 30, 2004.

	Three-Months Ended		Nine-Months Ended
	September 30, 2004		September 30, 2004

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities:
Length of consecutive unrealized loss:
Less than six months	$38	$1	$153	$3
Six months to 12 months	-	-	102	9

Total investment-grade securities	$38	$1	$255	$12

Below investment-grade securities:
Length of consecutive unrealized loss:
Less than six months	$9	$12	$9	$12
Over 12 months	205	23	205	23

Total below-investment-grade securities	$214	$35	$214	$35

Total	$252	$36	$469	$47

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents and short-term investments totaled $1.4 billion, or 3.0% of total investments and cash, at September 30, 2004, compared with $1.1 billion, or 2.4% at December 31, 2003. Mortgage loans on real estate and other long-term investments remained immaterial at both September 30, 2004 and December 31, 2003.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.2 billion at September 30, 2004, an increase of $191 million, or 3.8% during the first nine months of 2004. AFLAC Japan's deferred policy acquisition costs were $3.5 billion at September 30, 2004, an increase of $77 million, or 2.2% (6.0% increase in yen). The weaker yen at September 30, 2004, decreased reported deferred policy acquisition costs by $129 million. At September 30, 2004, deferred policy acquisition costs of AFLAC U.S. were $1.7 billion, an increase of $115 million, or 7.1%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales.

Policy Liabilities

     Policy liabilities totaled $40.3 billion at September 30, 2004, an increase of $1.1 billion, or 2.8% for the first nine months of 2004. AFLAC Japan's policy liabilities were $36.2 billion at September 30, 2004, an increase of $742 million, or 2.1% (5.8% increase in yen). The weaker yen at September 30, 2004, decreased reported policy liabilities by $1.3 billion. At September 30, 2004, policy liabilities of AFLAC U.S. were $4.1 billion, an increase of $348 million, or 9.3%. The increase in policy liabilities was primarily the result of the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at September 30, 2004, and December 31, 2003. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at September 30, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains on investment securities) was 21.9% as of September 30, 2004, compared with 24.6% as of December 31, 2003.

Off-Balance Sheet Arrangements

     As of September 30, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

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

Policyholder Protection Fund and State Guaranty Associations

     The American and Japanese insurance industries each have policyholder protection systems that provide funds for the policyholders of insolvent insurers. In the United States, we recognize assessments as they are determined by the state guaranty associations. We believe that future assessments relating to companies in the United States currently involved in insolvency proceedings will not materially impact our financial position or results of operations.

     In Japan, we recognize charges for our estimated share of the insurance industry's obligation once it is determinable. In 2002, the Japanese government extended until March 2006 its pledge to enact fiscal safety-net measures for the insurance industry through the Life Insurance Policyholder Protection Corporation (LIPPC). However, as part of this commitment, the insurance industry was required to contribute additional funds to the LIPPC. In 2003, the Japanese government and the insurance industry agreed to extend the time over which the industry's contribution to the LIPPC would be paid. Currently, the LIPPC is reassessing the necessity of future assessments as well as the time period over which current assessments will be funded. As a result, the likelihood and timing of future assessments cannot be determined at this time. For additional information regarding such funds, see MD&A of our annual report to shareholders for the year ended December 31, 2003.

Hedging Activities

     AFLAC has limited hedging activities. AFLAC's primary exposure to be hedged is its net investment in AFLAC Japan, which is exposed to changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, AFLAC Japan owns U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in AFLAC Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our yen-denominated net assets, which constitutes our investment in AFLAC Japan subject to foreign currency fluctuations. If the total of these yen-denominated liabilities is equal to or less than our investment in AFLAC Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of our other comprehensive income. Should these yen-denominated liabilities exceed our investment in AFLAC Japan, the portion of the hedge that exceeds our investment would be deemed ineffective and we would recognize the foreign exchange effect on the ineffective portion in net earnings as a part of the item "changes in fair values related to hedging activities." This item also includes the changes in fair value of the interest rate component of the cross-currency swaps, which do not qualify for hedge accounting. We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At September 30, 2004, and December 31, 2003, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 61.4 billion yen and 31.3 billion yen, respectively. The increase in our yen-denominated net asset position is primarily a result of an increased net asset position that we chose not to hedge.

     The dollar values of our consolidated yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are as follows (translated at end-of-period exchange rates):

	September 30,	December 31,
(In millions)	2004	2003

AFLAC Japan net assets	$5,045	$4,661
AFLAC Japan dollar-denominated net assets	(3,092)	(2,917)

AFLAC Japan yen-denominated net assets	1,953	1,744
Parent Company yen-denominated net liabilities	(1,406)	(1,453)

Consolidated yen-denominated net assets subject to
foreign currency translation fluctuations	$547	$291

Capital Resources and Liquidity

     AFLAC continues to provide the primary sources of liquidity to the Parent Company through dividends and management fees. AFLAC paid dividends to the Parent Company in the amount of $445 million in the first nine months of 2004, compared with $408 million for the same period in 2003. During the first nine months of 2004, AFLAC Japan paid $18 million to the Parent Company for management fees, compared with $20 million for the same period of 2003. The primary uses of cash by the Parent Company are dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures, and our share repurchase program. In 2003, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $900 million using the September 30, 2004 exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable and our cost of capital. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

     The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

     When making an investment decision, our first consideration is based on product needs. Our investment objectives provide for liquidity through the purchase of investment-grade debt securities. These objectives also take into account duration matching, and because of the long-term nature of our business, we have adequate time to react to changing cash flow needs. For the most part, we are not in the asset accumulation business, although our traditional cancer life products in Japan do have a small cash surrender value.

     Our products are unique compared to major medical insurance coverage. In general, our insurance products have small policy limits that provide fixed-benefit amounts rather than reimbursement for actual medical costs and therefore, are not subject to medical-cost inflation. Furthermore, our business is widely dispersed in both the United States and Japan. This dispersion and the fact that our policies do not include large benefit payments mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Additionally, our insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. As a result of policyholder aging, claims payments are expected to gradually increase over the life of a policy. However, future policy benefit reserves are accumulated in the early years of a policy and are designed to fund increases in future claims payments. Therefore, we expect our future cash flows from premiums, net investment income, and proceeds from debt securities to be sufficient to meet our cash needs for benefits and expenses.

Consolidated Cash Flows

     As discussed previously, AFLAC Japan's premiums and most of its investment income are received in yen. Claims and expenses are also paid in yen. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate cash flows for AFLAC Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the nine months ended September 30:

Consolidated Cash Flows by Activity

(In millions)	2004	2003

Operating activities	$3,530	$2,606
Investing activities	(2,950)	(2,690)
Financing activities	(215)	(171)
Exchange effect on cash and cash equivalents	(29)	52

Net change in cash and cash equivalents	$336	$(203)

Operating Activities

     In the first nine months of 2004, consolidated cash flow from operations increased 35.3% to $3.5 billion, compared with $2.6 billion for the same period in 2003. Net cash flow from operations other than Japan increased 24.0% in the nine-month period ended September 30, 2004, to $632 million, compared with $509 million for the nine months ended September 30, 2003. The increase in cash flows was the result of an increase in premiums collected and a slowdown in the rate of growth of benefits and expenses paid in the first nine months of 2004, compared with the first nine months of 2003. For the nine months ended September 30, 2004, net cash flow from operations for AFLAC Japan increased 38.1% (26.4% increase in yen) to $2.9 billion, compared with $2.1 billion for the nine months ended September 30, 2003. The increases in cash flows were attributable to the growth of our business, lower paid claims due to the ongoing shift in our product mix to products with lower benefit ratios, an improvement in our policy persistency, and the stronger yen in the first nine months of 2004, compared with the first nine months of 2003.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. Consolidated cash flow used by investing activities increased 9.6% to $2.9 billion in the first nine months of 2004, compared with $2.7 billion in the first nine months of 2003. AFLAC Japan accounted for $2.7 billion of the consolidated net cash used by investing activities in the first nine months of 2004, compared with $2.4 billion for the same period in 2003.

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. This is especially important for AFLAC Japan, where the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were 4% of the year-to-date average investment portfolio of debt securities available for sale during the nine-month periods ended September 30, 2004 and 2003. Our asset/liability matching is discussed more fully in the Interest Rate Risk section of the MD&A in our annual report to shareholders for the year ended December 31, 2003.

Financing Activities

     Consolidated cash used by financing activities was $216 million in the first nine months of 2004, compared with $171 million in the first nine months of 2003. The increase in cash used by financing activities is attributable to increased cash outflows for treasury stock purchases and dividend payments, partially offset by increased cash inflows from our investment-type contracts. Cash provided by investment-type contracts increased to $164 million, compared with $124 million in the first nine months of 2003. During the nine months ended September 30, 2004, treasury stock purchases were $278 million (6.9 million shares), compared with $216 million (6.7 million shares) for the same period in 2003. We issued treasury shares for certain AFLAC stock option exercises, additional stock purchases by shareholders in the dividend reinvestment plan, and stock issued to sales associates.

     Dividends to shareholders in the first nine months of 2004 were $144 million ($137 million paid in cash; $7 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders in the first nine months of 2003 were $113 million ($107 million paid in cash; $6 million through issuance of treasury shares under the dividend reinvestment plan). Dividends to shareholders for the first nine months of 2004 increased 29.5%, from $.22 per share in 2003 to $.285 per share in 2004.

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

     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. AFLAC's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC's risk-based capital (RBC) formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The RBC formula evaluates insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer's operations. AFLAC's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the risk-based capital formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong risk-based capital ratio and statutory capital and surplus position in future periods.

     In addition to restrictions by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from AFLAC Japan if the transfers would cause AFLAC Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standards, a version of risk-based capital requirements. AFLAC Japan's solvency margin ratio significantly exceeds regulatory minimums. Payments are made from AFLAC Japan to the Parent Company for management fees (discussed above) and to AFLAC U.S. for allocated expenses and remittances of earnings. Expenses allocated to AFLAC Japan were $18 million for the nine-month period ended September 30, 2004, compared with $17 million a year ago. During the first nine months of 2004, AFLAC Japan also remitted profits of $220 million (23.9 billion yen) to AFLAC U.S., compared with $385 million (45.6 billion yen) in 2003. The decrease in profit repatriation, compared with 2003, was primarily a result of the effect of the Parmalat loss in the fourth quarter of 2003. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

Rating Agencies

     AFLAC is rated "AA" by both Standard & Poor's and Fitch Ratings and "Aa2" by Moody's for financial strength. A.M. Best assigned AFLAC an "A+, Superior" rating for financial strength and operating performance. AFLAC Incorporated's credit rating for senior debt is "A" by Standard & Poor's, "A+" by Fitch Ratings, and "A2" by Moody's.

Other

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. In October 2004, the board of directors declared the fourth quarter cash dividend of $.095 per share. The dividend is payable on December 1, 2004, to shareholders of record at the close of business on November 12, 2004.

     For information regarding commitments and contingent liabilities, see Note 8 of the Notes to the Consolidated Financial Statements and Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2003.

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

     On a consolidated basis, we attempt to match yen-denominated assets to yen-denominated liabilities in order to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of AFLAC Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page -- for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At September 30, 2004, consolidated yen-denominated net assets subject to foreign currency fluctuation were $547 million. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
September 30, 2004

(In millions)

Yen/dollar exchange rates	96.05	111.05	*	126.05

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,431	$18,536		$16,330
Perpetual debentures	3,698	3,198		2,818
Equity securities	49	43		38
Securities held to maturity:
Fixed maturities	11,134	9,630		8,484
Perpetual debentures	4,912	4,249		3,743
Cash and cash equivalents	806	697		614

Subtotal	42,030	36,353		32,027

Liabilities:
Notes payable	1,065	921		811
Cross-currency swaps	578	500		441
Obligation for Japanese policyholder
protection fund	286	247		218
Other financial instruments	20	18		15

Subtotal	1,949	1,686		1,485

Net yen-denominated financial instruments	40,081	34,667		30,542
Other yen-denominated assets	5,197	4,494		3,959
Other yen-denominated liabilities	(44,645)	(38,614)		(34,019)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$633	$547		$482

*Actual September 30, 2004 exchange rate

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

     At September 30, 2004, we had $3.5 billion of net unrealized gains on total debt securities. The hypothetical reduction in the fair value of our debt securities resulting from a 100 basis point increase in market interest rates is estimated to be $4.3 billion based on our portfolio as of September 30, 2004. The effect on yen-denominated debt securities is approximately $3.5 billion and the effect on dollar-denominated debt securities is approximately $737 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the third quarter of 2004, we repurchased shares of AFLAC stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 31	1,380,000	$39.98	1,380,000	31,185,204
August 1 - August 31	1,146,000	38.90	1,146,000	30,039,204
September 1 - September 30	-	-	-	30,039,204

Total	2,526,000	$39.49	2,526,000	30,039,204

Of the shares available for purchase under current board authorizations, 39,204 shares relate to a repurchase authorization approved by the board of directors and announced in February 2002. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2004.

Item 6. Exhibits

4.0	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of AFLAC Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 8, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated November 8, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated November 8, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFLAC INCORPORATED

/s/ Kriss Cloninger III	President, Treasurer and	November 8, 2004

(Kriss Cloninger III)	Chief Financial Officer

/s/ Ralph A. Rogers Jr.	Senior Vice President,	November 8, 2004

(Ralph A. Rogers Jr.)	Financial Services; Chief
Accounting Officer

Exhibits Furnished With Current Form 10-Q:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 8, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated November 8, 2004, required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated November 8, 2004, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.