Form 10-K
period 2004-12-31
AFLAC INC
filed 2005-03-10
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

AFLAC Incorporated

(Exact name of Registrant as specified in its charter)

GEORGIA	001-07434	58-1167100
(State or other jurisdiction	(Commission	(IRS Employer Identification No.)
of incorporation)	File Number)

1932 Wynnton Road, Columbus, Georgia		31999
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: 706.323.3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 Par Value	New York Stock Exchange
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $17,823,512,379.
The number of shares of the registrant's Common Stock outstanding at March 7, 2005, with $.10 par value, was 501,855,101.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 2, 2005, is incorporated by reference into Part III hereof.

i

PART I

ITEM 1.  BUSINESS.

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Part II, Item 7, of this report, which is incorporated by reference.

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

General Description

     Aflac Incorporated was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated (the Parent Company) is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

     We believe Aflac is the world's leading writer of individually-issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells cancer plans, care plans, general medical expense plans, medical/sickness riders to our cancer plan, a living benefit life plan, ordinary life insurance plans and annuities. Aflac U.S. sells cancer plans and various types of health insurance, including accident and disability, fixed-benefit dental, personal sickness and hospital indemnity, hospital intensive care, long-term care, ordinary life, and short-term disability plans.

     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan accounted for 75% of the Company's total revenues in 2004, 74% in 2003 and 75% in 2002. The percentage of total assets attributable to Aflac Japan was 80% at December 31, 2004, compared with 84% a year ago.

Results of Operations

     For information on our results of operations and financial information by segment, see MD&A, which is incorporated herein by reference.

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

     Due to the relative size of Aflac Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen weakening has the effect of suppressing current year results in relation to the comparable prior year, while yen strengthening has the effect of magnifying current year results in relation to the comparable prior year. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our company or shareholders. Because the effect of translating yen into dollars distorts the rate of growth of our operations, management evaluates Aflac's financial performance excluding the impact of foreign currency translation.

     The yen/dollar exchange rate as of December 31, 2004, was 104.21, compared with 107.13 as of December 31, 2003. Weighted-average yen/dollar exchange rates were 108.26 in 2004, 115.95 in 2003, and 125.15 in 2002. We report currency translation adjustments in accumulated other comprehensive income and the realized currency exchange gains and losses resulting from transactions in earnings. In 2004, the effect of currency translation increased total assets by $1.2 billion, increased total liabilities by $1.2 billion and increased net earnings by $39 million.

     For further information regarding the effect of currency fluctuations on our business, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, both of which are incorporated herein by reference.

Insurance Premiums

     The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $11.3 billion in 2004, $9.9 billion in 2003, and $8.6 billion in 2002. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements, which is incorporated by reference. The following table sets forth the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2004	2003	2002

Annualized premiums in force, beginning of year	$11,446	$9,634	$8,167
New sales, including conversions	2,319	2,175	1,937
Change in unprocessed new sales	(106)	(95)	(126)
Premiums lapsed and surrendered	(1,398)	(1,272)	(1,076)
Other	86	127	120
Foreign currency translation adjustment	257	877	612

Annualized premiums in force, end of year	$12,604	$11,446	$9,634

Insurance - Japan

     We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2004	2003	2002	2004	2003	2002

Annualized premiums in force,
beginning of year	$8,403	$6,960	$5,928	900	834	782
New sales, including conversions	1,133	1,047	867	123	121	108
Change in unprocessed new sales	(106)	(95)	(126)	(11)	(10)	(16)
Premiums lapsed and surrendered	(469)	(453)	(385)	(51)	(53)	(48)
Other	12	67	64	1	8	8
Foreign currency translation adjustment	257	877	612	-	-	-

Annualized premiums in force,
end of year	$9,230	$8,403	$6,960	962	900	834

     Following several years of slight declines, our persistency improved in 2004. Total new annualized premium sales in yen were: 122.5 billion yen in 2004, up 1.1%; 121.2 billion yen in 2003, up 11.9%; and 108.3 billion yen in 2002, up 17.9%. The increases in annualized premiums in force in yen of 6.8% in 2004, 7.9% in 2003 and 6.7% in 2002 reflect the high persistency of Aflac Japan's business and the sales of new policies. For further information regarding the Japanese economy and its effect on our operations, see the Aflac Japan section of MD&A, which is incorporated herein by reference.

Insurance - U.S.

     The following table sets forth the changes in annualized premiums in force for Aflac U.S. insurance for the years ended December 31.

(In millions)	2004	2003	2002

Annualized premiums in force, beginning of year	$3,043	$2,674	$2,239
New sales, including conversions	1,186	1,128	1,070
Premiums lapsed	(929)	(819)	(691)
Other	74	60	56

Annualized premiums in force, end of year	$3,374	$3,043	$2,674

     Annualized premiums in force grew 10.9% in 2004, 13.8% in 2003 and 19.5% in 2002. Total new annualized premium sales were: $1.2 billion in 2004, up 5.1%; $1.1 billion in 2003, up 5.4%; and $1.1 billion in 2002, up 16.4%.

Insurance Products - Japan

     Aflac Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system, with more and more costs being shifted to Japanese consumers. As a result, these consumers have become increasingly interested in insurance products to help them manage these costs. Aflac Japan has responded to this interest by enhancing existing products and developing new products.

     Aflac Japan's stand-alone medical product, EVER, offers a basic level of hospitalization coverage with the most affordable premium in the industry. To further meet the needs of medical insurance buyers in Japan, we developed two new versions of EVER in 2004: EVER Half and EVER Bonus. EVER Half is a whole-life medical policy with benefits similar to the original EVER product. With EVER Half, premiums are cut in half when the policyholder reaches age 60 or 65. EVER Bonus has all of the same features of EVER Half, but also provides a bonus payment every 10 years unless the hospitalization benefit was paid for 10 or more consecutive days. In addition, EVER Bonus provides a death benefit and a cash surrender value. We began offering EVER Half and EVER Bonus in early 2005. We continue to believe that the medical category will be an important part of our product portfolio.

     In addition to expanding our medical product line in 2004, we introduced a new version of Rider Wide, which provides for benefits upon the occurrence of heart attack or stroke. We also introduced two products designed specifically for the needs of female consumers: Lady's Rider to our 21st Century Cancer, and Lady's MAX, a combination of Lady's Rider and our popular Rider MAX product. Our Rider MAX product provides accident and medical/sickness benefits as a rider to our cancer life policy.

     The cancer life insurance plans we offer in Japan provide a fixed daily benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the Aflac U.S. cancer plans in that the Japanese policies may also provide death benefits and cash surrender values.

     The life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. We also offer care policies which provide periodic benefits to those who become bedridden, demented, or seriously disabled due to illness or accident.

     For additional information on Aflac Japan's products and composition of sales, see the Aflac Japan section of MD&A.

Insurance Products - U.S.

     We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing policies on a uniform, nondiscriminatory basis by class of policy in response to adverse experience. Any premium rate increases are subject to state regulatory approval. We have had minimal rate increase activity in the last five years.

     Aflac U.S. offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment, and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available. Short-term disability policies provide disability benefits with a variety of elimination period/benefit period options. The longest such benefit period offered is two years. In 2003 and 2004, we introduced revised versions of our accident and disability products throughout the United States.

     Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are generally not reimbursed by major medical insurance. In 2003 and 2004, we also introduced a revised version of our cancer product. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed; a fixed amount for each day an insured is hospitalized for cancer treatment; fixed amounts for radiation, chemotherapy, and surgery; and a wellness benefit applicable toward certain diagnostic tests.

     Our sickness indemnity plan provides a fixed daily benefit for hospitalization due to sickness and fixed amounts for physician services for accident or sickness. Our hospital indemnity product provides a fixed daily benefit for hospitalization due to accident or sickness.

     We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including check-ups and cleanings. Plan features include a renewal guarantee, no deductible and a choice of dentist. The policies are portable and pay regardless of other insurance.

     Aflac U.S. offers term and whole-life policies sold through payroll deduction at the worksite and various term and whole-life policies on a direct basis. We also offer other health insurance products including qualified and non-qualified long-term care plans, a hospital intensive care policy, and a specified health event policy.

     For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. section of MD&A.

Distribution - Japan

     We sell our products through two primary distribution channels - affiliated corporate agencies and individual agencies. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 93% of the companies listed on the Tokyo Stock Exchange. However, there has been little employment growth in large worksites following more than a decade of a struggling economy. As a result, many of our affiliated corporate agencies are using new and innovative sales techniques to reach consumers outside of their traditional markets. Affiliated corporate agencies contributed 36% of total new annualized premium sales in 2004, compared with 37% in both 2003 and 2002.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. These individual agencies give us better access to workers at the vast number of small businesses in Japan. Agents' activities are primarily limited to insurance sales, with customer service support provided by our main office in Tokyo and 89 offices throughout Japan. Individual agencies contributed 57% of total new annualized premium sales in 2004, compared with 53% in 2003 and 52% in 2002.

     As of December 31, 2004, there were approximately 16,410 agencies in Japan with more than 71,400 licensed agents, compared with approximately 14,640 agencies and 64,900 licensed agents a year ago. We believe that new agencies will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image.

     We have also been utilizing our marketing alliance with Dai-ichi Mutual Life Insurance Co. (Dai-ichi Life) to improve our reach in Japan. Dai-ichi Life sold 244,400 of our cancer life policies in 2004, compared with 305,600 policies in 2003 and 359,500 policies in 2002. Contributions to total new annualized premium sales were 7% in 2004, 10% in 2003 and 11% in 2002. We believe the declines in cancer life policy sales through Dai-ichi Life are attributable to Dai-ichi Life's increased focus on the sale of its own products.

     We also moved to strengthen Aflac Japan's relationships with banks in 2004 through the re-introduction of a fixed-annuity product. We anticipate that the banking sales channel for our principal products will be opened in 2007 at the latest. We believe that enhancing our marketing relationships with banks will put us in a strong position when the bank channel is deregulated.

Distribution - U.S.

     Our U.S. sales force is composed of independent sales associates who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most associates' efforts are directed toward selling supplemental health insurance at the worksite. The average number of U.S. associates actively producing business on a monthly basis during 2004 was 17,500, compared with 17,200 in 2003 and 15,800 in 2002.

     Associates' activities are principally limited to sales. Administrative personnel in Columbus, Georgia; Albany, New York; and Omaha, Nebraska handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims. Associates are paid commissions based on first- and renewal-year premiums from their sales of insurance products. State, regional and district sales coordinators are also independent associates and are compensated by override commissions and production bonuses.

     We have concentrated on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from the group insurance sales approach, as our primary method of enrollment results from the individual insured being directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, Aflac policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. A major portion of premiums on such sales are collected through payroll deduction or other forms of centralized billings. Worksite marketing enables a sales associate to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually-marketed business.

     Another valuable marketing and sales tool is the flexible benefits program, or cafeteria plan, which allows an employee to pay for many of Aflac's products using pretax dollars. These programs help achieve increased penetration, as any products in the program must be presented to all eligible employees in a payroll account.

     During 2003, and at the start of 2004, we took several steps to enhance our distribution system by expanding the field management network that supports our sales force. For further information regarding changes in our U.S. distribution system, see the Aflac U.S. Sales section of MD&A, which is incorporated herein by reference.

     In 2004, Aflac U.S. collected premiums were $2.9 billion, 8.0% of which was collected in Texas, 7.0% in Florida and 6.3% in California. Collected premiums in all other states were individually less than 5% of Aflac U.S. premiums.

Competition - Japan

     In 1974, Aflac became the second foreign (non-Japanese) life insurance company to gain direct access to the Japanese insurance market by obtaining an operating license. Through 1981, we were the only company in Japan authorized to sell a cancer life insurance policy. In January 2001, Japan's insurance market was deregulated, and we experienced an increase in the number of companies selling products that compete with our policies. However, based on our growth of premiums in force, producing agents, and customer accounts, we do not believe that our market position has been significantly impacted by increased competition as a result of deregulation. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products at a better value to consumers.

     Aflac has had substantial success selling cancer life policies in Japan, with 14 million cancer life policies in force as of December 31, 2004. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise developed in the United States.

     We have also experienced substantial success selling medical insurance in Japan. Other companies are now recognizing the opportunities we have seen in the market for medical insurance. As a result, many new products have surfaced from competitors. However, we have not seen any competing product that represents a better value to the consumer. Aflac Japan continued to be the number one seller of medical insurance in the life insurance industry in terms of policy sales throughout the year.

Competition - U.S.

     There are approximately 2,000 life insurance companies operating in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe that our policies and premium rates as well as the commissions paid to our sales agents are competitive with those offered by other companies providing similar types of insurance. However, we believe that our U.S. business is distinct from our competitors because of our product focus, distribution system, and name awareness. For most of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our only business and allows us to focus on exploring new product opportunities while also enhancing our existing products. By doing so, we believe we offer the best value in the market. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and branding efforts.

     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for meeting hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through various programs. Such major medical insurance generally covers a substantial amount of the medical expenses incurred by an insured as a result of accident and disability, cancer or other major illnesses. Aflac's policies are designed to provide coverage that supplements major medical insurance and may also be used to defray nonmedical expenses. Thus, we do not compete directly with major medical insurers. However, the scope of major medical coverage offered by other insurers does represent a potential limitation on the market for our products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect our business opportunities. Conversely, any reduction of coverage, such as increased deductibles and copayments, by other insurers or governmental programs could favorably affect our business opportunities.

Investments and Investment Results

     The following presents the composition of investment securities as of December 31.

	Aflac Japan		Aflac U.S.

(In millions)	2004	2003	2004		2003

Securities available for sale, at fair value:
Fixed maturities	$23,485	$21,098	$5,681	*	$5,397	*
Perpetual debentures	3,580	3,121	439		228
Equity securities	47	37	30		36

Total available for sale	27,112	24,256	6,150		5,661

Securities held to maturity, at amortized cost:
Fixed maturities	10,064	8,736	16		16
Perpetual debentures	4,759	4,297	-		-

Total held to maturity	14,823	13,033	16		16

Total investment securities	$41,935	$37,289	$6,166		$5,677

*Includes securities held by the Parent Company of $39 in 2003; the Parent Company had no investment securities as of December 31, 2004.

     Net investment income was $2.0 billion in 2004, $1.8 billion in 2003 and $1.6 billion in 2002. Growth of net investment income during the last three years has been impacted by low available investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. Based on financial results determined in accordance with Japan's Financial Services Agency (FSA) requirements for the fiscal year ended March 31, Aflac Japan had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen in each year of the last three years. Aflac Japan earned this distinction while maintaining a fixed maturities portfolio in which 98.3% and 97.2% of the securities were classified as investment grade as of December 31, 2004 and 2003, respectively.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of Aflac's securities have ratings from either a nationally recognized security rating organization or the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).

     For information on the composition of our investment portfolio and investment results, see the Investments and Cash section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements in this report, both of which are incorporated herein by reference.

Investments - Japan

     Yen-denominated debt securities accounted for 93% of Aflac Japan's total debt securities at both December 31, 2004, and December 31, 2003. The following table presents the composition, based on cost or amortized cost, of total investments and cash for Aflac Japan ($40.1 billion in 2004 and $35.5 billion in 2003) as of December 31.

Composition of Securities

	2004	2003

Debt securities:
Government and guaranteed	21.5%	20.1%
Municipalities	.1	.2
Public utilities	9.6	10.4
Banks/financial institutions	39.7	38.0
Other corporate	27.6	29.7

Total debt securities	98.5	98.4
Equity securities	.1	.1
Cash and cash equivalents	1.4	1.5

Total	100.0%	100.0%

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments totaling approximately 514.3 billion yen in 2004 (approximately $5.1 billion), 505.7 billion yen in 2003 (approximately $4.4 billion) and 553.5 billion yen in 2002 (approximately $4.5 billion). Equity security purchases were immaterial during the three-year period ended December 31, 2004. The following table details the composition of debt security purchases by type, at acquisition cost, for the years ended December 31.

Composition of Purchases

	2004	2003	2002

Debt security purchases:
Government and guaranteed	36.4%	34.1%	22.6%
Municipalities	-	.2	-
Public utilities	8.0	8.7	8.4
Banks/financial institutions	50.0	22.4	30.5
Other corporate	5.6	34.6	38.5

Total	100.0%	100.0%	100.0%

     The percentage distribution by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, at acquisition cost, was as follows:

	2004	2003	2002

AAA	6.9%	2.5%	.2%
AA	47.7	20.6	22.7
A	30.8	31.6	49.7
BBB	14.6	45.3	27.4

Total	100.0%	100.0%	100.0%

     The percentage distribution of debt securities owned by Aflac Japan, at amortized cost and fair value, by credit rating was as follows:

	December 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.9%	3.0%	2.4%	2.6%
AA	36.0	38.0	34.2	37.1
A	33.6	33.3	31.6	31.1
BBB	25.8	24.3	29.0	27.0
BB or lower	1.7	1.4	2.8	2.2

Total	100.0%	100.0%	100.0%	100.0%

Investments - U.S.

     The following table presents the composition, based on cost or amortized cost, of total investments and cash for Aflac U.S. ($8.4 billion in 2004 and $5.3 billion in 2003) as of December 31.

Composition of Securities

	2004	2003

Debt securities:
Government	2.0%	1.5%
Municipalities	.3	.8
Mortgage-backed securities	1.7	3.2
Public utilities	7.5	10.7
Sovereign and supranational	1.6	4.3
Banks/financial institutions	29.8	40.2
Other corporate	22.1	35.0

Total debt securities	65.0	95.7
Cash and cash equivalents	35.0	4.3

Total	100.0%	100.0%

     The increase in cash and cash equivalents was due to an increase in cash collateral ($2.6 billion), attributable to a higher level of loaned securities at year-end.

     Funds available for investment include cash flows from operations and funds generated from bond swaps, maturities and redemptions. Purchases of investments by Aflac U.S. were approximately $1.1 billion in 2004, $1.8 billion in 2003 and $1.1 billion in 2002. The following table presents Aflac U.S. debt security purchases, based on acquisition cost, for the years ended December 31.

Composition of Purchases

	2004	2003	2002

Debt security purchases:
Government and guaranteed	9.4%	7.9%	5.0%
Municipalities	.1	1.4	-
Public utilities	8.0	9.3	21.7
Banks/financial institutions	45.8	38.7	29.8
Other corporate	36.7	42.7	43.5

Total	100.0%	100.0%	100.0%

     In 2003 and 2002, we directed more funds to the corporate fixed-maturity security market due to the low yields available on U.S. government and government agency securities.

     The percentage distribution by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, at acquisition cost, was as follows:

	2004	2003	2002

AAA	19.1%	25.4%	1.9%
AA	12.2	12.0	10.4
A	63.0	34.5	42.5
BBB	5.7	28.1	45.2

Total	100.0%	100.0%	100.0%

     The percentage distribution of debt securities owned by Aflac U.S., at amortized cost and fair value, by credit rating was as follows:

	December 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	8.0%	7.2%	7.4%	6.8%
AA	8.9	9.0	9.4	9.5
A	54.8	54.9	49.6	50.2
BBB	26.2	26.8	30.4	30.5
BB or lower	2.1	2.1	3.2	3.0

Total	100.0%	100.0%	100.0%	100.0%

Regulation - Japan

     The FSA maintains its own solvency standard, which is used by regulators in Japan to monitor the financial strength of insurance companies. Aflac Japan's solvency margin continues to significantly exceed regulatory minimums. The FSA may not allow remittance of earnings if it would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. We do not expect these requirements to adversely affect the funds available for remittances of earnings and payments of allocated expenses and management fees.

     A portion of Aflac Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be remitted (repatriated) each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japan's regulatory authorities for protecting policyholders. Payments are also made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses. Repatriated profits represent a portion of the after-tax earnings reported to the FSA on a March 31 fiscal year basis. Japanese regulatory basis earnings are determined using accounting principles that differ materially from GAAP. Under Japanese statutory accounting practices, premium income is recognized on a cash basis; policy acquisition costs are charged off immediately; policy benefit and claim reserving methods and assumptions are different; policyholder protection fund obligations are not accrued; the carrying value of securities transferred to held to maturity is different; and deferred income tax liabilities are recognized on a different basis.

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

(In millions)	2004	2003

Net assets on GAAP basis	$5,356	$4,635
Elimination of deferred policy acquisition costs	(3,812)	(3,440)
Adjustment to income tax liabilities	1,464	1,212
Adjustment to policy liabilities	463	709
Adjustment of unrealized gains and other adjustments
to carrying value of debt securities	(530)	(524)
Elimination of policyholder protection fund liability	254	265
Reduction in premiums receivable	(112)	(119)
Other, net	(206)	(104)

Net assets on Japanese regulatory accounting basis	$2,877	$2,634

     The Japanese insurance industry has a policyholder protection fund that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Fund and State Guaranty Associations section of MD&A and Note 2 of the Notes to the Consolidated Financial Statements.

     Our branch in Japan is also subject to regulation and supervision in the United States as described below. For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan section of MD&A and Notes 2 and 9 of the Notes to the Consolidated Financial Statements in this report, which are incorporated herein by reference.

Regulation - U.S.

     The Parent Company and its insurance subsidiaries are subject to state regulations in the United States as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries, and material transactions between companies within the system are subject to prior notice to, or approval by, state regulatory authorities.

     Like all U.S. insurance companies, Aflac is subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things: granting and revoking licenses to transact business, regulating trade practices, licensing agents, prior approval of forms of policies and premium rate increases, standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements, capital for the protection of policyholders, limitations on dividends to shareholders, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities, and periodic examinations of the market conduct, financial, and other affairs of insurance companies. The NAIC is constantly reviewing regulatory matters and recommending changes and revisions for adoption by state legislators and insurance departments.

     The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position.

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

     For further information concerning Aflac U.S. operations, regulation and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 9 of the Notes to the Consolidated Financial Statements in this report, which are incorporated herein by reference.

Employees

     Aflac Japan had 2,932 full-time employees as of December 31, 2004. Aflac U.S. had 3,599 full-time employees as of December 31, 2004. We consider our employee relations to be excellent.

Other Operations

     Our other operations include the Parent Company and a printing subsidiary. These operations had 276 full-time employees as of December 31, 2004. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A in this report, which is incorporated herein by reference.

ITEM 2.  PROPERTIES.

     Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. The first campus, located on approximately 54 acres of land, includes buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. The approximate square footage of the buildings on this campus is 600,000 square feet. The second campus, located on approximately 104 acres of land, includes a building with approximately 270,000 square feet that provides additional support functions for our U.S. operations. Aflac also leases administrative office space in Columbus, Georgia; Albany, New York; and Omaha, Nebraska.

     In Tokyo, Japan, Aflac owns an administrative office building and a training facility with approximately 358,000 square feet. Aflac also leases additional office space in Tokyo along with regional offices located throughout the country.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2004.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

NAME	PRINCIPAL OCCUPATION (*)	AGE

Daniel P. Amos	Chairman, Aflac Incorporated and Aflac since	53

May 2001; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac; President Aflac Incorporated until May 2001; Director, Southern Company, Atlanta, GA; Director, Synovus Financial Corp., Columbus, GA

Paul S. Amos II	Executive Vice President, Aflac U.S. Operations since	29
	January 2005; State Sales Coordinator from November 2002 until December 2004

Kriss Cloninger III	President, Aflac Incorporated since May 2001; Executive	57

Vice President, Aflac Incorporated until May 2001; Chief Financial Officer, Aflac Incorporated and Aflac; Executive Vice President, Aflac; Treasurer, Aflac Incorporated; Director, Tupperware Corporation, Orlando, FL; Director, TSYS, Columbus, GA

Kermitt L. Cox	Senior Vice President, Corporate Actuary, Aflac since	61
	January 2000

Rebecca C. Davis	Executive Vice President, Chief Administrative Officer, Aflac	54
	since October 2004; Senior Vice President, Chief Administrative Officer, Aflac until October 2004

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac	46
	Incorporated

Akitoshi Kan	Chairman, Aflac International, Inc.; Chief Operating Officer,	57

Aflac Japan since January 2005; Executive Vice President, Director of U.S. Internal Operations, Aflac, from January 2000 until December 2004; Deputy Chief Financial Officer, Aflac Incorporated until September 2000

Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac since January	60
	2005; Vice President, West Territory Director, Aflac from October 2004 until January 2005; State Sales Coordinator, Missouri until October 2004

Charles D. Lake II	President, Aflac Japan since January 2003; Deputy President,	43

Aflac Japan from July 2001 until December 2002; Senior Vice President, Aflac Japan, General Counsel, Legal and Compliance from January 2001 until June 2001; Vice President and Counsel, Aflac Japan from June 1999 until December 2000; Vice President and Counsel, Aflac International, Inc. until August 2000; Senior Vice President and General Counsel, Aflac International, Inc. from September 2000 until June 2001

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate	51

Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac, since October 2000; Senior Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac, until October 2000

Hidefumi Matsui	Chairman, Aflac Japan since January 2003; President, Aflac	60
	Japan until December 2002

Allan O'Bryant	Chairman, Aflac Insurance Service Company, Ltd. since	46

January 2005; Chairman, Aflac Payment Service Company, Ltd. since January 2005; President of Aflac International, Inc., since September 2000; Chairman, aflacdirect.com since July 2002; Deputy Chief Financial Officer, Aflac Incorporated from September 2000 until December 2004; President, aflacdirect.com from May 2000 until July 2002; Senior Vice President, Aflac International, Inc. until September 2000; Senior Vice President, Aflac Japan from March 2000 until September 2000; Vice President, Aflac Japan until March 2000

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated	56

and Aflac since September 2000; Chief Accounting Officer, Aflac Incorporated and Aflac since January 2002; Treasurer, Aflac since March 2002; Senior Vice President, Financial Resources, UnumProvident and predecessors until September 2000

Joseph W. Smith Jr.	Senior Vice President, Chief Investment Officer,	51
	Aflac

Atsushi Yagai	Executive Vice President, Director of Marketing and Sales,	41

Aflac Japan since January 2004; First Senior Vice President; Director of Marketing and Sales, Aflac Japan from January 2002 until January 2004; Senior Vice President; Director of Marketing and Sales, Aflac Japan from September 2001 until December 2001; President and Representative Director, Barilla Japan until August 2001

Hiroshi Yamauchi	First Senior Vice President and Chief Administrative Officer,	53

Aflac Japan since January 2005; First Senior Vice President, Director of Internal Operations, Aflac Japan from January 2003 until January 2005; First Senior Vice President, Director of Administrative and Customer Service Division, Aflac Japan from January 2002 until January 2003; Vice President, General Manager of Policy Maintenance Department, Aflac Japan, from January 1999 until January 2002

(*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Pacific Exchange and the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the principal exchange market for the two years ended December 31, were as follows:

Quarterly Common Stock Prices

2004	High	Low

4th Quarter	$40.74	$33.85
3rd Quarter	41.97	37.00
2nd Quarter	42.60	38.73
1st Quarter	41.50	34.62

2003	High	Low

4th Quarter	$36.91	$32.13
3rd Quarter	32.74	29.83
2nd Quarter	35.57	28.00
1st Quarter	33.50	29.57

Holders

	2004	2003

Number of common
shares outstanding	503,607,777	509,891,778
Approximate number of registered
common shareholders	78,167	78,579

Dividends

	2004	2003

4th Quarter	$.095	$.08
3rd Quarter	.095	.08
2nd Quarter	.095	.07
1st Quarter	.095	.07

     We expect comparable dividends to continue to be paid in future periods. For information concerning dividend restrictions, see the Capital Resources and Liquidity section of the MD&A and Note 9 of the Notes to the Consolidated Financial Statements presented in this report.

Securities authorized for issuance under equity compensation plans

     Pursuant to General Instruction G to Form 10-K, this information is incorporated by reference from the Company's 2005 Notice and Proxy Statement, which will be filed with the Securities and Exchange Commission on or about March 17, 2005.

Issuer Purchases of Equity Securities

     During the fourth quarter of 2004, we repurchased shares of Aflac stock as follows:

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 - October 31	1,057,200	$35.93	1,057,200	28,982,004
November 1 - November 30	2,035,719	36.84	2,035,719	26,946,285
December 1 - December 31	37,122	38.95	37,122	26,909,163

Total	3,130,041	$36.56	3,130,041	26,909,163

The remaining 26,909,163 shares relate to a repurchase authorization approved by the board and announced in February 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions, except for share and
per-share amounts)	2004		2003	2002		2001	2000

Revenues:
Premiums, principally
supplemental health
insurance	$11,302		$9,921	$8,595		$8,061	$8,222
Net investment income	1,957		1,787	1,614		1,550	1,550
Realized investment gains
(losses)	(12)		(301)	(14)		(31)	(102)
Other income	34		40	62		18	33

Total revenues	13,281		11,447	10,257		9,598	9,703

Benefits and expenses:
Benefits and claims	8,482		7,529	6,589		6,303	6,601
Expenses	2,992		2,693	2,409		2,214	2,090

Total benefits and expenses	11,474		10,222	8,998		8,517	8,691

Pretax earnings	1,807		1,225	1,259		1,081	1,012
Income taxes	508		430	438		394	325

Net earnings	$1,299	(1)	$795	$821	(2)	$687	$687	(3)

Share and Per-Share Amounts

Net earnings (basic)	$2.56	(1)	$1.55	$1.59	(2)	$1.31	$1.30	(3)
Net earnings (diluted)	2.52	(1)	1.52	1.55	(2)	1.28	1.26	(3)
Cash dividends	.38		.30	.23		.193	.167
Common shares used for
basic EPS (In thousands)	507,333		513,220	517,541		525,098	530,607
Common shares used for
diluted EPS (In thousands)	516,421		522,138	528,326		537,383	544,906

Supplemental Data

Yen/dollar exchange rate at
year-end (yen)	104.21		107.13	119.90		131.95	114.75
Weighted-average yen/dollar
exchange rate (yen)	108.26		115.95	125.15		121.54	107.83
Pro forma stock option expense
per diluted share	$.07		$.05	$.07		$.06	$.05

(1)

Includes a benefit of $128 ($.25 per basic and diluted share) for the release of the valuation allowance for deferred tax assets and a benefit of $3 ($.01 per basic and diluted share) for the Japan pension obligation transfer in 2004

(2)	Includes a charge of $26 ($.05 per basic and diluted share) for the policyholder protection fund in 2002 in Japan
(3)	Includes a benefit of $99 ($.19 per basic share, $.18 per diluted share) from the termination of a retirement liability

(continued)

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2004	2003	2002	2001	2000

Assets:
Investments and cash	$51,955	$44,050	$39,147	$32,792	$32,167
Other	7,371	6,914	5,911	5,068	5,064

Total assets	$59,326	$50,964	$45,058	$37,860	$37,231

Liabilities and shareholders' equity:
Policy liabilities	$43,556	$39,240	$32,726	$27,592	$28,565
Notes payable	1,429	1,409	1,312	1,207	1,079
Income taxes	2,583	2,189	2,364	2,091	1,894
Other liabilities	4,185	1,480	2,262	1,545	999
Shareholders' equity	7,573	6,646	6,394	5,425	4,694

Total liabilities and
shareholders' equity	$59,326	$50,964	$45,058	$37,860	$37,231

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    legislative and regulatory developments
    assessments for insurance company insolvencies
    competitive conditions in the United States and Japan
    new product development
    ability to attract and retain qualified sales associates
    ability to repatriate profits from Japan
    changes in U.S. and/or Japanese tax laws or accounting requirements credit and other risks associated with Aflac's investment activities significant changes in investment yield rates
    fluctuations in foreign currency exchange rates
    deviations in actual experience from pricing and reserving assumptions level and outcome of litigation
    downgrades in the company's credit rating
    changes in rating agency policies or practices
    subsidiary's ability to pay dividends to parent company
    general economic conditions in the United States and Japan

COMPANY OVERVIEW

     Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2004. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes.

     This MD&A is divided into four primary sections. In the first section, we discuss our critical accounting estimates. We then follow with a discussion of the results of our operations on a consolidated basis and by segment. The third section presents an analysis of our financial condition as well as a discussion of market risks of financial instruments. We then conclude by addressing the availability of capital and the sources and uses of cash in the Capital Resources and Liquidity section.

CRITICAL ACCOUNTING ESTIMATES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The estimates discussed below are critical to an understanding of Aflac's results of operations and financial condition. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 91% of our assets and 81% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments

     Our investments in debt and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security's credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with SEC Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

    percentage decline in value and the length of time during which the decline has occurred recoverability of principal and interest
    market conditions
    ability to hold the investment to maturity
    a pattern of continuing operating losses of the issuer
    rating agency actions that affect the issuer's credit status adverse changes in the issuer's availability of production resources, revenue sources and technological conditions adverse changes in the issuer's economic, regulatory or political environment

Deferred Policy Acquisition Costs and Policy Liabilities

     Aflac's products are generally long-duration fixed-benefit indemnity contracts. As such, our products are accounted for under the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We make estimates of certain factors that affect the profitability of our business in order to match expected policy benefits and expenses with expected policy premiums. These assumptions include persistency, morbidity, mortality, investment yields and expenses. If actual results mirror the assumptions used in establishing policy liabilities and the deferral and amortization of acquisition costs, profits will emerge as a level percentage of earned premiums. However, because actual results will vary from the assumptions, profits as a percentage of earned premiums will vary from year to year.

     We measure the adequacy of our policy reserves and recoverability of deferred policy acquisition costs (DAC) annually by performing gross premium valuations on our business. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

     Under the requirements of SFAS No. 60, certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest, and future premium revenue at the time of policy issuance. However, the unamortized balance of DAC reflects the actual persistency to date. As presented in the following table, the ratio of unamortized DAC to annualized premiums in force has been relatively stable for Aflac U.S. and Aflac Japan over the last three years.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
	(In Yen)			(In Dollars)

(In millions)	2004	2003	2002	2004	2003	2002

Deferred policy acquisition costs	397,261	368,535	343,845	1,783	1,604	1,410
Annualized premiums in force	961,895	900,251	834,424	3,374	3,043	2,674
Deferred policy acquisition costs as
a percentage of annualized
premiums in force	41.3%	40.9%	41.2%	52.8%	52.7%	52.7%

Policy Liabilities

     Our policy liabilities, which are determined in accordance with SFAS No. 60 and Actuarial Standards of Practice, include two primary components: future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities as of December 31, 2004, respectively.

     Future policy benefits provide for claims that will occur in the future and is generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. We calculate future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by GAAP, we also include a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience.

     Unpaid policy claims include those claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to us. We compute unpaid policy claims on an undiscounted basis using statistical analyses of historical claims payments, adjusted for current trends and changed conditions. Assumptions underlying the estimate of unpaid policy claims are updated regularly and incorporate our historical experience as well as other data that provides information regarding our outstanding liability.

     Claims incurred under Aflac's policies are generally reported and paid in a relatively short time frame. They are sensitive to frequency and severity of claims. They are not, however, subject to medical cost inflation because benefits are based on a fixed indemnity. Our claims experience is primarily related to the demographics of our policyholders.

     In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy, the volume and demographics of the policies exposed to claims, and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period, however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. However, if current period claims were to change by 1%, we would expect the unpaid policy claim liability to change by approximately $24 million.

     The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2004	2003

U.S. segment:
Future policy benefits	$3,354	$2,975
Unpaid policy claims	708	593
Other policy liabilities	136	165

Total U.S. policy liabilities	$4,198	$3,733

Japan segment:
Future policy benefits	$36,005	$32,612
Unpaid policy claims	1,646	1,521
Other policy liabilities	1,705	1,373

Total Japan policy liabilities	$39,356	$35,506

Consolidated:
Future policy benefits	$39,360	$35,588
Unpaid policy claims	2,355	2,115
Other policy liabilities	1,841	1,537

Total consolidated policy liabilities	$43,556	$39,240

New Accounting Pronouncements

     During the last three years, the Financial Accounting Standards Board (FASB) has been active in soliciting comments and issuing statements, interpretations and exposure drafts on issues including equity-based compensation, pensions, variable interest entities, special purpose entities, derivatives, intangible assets and business combinations.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as granting stock options. It requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in net earnings. We plan to adopt SFAS 123R effective January 1, 2005, using the modified-retrospective transition method.

     Historically, we have applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. As a result, we have not recognized expense for equity-based compensation in net earnings. Upon adoption of SFAS 123R on January 1, 2005, compensation expense related to equity-based compensation will be recognized in net earnings. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements and Selected Financial Data for additional information.

     For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share

	2004	2003	2002	2004	2003	2002

Net earnings	$1,299	$795	$821	$2.52	$1.52	$1.55
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(5)	(191)	(15)	(.01)	(.37)	(.03)
Impact from SFAS 133	(13)	(3)	37	(.03)	-	.07
Release of valuation allowance
on deferred tax assets	128	-	-	.25	-	-
Japanese pension obligation transfer	3	-	-	.01	-	-
Japanese policyholder protection fund	-	-	(26)	-	-	(.05)
Foreign currency translation*	39	33	(10)	.08	.06	(.02)

*Translation effect on Aflac Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

     During the third quarter of 2004, we received an issuer's offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer's offer of $205 million for the debt securities and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased pretax earnings by $12 million (after-tax, $5 million, or $.01 per diluted share).

     Realized investment losses in 2003 related primarily to the sale of our investment in Parmalat. Following several credit ratings downgrades of its debt, we sold our holdings in Parmalat and realized a pretax loss of $257 million. We also sold our investment in Levi Strauss in 2003 at a pretax loss of $38 million. These investment losses and other investment transactions in the normal course of business decreased pretax earnings by $301 million (after-tax, $191 million, or $.37 per diluted share).

     In 2002, we recognized pretax impairment losses of $58 million. These impairment losses were primarily related to the corporate debt security of a Japanese issuer and various equity securities we believe experienced other than temporary declines in fair value. These impairment losses and other investment transactions in the normal course of business decreased pretax earnings by $14 million (after-tax, $15 million, or $.03 per diluted share).

Impact from SFAS 133

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation (see Notes 4 and 6 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued straight yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated (Samurai) notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the swaps' fair value and their initial contract fair value will be equal and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

     We have also issued yen-denominated debt (Samurai notes). We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2004; therefore, there was no impact on net earnings. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

Nonrecurring Items

     The passage of The American Jobs Creation Act of 2004 eliminated the 90% limitation on the utilization of foreign tax credits. As a result of this tax law change, we recognized a benefit of $128 million ($.25 per diluted share) for the release of the valuation allowance associated with certain deferred tax assets. This benefit is included as a reduction to income tax expense in the consolidated statement of earnings.

     During 2004, we concluded the process of returning the substitutional portion of Aflac Japan's pension plan to the Japanese government as allowed by the Japan Pension Insurance Law. We recognized a one-time gain (other income) as the result of this transfer to the Japanese government in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share). For additional information on the transfer, see Note 10 of the Notes to the Consolidated Financial Statements.

     In December 2002, the members of the Life Insurance Policyholder Protection Corporation approved the Financial Services Agency's (FSA) proposal, which required the industry to contribute an additional 78 billion yen (approximately $638 million) to Japan's policyholder protection fund. Our estimated share of the assessment decreased 2002 net earnings by $26 million ($.05 per diluted share). This charge is included in acquisition and operating expenses in the consolidated statement of earnings.

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

     Due to the relative size of Aflac Japan, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our company or shareholders. Because the effect of translating yen into dollars distorts the rate of growth of our operations, management evaluates Aflac's financial performance excluding the impact of foreign currency translation.

Income Taxes

     Our combined U.S. and Japanese effective income tax rates on net earnings were 28.1% in 2004, 35.1% in 2003 and 34.8% in 2002. Total income taxes were $508 million in 2004, compared with $430 million in 2003 and $438 million in 2002. Our 2004 effective income tax rate and tax expense were impacted by the release of the valuation allowance for deferred tax assets discussed previously. Japanese income taxes on Aflac Japan's results accounted for most of our income tax expense. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on income taxes.

Earnings Projections

     We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management's control may have a significant impact on actual results. Therefore, our projections of net earnings include certain assumptions to reflect the limitations that are inherent in projections of net earnings.

     In the context of a forward-looking discussion, the impact of foreign currency translation on our results of operations is inherently unpredictable. Therefore, our projections of net earnings assume no impact from foreign currency translation for a given year in relation to the prior year.

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

     Net earnings are also affected by the impact from SFAS 133, which is based on relative dollar and yen interest rates. Similar to foreign currency exchange rates, yen and dollar interest rates are also inherently unpredictable. Consequently, our projections of net earnings assume no impact from SFAS 133.

     Finally, because nonrecurring items represent the financial impact of items that have not occurred within the past two years and are not expected to occur within the next two years, we do not attempt to predict their occurrence in future periods.

     Subject to the assumptions set forth above, our objective for 2004 was to achieve net earnings per diluted share of at least $2.21, an increase of 17%. Based on 2004 net earnings per diluted share of $2.52, adjusted for realized investment losses (a loss of $.01 per diluted share), the impact from SFAS 133 (a loss of $.03 per diluted share), the release of the valuation allowance for deferred tax assets (a gain of $.25 per diluted share), the gain related to the Japanese pension obligation transfer (a gain of $.01 per diluted share) and foreign currency translation (a gain of $.08 per diluted share), we exceeded our objective for the year.

     Subject to the assumptions set forth above and reflecting adoption of SFAS 123R, our objective for 2005 is to achieve net earnings per diluted share of at least $2.56, an increase of 14.8% over 2004. If we achieve this objective, the following table shows the likely results for 2005 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2005 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2004	on EPS

95.00	$2.75	23.3%	$.19
100.00	2.67	19.7	.11
105.00	2.60	16.6	.04
108.26 **	2.56	14.8	-
110.00	2.54	13.9	(.02)
115.00	2.48	11.2	(.08)

*Assumes: No realized investment gains/losses, no impact from SFAS 133 and no nonrecurring items in
2005 and 2004; and no impact from currency translation in 2005
**Actual 2004 weighted-average exchange rate

     Our objective for 2006 is to increase net earnings per diluted share by 15%, on the basis described above.

INSURANCE OPERATIONS

     Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. GAAP financial reporting requires that an enterprise report financial and descriptive information about operating segments in its annual financial statements. Furthermore, these requirements direct a public business enterprise to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. We measure and evaluate our insurance segments' financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from SFAS 133, and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

     We evaluate our sales efforts using new annualized premium sales, an industry operating measure. Total new annualized premium sales, which include new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12-month period, assuming the policies remain in force. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

Aflac Japan

     Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with FSA requirements for the six months ended September 30, 2004, Aflac Japan ranked first in terms of individual insurance policies in force and 10th in terms of assets among all life insurance companies operating in Japan.

Aflac Japan Pretax Operating Earnings

     Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency, and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

(In millions)	2004	2003	2002

Premium income	$8,368	$7,326	$6,373
Net investment income	1,557	1,421	1,276
Other income	18	18	1

Total operating revenues	9,943	8,765	7,650

Benefits and claims	6,679	5,943	5,231
Operating expenses:
Amortization of deferred policy acquisition costs	274	255	209
Insurance commissions	881	812	753
Insurance and other expenses	705	615	519

Total operating expenses	1,860	1,682	1,481

Total benefits and expenses	8,539	7,625	6,712

Pretax operating earnings*	$1,404	$1,140	$938

Weighted-average yen/dollar exchange rates	108.26	115.95	125.15

	In Dollars			In Yen

Percentage changes over previous year:	2004	2003	2002	2004	2003	2002

Premium income	14.2%	15.0%	2.5%	6.7%	6.4%	5.5%
Net investment income	9.6	11.3	3.4	2.3	3.1	6.5
Total operating revenues	13.4	14.6	2.7	6.0	6.1	5.6
Pretax operating earnings*	23.1	21.6	13.9	14.9	12.6	17.4

Ratios to total revenues, in dollars:	2004	2003	2002

Benefits and claims	67.2%	67.8%	68.4%
Operating expenses:
Amortization of deferred policy acquisition costs	2.8	2.9	2.7
Insurance commissions	8.9	9.3	9.8
Insurance and other expenses	7.0	7.0	6.8

Total operating expenses	18.7	19.2	19.3
Pretax operating earnings*	14.1	13.0	12.3

*See page II-15 for our definition of segment operating earnings.

     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our cancer line and better-than-expected claim experience in our Rider MAX line. The ratio of actual to expected cancer claims has declined about 5% since 2000. Actual to expected Rider MAX claims experience has ranged from 60% to 65%. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. Following several years of decline, our persistency improved in 2004. The operating expense ratio has declined over the last two years. We expect the operating expense ratio to be relatively stable in the future. The expansion of the profit margin during the past three years was largely attributable to the declining benefit ratio, which is partially offset by the effect of low investment yields. Lower investment yields affect our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion on page II-26).

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of Aflac Japan's investment income in 2004 and 29% of Aflac Japan's investment income in 2003 and 2002. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers comparative rates of growth for net investment income, total operating revenues and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative rates of growth for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the previous year.

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign			Excluding Foreign
	Currency Changes			Currency Changes**

	2004	2003	2002	2004	2003	2002

Net investment income	2.3%	3.1%	6.5%	4.5%	5.5%	5.6%
Total operating revenues	6.0	6.1	5.6	6.3	6.5	5.5
Pretax operating earnings*	14.9	12.6	17.4	17.5	15.8	16.1

*	See page II-15 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

Aflac Japan Sales

     Although Aflac Japan's total new annualized premium sales rose in 2004, they were below our expectations for the year. Sales growth was impacted by significant declines in Rider MAX sales, including conversion activity from the original Rider MAX term product to the newer whole-life version, a sharp drop in sales through Dai-ichi Life and lower-than-expected medical sales. The following table presents Aflac Japan's total new annualized premium sales for the years ended December 31.

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2004	2003	2002	2004	2003	2002

Total new annualized premium sales	$1,133	$1,047	$867	122.5	121.2	108.3
Increase over prior year	8.2%	20.8%	14.8%	1.1%	11.9%	17.9%

     For 2005, our objective is to increase total new annualized premium sales in yen by 5% to 10%.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 6.8% in 2004, 7.9% in 2003, and 6.7% in 2002 reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force at December 31 were 961.9 billion yen in 2004, 900.3 billion yen in 2003, and 834.4 billion yen in 2002. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $9.2 billion in 2004, $8.4 billion in 2003, and $7.0 billion in 2002.

     Aflac Japan's sales mix has been shifting during the last few years. Sales of EVER, a whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to EVER has been favorably impacted by health care legislation effective in April 2003 that increased out-of-pocket costs for most Japanese consumers. Stand-alone medical sales accounted for 31% of total sales in 2004, compared with 28% in 2003 and 18% in 2002. We continue to believe that the medical category will be an important part of our product portfolio. As such, we developed two new versions of EVER for introduction in early 2005.

     Rider MAX accounted for 20% of total sales in 2004, 27% in 2003, and 31% in 2002. Conversion activity accounted for approximately 25% of total Rider MAX sales in 2004, compared with 24% in 2003 and 35% in 2002. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. We expect that the effect of conversions on total new annualized sales will continue to decline in future periods.

     Cancer life sales accounted for 23% of total sales in 2004, 27% in 2003, and 33% in 2002. Ordinary life production accounted for 19% of total sales in 2004, and 13% of total sales in both 2003 and 2002.

     We established a marketing alliance with Dai-ichi Life in 2001. In 2004, Dai-ichi Life sold 244,400 of our cancer life policies, compared with 305,600 in 2003 and 359,500 in 2002. Dai-ichi Life sales of our cancer life policies accounted for 7% of total new annualized premium sales in 2004, compared with 10% in 2003 and 11% in 2002. We believe the decline in cancer life policy sales through Dai-ichi Life is attributable to its increased focus on the sale of its life and annuity products.

     We continued to focus on the growth of our distribution system in Japan. During 2004, the number of licensed sales associates rose 10% to approximately 71,400, compared with 64,900 at December 31, 2003. The growth of licensed sales associates resulted from agency recruitment. In 2004, we recruited nearly 4,200 agencies, which exceeded our goal of 4,000 agencies. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

Aflac Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than Japanese government or other corporate bonds would have provided, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with standard, medium-term note documentation and have appropriate covenants.

     We purchased yen-denominated securities at an average yield of 2.94% in 2004, compared with 3.20% in 2003 and 3.65% in 2002. Including dollar-denominated investments, our blended new money yield was 3.13% in 2004, compared with 3.61% in 2003 and 3.93% in 2002. At December 31, 2004, the yield on Aflac Japan's investment portfolio (including dollar-denominated investments) was 4.35%, compared with 4.54% in 2003 and 4.73% in 2002. Our return on average invested assets, net of investment expenses, was 4.23% in 2004, compared with 4.45% in 2003 and 4.67% in 2002. See Investments and Cash on page II-27 for additional information.

Japanese Economy

     After a period of prolonged weakness in its economy, Japan has shown signs of economic improvement. However, Japan also faces the challenges of an aging population. And while recent events continue to indicate that Japan's economy has begun to recover, the time required for a full economic recovery remains uncertain.

     Japan's system of compulsory public health care insurance provides medical coverage to every Japanese citizen. These public medical expenditures are covered by a combination of premiums paid by insureds and their employers, taxes, and copayments from the people who receive medical service. However, given Japan's aging population, the resources available to these publicly funded social insurance programs have come under increasing pressure and as a result, copayments have been rising and affecting more people. In 2003, copayments were raised from 20% to 30% and additional reforms are being considered for 2008. We believe the trend of higher copayments will lead more consumers to purchase private supplemental insurance plans. Many insurance companies have recognized the opportunities for selling supplemental insurance in Japan and have launched new products in recent years. However, we believe our favorable cost structure compared with other insurers makes us a very effective competitor. In addition, we believe our brand, customer service, and financial strength also benefit our market position.

Aflac U.S.

Aflac U.S. Pretax Operating Earnings

     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

(In millions)	2004	2003	2002

Premium income	$2,935	$2,594	$2,221
Net investment income	396	362	331
Other income	9	9	9

Total operating revenues	3,340	2,965	2,561

Benefits and claims	1,803	1,585	1,359
Operating expenses:
Amortization of deferred policy acquisition costs	245	209	176
Insurance commissions	371	334	283
Insurance and other expenses	419	386	341

Total operating expenses	1,035	929	800

Total benefits and expenses	2,838	2,514	2,159

Pretax operating earnings*	$502	$451	$402

Percentage changes over previous year:

Premium income	13.1%	16.8%	20.5%
Net investment income	9.4	9.3	9.2
Total operating revenues	12.6	15.8	18.8
Pretax operating earnings*	11.5	12.0	16.7

Ratios to total revenues:

Benefits and claims	54.0%	53.5%	53.1%
Operating expenses:
Amortization of deferred policy acquisition costs	7.3	7.1	6.9
Insurance commissions	11.1	11.3	11.1
Insurance and other expenses	12.6	12.9	13.2

Total operating expenses	31.0	31.3	31.2
Pretax operating earnings*	15.0	15.2	15.7

*See page II-15 for our definition of segment operating earnings.

     The benefit ratio has increased over the past several years, primarily due to the impact of declining investment yields on the growth of our investment income and the slowdown in U.S. sales in 2004 and 2003. As a percentage of premium income, the benefit ratio has been fairly stable at 61.4% in 2004, 61.1% in 2003 and 61.2% in 2002. In 2005 we expect the benefit ratio to continue to increase slightly; the operating expense ratio, excluding discretionary advertising expenses, to remain relatively stable; and the pretax operating profit margin to decline slightly.

Aflac U.S. Sales

     The rate of sales growth in 2004 did not meet our sales objective of a 10% to 12% increase. We believe the lower-than-expected sales growth primarily resulted from the sweeping changes we made to our sales management team in 2003 and at the start of 2004. Those changes are continuing to impact associate recruiting, productivity and consequently, sales. The following table presents Aflac's U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2004	2003	2002

Total new annualized premium sales	$1,186	$1,128	$1,070
Increase over prior year	5.1%	5.4%	16.4%

     For 2005, our objective is to increase total new annualized premium sales by 3% to 8%.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.9% in 2004, 13.8% in 2003 and 19.5% in 2002 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at December 31 were $3.4 billion in 2004, $3.0 billion in 2003, and $2.7 billion in 2002.

     Recruitment of new sales associates declined 2.9% in 2004. However, we expect new associate recruiting in the United States to improve as sales coordinators who were promoted at the start of 2004 become better adjusted to the responsibilities of their new positions. We also believe we can improve retention and productivity of sales associates as we continue to focus on recently adopted training initiatives and introduce new training programs. Ultimately, we believe these actions will lead to better recruiting and faster sales growth in the United States.

     Another aspect of our growth strategy is the continued enhancement of our product line. During 2003, we enhanced our accident, short-term disability and cancer expense products, which we believe will benefit sales growth in future periods. Based on consumer feedback, we revised our dental product in November 2004. We also developed a vision care product in 2004 for introduction in mid-2005. Our best-selling category continued to be accident/disability coverage, which accounted for 52% of total sales in 2004, and 51% of total sales in 2003 and 2002. Cancer expense insurance contributed 20% to total sales in 2004 and 2003, and 21% in 2002. Hospital indemnity products accounted for 11% of total sales in 2004 and 2003, and 10% in 2002. Additionally, fixed-benefit dental coverage continued to sell well, accounting for 7% of total sales in 2004, 2003 and 2002.

Aflac U.S. Investments

     During 2004, available cash flow was invested at an average yield of 6.30%, compared with 6.52% during 2003 and 7.58% during 2002. At December 31, 2004, the yield on Aflac's U.S. portfolio was 7.39%, compared with 7.56% in 2003 and 7.98% in 2002. The overall return on average invested assets, net of investment expenses, was 6.68% in 2004, compared with 7.36% in 2003 and 7.56% in 2002. See Investments and Cash on page II-27 for additional information.

Other Operations

     Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $63 million in 2004, $47 million in 2003 and $56 million in 2002. Investment income included in reported corporate expenses was $5 million in both 2004 and 2003, and $7 million in 2002. The increase in the 2004 corporate expenses was primarily the result of a reduction in the discount rate associated with our retirement obligations from 6.5% to 6.0%. Corporate expenses were higher in 2002 primarily as a result of the Parent Company's share of the costs to dissolve a human resource service company in which it had invested.

ANALYSIS OF FINANCIAL CONDITION

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at December 31, 2004, was 104.21 yen to one dollar, or 2.8% stronger than the December 31, 2003, exchange rate of 107.13. The stronger yen increased reported investments and cash by $1.1 billion, total assets by $1.2 billion, and total liabilities by $1.2 billion, compared with the amounts that would have been reported for 2004 if the exchange rate had remained unchanged from December 31, 2003.

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

     Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page II-37 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At December 31, consolidated yen-denominated net assets subject to foreign currency fluctuation were $735 million in 2004 and $291 million in 2003. Aflac Japan's yen-denominated net assets were $2.2 billion at December 31, 2004, compared with $1.7 billion a year ago. Aflac Incorporated's yen-denominated net liabilities were $1.5 billion at both December 31, 2004 and 2003. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2004			2003

Yen/dollar exchange rates	89.21	104.21*	119.21	92.13	107.13*	122.13

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$24,201	$20,718	$18,111	$21,524	$18,510	$16,237
Perpetual debentures	3,924	3,358	2,937	3,386	2,911	2,554
Equity securities	55	47	41	43	37	32
Securities held to maturity:
Fixed maturities	11,755	10,064	8,797	10,158	8,737	7,663
Perpetual debentures	5,560	4,759	4,160	4,996	4,297	3,769
Cash and cash equivalents	667	571	499	700	602	528

Subtotal	46,162	39,517	34,545	40,807	35,094	30,783

Liabilities:
Notes payable	1,144	980	856	1,116	960	842
Cross-currency swaps	623	533	466	603	519	455
Japanese policyholder
protection fund	308	254	230	308	265	232
Other financial instruments	42	36	32	6	5	5

Subtotal	2,117	1,803	1,584	2,033	1,749	1,534

Net yen-denominated
financial instruments	44,045	37,714	32,961	38,774	33,345	29,249
Other yen-denominated assets	5,733	4,908	4,290	5,393	4,637	4,068
Other yen-denominated liabilities	(48,920)	(41,887)	(36,609)	(43,828)	(37,691)	(33,062)

Consolidated yen-denominated
net assets subject to foreign
currency fluctuation	$858	$735	$642	$339	$291	$255

*Actual year-end exchange rates

     We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we transfer funds from Aflac Japan to Aflac U.S., which is done annually. The exchange rates prevailing at the time of transfer will differ from the exchange rates prevailing at the time the yen profits were earned. These repatriations have not been greater than 80% of Aflac Japan's prior year FSA-based earnings. A portion of the repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars.

Interest Rate Risk

     Our primary interest rate exposure is to the effect of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which measures price percentage volatility, to estimate the sensitivity of fair values to interest rate changes on debt securities we own. For example, if the current duration of a debt security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

     The estimated effect of potential increases in interest rates on the fair values of debt securities we own, notes payable, cross-currency swaps and our obligation for the Japanese policyholder protection fund as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2004		2003

		+100		+100
	Market	Basis	Market	Basis
(In millions)	Value	Points	Value	Points

Debt securities:
Fixed-maturity securities:
Yen-denominated	$31,225	$28,134	$27,757	$25,103
Dollar-denominated	8,463	7,740	8,001	7,336
Perpetual debentures:
Yen-denominated	8,282	7,466	7,323	6,616
Dollar-denominated	661	619	438	416

Total debt securities	$48,631	$43,959	$43,519	$39,471

Notes payable*	$1,461	$1,428	$1,451	$1,405

Cross-currency swap liabilities	$66	$64	$29	$25

Japanese policyholder protection fund	$254	$254	$265	$265

*Excludes capitalized lease obligations

     Changes in the interest rate environment have contributed to significant unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains because we have the intent and ability to hold these securities to maturity. Should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize significant losses because we have the ability to hold such securities to maturity. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

     We attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. The average duration of policy benefits and related expenses to be paid in future years was approximately 13 years at December 31, 2004, and 12 years at December 31, 2003. The average duration of the yen-denominated debt securities was approximately 12 years at December 31, 2004, and 11 years at December 31, 2003. The average duration of premiums to be received in the future was approximately 10 years on policies in force at December 31, 2004, and nine years at December 31, 2003. The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of investment expenses)

	2004			2003			2002

	U.S.	Japan	*	U.S.	Japan	*	U.S.	Japan	*

Policies issued during year:
Required interest on
policy reserves	6.36%	2.97%		6.40%	2.98%		6.43%	2.98%
New money yield on
investments	6.25	3.00		6.46	3.27		7.52	3.65
Policies in force during year:
Required interest on
policy reserves	6.40	4.87		6.40	4.93		6.39	5.04
Net investment yield	6.68	3.96		7.36	4.13		7.56	4.40

*Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan's annuities, and dollar-denominated investments and related investment income

     In 2004, U.S. new money yields were less than the required interest on policy reserves for new business in the United States. If this situation continues, we will re-evaluate our interest assumptions for new business.

     The net investment yield of 6.68% in 2004 for Aflac U.S. was reduced by higher-than-usual securities lending at the end of the year. Excluding loaned securities at year-end, and the related investment income earned in 2004 from our securities lending program, the adjusted net investment yield was 7.22%.

     Over the next two years, we have several yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 3.96%. These securities total $308 million at amortized cost and have an average yield of 5.03%. These maturities will contribute to a continued decline in our overall portfolio yield. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Also, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. And despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan's aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.

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

     Aflac invests primarily within the debt securities markets. Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and the overall corporate objectives, in addition to credit risk. Our investment policy requires that all securities be rated investment grade at the time of purchase. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities.

     The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

(In millions)	2004	2003	2004		2003

Securities available for sale, at fair value:
Fixed maturities	$23,485	$21,098	$5,681	*	$5,397	*
Perpetual debentures	3,580	3,121	439		228
Equity securities	47	37	30		36

Total available for sale	27,112	24,256	6,150		5,661

Securities held to maturity, at amortized cost:
Fixed maturities	10,064	8,736	16		16
Perpetual debentures	4,759	4,297	-		-

Total held to maturity	14,823	13,033	16		16

Total investment securities	$41,935	$37,289	$6,166		$5,677

*Includes securities held by the Parent Company of $39 in 2003; the Parent Company had no investment securities as of December 31, 2004.

     The increase in investments during 2004 reflected the effect of a stronger yen/dollar exchange rate and the substantial cash flows in the functional currencies of our operations. See Capital Resources and Liquidity on page II-37 for additional information.

     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements.

     The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2004		2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,737	$18,122	$14,858	$17,307
Perpetual debentures	109	120	36	40
Equity securities	15	54	28	68

Total publicly issued	15,861	18,296	14,922	17,415

Privately issued securities:
Fixed maturities	20,481	21,566	17,579	18,451
Perpetual debentures	8,602	8,823	7,542	7,721
Equity securities	19	23	4	4

Total privately issued	29,102	30,412	25,125	26,176

Total investment securities	$44,963	$48,708	$40,047	$43,591

     Total privately issued securities accounted for 64.7%, at amortized cost, of total debt securities as of December 31, 2004, compared with 62.8% at December 31, 2003. Privately issued securities held by Aflac Japan at amortized cost accounted for $27.0 billion, or 60.1%, and $23.3 billion, or 58.1%, of total debt securities at December 31, 2004 and 2003, respectively. Reverse-dual currency debt securities accounted for $7.8 billion, or 26.8%, of total privately issued securities as of December 31, 2004, compared with $6.5 billion, or 25.7%, at December 31, 2003. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers. These non-Japanese issuers are willing to issue yen-denominated securities with longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of our securities have ratings from either a nationally recognized security rating organization or the SVO of the NAIC. The percentage distribution by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, was as follows:

	2004	2003	2002

AAA	9.1%	9.0%	1.7%
AA	41.2	18.1	21.1
A	36.7	32.4	47.5
BBB	13.0	40.5	29.7

Total	100.0%	100.0%	100.0%

     The percentage distribution, at amortized cost and fair value, by credit rating of debt securities we own was as follows:

	December 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.5%	3.5%	3.1%	3.1%
AA	32.7	34.3	31.0	33.5
A	36.2	36.1	33.9	33.6
BBB	25.8	24.6	29.2	27.4
BB or lower	1.8	1.5	2.8	2.4

Total	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. The decline in below-investment-grade securities is attributable to improvements in the credit ratings of several securities and our disposals of other below-investment-grade securities.

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below-investment-grade, we begin a more intensive monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and carrying value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the company. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with a carrying value in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section on page II-6. Securities classified as below investment grade as of December 31 were as follows:

Below-Investment-Grade Securities

	2004		2003

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$338	$300	$348	$294
KLM Royal Dutch Airlines	288	239	280	240
Toys R Us Japan	96	108	*	*
Royal and Sun Alliance Insurance**	-	-	233	185
Tyco Electronics (AMP Japan)	*	*	56	65
Asahi Finance Limited	*	*	48	83
LeGrand	46	51	46	46
Tennessee Gas Pipeline	31	33	31	31
SB Treasury Company LLC	*	*	28	32
Tyco International	*	*	18	21
Ikon, Inc.	8	9	16	20
Cerro Negro Finance**	-	-	12	13
PDVSA Finance**	-	-	9	9

Total	$807	$740	$1,125	$1,039

*	Investment grade at respective reporting date
**	Security sold during 2004

     Occasionally a debt security will be split-rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the SVO designation as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of December 31, 2004, represented .2% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment-Grade
(In millions)	Cost	Rating	Rating	Class	Status

Tyco Electronics (AMP Japan)	$58	Ba1	BBB	2	Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of December 31, 2004.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$29,283	$32,444	66.7%	$3,538	$377
Below-investment-grade securities	807	741	1.5	23	89
Held-to-maturity securities:
Investment-grade securities	14,839	15,446	31.8	898	291

Total	$44,929	$48,631	100.0%	$4,459	$757

     For a presentation of values and unrealized gains and losses for our investments in debt and equity securities as of December 31, 2004, see Note 3 of the Notes to the Consolidated Financial Statements.

     The following table presents an aging of securities in an unrealized loss position as of December 31, 2004.

Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$5,628	$377	$962	$48	$1,564	$85	$3,102	$244
Below-investment-						-	595	89
grade securities	595	89	-	-	-
Held-to-maturity
securities:
Investment-grade
securities	5,378	291	336	32	2,339	84	2,703	175

Total	$11,601	$757	$1,298	$80	$3,903	$169	$6,400	$508

     The following table presents a distribution of unrealized losses by magnitude as of December 31, 2004.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 35%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$5,628	$377	$5,494	$346	$134	$31
Below-investment-
grade securities	595	89	595	89	-	-
Held-to-maturity securities:
Investment-grade securities	5,378	291	5,186	250	192	41

Total	$11,601	$757	$11,275	$685	$326	$72

     The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2004.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

KLM Royal Dutch Airlines	B	$288	$239	$49
Ahold Finance	BB	338	300	38
Kredietbank	A	260	225	35
CSAV	BBB	230	196	34
United Mexican States	BBB	430	402	28
Union Fenosa	BBB	355	328	27
Erste Bank	A	432	407	25
Oman	BBB	336	311	25
Royal Bank of Scotland	AA	300	276	24
Hypo-Vorarlberger Bank	A	105	81	24

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

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, we recognized the following impairment charges in each of the years ended December 31.

(In millions)	2004	2003	2002

Perpetual debentures	$-	$-	$37
Equity securities	1	1	21

Total impairments	$1	$1	$58

     Realized losses on debt securities by investment-grade status were as follows for the year ended December 31, 2004.

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$202	$10
Six months to 12 months	126	9
Over 12 months	4	-

Subtotal	332	19

Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	9	12
Over 12 months	205	23

Subtotal	214	35

Total	$546	$54

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $3.8 billion, or 7.3% of total investments and cash, as of December 31, 2004, compared with $1.1 billion, or 2.4% at December 31, 2003. The increase in cash was due to an increase in cash collateral ($2.6 billion) attributable to a higher level of loaned securities at year-end. Mortgage loans on real estate and other long-term investments remained immaterial at both December 31, 2004 and 2003.

     For additional information concerning investments and fair values, including information on the maturities of our investments in fixed maturities and perpetual debentures presented by segment at cost and fair value, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.6 billion at December 31, 2004, an increase of $550 million, or 10.9% for the year. Aflac Japan's deferred policy acquisition costs were $3.8 billion at December 31, 2004, an increase of $372 million, or 10.8% (7.8% increase in yen). The stronger yen at year-end increased reported deferred policy acquisition costs by $104 million. At December 31, 2004, deferred policy acquisition costs of Aflac U.S. were $1.8 billion, an increase of $178 million, or 11.1%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales.

Policy Liabilities

     Policy liabilities totaled $43.6 billion at December 31, 2004, an increase of $4.3 billion, or 11.0% for the year. Aflac Japan's policy liabilities were $39.4 billion at December 31, 2004, an increase of $3.9 billion, or 10.8% (7.8% increase in yen). The stronger yen at year-end increased reported policy liabilities by $1.1 billion. At December 31, 2004, policy liabilities of Aflac U.S. were $4.2 billion, an increase of $465 million, or 12.5%. The increase in policy liabilities is the result of the growth and aging of our in-force business.

Notes Payable

     The Parent Company has issued yen-denominated Samurai notes in Japan. In 2000, we issued 30 billion yen of Samurai notes (approximately $277 million). In 2001, we issued 40 billion yen (approximately $333 million) and in 2002, we issued 30 billion yen (approximately $254 million). All three issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. Proceeds were used for various corporate purposes. For these loans, the principal amounts as stated in dollars fluctuate due to changes in the yen/dollar exchange rate.

     In 1999, the Parent Company issued $450 million of senior notes with a 6.50% coupon, due April 2009. The notes are redeemable at our option at any time at a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. Proceeds were used for various corporate purposes. We entered into cross-currency swaps that effectively convert the dollar-denominated principal and interest of these notes into yen-denominated obligations. The notional amount of the cross-currency swaps is $450 million (55.6 billion yen) with a blended fixed interest rate of 1.67% payable in yen. At December 31, 2004, the fair value of the swaps was a liability of $66 million, compared with $29 million in 2003.

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 21.7% as of December 31, 2004, and 24.6% as of December 31, 2003.

Off-Balance Sheet Arrangements

     As of December 31, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Benefit Plans

     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 10 of the Notes to the Consolidated Financial Statements.

State Guaranty Associations and Policyholder Protection Fund

     The U.S. and Japanese insurance industries each have policyholder protection systems that provide funds for the policyholders of insolvent insurers.

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

     In Japan, we recognize charges for our estimated share of the insurance industry's obligation once it is determinable. In 2002, the Japanese government extended until March 2006 its pledge to enact fiscal safety-net measures for the insurance industry through the Life Insurance Policyholder Protection Corporation (LIPPC). However, as part of this commitment, the insurance industry was required to contribute additional funds to the LIPPC. In 2003, the Japanese government and the insurance industry agreed to extend the time over which the industry's contribution to the LIPPC would be paid. Currently, the LIPPC is reassessing the necessity of future assessments as well as the time period over which current assessments will be funded. As a result, the likelihood and timing of potential future assessments cannot be determined at this time.

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS No. 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At December 31, 2004, and 2003, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 76.6 billion yen and 31.3 billion yen, respectively. The increase in our yen-denominated net asset position is primarily a result of an increased net asset position that we chose not to hedge.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $643 million in 2004, compared with $408 million in 2003 and $358 million in 2002. During 2004, Aflac Japan paid $24 million to the Parent Company for management fees, compared with $26 million in 2003 and $25 million in 2002. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In 2003, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $960 million using the December 31, 2004, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. In 2002, we issued the final 30 billion yen (approximately $254 million at that date) of a previous Samurai note shelf registration. The securities issued under the earlier shelf registration are not available to U.S. persons or entities. For additional information, see discussion on page II-35 under Notes Payable. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

     In general, our insurance products provide fixed-benefit amounts that are not subject to medical-cost inflation. Furthermore, our business is widely dispersed in both the United States and Japan. This geographic dispersion and the nature of our benefit structure mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Additionally, our insurance policies generally are not interest-sensitive and therefore are not subject to unexpected policyholder redemptions due to investment yield changes. As a result of policyholder aging, claims payments are expected to gradually increase over the life of a policy. Therefore, future policy benefit reserves are accumulated in the early years of a policy and are designed to help fund future claims payments. We expect our future cash flows from premiums and our investment portfolio to be sufficient to meet our cash needs for benefits and expenses.

     The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2004. We translated our yen-denominated obligations using the December 31, 2004 exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

			Less
	Total	Total	Than	One to	Four to	After
(In millions)	Liability*	Payments	One Year	Three Years	Five Years	Five Years

Future policy benefits liability	$39,360	$202,298	$6,195	$12,251	$12,319	$171,533
Unpaid policy claims liability	2,355	2,355	1,800	348	119	88
Long-term debt - principal	1,410	1,410	288	672	450	-
Long-term debt - interest	3	64	19	27	18	-
Policyholder protection fund	254	254	24	64	53	113
Operating lease obligations	-	75	39	23	5	8
Capitalized lease obligations	20	20	8	10	2	-

Total contractual obligations	$43,402	$206,476	$8,373	$13,395	$12,966	$171,742

*Liability amounts are those reported on the consolidated balance sheet as of December 31, 2004.

     The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2004. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $39.4 billion at December 31, 2004, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the years ended December 31.

Consolidated Cash Flows by Activity

(In millions)	2004	2003	2002

Operating activities	$4,486	$3,389	$3,038
Investing activities	(1,418)	(3,500)	(2,274)
Financing activities	(313)	(298)	(320)
Exchange effect on cash and cash equivalents	6	82	83

Net change in cash and cash equivalents	$2,761	$(327)	$527

Operating Activities

     In 2004 consolidated cash flow from operations increased 32.4% to $4.5 billion, compared with $3.4 billion in 2003 and $3.0 billion in 2002. Net cash flow from operations other than Japan increased 23.2% in 2004 to $817 million, compared with $663 million in 2003 and $521 million in 2002. Net cash flow from operations for Aflac Japan increased 34.6% in 2004 to $3.7 billion, compared with $2.7 billion in 2003 and $2.5 billion in 2002. The increase in Aflac Japan cash flows in 2004 was primarily attributable to the growth of our business, lower cash surrender values as a result of improved policy persistency, and the stronger yen. The increase in Aflac Japan cash flows in 2003 was primarily attributable to the growth of our business and the stronger yen.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. As a result of our securities lending activities at the end of 2004, consolidated cash flow used by investing activities decreased 59.5% to $1.4 billion in 2004, compared with $3.5 billion in 2003 and $2.3 billion in 2002. Aflac Japan had cash outflows from investing activities of $3.7 billion in 2004, compared with cash outflows of $3.1 billion in 2003 and $1.9 billion in 2002.

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were 5% of the annual average investment portfolio of debt securities available for sale during the year ended December 31, 2004, compared with 7% in 2003 and 5% in 2002.

Financing Activities

     Consolidated cash used by financing activities was $313 million in 2004, $298 million in 2003 and $320 million in 2002. Cash provided by investment-type contracts increased to $220 million in 2004, compared with $159 million in 2003 and $74 million in 2002. In 2002, we received net proceeds of $254 million in connection with the issuance of Samurai notes due in 2007 and paid in full our revolving credit agreement ($221 million).

     The following table presents a summary of treasury stock activity during the years ended December 31.

(In millions)	2004	2003	2002

Treasury stock purchases	$392	$343	$346

Shares purchased	10	10	12

Stock issued from treasury	$39	$33	$35

Shares issued	3	3	3

     The 2004 dividend of $.38 per share increased 26.7% over 2003. The 2003 dividend of $.30 per share increased 30.4% over 2002. The following table presents the sources of dividends paid to shareholders.

(In millions)	2004	2003	2002

Dividends paid in cash	$182	$146	$112
Dividends through issuance of treasury shares	10	8	7

Total dividends to shareholders	$192	$154	$119

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

     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC's risk-based capital (RBC) formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer's operations. Aflac's RBC ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong RBC ratio and statutory capital and surplus position in future periods.

     In addition to restrictions by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. Aflac Japan's solvency margin ratio significantly exceeds regulatory minimums.

     Payments are made from Aflac Japan to the Parent Company for management fees (discussed above) and to Aflac U.S. for allocated expenses and remittances of earnings. In 2004, expenses allocated to Aflac Japan were $26 million and were $22 million in both 2003 and 2002. During 2004, Aflac Japan also remitted profits of $220 million (23.9 billion yen) to Aflac U.S., compared with $385 million (45.6 billion yen) in 2003 and $383 million (45.3 billion yen) in 2002. The decrease in profit repatriation in 2004 was due to the effect of the Parmalat investment loss in the fourth quarter of 2003 and our decision to leave capital in Japan in order to maintain a strong solvency margin. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements.

Rating Agencies

     Aflac is rated "AA" by both Standard & Poor's and Fitch Ratings and "Aa2 (Excellent)" by Moody's for financial strength. A.M. Best assigned Aflac an "A+ (Superior)" rating for financial strength and operating performance. Aflac Incorporated's credit rating for senior debt is "A" by Standard & Poor's; "A+" by Fitch Ratings; and "A2" by Moody's.

Other

     In January 2005, the board of directors declared the first quarter cash dividend of $.11 per share. The dividend is payable on March 1, 2005, to shareholders of record at the close of business on February 18, 2005. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of December 31, 2004, approximately 27 million shares were available for purchase under our share repurchase program.

     For information regarding commitments and contingent liabilities, see Note 11 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2004	2003	2002

Revenues:
Premiums, principally supplemental health insurance	$11,302	$9,921	$8,595
Net investment income	1,957	1,787	1,614
Realized investment gains (losses)	(12)	(301)	(14)
Other income	34	40	62

Total revenues	13,281	11,447	10,257

Benefits and expenses:
Benefits and claims	8,482	7,529	6,589
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	519	464	385
Insurance commissions	1,252	1,146	1,037
Insurance expenses	1,098	982	842
Interest expense	23	22	20
Japanese policyholder protection fund provision	-	-	40
Other operating expenses	100	79	85

Total acquisition and operating expenses	2,992	2,693	2,409

Total benefits and expenses	11,474	10,222	8,998

Earnings before income taxes	1,807	1,225	1,259

Income tax expense:
Current	391	212	353
Deferred	245	218	85
Release of valuation allowance on deferred tax assets	(128)	-	-

Total income taxes	508	430	438

Net earnings	$1,299	$795	$821

Net earnings per share:
Basic	$2.56	$1.55	$1.59
Diluted	2.52	1.52	1.55

Common shares used in computing
earnings per share (In thousands):
Basic	507,333	513,220	517,541
Diluted	516,421	522,138	528,326

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2004	2003

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $26,138 in 2004
and $23,686 in 2003)	$29,166	$26,495
Perpetual debentures (amortized cost $3,952 in 2004
and $3,280 in 2003)	4,019	3,349
Equity securities (cost $34 in 2004 and $33 in 2003)	77	73
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $10,522 in 2004 and $9,263 in 2003)	10,080	8,752
Perpetual debentures (fair value $4,924 in 2004	4,759	4,297
and $4,412 in 2003)
Other investments	41	32
Cash and cash equivalents	3,813	1,052

Total investments and cash	51,955	44,050
Receivables, primarily premiums	417	547
Accrued investment income	495	456
Deferred policy acquisition costs	5,595	5,044
Property and equipment, at cost less accumulated depreciation	515	518
Other	349	349

Total assets	$59,326	$50,964

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2004	2003

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$39,360	$35,588
Unpaid policy claims	2,355	2,115
Unearned premiums	593	516
Other policyholders' funds	1,248	1,021

Total policy liabilities	43,556	39,240
Notes payable	1,429	1,409
Income taxes	2,583	2,189
Payables for return of cash collateral on loaned securities	2,887	374
Other	1,298	1,106
Commitments and contingent liabilities (Notes 10 and 11)

Total liabilities	51,753	44,318

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 652,628
shares in 2004 and 651,554 shares in 2003	65	65
Additional paid-in capital	468	417
Retained earnings	6,992	5,885
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	220	213
Unrealized gains on investment securities	2,417	2,316
Minimum pension liability adjustment	(28)	(36)
Treasury stock, at average cost	(2,561)	(2,214)

Total shareholders' equity	7,573	6,646

Total liabilities and shareholders' equity	$59,326	$50,964

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2004	2003	2002

Common stock:
Balance, beginning and end of year	$65	$65	$65

Additional paid-in capital:
Balance, beginning of year	417	371	338
Exercise of stock options, including income tax benefits	15	19	11
Gain on treasury stock reissued	36	27	22

Balance, end of year	468	417	371

Retained earnings:
Balance, beginning of year	5,885	5,244	4,542
Net earnings	1,299	795	821
Dividends to shareholders ($.38 per share in 2004,
$.30 per share in 2003, and $.23 in 2002)	(192)	(154)	(119)

Balance, end of year	6,992	5,885	5,244

Accumulated other comprehensive income:
Balance, beginning of year	2,493	2,630	2,091
Change in unrealized foreign currency translation
gains (losses) during year, net of income taxes	7	(9)	9
Change in unrealized gains (losses) on investment
securities during year, net of income taxes	101	(100)	538
Minimum pension liability adjustment during year, net
of income taxes	8	(28)	(8)

Balance, end of year	2,609	2,493	2,630

Treasury stock:
Balance, beginning of year	(2,214)	(1,916)	(1,611)
Purchases of treasury stock	(392)	(343)	(346)
Cost of shares issued	45	45	41

Balance, end of year	(2,561)	(2,214)	(1,916)

Total shareholders' equity	$7,573	$6,646	$6,394

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2004	2003	2002

Cash flows from operating activities:
Net earnings	$1,299	$795	$821
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	159	(86)	(11)
Increase in deferred policy acquisition costs	(443)	(408)	(372)
Increase in policy liabilities	3,023	2,641	2,385
Change in income tax liabilities	347	83	67
Realized investment losses	12	301	14
Japanese policyholder protection fund provision	-	-	40
Other, net	89	63	94

Net cash provided by operating activities	4,486	3,389	3,038

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,481	1,908	1,729
Fixed maturities matured	820	1,458	1,188
Perpetual debentures sold	-	131	-
Equity securities	-	223	69
Securities held to maturity:
Fixed maturities matured or called	1	1	240
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,914)	(5,059)	(3,057)
Perpetual debentures	(464)	(288)	-
Equity securities	(1)	(3)	(130)
Securities held to maturity:
Fixed maturities	(1,468)	(947)	(2,619)
Perpetual debentures	(358)	(170)	(136)
Cash received as collateral on loaned securities, net	2,512	(727)	485
Additions to property and equipment, net	(21)	(21)	(25)
Other, net	(6)	(6)	(18)

Net cash used by investing activities	$(1,418)	$(3,500)	$(2,274)

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31,

(In millions)	2004	2003	2002

Cash flows from financing activities:
Proceeds from borrowings	$-	$-	$254
Principal payments under debt obligations	(12)	(20)	(234)
Change in investment-type contracts, net	220	159	74
Dividends paid to shareholders	(182)	(146)	(112)
Purchases of treasury stock	(392)	(343)	(346)
Treasury stock reissued	39	33	35
Other, net	14	19	9

Net cash used by financing activities	(313)	(298)	(320)

Effect of exchange rate changes on cash
and cash equivalents	6	82	83

Net change in cash and cash equivalents	2,761	(327)	527
Cash and cash equivalents, beginning of year	1,052	1,379	852

Cash and cash equivalents, end of year	$3,813	$1,052	$1,379

Supplemental disclosures of cash flow information - See Note 12

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In millions)	2004	2003	2002

Net earnings	$1,299	$795	$821

Other comprehensive income (loss) before
income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency
translation gains (losses) during year	(24)	(121)	(72)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	143	(604)	763
Reclassification adjustment for realized (gains)
losses included in net earnings	13	301	13
Minimum pension liability adjustment during year	13	(40)	(8)

Total other comprehensive income (loss)
before income taxes	145	(464)	696
Income tax expense (benefit) related to items of
other comprehensive income (loss)	28	(327)	157

Other comprehensive income (loss)
net of income taxes	117	(137)	539

Total comprehensive income	$1,416	$658	$1,360

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance operations are conducted through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Aflac Japan, which conducts its insurance operations in Japanese yen, accounted for 75% of the Company's total revenues in 2004, 74% in 2003 and 75% in 2002, and 80% of total assets at December 31, 2004, and 84% in 2003.

     Basis of Presentation: We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The consolidated financial statements include the accounts of the Parent Company, its majority owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

     Translation of Foreign Currencies: The functional currency of Aflac Japan's insurance operations is the Japanese yen. We translate financial statement accounts that are maintained in foreign currencies into U.S. dollars as follows. Assets and liabilities denominated in foreign currencies are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using weighted-average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2004.

     Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars.

     We have designated the cross-currency swaps and the yen-denominated notes payable held by the Parent Company as a hedge of our investment in Aflac Japan (see the section in this note titled, "Derivatives"). Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are included in accumulated other comprehensive income.

     Insurance Revenue and Expense Recognition: The supplemental health and life insurance policies we issue are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, we may adjust premiums for supplemental health policies issued in the United States within prescribed guidelines and with the approval of state insurance regulatory authorities.

     Insurance premiums for health and life policies are recognized ratably as earned income over the premium payment periods of the policies. When revenues are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to premium revenues during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

     The calculation of deferred policy acquisition costs and the liability for future policy benefits requires the use of estimates consistent with sound actuarial valuation techniques. For new policy issues, we review our actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, we evaluate deferred policy acquisition costs by major product groupings to determine that they are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

     Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased.

     Investments: Our debt securities include fixed-maturity securities and perpetual debentures, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that we have the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other debt securities and our equity securities are classified as available for sale and are carried at fair value. If the fair value is higher than the amortized cost for debt securities, or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss.

     The net unrealized gains and losses on securities available for sale, plus the unamortized unrealized gains and losses on debt securities transferred to the held-to-maturity portfolio, less related deferred income taxes, are included in accumulated other comprehensive income.

     Amortized cost of debt securities is based on our purchase price adjusted for accrual of discount, or amortization of premium. The amortized cost of debt securities we purchase at a discount will equal the face or par value at maturity. Debt securities that we purchase at a premium will have an amortized cost equal to face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.

     For the collateralized mortgage obligations (CMOs) held in our fixed-maturity securities portfolio, we recognize income using a constant effective yield, which is based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in CMO securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

     We use the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings.

     Our portfolio managers and credit research personnel routinely monitor and evaluate the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and our evaluation for a potential recovery in market value, among other factors. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment's cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analyses, management believes that a decline in fair value is other than temporary, we adjust the amortized cost of the security and report a realized loss in the consolidated statements of earnings.

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the terms of the loans and are not reported as sales. We receive cash or other securities as collateral for such loans. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans collateralized by securities, the collateral is not reported as an asset or liability.

     Deferred Policy Acquisition Costs: The costs of acquiring new business are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual premium income to total anticipated premium income. Anticipated premium income is estimated by using the same mortality and persistency assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain direct and allocated policy issue, underwriting and marketing expenses. All of these costs vary with and are primarily related to the production of new business.

     Policy Liabilities: Future policy benefits represent claims that may occur in the future and are computed by a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect our experience, including a provision for adverse deviation. These assumptions are established at the time a policy is issued.

     Unpaid policy claims are estimates computed on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The ultimate liability may vary significantly from such estimates. We regularly adjust these estimates as new claims experience emerges and reflect the changes in operating results in the year such adjustments are made.

     Income Taxes: Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse.

     Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2004, our only outstanding derivative contracts were cross-currency swaps related to our $450 million senior notes (see Notes 4 and 6).

     We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives for undertaking various hedge transactions. This process includes linking derivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values of the hedged items. The assessment of hedge effectiveness determines the noncash accounting treatment of changes in fair value.

     We have designated our cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. We include the fair value of the cross-currency swaps in either other assets or other liabilities on the balance sheet. We report the changes in fair value of the foreign currency portion of our cross-currency swaps in other comprehensive income. Changes in the fair value of the interest rate component are reflected in other income in the consolidated statements of earnings.

     Policyholder Protection Fund and State Guaranty Association Assessments: In Japan, the government has required the insurance industry to contribute to a policyholder protection fund. We recognize a charge for our estimated share of the industry's obligation once it is determinable. We review the estimated liability for policyholder protection fund contributions on an annual basis and report any adjustments in Aflac Japan's expenses.

     In the United States, each state has a guaranty association that supports insolvent insurers operating in those states. To date, our state guaranty association assessments have not been material.

     Equity-Based Compensation: We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan, which is described more fully in Note 8. All options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

(In millions, except for per-share amounts)	2004	2003	2002

Net earnings, as reported	$1,299	$795	$821
Deduct compensation expense determined under a
fair value method, net of tax	(33)	(27)	(36)

Pro forma net earnings	$1,266	$768	$785

Earnings per share:
Basic - as reported	$2.56	$1.55	$1.59
Basic - pro forma	2.49	1.50	1.52

Diluted - as reported	$2.52	$1.52	$1.55
Diluted - pro forma	2.45	1.47	1.48

     Treasury Stock: Treasury stock is reflected as a reduction of shareholders' equity at cost, which is the market value at the time of purchase. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued. We include any gains and losses in additional paid-in capital when treasury stock is reissued.

     Earnings Per Share: We compute basic earnings per share (EPS) by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period plus the shares representing the dilutive effect of stock options.

     New Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R are effective for the first reporting period beginning after June 15, 2005, although earlier application is encouraged. In accordance with its early adoption provisions, we will begin accounting for stock options and other share-based payments using the modified-retrospective transition method effective January 1, 2005. We do not expect a material change in our future grant activity.

     In March 2004, the FASB's Emerging Issues Task Force (EITF) finalized Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The FASB has delayed the implementation of EITF 03-1 and has begun a new project to address the issues associated with other-than-temporary impairment of debt and equity securities. The outcome of this new project and its impact on how we manage our portfolio cannot be determined at this time.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB (Accounting Research Bulletin) No. 51. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which delayed the effective date of FIN 46 for all VIEs until March 2004. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46R and its various interpretations have not materially impacted our financial position or results of operations.

     Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

     Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

2.	FOREIGN AND BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S. We sell individual supplemental health and life insurance through Aflac Japan and Aflac U.S.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings as presented in this report excludes from net earnings the following items on an after-tax basis: realized investment gains/losses, the impact from SFAS 133, the gain from the release of valuation allowance for deferred tax assets in 2004, the gain from the Japanese pension obligation transfer in 2004, and the charge for the Japanese policyholder protection fund in 2002. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment and lines of business for the years ended December 31 follows:

(In millions)	2004	2003	2002

Revenues:
Aflac Japan:
Earned premiums:
Cancer life	$5,223	$4,864	$4,492
Other accident and health	2,220	1,687	1,201
Life insurance	925	775	680
Net investment income	1,557	1,421	1,276
Other income	18	18	1

Total Aflac Japan	9,943	8,765	7,650

Aflac U.S.:
Earned premiums:
Accident/disability	1,261	1,085	900
Cancer expense	918	842	757
Other health	649	574	487
Life insurance	107	93	77
Net investment income	396	362	331
Other income	9	9	9

Total Aflac U.S.	3,340	2,965	2,561

Other business segments	33	43	48

Total business segments	13,316	11,773	10,259
Realized investment gains (losses)	(12)	(301)	(14)
Japanese pension obligation transfer	6	-	-
Corporate*	24	39	78
Intercompany eliminations	(53)	(64)	(66)

Total revenues	$13,281	$11,447	$10,257

*Includes investment income of $5 in 2004 and 2003 and $7 in 2002. Also includes a loss of $15 in 2004 and $3 in 2003 and a gain of $37 in 2002 related to the impact from SFAS 133.

(In millions)	2004	2003	2002

Pretax earnings:
Aflac Japan	$1,404	$1,140	$938
Aflac U.S.	502	451	402
Other business segments	-	(1)	1

Total business segments	1,906	1,590	1,341
Interest expense, noninsurance operations	(20)	(19)	(16)
Corporate and eliminations	(58)	(42)	(49)

Pretax operating earnings*	1,828	1,529	1,276
Realized investment gains (losses)	(12)	(301)	(14)
Impact from SFAS 133	(15)	(3)	37
Japanese pension obligation transfer	6	-	-
Japanese policyholder protection fund provision	-	-	(40)

Total earnings before income taxes	$1,807	$1,225	$1,259

*Income taxes applicable to pretax operating earnings were $642 in 2004, $540 in 2003 and $452 in 2002. The effect of foreign currency translation increased after-tax operating earnings by $39 in 2004, compared with $33 in 2003 and a decrease of $10 in 2002.

     Assets as of December 31 were as follows:

(In millions)	2004	2003	2002

Assets:
Aflac Japan	$47,556	$42,654	$37,983
Aflac U.S.	11,393	7,966	6,672
Other business segments	85	57	62

Total business segments	59,034	50,677	44,717
Corporate	9,288	8,276	7,887
Intercompany eliminations	(8,996)	(7,989)	(7,546)

Total assets	$59,326	$50,964	$45,058

     Net additions to property and equipment, including capitalized lease obligations, were $27 million in 2004, $35 million in 2003 and $33 million in 2002. The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 45 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are expensed as incurred; expenditures for betterments are capitalized and depreciated. Depreciation and amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows:

(In millions)	2004	2003	2002

Depreciation expense	$48	$48	$50
Amortization expense	38	11	10

Total depreciation and amortization expense*	$86	$59	$60

*Aflac Japan accounted for $60 in 2004, $33 in 2003, and $29 in 2002.

     The increase in amortization expense in 2004 was primarily attributable to the write-down of previously capitalized systems development costs for Aflac Japan's new administration system ($26 million before taxes).

     Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings and was as follows for each of the three years ended December 31:

(In millions)	2004	2003	2002

Advertising expense:
Aflac Japan	$65	$59	$48
Aflac U.S.	69	61	57

Total advertising expense	$134	$120	$105

     Receivables consisted primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2004, $183 million, or 43.9% of total receivables were related to Aflac Japan's operations, compared with $291 million, or 53.2%, at December 31, 2003.

     Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for the three-year period ended December 31, 2004. The exchange effect was calculated using the same yen/dollar exchange rate for the current year as each respective prior year.

	2004	2003	2002

Balance Sheets:
Yen/dollar exchange rate at December 31	104.21	107.13	119.90
Yen percent strengthening (weakening)	2.8%	11.9%	10.1%
Exchange effect on total assets (billions)	$1.2	$4.2	$3.2
Exchange effect on total liabilities (billions)	1.2	4.2	3.1
Statements of Earnings:
Weighted-average yen/dollar exchange rate	108.26	115.95	125.15
Yen percent strengthening (weakening)	7.1%	7.9%	(2.9)%
Exchange effect on net earnings (millions)*	$39	$33	$(10)
Exchange effect on diluted net EPS*	.08	.06	(.02)

*Translation effect on Aflac Japan segment and Parent Company yen-denominated interest expense

     Aflac Japan owns U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. We have designated the Parent Company's yen-denominated notes payable and cross-currency swaps as a hedge of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at December 31 (translated at end-of-period exchange rates):

(In millions)	2004	2003

Aflac Japan net assets	$5,381	$4,661
Aflac Japan dollar-denominated net assets	(3,153)	(2,917)

Aflac Japan yen-denominated net assets	2,228	1,744
Parent Company yen-denominated net liabilities	(1,493)	(1,453)

Consolidated yen-denominated net assets subject to
foreign currency translation fluctuations	$735	$291

     Remittances from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. Information on remittances for each of the years ended December 31 is shown below. See Note 9 for information concerning restrictions on remittances from Aflac Japan.

(In millions)	2004	2003	2002

Management fees	$24	$26	$25
Allocated expenses	26	22	21
Remittances of earnings	220	385	383

Total remittances from Aflac Japan	$270	$433	$429

     Policyholder Protection Fund: In 2002, the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) agreed to increase the life insurance industry's obligation to the Japanese policyholder protection fund. We recognized our estimated share of this additional obligation in 2002 and decreased pretax earnings by $40 million ($26 million after taxes, or $.05 per diluted share). During 2003, the Japanese government and the insurance industry agreed to extend the time over which the industry's contribution to the LIPPC would be paid. The total liability accrued for our obligations to the policyholder protection fund was $254 million (26.5 billion yen) at December 31, 2004, compared with $265 million (28.4 billion yen) a year ago. The obligation is expected to be payable in semi-annual installments through 2013.

3.	INVESTMENTS

     The amortized cost for debt securities, cost for equity securities and the fair values of these investments at December 31 are shown in the following table.

	2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale,
carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,572	$1,522	$43	$10,051
Municipalities	3	-	-	3
Mortgage-backed securities	43	1	-	44
Public utilities	2,427	247	34	2,640
Sovereign and supranational	1,036	104	25	1,115
Banks/financial institutions	3,231	312	37	3,506
Other corporate	3,304	199	144	3,359

Total yen-denominated	18,616	2,385	283	20,718

Dollar-denominated:
Government	199	7	1	205
Municipalities	75	7	-	82
Mortgage-backed securities	259	8	2	265
Public utilities	854	122	1	975
Sovereign and supranational	292	55	-	347
Banks/financial institutions	2,698	319	5	3,012
Other corporate	3,145	424	7	3,562

Total dollar-denominated	7,522	942	16	8,448

Total fixed maturities	26,138	3,327	299	29,166

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,344	181	167	3,358
Dollar-denominated:
Banks/financial institutions	608	53	-	661

Total perpetual debentures	3,952	234	167	4,019

Equity securities	34	43	-	77

Total securities available for sale	$30,124	$3,604	$466	$33,262

	2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity,
carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage-backed securities	$52	$-	$1	$51
Public utilities	1,186	31	39	1,178
Sovereign and supranational	2,532	159	42	2,649
Banks/financial institutions	3,779	200	81	3,898
Other corporate	2,515	220	4	2,731

Total yen-denominated	10,064	610	167	10,507

Dollar-denominated:
Government	16	-	1	15

Total dollar-denominated	16	-	1	15

Total fixed maturities	10,080	610	168	10,522

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	4,759	288	123	4,924

Total perpetual debentures	4,759	288	123	4,924

Total securities held to maturity	$14,839	$898	$291	$15,446

	2003

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale,
carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$7,126	$1,645	$6	$8,765
Municipalities	8	-	-	8
Mortgage-backed securities	42	1	-	43
Public utilities	2,428	295	27	2,696
Sovereign and supranational	723	111	1	833
Banks/financial institutions	3,104	291	221	3,174
Other corporate	3,023	174	207	2,990

Total yen-denominated	16,454	2,517	462	18,509

Dollar-denominated:
Government	104	7	1	110
Municipalities	100	10	1	109
Mortgage-backed securities	259	9	3	265
Public utilities	798	87	1	884
Sovereign and supranational	386	54	-	440
Banks/financial institutions	2,527	267	7	2,787
Other corporate	3,057	352	18	3,391

Total dollar-denominated	7,231	786	31	7,986

Total fixed maturities	23,685	3,303	493	26,495

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	2,893	166	148	2,911
Dollar-denominated:
Banks/financial institutions	387	51	-	438

Total perpetual debentures	3,280	217	148	3,349

Equity securities	33	41	1	73

Total securities available for sale	$26,998	$3,561	$642	$29,917

	2003

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity,
carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage-backed securities	$52	$-	$1	$51
Public utilities	1,065	29	38	1,056
Sovereign and supranational	2,473	150	41	2,582
Banks/financial institutions	2,298	222	37	2,483
Other corporate	2,848	231	4	3,075

Total yen-denominated	8,736	632	121	9,247

Dollar-denominated:
Government	16	-	1	15

Total dollar-denominated	16	-	1	15

Total fixed maturities	8,752	632	122	9,262

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	4,297	225	110	4,412

Total perpetual debentures	4,297	225	110	4,412

Total securities held to maturity	$13,049	$857	$232	$13,674

     The components of net investment income for the years ended December 31 were as follows:

(In millions)	2004	2003	2002

Fixed-maturity securities	$1,621	$1,486	$1,337
Perpetual debentures	349	314	289
Equity securities and other	1	2	3
Short-term investments and cash equivalents	7	6	5

Gross investment income	1,978	1,808	1,634
Less investment expenses	21	21	20

Net investment income	$1,957	$1,787	$1,614

     Investment exposures, which individually exceeded 10% of shareholders' equity as of December 31, were as follows:

	2004			2003

	Credit	Amortized	Fair	Credit	Amortized	Fair
(In millions)	Rating	Cost	Value	Rating	Cost	Value

Japan National Government	AA	$8,065	$9,536	AA	$7,051	$8,691
The Israel Electric Corporation Ltd.	A/BBB	1,006	1,027	A/BBB	932	941
HSBC	AA/A	883	1,007	A	938	1,069
Credit Suisse First Boston	A	846	870	A	826	847
Republic of Tunisia	BBB	796	817	BBB	776	789
Takefuji Corporation	*	*	*	BBB	737	578
HBOS PLC	*	*	*	AA/A	697	716

*		Less than 10%

     Privately issued securities held by Aflac Japan at amortized cost accounted for $27.0 billion, or 60.1%, and $23.3 billion, or 58.1%, of total debt securities at December 31, 2004 and 2003, respectively. Total privately issued securities, at amortized cost, accounted for $29.1 billion, or 64.7%, of our total debt securities as of December 31, 2004, compared with $25.1 billion, or 62.8%, at December 31, 2003. Of the total privately issued securities, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $7.8 billion, or 26.8%, and $6.5 billion, or 25.7%, at amortized cost as of December 31, 2004 and 2003, respectively.

     At December 31, 2004, we owned debt securities that were rated below investment grade in the amount of $807 million at amortized cost ($740 million at fair value), or 1.8% of total debt securities, compared with $1.1 billion at amortized cost ($1.0 billion at fair value), or 2.8% of total debt securities a year ago. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

     As of December 31, 2004, $154 million, at fair value, of Aflac Japan's debt securities had been pledged to Japan's policyholder protection fund. At December 31, 2004, debt securities with a fair value of $10 million were on deposit with regulatory authorities in the United States, Japan and Hong Kong. We retain ownership of all securities on deposit and receive the related investment income.

     Information regarding realized and unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2004	2003	2002

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$36	$72	$97
Gross losses from sales	(54)	(366)	(47)
Impairment losses	-	-	(37)
Net gains from redemptions	6	8	-

Total debt securities	(12)	(286)	13

Equity securities:
Gross gains from sales	1	19	8
Gross losses from sales	-	(33)	(14)
Impairment losses	(1)	(1)	(21)

Total equity securities	-	(15)	(27)

Total realized investment losses	$(12)	$(301)	$(14)

Changes in unrealized gains (losses):
Debt securities:
Available for sale	$216	$(331)	$798
Transferred to held to maturity	(64)	(16)	11
Equity securities	4	44	(34)

Change in unrealized gains (losses)	$156	$(303)	$775

     During the third quarter of 2004, we received an issuer's offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer's offer of $205 million for the debt securities and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased pretax earnings by $12 million (after-tax $5 million, or $.01 per diluted share).

     Realized investment losses in 2003 related primarily to the sale of our investment in Parmalat. Following several credit ratings downgrades of its debt, we sold our holdings in Parmalat and realized a pretax loss of $257 million. We also sold our investment in Levi Strauss in 2003 at a pretax loss of $38 million. These investment losses and other investment transactions in the normal course of business decreased pretax earnings by $301 million (after-tax, $191 million or $.37 per diluted share).

     In 2002, we recognized pretax impairment losses of $58 million. These impairment losses were related to the corporate debt security of a Japanese issuer ($37 million) and various equity securities we believe experienced other than temporary declines in fair value. These impairment losses and other investment transactions in the normal course of business decreased pretax earnings by $14 million (after-tax, $15 million or $.03 per diluted share).

     Fair values of debt securities and privately issued equity securities were determined using quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources. The data used in estimating fair value include credit spreads of comparably credit-rated securities and market quotations of securities with similar maturity and call structure characteristics. Fair values are then computed using standard industry models that provide pricing data based on a wide variety of inputs as noted above. The fair values provided by outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, the inputs are re-examined and the value is confirmed or revised. The fair values for publicly traded equity securities were determined using market quotations from the public exchange markets where the security is principally traded.

     The fair values and unrealized losses for debt and equity securities in an unrealized loss position as of December 31, 2004, were as follows:

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$86	$1	$55	$-	$31	$1
Yen-denominated	621	43	556	41	65	2
Municipalities:
Dollar-denominated	12	-	-	-	12	-
Mortgage-backed
securities:
Dollar-denominated	129	3	111	2	18	1
Yen-denominated	36	1	8	-	28	1
Public utilities:
Dollar-denominated	19	-	11	-	8	-
Yen-denominated	1,169	74	542	13	627	61
Sovereign and
supranational:
Dollar-denominated	9	-	9	-	-	-
Yen-denominated	912	66	595	28	317	38
Banks/financial
institutions:
Dollar-denominated	132	4	63	1	69	3
Yen-denominated	2,511	118	1,488	58	1,023	60
Other corporate:
Dollar-denominated	180	7	96	3	84	4
Yen-denominated	1,762	148	362	3	1,400	145
Perpetual debentures:
Yen-denominated	3,262	292	837	85	2,425	207

Total debt securities	10,840	757	4,733	234	6,107	523
Equity securities	4	-	1	-	3	-

Total temporarily
impaired securities	$10,844	$757	$4,734	$234	$6,110	$523

     The fair values and unrealized losses for debt and equity securities in an unrealized loss position as of December 31, 2003, were as follows:

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$58	$2	$58	$2	$-	$-
Yen-denominated	583	6	583	6	-	-
Municipalities:
Dollar-denominated	11	-	11	-	-	-
Mortgage-backed
securities:
Dollar-denominated	53	2	53	2	-	-
Yen-denominated	37	1	37	1	-	-
Public utilities:
Dollar-denominated	63	2	63	2	-	-
Yen-denominated	810	66	521	30	289	36
Sovereign and
supranational:
Dollar-denominated	5	-	5	-	-	-
Yen-denominated	635	42	635	42	-	-
Banks/financial
institutions
Dollar-denominated	197	7	197	7	-	-
Yen-denominated	1,336	257	1,336	257	-	-
Other corporate:
Dollar-denominated	536	20	480	19	56	1
Yen-denominated	1,680	210	1,436	157	244	53
Perpetual debentures:
Yen-denominated	3,189	258	2,701	182	488	76

Total debt securities	9,193	873	8,116	707	1,077	166
Equity securities	4	-	1	-	3	-

Total temporarily
impaired securities	$9,197	$873	$8,117	$707	$1,080	$166

     The fair value of our investments in debt securities can fluctuate greatly as a result of changes in interest rates and foreign currency exchange rates. We believe that the declines in fair value displayed above primarily resulted from changes in the interest rate and foreign currency environments rather than credit issues. Therefore, we believe that it would be inappropriate to recognize impairment charges for changes in fair value that we believe are temporary.

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2004	2003

Unrealized gains on securities available for sale	$3,138	$2,918
Unamortized unrealized gains on securities transferred to held to maturity	544	608
Deferred income taxes	(1,265)	(1,210)

Shareholders' equity, unrealized gains on investment securities	$2,417	$2,316

     We attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related investment assets due to the unavailability of acceptable long-duration yen-denominated securities. The average duration of policy benefits and related expenses to be paid in future years was approximately 13 years at December 31, 2004, and 12 years at December 31, 2003. The average duration of the yen-denominated debt securities was approximately 12 years at December 31, 2004, and 11 years at December 31, 2003. The average duration of premiums to be received in the future was approximately 10 years on policies in force at December 31, 2004, and nine years at December 31, 2003.

     Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Also, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. In spite of the negative investment spreads, overall profit margins in Aflac Japan's aggregate block of business are adequate because of profits that continue to emerge from changes in mix of business and favorable mortality, morbidity, and expenses.

     The contractual maturities of our investments in fixed maturities at December 31, 2004, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$292	$295	$36	$36
Due after one year through five years	2,333	2,762	197	222
Due after five years through 10 years	5,232	6,503	397	458
Due after 10 years	13,060	13,762	4,289	4,819
U.S. mortgage-backed securities	155	163	147	146

Total fixed maturities available for sale	$21,072	$23,485	$5,066	$5,681

Held to maturity:
Due after one year through five years	$52	$55	$-	$-
Due after five years through 10 years	1,672	1,851	-	-
Due after 10 years	8,288	8,550	16	15
U.S. mortgage-backed securities	52	51	-	-

Total fixed maturities held to maturity	$10,064	$10,507	$16	$15

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

     In recent years we have purchased subordinated perpetual debenture securities. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently increase to a market interest rate plus 150 to 300 basis points and change to a variable-interest-rate basis, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual debentures at December 31, 2004, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$29	$29	$-	$-
Due after one year through five years	441	506	71	81
Due after five years through 10 years	49	110	-	-
Due after 10 years through 15 years	576	582	-	-
Due after 15 years	2,449	2,353	337	358

Total perpetual debentures
available for sale	$3,544	$3,580	$408	$439

Held to maturity:
Due after one year through five years	$420	$444	$-	$-
Due after five years through 10 years	1,048	1,153	-	-
Due after 10 years through 15 years	1,354	1,431	-	-
Due after 15 years	1,937	1,896	-	-

Total perpetual debentures
held to maturity	$4,759	$4,924	$-	$-

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At December 31, 2004, available-for-sale QSPEs totaled $1.4 billion at fair value ($1.4 billion at amortized cost), compared with $1.0 billion at fair value ($1.0 billion at amortized cost) at December 31, 2003. The underlying collateral assets of the QSPEs are yen-denominated securities, dollar-denominated securities or dollar-denominated securities that have been effectively transformed into yen-denominated assets through the use of currency and interest rate swaps. Each QSPE has a default trigger whereby default on any of the underlying notes would force dissolution of the QSPE, distribution of the underlying securities, and termination of the related swaps. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in VIEs totaling $1.9 billion at fair value, ($2.1 billion at amortized cost) at December 31, 2004. We have concluded that we are the primary beneficiary of VIEs totaling $1.7 billion at fair value ($1.8 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $242 million at fair value ($249 million at amortized cost) as of December 31, 2004. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2004 and 2003, we had security loans outstanding with a fair value of $2.9 billion and $365 million, respectively, and we held cash in the amount of $2.9 billion and $374 million, respectively, as collateral for the loaned securities.

     During 2004, we reclassified the debt security of a Japanese issuer from held to maturity to available for sale as a result of the issuer's credit rating downgrade. At the time of transfer, the debt security had an amortized cost of $118 million. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $24 million related to this security. This gain represented the remaining unamortized portion of a $32 million gain established in 2001, when we reclassified this investment from available for sale to held to maturity.

     During 2003, we also reclassified our investments in two issuers from held to maturity to available for sale as a result of the issuers' credit rating downgrades. These debt securities had an amortized cost of $366 million as of March 31, 2003, the date of transfer. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $4 million related to one of these securities. This gain represented the remaining unamortized portion of a $5 million gain established in 1998, when we reclassified this investment from available for sale to held to maturity.

4.	FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of the Company's financial instruments as of December 31 were as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Assets:
Fixed-maturity securities	$39,246	$39,688	$35,247	$35,758
Perpetual debentures	8,778	8,943	7,646	7,761
Equity securities	77	77	73	73
Liabilities:
Notes payable (excluding capitalized leases)	1,409	1,461	1,382	1,451
Cross-currency swaps	66	66	29	29
Obligation to Japanese policyholder
protection fund	254	254	265	265

     The methods of determining the fair values of our investments in debt and equity securities are described in Note 3. The fair values for notes payable with fixed interest rates were obtained from an independent financial information service. The fair values for our cross-currency swaps are the expected amounts that we would receive or pay to terminate the swaps, taking into account current interest rates, foreign currency rates and the current creditworthiness of the swap counterparties. The fair value of the Japanese policyholder protection fund is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years.

     The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the table presented above. The preceding table also excludes liabilities for future policy benefits and unpaid policy claims as these liabilities are not financial instruments as defined by GAAP.

     As of December 31, 2004, we had outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 6). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     Our risk management objectives related to our cross-currency swaps are to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations and to also reduce our interest expense by converting the dollar-denominated principal and interest on our senior notes into yen-denominated obligations. By entering into these cross-currency swaps, we have effectively converted the dollar-denominated principal and interest into yen-denominated obligations, thereby reducing our interest expense from 6.5% in dollars to 1.67% in yen. See Note 1 for information on the accounting policy for cross-currency swaps.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as of December 31 as follows:

(In millions)	2004	2003

Interest rate component	$21	$36
Foreign currency component	(91)	(69)
Accrued interest component	4	4

Total fair value of cross-currency swaps	$(66)	$(29)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income.

(In millions)	2004	2003	2002

Balance, beginning of year	$(69)	$(18)	$27
Increase (decrease) in fair value of cross-currency swaps	(37)	(54)	(8)
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	15	3	(37)

Balance, end of year	$(91)	$(69)	$(18)

     We are exposed to credit risk in the event of nonperformance by counterparties to these contracts. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings as of December 31:

(In millions)	2004		2003

Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps

AA	$(56)	$375	$(25)	$375
A	(10)	75	(4)	75

Total	$(66)	$450	$(29)	$450

     We have also designated our yen-denominated notes payable (see Note 6) as hedges of the foreign currency exposure of our investment in Aflac Japan.

5.	POLICY LIABILITIES

     Our policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities at December 31, 2004, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates

	Policy Issue			Year of	In 20
(In millions)	Year	2004	2003	Issue	Years

Health insurance:
Japan:	1999 - 2004	$3,154	$2,046	3.0%	3.0%
	1997 - 1999	2,475	2,249	3.5	3.5
	1995 - 1996	264	240	4.0	4.0
	1994 - 1996	3,613	3,318	4.5	4.5
	1987 - 1994	17,065	16,041	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	4,515	4,352	6.5 - 6.75	5.5
	1974 - 1979	993	974	7.0	5.0

U.S.:	1998 - 2004	773	587	7.0	7.0
	1988 - 2004	957	924	8.0	6.0
	1986 - 2004	1,257	1,099	6.0	6.0
	1985 - 1986	26	26	6.5	6.5
	1981 - 1986	229	235	7.0	5.5
	Other	36	39

Life insurance:
Japan:	2001 - 2004	40	21	1.85	1.85
	1999 - 2004	740	496	3.0	3.0
	1997 - 1999	572	511	3.5	3.5
	1994 - 1996	916	838	4.0	4.0
	1985 - 1993	1,659	1,526	5.25 - 5.65	5.25 - 5.65

U.S.:	1956 - 2004	76	66	4.0 - 6.0	4.0 - 6.0

Total		$39,360	$35,588

     The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.9% in 2004, 4.9% in 2003, and 5.0% in 2002; and for U.S. policies, 6.4% in 2004, 2003 and 2002.

     Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2004	2003	2002

Unpaid supplemental health claims, beginning of year	$2,008	$1,678	$1,540

Add claims incurred during the year related to:
Current year	4,886	4,237	3,642
Prior years	(375)	(275)	(354)

Total incurred	4,511	3,962	3,288

Less claims paid during the year on claims incurred during:
Current year	3,270	2,799	2,402
Prior years	1,067	982	866

Total paid	4,337	3,781	3,268

Effect of foreign exchange rate changes on unpaid claims	48	149	118

Unpaid supplemental health claims, end of year	2,230	2,008	1,678
Unpaid life claims, end of year	125	107	75

Total liability for unpaid policy claims	$2,355	$2,115	$1,753

6.	NOTES PAYABLE

     A summary of notes payable as of December 31 follows:

(In millions)	2004	2003

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	288	280
.87% notes due June 2006 (principal amount 40 billion yen)	384	373
.96% notes due June 2007 (principal amount 30 billion yen)	288	280
Capitalized lease obligations, payable through 2009	20	27

Total notes payable	$1,429	$1,409

     The Parent Company has three issues of yen-denominated Samurai notes totaling 100 billion yen outstanding in Japan. All three issues are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. These securities are not available to U.S. residents or entities.

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in Aflac Japan.

     In 1999, we issued $450 million of 6.50% senior notes due April 2009. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

     In 2003, the Parent Company filed a shelf Registration Statement with Japanese regulatory authorities to issue up to an additional 100 billion yen of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities.

     The aggregate contractual maturities of notes payable during each of the years after December 31, 2004, are as follows:

		Capitalized	Total
	Long-term	Lease	Notes
(In millions)	Debt	Obligations	Payable

2005	$288	$8	$296
2006	384	6	390
2007	288	4	292
2008	-	2	2
2009	450	-	450

Total	$1,410	$20	$1,430

     We were in compliance with all of the covenants of our notes payable at December 31, 2004. No events of default or defaults occurred during 2004 and 2003.

7.	INCOME TAXES

     The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total

2004:
Current	$357	$34	$391
Deferred	148	97	245
Release of valuation allowance on deferred tax assets	-	(128)	(128)

Total income tax expense	$505	$3	$508

2003:
Current	$184	$28	$212
Deferred	118	100	218

Total income tax expense	$302	$128	$430

2002:
Current	$327	$26	$353
Deferred	(4)	89	85

Total income tax expense	$323	$115	$438

     Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2004	2003	2002

Income taxes based on U.S. statutory rates	$632	$429	$441
Utilization of foreign tax credit carryforwards	(18)	(18)	(21)
Release of valuation allowance on deferred tax assets	(128)	-	-
Nondeductible expenses	6	5	12
Other, net	16	14	6

Income tax expense	$508	$430	$438

     Total income tax expense for the years ended December 31, was allocated as follows:

(In millions)	2004	2003	2002

Statements of earnings	$508	$430	$438

Other comprehensive income:
Changes in unrealized foreign currency translation gains/losses	(32)	(112)	(81)
Minimum pension liability adjustment	5	(12)	-
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	61	(313)	239
Reclassification adjustment for realized
(gains) losses included in net earnings	(6)	110	(1)

Total income tax expense (benefit) allocated to other
comprehensive income	28	(327)	157

Additional paid-in capital (exercise of stock options)	(1)	(1)	(1)

Total income taxes	$535	$102	$594

     Changes in unrealized foreign currency translation gains/losses included a deferred income tax benefit of $31 million in 2004, $111 million in 2003 and $80 million in 2002.

     The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2004	2003

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,654	$1,382
Unrealized gains on investment securities	1,284	1,117
Other basis differences in investment securities	87	70
Premiums receivable	111	110
Policy benefit reserves	11	-
Other	3	32

Total deferred income tax liabilities	3,150	2,711

Deferred income tax assets:
Policy benefit reserves	-	64
Policyholder protection fund obligation	73	83
Unfunded retirement benefits	42	37
Other accrued expenses	61	63
Tax credit carryforwards	183	128
Policy and contract claims	81	71
Difference in tax basis of investment in Aflac Japan	33	9
Unrealized exchange loss on yen-denominated notes payable	91	67
Capital loss carryforwards	114	106
Other	319	331

Total gross deferred income tax assets	997	959
Less valuation allowance	121	234

Total deferred income tax assets	876	725

Net deferred income tax liability	2,274	1,986
Current income tax liability	309	203

Total income tax liability	$2,583	$2,189

     A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. We have established valuation allowances primarily for alternative minimum tax credit and noninsurance loss carryforwards that exceed projected future offsets. Under U.S. income tax rules, only 35% of noninsurance losses can be offset against life insurance taxable income each year. The passage of The American Jobs Creation Act of 2004 eliminated the 90% limitation on the utilization of foreign tax credits. As a result of this tax law change, we recognized a benefit of $128 million ($.25 per diluted share) for the release of the valuation allowance associated with certain deferred tax assets. During 2004, the valuation allowance for deferred tax assets decreased by $113 million primarily due to changes in carryforwards of alternative minimum tax credits as noted above. The valuation allowance for deferred tax assets increased $38 million in 2003 due to changes in carryforwards of alternative minimum tax credits and noninsurance losses. For current U.S. income tax purposes, alternative minimum tax credit carryforwards of $162 million and foreign tax credit carryforwards of $21 million were available at December 31, 2004.

8.	SHAREHOLDERS' EQUITY

     The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2004	2003	2002

Common stock - issued:
Balance, beginning of year	651,554	648,618	646,559
Exercise of stock options	1,074	2,936	2,059

Balance, end of year	652,628	651,554	648,618

Treasury stock:
Balance, beginning of year	141,662	134,179	124,944
Purchases of treasury stock:
Open market	10,061	10,188	12,094
Other	44	215	195
Shares issued to AFL Stock Plan	(1,585)	(1,766)	(1,776)
Exercise of stock options	(1,162)	(1,154)	(1,278)

Balance, end of year	149,020	141,662	134,179

Shares outstanding, end of year	503,608	509,892	514,439

     Share Repurchase Program: In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of December 31, 2004, approximately 27 million shares were available for purchase under our share repurchase program.

     Long-Term Incentive Plans: The Company has two long-term incentive compensation plans. The first is a stock option plan which allows grants for both incentive stock options (ISOs) and non-qualifying stock options (NQSOs) to employees and NQSOs to non-employee directors. The options have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. Generally our options vest after three years. At December 31, 2004, 4 million shares were available for future grants under this plan.

     The second long-term incentive compensation plan, which was approved by shareholders in 2004, allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, stock appreciation rights, and restricted stock. These awards may be granted with varying vesting periods. Awards to employees may also be subject to performance conditions. Awards granted under this plan during 2004 were not material. At December 31, 2004, approximately 25 million shares were available for future grants under this plan.

     We currently use the intrinsic value method to value stock options in accordance with APB No. 25. Under this method, we do not recognize compensation cost for stock options because the exercise price is equal to the fair market value at the date of grant. See Note 1 for additional information on the accounting for stock options.

     The following table summarizes stock option activity.

		Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2001	25,257	$15.44
Granted in 2002	2,056	27.82
Canceled in 2002	(77)	26.33
Exercised in 2002	(3,476)	7.53

Outstanding at December 31, 2002	23,760	17.64
Granted in 2003	2,324	31.70
Canceled in 2003	(74)	29.14
Exercised in 2003	(4,374)	8.96

Outstanding at December 31, 2003	21,636	20.87
Granted in 2004	2,793	39.80
Canceled in 2004	(58)	31.25
Exercised in 2004	(2,284)	14.84

Outstanding at December 31, 2004	22,087	$23.86

(In thousands of shares)	2004	2003	2002

Shares exercisable, end of year	15,833	15,325	15,072

     The following table summarizes information about stock options outstanding at December 31, 2004.

(In thousands of shares)			Options Outstanding			Options Exercisable

				Wgtd.-Avg.	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life (Yrs.)	Price	Exercisable	Price

$6.83	-	$8.48	1,984	1.2	$7.96	1,984	$7.96
10.73	-	13.31	1,638	2.5	12.94	1,638	12.94
13.66	-	15.05	2,683	3.4	14.84	2,683	14.84
15.22	-	22.73	2,034	4.9	21.85	2,034	21.85
22.84	-	23.23	3,494	5.4	23.22	3,494	23.22
23.41	-	28.70	2,672	6.2	24.82	1,774	24.87
28.89	-	31.47	3,603	7.2	30.36	1,565	29.47
31.48	-	41.43	3,979	9.1	37.44	661	39.83

$6.83	-	$41.43	22,087	5.6	$23.86	15,833	$20.14

     For the pro forma information presented in Note 1, the fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton multiple option approach. The weighted-average fair value of options at their grant date was $10.66 for 2004, compared with $10.28 for 2003 and $11.96 for 2002.

     The following table presents the assumptions that were used for options granted during the years ended December 31.

	2004	2003	2002

Expected life from vesting date (years)	3.0 - 4.9	2.9 - 3.7	4.3 - 5.5
Dividend yield	.9%	.8%	.8%
Expected volatility	26.7%	26.1%	31.9%
Risk-free interest rate	4.0%	4.5%	5.0%

     For the year ended December 31, 2004, there were approximately 1,134,500 weighted-average shares, compared with 304,400 in 2003 and 987,900 in 2002, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

     Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

9.	STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

     Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Our branch in Japan, Aflac Japan, must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese statutory accounting basis as prescribed by the FSA.

     As determined on a U.S. statutory accounting basis, Aflac's net income was $1.2 billion in 2004, $742 million in 2003 and $506 million in 2002. Capital and surplus was $2.8 billion and $2.4 billion at December 31, 2004 and 2003, respectively.

     Net assets of the insurance subsidiaries aggregated $8.8 billion at December 31, 2004, on a GAAP basis, compared with $7.9 billion a year ago. Aflac Japan accounted for $5.4 billion, or 61.0%, of these net assets, compared with $4.6 billion, or 58.7% at December 31, 2003.

     Reconciliations of Aflac's net assets on a GAAP basis to capital and surplus determined on a U.S. statutory accounting basis as of December 31 were as follows:

(In millions)	2004	2003

Net assets on GAAP basis	$8,774	$7,899
Adjustment of carrying values of investments	(3,634)	(3,482)
Elimination of deferred policy acquisition costs	(5,517)	(4,978)
Adjustment to policy liabilities	1,172	1,049
Adjustment to deferred income taxes	2,514	2,247
Other, net	(514)	(382)

Capital and surplus on U.S. statutory accounting basis	$2,795	$2,353

     Capital and surplus (unaudited) of Aflac Japan, based on Japanese statutory accounting practices, aggregated $2.9 billion and $2.6 billion at December 31, 2004 and 2003, respectively. Japanese statutory accounting practices differ in many respects from U.S. GAAP. Under Japanese statutory accounting practices, premium income is recognized on a cash basis, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods and assumptions are different, policyholder protection fund obligations are not accrued, and deferred income tax liabilities are recognized on a different basis.

     The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to shareholders by insurance companies domiciled in the state of Nebraska without prior approval of the director of insurance is the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2005 in excess of $1.1 billion would require such approval. Dividends declared by Aflac during 2004 were $643 million.

     A portion of Aflac Japan earnings, as determined on a Japanese statutory accounting basis, can be remitted each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit remittances to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's dollar-denominated investments into yen. Aflac Japan remitted profits of $220 million, or 23.9 billion yen, to Aflac U.S. during 2004, compared with $385 million, or 45.6 billion yen in 2003, and $383 million, or 45.3 billion yen in 2002. The 2004 profit repatriation was lower due to the effect of the Parmalat loss in the fourth quarter of 2003 and our decision to leave capital in Japan in order to maintain a strong solvency margin.

10.	BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. At December 31, 2004, other liabilities included a liability for both plans in the amount of $60 million, compared with $65 million a year ago. The under-funded status of the plans was primarily attributable to steadily increasing pension benefit obligations combined with depressed fair values for the assets of both plans as a result of general market conditions for investment securities during 2004 and 2003.

     The measurement date for performing the valuation of our U.S. plan is September 30. The measurement date for the Japanese plan is December 31. Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2004		2003

(In millions)	Japan	U.S.	Japan	U.S.

Projected benefit obligation:
Benefit obligation, beginning of year	$97	$111	$91	$89
Service cost	5	5	9	5
Interest cost	2	7	3	6
Actuarial loss (gain)	5	10	31	13
Benefits paid	(2)	(2)	(2)	(2)
Effect of foreign exchange rate changes	5	-	13	-
Benefit obligation transferred to government plan	-	-	(48)	-

Benefit obligation, end of year	112	131	97	111

Plan assets:
Fair value of plan assets, beginning of year	31	52	46	46
Actual return on plan assets	2	3	1	4
Employer contribution	6	17	6	4
Benefits paid	(2)	(2)	(1)	(2)
Effect of foreign exchange rate changes	2	-	6	-
Assets transferred to government plan	-	-	(27)	-

Fair value of plan assets, end of year	39	70	31	52

Funded status	(73)	(61)	(66)	(59)
Unrecognized net actuarial loss (gain)	50	54	56	43
Unrecognized transition obligation (asset)	3	-	3	-
Unrecognized prior service cost	1	1	1	2
Adjustment for minimum pension liability	(12)	(23)	(27)	(17)

Liability for accrued benefit cost	$(31)	$(29)	$(33)	$(31)

Accumulated benefit obligation	$73	$99	$65	$83

     The composition of plan assets as of December 31 was as follows:

	2004		2003

	Japan	U.S.	Japan	U.S.

Equity securities	38%	47%	35%	59%
Fixed-income securities	62	24	65	28
Cash and cash equivalents	-	29	-	13

Total	100%	100%	100%	100%

     Equity securities held by our U.S. plan included $2 million (3% of plan assets) of Aflac Incorporated common stock at December 31, 2004, compared with $2 million (4% of plan assets) at December 31, 2003. Target asset allocations for U.S. plan assets are 55% to 60% equity securities, 35% to 40% fixed-income securities and 5% to 10% cash and cash equivalents. Target asset allocations for Japanese plan assets are 34% equity securities and 66% fixed-income securities. As discussed below, the investment strategy of our pension plans are long-term in nature. Cash and cash equivalents exceeded the target allocations for the U.S. plan in 2004 and 2003, and fixed-income investments were short of our stated targets during the same periods due to the lack of suitable fixed-income investments available in the market. Cash and cash equivalents in 2004 also included an employer receivable of $15 million, which was contributed to the plan in October 2004.

     The investment objective of our U.S. plan is to preserve the purchasing power of the plan's assets and earn a reasonable inflation adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering investment security quality, type and concentration. These policies prohibit investments in derivatives, precious metals, limited partnerships, real estate, venture capital, futures contracts, and foreign securities. We are also prohibited from trading on margin.

     We monitor the U.S. plan's performance over a three- to five-year period utilizing shorter time frame performance measures to identify trends. We review investment performance and compliance with stated investment policies and practices on a quarterly basis. The specific three- to five-year investment objectives for the U.S. pension plan are to earn a total rate of return on equity securities that exceeds the rate of return for the Standard & Poor's 500 stock index and to earn a total rate of return on fixed-income securities that exceeds the Merrill Lynch one- to ten-year investment grade government/corporate bond index.

     The investment objective of our Japanese plan is to preserve the purchasing power of the plan's assets and earn a reasonable inflation adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity and fixed-income securities. As a part of our strategy, we have established strict policies covering investment security quality, type and concentration. These policies include limitations on investments in derivatives including futures, options and swaps; and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. We monitor the Japanese plan's performance and compliance with stated investment policies and practices on a quarterly basis.

     We estimate that contributions to fund the U.S. plan will be approximately $3 million in 2005. We estimate that contributions to fund the Japanese plan will be approximately $7 million in 2005. Expected future benefit payments for the U.S. and Japanese plans are as follows:

(In millions)	Japan	U.S.

2005	$1	$3
2006	1	3
2007	1	3
2008	2	4
2009	2	4
2010 - 2014	12	28

     Prior to 2004, our Japanese pension plan had two distinct components: the corporate portion and the substitutional portion. The corporate portion, which the Company still maintains, is based on a plan established by Aflac Japan. The substitutional portion, which was transferred to the Japanese government in 2003, is based on the pay-related part of old-age pension benefits prescribed by the Japan Welfare Pension Insurance Law (JWPIL) and is similar to social security benefits in the United States. Benefits under the substitutional portion are calculated based on a standard remuneration schedule determined by the JWPIL. By maintaining the substitutional portion, Aflac Japan was exempted from contributions to Japanese Pension Insurance (JPI).

     In 2001, the JWPIL was amended to allow employers to transfer the substitutional portion of employer pension plans back to the Japanese government. During 2003, we made the decision to separate the substitutional portion from the pension plan and transfer the obligation and related plan assets to the Japanese government. As of December 31, 2003, we no longer had a pension obligation related to the substitutional plan and Aflac Japan resumed paying the employer portion of premiums to the JPI. The Japanese government began making payments to plan participants effective December 1, 2003.

     In January 2004, participants in the substitutional portion of the plan were notified by the Japanese government that it had assumed the liability for past and future service portions of the plan. In accordance with EITF 03-2, Accounting for the Transfer to the Japanese Government of the Substitutional Portion of Employee Pension Fund Liabilities, following transfer and acceptance of the substitutional plan assets in January 2004, we recognized a pretax gain of $6 million (after-tax, $3 million, or $.01 per diluted share) in the first quarter of 2004. This gain was composed of a settlement loss and related increase in the accrued pension liability in the amount of $17 million for the release of unrecognized losses related to the substitutional plan; a reduction in pension expense and related adjustment to the accrued pension liability in the amount of $15 million for the release of the accrued pension cost related to the substitutional plan; and a subsidy from the Japanese government in the amount of $9 million (other income) in connection with the completion of the transfer process.

     The components of retirement expense and actuarial assumptions for the pension plans for the years ended December 31 were as follows:

	2004		2003		2002

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic
benefit cost:
Service cost	$5	$5	$9	$5	$5	$4
Interest cost	2	7	3	6	2	5
Expected return on plan assets	(1)	(5)	(1)	(5)	(1)	(5)
Amortization of net actuarial loss	4	2	3	1	1	-

Net periodic benefit cost	$10	$9	$14	$7	$7	$4

Weighted-average actuarial assumptions
used in the calculations:
Discount rate - net periodic
benefit cost	2.5%	6.5%	2.5%	6.5%	2.5%	7.0%
Discount rate - benefit obligations	2.5	6.0	2.5	6.5	2.5	7.0
Expected long-term return on
plan assets	2.5	9.0	2.5	9.0	2.5	9.0
Rate of compensation increase	3.5	4.0	3.5	4.0	3.5	4.0

     We base the long-term rate of return on U.S. plan assets on the historical rates of return over the last 15 years and the expectation of similar returns over the long-term investment goals and objectives of U.S. plan assets. We base the long-term rate of return on the Japanese plan assets on the historical rates of return over the last 10 years.

     In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $32 million in 2004, $19 million in 2003, and $13 million in 2002. The accrued retirement liability for the unfunded supplemental retirement plans at December 31, 2004 and 2003, was $202 million and $180 million, respectively. The actuarial present value of projected benefit obligations was $210 million and $194 million at December 31, 2004 and 2003, respectively. The assumptions used in the valuation of these plans were the same as for the funded plans.

     Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $35 million in 2004, $32 million in 2003, and $30 million in 2002.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

     We lease office space and equipment under various agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2004, were as follows:

(In millions)

2005	$39
2006	18
2007	5
2008	3
2009	2
Thereafter	8

Total future minimum lease payments	$75

     A portion of Aflac Japan's administrative office building is located on leased land. Under the terms of the lease agreement, we are committed to purchase the leased land, at fair value, upon the demand of the owner. As of December 31, 2004, the estimated fair value of the leased land was 1.8 billion yen ($17 million using the year-end exchange rate).

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

12.	SUPPLEMENTARY INFORMATION

	2004	2003	2002

Weighted-average shares used in calculating
earnings per share (In thousands):
Average outstanding shares used for
calculating basic EPS	507,333	513,220	517,541
Dilutive effect of stock options	9,088	8,918	10,785

Average outstanding shares used for
calculating diluted EPS	516,421	522,138	528,326

Other:
Policy acquisition costs deferred
during the year (In millions)	$962	$874	$756
Commissions deferred as a percentage of
total acquisition costs deferred	78%	76%	74%
Personnel compensation and benefits as a
percentage of insurance expenses	42	45	47

Supplemental disclosures of cash
flow information (In millions):
Income taxes paid	$160	$333	$363
Interest paid	22	18	22
Impairment losses included in realized
investment losses	1	1	58
Noncash financing activities:
Capitalized lease obligations	6	14	8
Treasury shares issued to AFL Stock Plan for:
Shareholder dividend reinvestment	10	8	7
Associates stock bonus	32	31	22

Property and equipment (In millions):
Land	$146	$142	$131
Buildings	404	392	355
Equipment	225	243	219

	775	777	705
Less accumulated depreciation	260	259	223

Net property and equipment	$515	$518	$482

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aflac Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Atlanta, Georgia
March 4, 2005

Unaudited Consolidated Quarterly Financial Data

     In management's opinion, this quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)

Three months ended,	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Premium income	$2,773	$2,768	$2,822	$2,939
Net investment income	474	484	491	509
Realized investment gains (losses)	6	(5)	(8)	(4)
Other income (loss)	27	(14)	16	4

Total revenues	3,280	3,233	3,321	3,448
Total benefits and expenses	2,802	2,813	2,862	2,998

Earnings before income taxes	478	420	459	450
Total income tax	163	155	158	32

Net earnings	$315	$265	$301	$418

Net earnings per basic share	$.62	$.52	$.59	$.83
Net earnings per diluted share	.61	.51	.58	.81

	March 31,	June 30,	September 30,	December 31,
Three months ended,	2003	2003	2003	2003

Premium income	$2,372	$2,407	$2,478	$2,664
Net investment income	430	436	448	473
Realized investment gains (losses)	(7)	(6)	(4)	(284)
Other income (loss)	12	24	9	(6)

Total revenues	2,807	2,861	2,931	2,847
Total benefits and expenses	2,437	2,484	2,560	2,741

Earnings before income taxes	370	377	371	106
Total income tax	133	129	134	33

Net earnings	$237	$248	$237	$73

Net earnings per basic share	$.46	$.48	$.46	$.14
Net earnings per diluted share	.45	.48	.45	.14

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2004 and 2003.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

     (a)  Management's Annual Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

     KPMG LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 as stated in their report, which is included herein.

     (b)  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Aflac Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Aflac Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
March 4, 2005

     (c)  Changes in Internal Controls Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     Not applicable.

PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 17, 2005, pursuant to Regulation 14A under the Exchange Act.

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Executive Officers - see Part I, Item 4A herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; Audit Committee; Audit Committee Report; The Corporate Governance Committee; Code of Ethics	4 - 11

ITEM 11.	EXECUTIVE COMPENSATION.

Directors' Compensation; Compensation Committee Report; Summary Compensation Table; Stock Performance Graph; Retirement Plans for Key Executives; Defined Benefit Pension Plan; Employment Agreements and Termination of Employment Arrangements; Option Grants in 2004; Aggregated Option Exercises in 2004 and Option Values as of December 31, 2004; Compensation Committee Interlocks and Insider Participation

12 - 23

III-1

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	Voting Securities and Principal Holders Thereof; 1. Election of Directors; Equity Compensation Plan Information; Certain Executive Officers	2 - 8, 24

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	Certain Transactions and Relationships	23 - 24

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	2. Ratification of Appointment of Independent Registered Public Accounting Firm	25

III-2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	FINANCIAL STATEMENTS			Page(s)

Included in Part II, Item 8, of this report:
Aflac Incorporated and Subsidiaries:
		Consolidated Statements of Earnings for each of the years in the			II-43
three-year period ended December 31, 2004
		Consolidated Balance Sheets as of December 31, 2004 and 2003			II-44 to II-45
		Consolidated Statements of Shareholders' Equity for each of the			II-46
years in the three-year period ended December 31, 2004
		Consolidated Statements of Cash Flows for each of the years			II-47 to II-48
in the three-year period ended December 31, 2004
		Consolidated Statements of Comprehensive Income for each			II-49
of the years in the three-year period ended December 31, 2004
		Notes to the Consolidated Financial Statements			II-50 to II-88
		Report of Independent Registered Public Accounting Firm			II-89
		Unaudited Consolidated Quarterly Financial Data			II-90

	2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules			IV-6
		Schedule II	-	Condensed Financial Information of Registrant	IV-7 to IV-12
as of December 31, 2004 and 2003, and for each
of the years in the three-year period ended
December 31, 2004
		Schedule III	-	Supplementary Insurance Information as of December 31,	IV-13
2004 and 2003, and for each of the years in the
three-year period ended December 31, 2004
		Schedule IV	-	Reinsurance for each of the years in the	IV-14
three-year period ended December 31, 2004

     Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	EXHIBIT INDEX

	3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
	3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from 2003 Form 10-K, Exhibit 3.1 (File No. 001-07434).
	10.0	*	-

American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	10.1	*	-	Aflac Incorporated Amended 1985 Stock Option Plan - incorporated by reference from the 1994 Shareholders' Proxy Statement, Exhibit A (File No. 001-07434).
	10.2	*	-	Aflac Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Exhibit 10 (File No. 001-07434).
	10.3	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
	10.4	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
	10.5	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
	10.6	*	-	Aflac Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002 - incorporated by reference from 2003 Form 10-K, Exhibit 10.6 (File No. 001-07434).
	10.7	*	-

Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

	10.8	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders' Proxy Statement, Appendix B (File No. 001-07434).
	10.9	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

	10.10	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

	10.11	*	-

Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

	10.12	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4.
	10.13	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders' Proxy Statement, Exhibit A (File No. 001-07434).
	10.14	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
	10.15	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.16	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.17	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.18	*	-

Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.19	*	-

Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.20	*	-

Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.21	*	-

Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.22	*	-

Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.23	*	-

Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.24	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.25	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.26	*	-

Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.27	*	-

Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.28	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29	*	-	Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.

23.0	-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1	-	Certification of CEO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated March 4, 2005, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

(b)	EXHIBITS FILED WITH 2004 FORM 10-K

	10.29	*	-	Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997.
	11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
	12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	21.0		-	Subsidiaries.
	23.0		-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
	31.1		-	Certification of CEO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2		-	Certification of CFO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32.0		-	Certification of CEO and CFO dated March 4, 2005, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

(c)	FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

The shareholders and board of directors of Aflac Incorporated:

Under date of March 4, 2005, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2004, and 2003, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
March 4, 2005

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,

(In millions)	2004	2003	2002

Revenues:
Dividends from subsidiaries*	$650	$412	$358
Management and service fees from subsidiaries*	33	37	34
Investment income	5	4	6
Interest from subsidiaries*	5	6	5
Realized investment losses	1	-	(1)
Change in fair value of the interest rate component
of the cross-currency swaps	(15)	(3)	37
Other income (loss)	1	-	14

Total revenues	680	456	453

Operating expenses:
Interest expense	20	19	16
Other operating expenses	63	48	56

Total operating expenses	83	67	72

Earnings before income taxes and equity in
undistributed earnings of subsidiaries	597	389	381
Income tax expense (benefit):
Current	1	10	7
Deferred	(2)	(3)	1

Total income taxes	(1)	7	8

Earnings before equity in undistributed
earnings of subsidiaries	598	382	373
Equity in undistributed earnings of subsidiaries*	701	413	448

Net earnings	$1,299	$795	$821

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,

(In millions, except for share and per-share amounts)	2004	2003

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value
(amortized cost $39 in 2003)	$-	$39
Investments in subsidiaries*	8,825	7,952
Other investments	21	21
Cash and cash equivalents	262	203

Total investments and cash	9,108	8,215
Due from subsidiaries*	172	80
Other assets	61	44

Total assets	$9,341	$8,339

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,409	$1,383
Employee and beneficiary benefit plans	153	140
Income taxes	99	103
Other liabilities	107	67

Total liabilities	1,768	1,693

Shareholders' Equity:
Common stock of $.10 par value. In thousands:
Authorized 1,000,000 shares; issued 652,628 shares in
2004 and 651,554 shares in 2003	65	65
Additional paid-in capital	468	417
Retained earnings	6,992	5,885
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	220	213
Unrealized gains on investment securities	2,417	2,316
Minimum pension liability adjustment	(28)	(36)
Treasury stock, at average cost	(2,561)	(2,214)

Total shareholders' equity	7,573	6,646

Total liabilities and shareholders' equity	$9,341	$8,339

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,

(In millions)	2004	2003	2002

Cash flows from operating activities:
Net earnings	$1,299	$795	$821
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(701)	(413)	(448)
Other, net	21	(8)	(8)

Net cash provided by operating activities	619	374	365

Cash flows from investing activities:
Fixed maturity securities sold	39	169	278
Fixed maturity securities purchased	-	-	(242)
Other investments acquired	(2)	(10)	(12)

Net cash provided (used) by investing activities	37	159	24

Cash flows from financing activities:
Proceeds from borrowings	-	-	254
Principal payments under debt obligations	-	-	(221)
Dividends paid to shareholders	(182)	(146)	(112)
Net change in amount due to/from subsidiaries*	(92)	1	(16)
Purchases of treasury stock	(392)	(343)	(346)
Treasury stock reissued	71	64	57
Proceeds from exercise of stock options	14	18	11
Other, net	(16)	-	(1)

Net cash used by financing activities	(597)	(406)	(374)

Net change in cash and cash equivalents	59	127	15
Cash and cash equivalents, beginning of year	203	76	61

Cash and cash equivalents, end of year	$262	$203	$76

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income

	Years ended December 31,

(In millions)	2004	2003	2002

Net earnings	$1,299	$795	$821

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during year - parent only	(50)	(153)	(118)
Equity in change in unrealized foreign currency
translation gains (losses) of subsidiaries during year	26	32	46
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during
the year - parent only	-	-	(1)
Equity in unrealized gains (losses) on investment
securities held by subsidiaries	143	(604)	764
Equity in reclassification adjustment for realized
(gains) losses of subsidiaries included in net earnings	13	301	13
Minimum pension liability adjustment during year	13	(40)	(8)

Other comprehensive income (loss) before income taxes	145	(464)	696
Income tax expense (benefit) related to items of other
comprehensive income	28	(327)	157

Other comprehensive income (loss)	117	(137)	539

Total comprehensive income	$1,416	$658	$1,360

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Auditors' Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries (see Part II, Item 8).

(A)  Notes Payable

     A summary of notes payable as of December 31 follows:

(In millions)	2004	2003

6.50% senior notes due April 2009 (principal amount $450)	$449	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	288	280
.87% notes due June 2006 (principal amount 40 billion yen)	384	373
.96% notes due June 2007 (principal amount 30 billion yen)	288	280

Total notes payable	$1,409	$1,383

     The aggregate contractual maturities of the notes payable for each of the years after December 31, 2004, are as follows:

(In millions)

2005	$288
2006	384
2007	288
2009	450

     For further information regarding notes payable, see Note 6 of the Notes to the Consolidated Financial Statements.

(B)  Derivatives

     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company has contracts for cross-currency swaps related to its senior notes payable. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.

(C)  Income Taxes

     The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. For further information on income taxes, see Note 7 of the Notes to the Consolidated Financial Statements.

(D)  Dividend Restrictions

     See Note 9 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E)  Supplemental Disclosures of Cash Flow Information

(In millions)	2004	2003	2002

Interest paid	$19	$17	$16
Impairment losses on investments	-	-	1
Noncash financing activities:
Treasury shares issued to AFL Stock Plan	10	8	7

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds

2004:
Aflac Japan	$3,812	$37,651	$491	$1,214
Aflac U.S.	1,783	4,062	102	33
All other	-	1	-	-

Total	$5,595	$41,715	$593	$1,248

2003:
Aflac Japan	$3,440	$34,134	$413	$959
Aflac U.S.	1,604	3,569	103	62
All other	-	-	-	-

Total	$5,044	$37,703	$516	$1,021

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses		Premiums Written

2004:
Aflac Japan	$8,368	$1,557	$6,679	$274	$1,586		$8,456
Aflac U.S.	2,935	396	1,803	245	790		2,941
All other	-	5	-	-	97		-

Total	$11,302	$1,957	$8,482	$519	$2,473		$11,397

2003:
Aflac Japan	$7,326	$1,421	$5,943	$255	$1,427		$7,369
Aflac U.S.	2,595	362	1,586	209	720		2,603
All other	-	4	-	-	82		-

Total	$9,921	$1,787	$7,529	$464	$2,229		$9,972

2002:
Aflac Japan	$6,374	$1,276	$5,230	$209	$1,273		$6,481
Aflac U.S.	2,221	331	1,359	176	624		2,224
All other	-	7	-	-	127	(1)	-

Total	$8,595	$1,614	$6,589	$385	$2,024		$8,705

(1) Includes a charge of $40 for the policyholder protection fund in Japan
See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV
REINSURANCE

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

2004:
Life insurance in force	$80,496	$1,965	$-	$78,531	-%

Premiums:
Health insurance	$10,271	$-	$-	$10,271	-
Life insurance	1,040	9	-	1,031	-

Total earned premiums	$11,311	9	-	$11,302	-

2003:
Life insurance in force	$69,582	$1,459	$-	$68,123	-%

Premiums:
Health insurance	$9,052	$-	$-	$9,052	-
Life insurance	876	7	-	869	-

Total earned premiums	$9,928	$7	$-	$9,921	-

2002:
Life insurance in force	$56,680	$1,205	$-	$55,475	-%

Premiums:
Health insurance	$7,839	$-	$-	$7,839	-
Life insurance	761	5	-	756	-

Total earned premiums	$8,600	$5	$-	$8,595	-

See the accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFLAC Incorporated

By:	/s/ Daniel P. Amos	March 10, 2005

(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III	President, Chief Financial Officer,	March 10, 2005

(Kriss Cloninger III)	Treasurer and Director

/s/ Ralph A. Rogers Jr.	Senior Vice President, Financial	March 10, 2005

(Ralph A. Rogers Jr.)	Services, Chief Accounting Officer

/s/ J. Shelby Amos II	Director	March 10, 2005

(J. Shelby Amos II)

/s/ Michael H. Armacost	Director	March 10, 2005

(Michael H. Armacost)

/s/ Joe Frank Harris	Director	March 10, 2005

(Joe Frank Harris)

/s/ Elizabeth J. Hudson	Director	March 10, 2005

(Elizabeth J. Hudson)

/s/ Kenneth S. Janke Sr.	Director	March 10, 2005

(Kenneth S. Janke Sr.)

/s/ Douglas W. Johnson	Director	March 10, 2005

(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	March 10, 2005

(Robert B. Johnson)

/s/ Charles B. Knapp	Director	March 10, 2005

(Charles B. Knapp)

/s/ Hidefumi Matsui	Director	March 10, 2005

(Hidefumi Matsui)

/s/ E. Stephen Purdom	Director	March 10, 2005

(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	March 10, 2005

(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	March 10, 2005

(Marvin R. Schuster)

/s/ Tohru Tonoike	Director	March 10, 2005

(Tohru Tonoike)

/s/ Glenn Vaughn Jr.	Director	March 10, 2005

(Glenn Vaughn Jr.)

/s/ Robert L. Wright	Director	March 10, 2005

(Robert L. Wright)

EXHIBIT INDEX

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from 2003 Form 10-K, Exhibit 3.1 (File No. 001-07434).
10.0	*	-

American Family Corporation Stock Option Plan (1985) - incorporated by reference from Registration Statement No. 33-44720 on Form S-8 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

10.1	*	-	Aflac Incorporated Amended 1985 Stock Option Plan - incorporated by reference from the 1994 Shareholders' Proxy Statement, Exhibit A (File No. 001-07434).
10.2	*	-	Aflac Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Exhibit 10 (File No. 001-07434).
10.3	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.4	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.5	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.6	*	-	Aflac Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002 - incorporated by reference from 2003 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.7	*	-

Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.8	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders' Proxy Statement, Appendix B (File No. 001-07434).
10.9	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.10	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.11	*	-

Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.12	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4.
10.13	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders' Proxy Statement, Exhibit A (File No. 001-07434).
10.14	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.15	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.16	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.17	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.18	*	-

Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.19	*	-

Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.20	*	-

Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.21	*	-

Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.22	*	-

Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.23	*	-

Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.24	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.25	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.26	*	-

Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.27	*	-

Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.28	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29	*	-	Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.

23.0	-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1	-	Certification of CEO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated March 4, 2005, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

EXHIBITS FILED WITH 2004 FORM 10-K

10.29	*		Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.
23.0		-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1		-	Certification of CEO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated March 4, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated March 4, 2005, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement