Form 10-Q
period 2005-03-31
AFLAC INC
filed 2005-05-06
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Aflac Incorporated

(Exact name of Registrant as specified in its charter)

GEORGIA	001-07434	58-1167100
(State or other jurisdiction	(Commission	(IRS Employer Identification No.)
of incorporation or organization)	File Number)

1932 Wynnton Road, Columbus, Georgia		31999
(Address of principal executive offices)		(Zip Code)

706.323.3431

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 4, 2005

Common Stock, $.10 Par Value	501,697,425 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004

Revenues:
Premiums, principally supplemental health insurance	$3,041	$2,773
Net investment income	514	474
Realized investment gains (losses)	3	6
Other income	1	27

Total revenues	3,559	3,280

Benefits and expenses:
Benefits and claims	2,266	2,078
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	137	130
Insurance commissions	333	311
Insurance expenses	287	267
Interest expense	6	6
Other operating expenses	24	22

Total acquisition and operating expenses	787	736

Total benefits and expenses	3,053	2,814

Earnings before income taxes	506	466
Income taxes	178	162

Net earnings	$328	$304

Net earnings per share:
Basic	$.65	$.60
Diluted	.64	.59

Common shares used in computing earnings per share (In thousands):
Basic	502,706	509,924
Diluted	509,449	519,355

Cash dividends per share	$.11	$.095

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(In millions - Unaudited)	2005	2004

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $26,002 in 2005
and $26,138 in 2004)	$29,092	$29,166
Perpetual debentures (amortized cost $4,126 in 2005
and $3,952 in 2004)	4,196	4,019
Equity securities (cost $33 in 2005 and $34 in 2004)	82	77
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $11,352 in 2005 and $10,522 in 2004)	10,736	10,080
Perpetual debentures (fair value $4,834 in 2005
and $4,924 in 2004)	4,610	4,759
Other investments	47	41
Cash and cash equivalents	992	3,813

Total investments and cash	49,755	51,955
Receivables, primarily premiums	436	417
Accrued investment income	446	495
Deferred policy acquisition costs	5,583	5,595
Property and equipment, at cost less accumulated depreciation	491	515
Other	330	349

Total assets	$57,041	$59,326

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$39,000	$39,360
Unpaid policy claims	2,427	2,355
Unearned premiums	586	593
Other policyholders' funds	1,300	1,248

Total policy liabilities	43,313	43,556
Notes payable	1,398	1,429
Income taxes	2,623	2,581
Payables for return of cash collateral on loaned securities	507	2,887
Other	1,424	1,297
Commitments and contingent liabilities (Note 9)

Total liabilities	49,265	51,750

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 653,114
shares in 2005 and 652,628 shares in 2004	65	65
Additional paid-in capital	698	677
Retained earnings	7,058	6,785
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	194	221
Unrealized gains on investment securities	2,449	2,417
Minimum pension liability adjustment	(28)	(28)
Treasury stock, at average cost	(2,660)	(2,561)

Total shareholders' equity	7,776	7,576

Total liabilities and shareholders' equity	$57,041	$59,326

Shareholders' equity per share	$15.49	$14.90

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Three Months Ended March 31,
(In millions, except for per-share amounts - Unaudited)	2005	2004

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	677	417
Cumulative effect of change in accounting principles	-	175
Exercise of stock options, including income tax benefits	7	5
Share-based compensation	7	11
Gain on treasury stock reissued	7	9

Balance, end of period	698	617

Retained earnings:
Balance, beginning of period	6,785	5,885
Cumulative effect of change in accounting principles	-	(173)
Net earnings	328	304
Dividends to shareholders ($.11 per share in 2005
and $.095 per share in 2004)	(55)	(48)

Balance, end of period	7,058	5,968

Accumulated other comprehensive income:
Balance, beginning of period	2,610	2,493
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(27)	(8)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	32	173
Minimum pension liability adjustment during period,
net of income taxes	-	11

Balance, end of period	2,615	2,669

Treasury stock:
Balance, beginning of period	(2,561)	(2,214)
Purchases of treasury stock	(113)	(127)
Cost of shares issued	14	17

Balance, end of period	(2,660)	(2,324)

Total shareholders' equity	$7,776	$6,995

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2005	2004

Cash flows from operating activities:
Net earnings	$328	$304
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	(6)	134
Increase in deferred policy acquisition costs	(103)	(100)
Increase in policy liabilities	856	701
Change in income tax liabilities	17	166
Realized investment (gains) losses	(3)	(6)
Other, net	85	21

Net cash provided by operating activities	1,174	1,220

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	174	362
Fixed maturities matured	276	298
Perpetual debentures sold	7	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(686)	(430)
Perpetual debentures	(286)	(51)
Securities held to maturity:
Fixed maturities	(984)	(1,146)
Perpetual debentures	-	(129)
Cash received as collateral on loaned securities, net	(2,372)	103
Other, net	(3)	(6)

Net cash used by investing activities	$(3,874)	$(999)

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2005	2004

Cash flows from financing activities:
Purchases of treasury stock	$(113)	$(127)
Change in investment-type contracts, net	54	50
Dividends paid to shareholders	(53)	(46)
Treasury stock reissued	10	17
Principal payments under debt obligations	(2)	(4)
Other, net	8	4

Net cash used by financing activities	(96)	(106)

Effect of exchange rate changes on cash and cash equivalents	(25)	2

Net change in cash and cash equivalents	(2,821)	117
Cash and cash equivalents, beginning of period	3,813	1,052

Cash and cash equivalents, end of period	$992	$1,169

Supplemental disclosures of cash flow information:
Income taxes paid	$162	$3
Interest paid	1	-
Noncash financing activities:
Capitalized lease obligations	1	4
Treasury shares issued for:
Associate stock bonus	8	7
Shareholder dividend reinvestment	2	2
Stock compensation grants	1	-

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions - Unaudited)	2005	2004

Net earnings	$328	$304

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains
(losses) during period	17	(21)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	44	280
Reclassification adjustment for realized (gains) losses
included in net earnings	(3)	(6)
Minimum pension liability adjustment during period	-	18

Total other comprehensive income before income taxes	58	271
Income tax expense related to items of other
comprehensive income	53	94

Other comprehensive income net of income taxes	5	177

Total comprehensive income	$333	$481

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The consolidated financial statements include the accounts of the Parent Company, its majority-owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the financial statements since the date we published our first quarter results. These reclassifications had no impact on net earnings, total assets, total liabilities or total shareholders' equity.

     In the opinion of management, the accompanying consolidated financial statements of Aflac Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2005, and December 31, 2004, and the consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2005, and 2004. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2004.

     New Accounting Pronouncements:  In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application is encouraged. In accordance with the standard's early adoption provisions, we began accounting for stock options and other share-based payments using the modified-retrospective application method effective January 1, 2005. Prior year results have been adjusted to reflect the expensing of stock options in accordance with this new standard (see Note 7).

     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

2.  BUSINESS SEGMENT INFORMATION

     The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell individual supplemental health and life insurance.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings as presented in this report excludes the following items from net earnings on an after-tax basis: realized investment gains/losses, the impact from SFAS 133 and the gain from the Japanese pension obligation transfer. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the three months ended March 31 follows:

(In millions)	2005	2004

Revenues:
Aflac Japan:
Earned premiums	$2,254	$2,063
Net investment income	411	376
Other income	7	4

Total Aflac Japan	2,672	2,443

Aflac U.S.:
Earned premiums	787	710
Net investment income	102	97
Other income	2	3

Total Aflac U.S.	891	810

Other business segments	9	9

Total business segment revenues	3,572	3,262
Realized investment gains (losses)	3	6
Japanese pension obligation transfer	-	6
Corporate*	4	21
Intercompany eliminations	(20)	(15)

Total revenues	$3,559	$3,280

*Includes investment income of $2 in 2005 and $1 in 2004. Also, includes a loss of $13 in 2005 and a gain of $11 in 2004 related to the impact from SFAS 133.

(In millions)	2005	2004

Pretax earnings:
Aflac Japan	$399	$339
Aflac U.S.	133	121
Other business segments	1	1

Total business segments	533	461
Interest expense, noninsurance operations	(5)	(5)
Corporate and eliminations	(12)	(13)

Pretax operating earnings*	516	443
Realized investment gains (losses)	3	6
Impact from SFAS 133	(13)	11
Japanese pension obligation transfer	-	6

Total earnings before income taxes	$506	$466

*Income taxes applicable to pretax operating earnings were $181 in 2005 and $160 in 2004. The effect of foreign currency translation increased after-tax operating earnings by $5 in 2005, compared with $15 in 2004.

     Assets were as follows:

	March 31,	December 31,
(In millions)	2005	2004

Assets:
Aflac Japan	$47,760	$47,556
Aflac U.S.	8,933	11,393
Other business segments	85	85

Total business segments	56,778	59,034
Corporate	9,466	9,288
Intercompany eliminations	(9,203)	(8,996)

Total assets	$57,041	$59,326

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended March 31, 2005, we realized pretax investment gains of $3 million (after-tax, $2 million, or nil per diluted share) as a result of securities sales. For the quarter ended March 31, 2004, we realized pretax gains of $6 million (after-tax, $6 million, or $.01 per diluted share) as a result of securities sales. Impairment charges were immaterial during the three months ended March 31, 2005 and 2004.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2005	2004

Unrealized gains on securities available for sale	$3,209	$3,138
Unamortized unrealized gains on securities transferred
to held to maturity	514	544
Deferred income taxes	(1,274)	(1,265)

Shareholders' equity, net unrealized gains on investment securities	$2,449	$2,417

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

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At March 31, 2005, available-for-sale QSPEs totaled $1.3 billion at fair value ($1.3 billion at amortized cost), compared with $1.4 billion at fair value ($1.4 billion at amortized cost) at December 31, 2004. The underlying collateral assets of the QSPEs are yen-denominated securities, dollar-denominated securities or dollar-denominated securities that have been effectively transformed into yen-denominated assets through the use of currency and interest rate swaps. Each QSPE has a default trigger whereby default on any of the underlying notes would force dissolution of the QSPE, distribution of the underlying securities, and termination of the related swaps. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.9 billion at fair value ($2.0 billion at amortized cost) at March 31, 2005. We have concluded that we are the primary beneficiary of VIEs totaling $1.7 billion at fair value ($1.8 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $240 million at fair value ($242 million at amortized cost) as of March 31, 2005. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2005, we had security loans outstanding with a fair value of $500 million, and we held cash in the amount of $507 million as collateral for these loaned securities. At December 31, 2004, we had security loans outstanding with a fair value of $2.9 billion, and we held cash in the amount of $2.9 billion as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	March 31,	December 31,
(In millions)	2005	2004

Interest rate component	$8	$21
Foreign currency component	(69)	(91)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(51)	$(66)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2005	2004

Balance, beginning of period	$(91)	$(69)
Increase (decrease) in fair value of cross-currency swaps	15	2
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	7	(17)

Balance, end of period	$(69)	$(84)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2005	2004

6.50% senior notes due April 2009 (principal amount $450)	$450	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	279	288
.87% notes due June 2006 (principal amount 40 billion yen)	373	384
.96% notes due June 2007 (principal amount 30 billion yen)	279	288
Capitalized lease obligations payable through 2009	17	20

Total notes payable	$1,398	$1,429

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

     We were in compliance with all of the covenants of our notes payable at March 31, 2005. No events of default or defaults occurred during the three months ended March 31, 2005.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the three-month periods ended March 31:

(In thousands of shares)	2005	2004

Common stock - issued:
Balance, beginning of period	652,628	651,554
Exercise of stock options	486	505

Balance, end of period	653,114	652,059

Treasury stock:
Balance, beginning of period	149,020	141,662
Purchases of treasury stock:
Open market	2,942	3,150
Other	-	42
Shares issued to AFL Stock Plan	(382)	(396)
Exercise of stock options	(421)	(744)
Grants of restricted stock	(32)	-

Balance, end of period	151,127	143,714

Shares outstanding, end of period	501,987	508,345

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of March 31, 2005, approximately 24 million shares were available for purchase under the current share repurchase program.

     For the three months ended March 31, 2005, there were approximately 3.5 million weighted-average shares, compared with 1.0 million weighted-average shares in 2004, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods.

7.  SHARE-BASED TRANSACTIONS

     Our long-term share-based compensation plans allow for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights. The terms and vesting schedules for share-based awards vary by the type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2004, the only performance-based awards issued and outstanding were restricted stock awards. Upon exercise, share-based compensation awards granted to U.S.-based grantees are settled with authorized but unissued company stock, while share-based compensation awards granted to Japan-based grantees are settled with treasury shares.

     We adopted SFAS 123R to account for stock options and other share-based transactions effective January 1, 2005. In accordance with the modified-retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock options. The cumulative adjustment associated with adoption decreased our tax liability $2 million, increased additional paid-in capital $175 million and decreased retained earnings $173 as of December 31, 2003.

     The following table presents the expense recognized in the following items as a result of applying the provisions of SFAS 123R.

	Three Months Ended March 31,
(In millions, except for per-share amounts)	2005	2004

Income from continuing operations	$7	$11
Income before income taxes	7	11
Net earnings	5	11

Net earnings per share:
Basic	$.01	$.02
Diluted	.01	.02

     We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. Identifiable periods of unusual volatility may be excluded from historical data if they are not considered to be representative of expected future volatility. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $12.60 for the first quarter of 2005, compared with $9.97 year ago. The following table presents the assumptions used in valuing options granted during the three months ended March 31.

	2005	2004

Expected volatility	28.4%	25.0%
Expected term (years)	6.5	4.3
Risk-free interest rate	4.0%	4.0%
Dividend yield	1.1%	0.9%

     The following table summarizes stock option activity during the first quarter of 2005.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2004	22,087	$23.86
Granted in first quarter 2005	1,188	38.75
Canceled in first quarter 2005	(74)	32.05
Exercised in first quarter 2005	(715)	14.27

Outstanding at March 31, 2005	22,846	$24.93

Exercisable at March 31, 2005	16,621	$21.38

     As of March 31, 2005, the aggregate intrinsic value of stock options outstanding was $277 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $264 million, with a weighted-average remaining term of 4.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $18 million, compared with $34 million for the same period a year ago. We received $9 million and $16 million cash from the exercise of stock options during the three-month periods ended March 31, 2005 and 2004, respectively. The tax benefit realized as a result of stock option exercises was $5 million for the first quarter of 2005. The tax benefit realized from stock option exercises was immaterial in the first quarter of 2004.

     The following table summarizes restricted stock activity during the first quarter of 2005.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value

Restricted stock at December 31, 2004	2	$39.98
Granted in first quarter 2005	241	38.75
Canceled in first quarter 2005	-	-
Vested in first quarter 2005	-	-

Restricted stock at March 31, 2005	243	$38.76

     As of March 31, 2005, total compensation cost not yet recognized related to restricted stock awards was $9 million. We expect to recognize this cost over a weighted-average period of approximately three years. Included in the first quarter grants of restricted stock were 150,589 shares, which also include a performance-based vesting condition. Total compensation cost not yet recognized related to the performance-based awards was $6 million, which we expect to recognize over a period of approximately three years. There are no other contractual terms covering restricted stock awards once vested. No awards of restricted stock were granted during the first quarter of 2004.

     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 8 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004.

8.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three-month periods ended March 31:

	2005		2004

(In millions)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$1	$2	$1	$1
Interest cost	1	2	1	2
Expected return on plan assets	-	(1)	-	(1)
Amortization of net actuarial loss	-	-	1	-

Net periodic benefit cost	$2	$3	$3	$2

     As of March 31, 2005, approximately $2 million (using the March 31, 2005 exchange rate) had been contributed to the Japanese pension plan for the first quarter of 2005. As of March 31, 2005, no contributions had been made to the U.S. pension plan.

     For additional information regarding our Japanese and U.S. pension plans, see Note 10 of the Notes to the Consolidated Financial Statement in our annual report to shareholders for the year ended December 31, 2004.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans that provide pension and various post-retirement benefits. For additional information regarding our benefit plans, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The March 31, 2005, and 2004, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 19.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2005, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated March 4, 2005, we expressed an unqualified opinion on those consolidated financial statements.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective January 1, 2005.

Atlanta, GA
May 6, 2005

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by company officials in oral discussions with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," "may," "should," "estimate," "intends," "projects," "will," "assumes," "potential," "target," or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time in our reports filed with the SEC, could cause actual results to differ materially from those contemplated by the forward-looking statements:

    legislative and regulatory developments
    assessments for insurance company insolvencies
    competitive conditions in the United States and Japan
    new product development and customer response to new products and new marketing initiatives ability to attract and retain qualified sales associates
    ability to repatriate profits from Japan
    changes in U.S. and/or Japanese tax laws or accounting requirements credit and other risks associated with Aflac's investment activities significant changes in investment yield rates
    fluctuations in foreign currency exchange rates
    deviations in actual experience from pricing and reserving assumptions including, but not limited to, morbidity, mortality, persistency, expenses, and investment yields level and outcome of litigation
    downgrades in the company's credit rating
    changes in rating agency policies or practices
    subsidiary's ability to pay dividends to parent company
    ineffectiveness of hedging strategies used to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations events resulting in catastrophic loss of life or injury
    general economic conditions in the United States and Japan

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2004, to March 31, 2005. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2004. Prior year results have been adjusted in this quarterly report to reflect adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, on January 1, 2005. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 84% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2005. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2004.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as granting stock options. It requires that companies use a fair value method to value stock options and other forms of share-based payments and recognize the related compensation expense in net earnings. We adopted SFAS 123R effective January 1, 2005, using the modified-retrospective application method. As a result, 2004 results have been adjusted to reflect the expensing of stock options. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

     For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the periods ended March 31.

Items Impacting Net Earnings

	In Millions		Per Diluted Share

	2005	2004	2005	2004

Net earnings	$328	$304	$.64	$.59
Items impacting net earnings, net of tax:
Realized investment gains (losses)	2	6	-	.01
Impact from SFAS 133	(9)	11	(.02)	.02
Japanese pension obligation transfer	-	3	-	.01
Foreign currency translation*	5	15	.01	.03

*Translation effect on Aflac Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first quarters of both 2005 and 2004 primarily resulted from sales transactions in the normal course of business.

Impact from SFAS 133

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation (see Notes 4 and 5 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued straight yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated (Samurai) notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the swaps' fair value and their initial contract fair value will be equal, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

     We have also issued yen-denominated debt (Samurai notes). We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-month period ended March 31, 2005; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004, for additional information.

Nonrecurring Items

     During the first quarter of 2004, we concluded the process of returning the substitutional portion of Aflac Japan's pension plan to the Japanese government as allowed by the Japan Pension Insurance Law. We recognized a one-time gain (other income) as the result of this transfer to the Japanese government in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share). For additional information on the transfer, see Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

Foreign Currency Translation

     Aflac Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate Aflac Japan's yen-denominated income statement from yen into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert yen into dollars.

     Due to the relative size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac's financial performance excluding the impact of foreign currency translation.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on net earnings was 35.2% for the three-month period ended March 31, 2005, compared with 34.8% for the same period in 2004.

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

2005 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Share	Over 2004	on EPS

95.00	$2.75	23.3%	$.19
100.00	2.67	19.7	.11
105.00	2.60	16.6	.04
108.26 **	2.56	14.8	-
110.00	2.54	13.9	(.02)
115.00	2.48	11.2	(.08)

*	Assumes: No realized investment gains/losses, no impact from SFAS 133, and no nonrecurring items in 2005 and 2004
**	Actual 2004 weighted-average exchange rate

     Our objective for 2006 is to increase net earnings per diluted share by 15% on the basis described above.

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

Aflac Japan

     Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Japan's Financial Services Agency (FSA) requirements for the six months ended September 30, 2004, Aflac Japan ranked first in terms of individual insurance policies in force and 10th in terms of assets among all life insurance companies operating in Japan.

Aflac Japan Pretax Operating Earnings

     Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency, and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2005	2004

Premium income	$2,254	$2,063
Net investment income	411	376
Other income	7	4

Total operating revenues	2,672	2,443

Benefits and claims	1,787	1,643
Operating expenses:
Amortization of deferred policy acquisition costs	73	71
Insurance commissions	234	221
Insurance and other expenses	179	169

Total operating expenses	486	461
Total benefits and expenses	2,273	2,104

Pretax operating earnings*	$399	$339

Weighted-average yen/dollar exchange rates	104.50	107.32

	In Dollars		In Yen

Percentage changes over previous period:	2005	2004	2005	2004

Premium income	9.3%	18.0%	6.5%	6.4%
Net investment income	9.3	10.2	6.4	(.6)
Total operating revenues	9.4	16.6	6.6	5.2
Pretax operating earnings*	17.6	21.4	14.5	9.5

Ratios to total revenues, in dollars:	2005	2004

Benefits and claims	66.9%	67.2%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.9
Insurance commissions	8.8	9.0
Insurance and other expenses	6.7	7.0

Total operating expenses	18.2	18.9
Pretax operating earnings*	14.9	13.9

*See page 25 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 6.9% to 978.1 billion yen in the first quarter of 2005, compared with 914.8 billion yen a year ago, and reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.1 billion in 2005 and $8.7 billion in 2004.

     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower benefit ratios. We have also experienced favorable claim trends in our cancer line and better-than-expected claim experience in our Rider MAX line. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. The expense ratio declined in the first quarter, reflecting lower amortization of deferred acquisition costs and lower stock option expense, compared with a year ago. However, we expect the operating expense ratio to be relatively stable in the future. Due to improvement in the benefit and operating expense ratios, the pretax operating profit margin expanded from 13.9% to 14.9%.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of Aflac Japan's investment income in the first three months of 2005, compared with 29% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Prior Year
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**

	2005	2004	2005	2004

Net investment income	6.4%	(.6)%	7.3%	2.5%
Total operating revenues	6.6	5.2	6.7	5.7
Pretax operating earnings*	14.5	9.5	15.4	12.7

*	See page 25 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

Aflac Japan Sales

     Aflac Japan's total new annualized premium sales rose during the first quarter of 2005 and were in line with our expectations and our sales target for the year. As we expected, sales growth was restrained by continued declines in Rider MAX. And while sales through Dai-ichi Mutual Life declined for the quarter, its results were better than we had expected. Excluding the contribution from Dai-ichi Life, sales were up 6.3% for the quarter. We were especially pleased that Aflac Japan produced very strong sales of medical products. Medical sales rose 28.5%, benefiting from the successful introduction of EVER Half and EVER Bonus, our two new medical products. We believe agent and consumer reception of these new products is further affirmation of our number one position in the market for stand-alone medical insurance products in Japan. The following table presents Aflac Japan's total new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen

(In millions of dollars and billions of yen)	2005	2004	2005	2004

Total new annualized premium sales	$285	$264	29.8	28.3
Increase over comparable period in prior year	8.1%	16.0%	5.3%	4.7%

     Our objective for 2005 is to increase total new annualized premium sales in yen by 5% to 10%.

     Aflac Japan's sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the three-month periods ended March 31.

	2005	2004

Medical policies	40%	33%
Rider MAX	13	20
Cancer life	22	25
Ordinary life	19	18
Other	6	4

Total	100%	100%

     Sales of EVER, a whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to our EVER product line has been favorably impacted by health care legislation effective in April 2003 that increased out-of-pocket costs for most Japanese consumers. We continue to believe that the medical category will be an important part of our product portfolio.

     As we have disclosed previously, we expect that the effect of Rider MAX conversions on total new annualized sales will continue to decline in future periods. Sales of Rider MAX to both new and existing cancer policyholders have also declined. However, we have seen a steady increase in the percentage of customers who are purchasing both our cancer product and EVER, compared with cancer plus Rider MAX. We believe this could be due to a consumer preference for the greater flexibility that comes with owning two stand-alone policies. We believe it also reflects the visibility and popularity of EVER as Japan's number one medical product.

     Dai-ichi Life sales of our cancer life policies accounted for 8% of total new annualized premium sales in the first quarter of 2005, compared with 9% a year ago, and were the primary driver of the decline in cancer life sales. However, we have been, and continue to be, very pleased with our alliance with Dai-ichi Life. For the full year, we expect sales through Dai-ichi Life to be stable compared with last year.

     We continued to focus on the growth of our distribution system in Japan. In the first quarter of 2005, we recruited more than 1,100 agencies, which was in line with our annual goal of 4,400 agencies. During the first quarter of 2005, the number of licensed sales associates rose to approximately 73,100, compared with 71,400 at December 31, 2004. The growth of licensed sales associates primarily resulted from agency recruitment. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

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

     Investment yields in Japan declined slightly from the fourth quarter of 2004, although they remained higher than a year ago. For example, the yield of a composite index of 20-year Japanese government bonds averaged 2.03% in the first quarter of 2005, compared with an average yield of 2.08% in the fourth quarter of 2004, and 1.87% in the first quarter of 2004. We purchased yen-denominated securities at an average yield of 2.84% in the first quarter, compared with 2.51% in the first quarter of 2004. Including dollar-denominated investments, our blended new money yield was 3.06% for the quarter, compared with 2.67% for the quarter ended March 31, 2004. At March 31, 2005, the yield on Aflac Japan's investment portfolio (including dollar-denominated investments) was 4.30%, compared with 4.44% at March 31, 2004. Our return on average invested assets, net of investment expenses, was 4.12% for the first quarter of 2005, compared with 4.25% for the first quarter of 2004. As of April 18, 2005, we had invested, or committed to invest, approximately 46% of our expected 2005 cash flow at an average yield of 3.05%. See Investments and Cash on page 36 for additional information.

Japanese Economy

     After a period of prolonged weakness in its economy, Japan has shown signs of economic improvement. While recent events continue to indicate that Japan's economy has begun to recover, the time required for a full economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2004.

Aflac U.S.

Aflac U.S. Pretax Operating Earnings

     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2005	2004

Premium income	$787	$710
Net investment income	102	97
Other income	2	3

Total operating revenues	891	810

Benefits and claims	480	435
Operating expenses:
Amortization of deferred policy acquisition costs	64	59
Insurance commissions	99	90
Insurance and other expenses	115	105

Total operating expenses	278	254

Total benefits and expenses	758	689

Pretax operating earnings*	$133	$121

Percentage changes over previous period:

Premium income	10.7%	13.9%
Net investment income	5.2	10.6
Total operating revenues	10.1	13.4
Pretax operating earnings*	9.7	14.7

Ratios to total revenues:

Benefits and claims	53.9%	53.8%
Operating expenses:
Amortization of deferred policy acquisition costs	7.2	7.3
Insurance commissions	11.2	11.1
Insurance and other expenses	12.8	12.8

Total operating expenses	31.2	31.2
Pretax operating earnings*	14.9	15.0

*See page 25 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 9.8% in the first quarter of 2005 and 14.1% for the same period of 2004 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at March 31, 2005 were $3.4 billion, compared with $3.1 billion a year ago.

     The benefit ratio has increased over the past several years, primarily due to the impact of declining investment yields on the growth of our investment income and the slowdown in U.S. sales in 2004 and 2003. As a percentage of premium income, the benefit ratio has been fairly stable at 61.0% in the first quarter, compared with 61.3% in the first quarter of 2004. In 2005 we expect the benefit ratio to continue to increase slightly; the operating expense ratio, excluding discretionary advertising expenses, to remain relatively stable; and the pretax operating profit margin to decline slightly.

Aflac U.S. Sales

     We were encouraged that Aflac U.S. sales were in line with our expectations for the quarter. Although total new annualized premium sales declined in the first quarter, we had expected a sales decline of up to 5% due primarily to a tough comparison to 2004. The difficult comparison resulted from fewer production days in the first quarter of 2005, compared with a year ago. Had the number of production days been the same in both quarters, we estimate sales would have increased in line with our annual objective. The following table presents Aflac's U.S. total new annualized premium sales for the three months ended March 31.

(In millions)	2005	2004

Total new annualized premium sales	$286	$292
Increase (decrease) over comparable period in prior year	(2.1)%	13.8%

     Our objective for 2005 is to increase total new annualized premium sales by 3% to 8%.

     One aspect of our growth strategy is the continued enhancement of our product line. Based on consumer feedback, we revised our dental product in November 2004. We also developed a vision care product in 2004 for introduction in mid-2005, and we are optimistic that the introduction of this product will benefit sales in the second half of the year. The following table details the contributions to total new annualized premium sales by major product category for the three-month periods ended March 31.

	2005	2004

Accident/disability coverage	52%	52%
Cancer expense insurance	19	20
Hospital indemnity products	11	11
Fixed-benefit dental coverage	8	7
Other	10	10

Total	100%	100%

     We were very pleased that new agent recruitment continued to improve. During the first quarter, we recruited more than 6,400 new sales associates, which was 10.3% above the first quarter of 2004. At the end of the first quarter, Aflac U.S. was represented by 60,300 licensed sales associates, or 4.6% higher than a year ago. We believe we will see improved sales momentum as the year progresses due in part to the continued expansion of our sales force. We also believe we can improve retention and productivity of sales associates as we continue to focus on recently adopted training initiatives and introduce new training programs. Ultimately, we believe these actions will lead to better recruiting and faster sales growth in the United States.

Aflac U.S. Investments

     For the quarter ended March 31, 2005, available cash flow was invested at an average yield of 6.04%, compared with 6.10% in the first quarter of 2004. The yield on Aflac's U.S. portfolio at March 31, 2005, was 7.31%, compared with a yield of 7.52% at March 31, 2004. The overall return on average invested assets, net of investment expenses, was 5.62% for the first quarter of 2005, compared with 7.12% in the first quarter of 2004, and was affected by the high level of securities lending at the end of 2004. Excluding the effect of securities lending in the first quarter of both years, the overall return on average invested assets, net of investment expenses was 7.11% in 2005 and 7.33% in 2004. See Investments and Cash on page 36 for additional information.

ANALYSIS OF FINANCIAL CONDITION

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2005, was 107.39 yen to one dollar, or 3.0% weaker than the December 31, 2004, exchange rate of 104.21. The weaker yen decreased reported investments and cash by $1.2 billion, total assets by $1.4 billion, and total liabilities by $1.3 billion, compared with the amounts that would have been reported for the first quarter of 2005 if the exchange rate had remained unchanged from December 31, 2004.

Market Risks of Financial Instruments

     Because we invest in fixed-income securities, our financial instruments are exposed primarily to two types of market risks - currency risk and interest rate risk.

Currency Risk

     The functional currency of Aflac Japan's insurance operation is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. Furthermore, most of Aflac Japan's investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated notes payable and cross-currency swaps related to its dollar-denominated senior notes.

     Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page 43 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At March 31, 2005, consolidated yen-denominated net assets subject to foreign currency fluctuation were $1.1 billion. At March 31, 2005, Aflac Japan's yen-denominated net assets were $2.6 billion and Aflac Incorporated's yen-denominated net liabilities were $1.5 billion. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
March 31, 2005

(In millions)

Yen/dollar exchange rates	92.39	107.39*	122.39

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$23,799	$20,474	$17,965
Perpetual debentures	4,121	3,546	3,111
Equity securities	60	52	45
Securities held to maturity:
Fixed maturities	12,459	10,719	9,405
Perpetual debentures	5,359	4,610	4,045
Cash and cash equivalents	480	413	363

Subtotal	46,278	39,814	34,934

Liabilities:
Notes payable	1,103	949	832
Cross-currency swaps	601	517	454
Japanese policyholder protection fund	274	236	207
Other financial instruments	5	4	4

Subtotal	1,983	1,706	1,497

Net yen-denominated financial instruments	44,295	38,108	33,437
Other yen-denominated assets	5,548	4,773	4,188
Other yen-denominated liabilities	(48,561)	(41,778)	(36,657)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$1,282	$1,103	$968

*Actual March 31, 2005 exchange rate

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

     At March 31, 2005, we had $4.0 billion of net unrealized gains on total debt securities. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates would be approximately $4.8 billion, based on our portfolio as of March 31, 2005. The effect on yen-denominated debt securities is approximately $4.1 billion and the effect on dollar-denominated debt securities is approximately $780 million.

     Changes in the interest rate environment have contributed to the unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains because we have the ability to hold these securities to maturity. Should significant amounts of unrealized losses occur because of increases in market yields, we likewise would not expect to realize these losses because we have the ability to hold such securities to maturity.

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

     Aflac invests primarily within the debt securities markets. Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and the overall corporate objectives, in addition to credit risk. Our investment policy requires that all securities be rated investment grade at the time of purchase. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and, where applicable, the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities. The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	March 31,	December 31,	March 31,	December 31,
(In millions)	2005	2004	2005	2004

Securities available for sale, at fair value:
Fixed maturities	$23,281	$23,485	$5,811	$5,681
Perpetual debentures	3,756	3,580	440	439
Equity securities	52	47	30	30

Total available for sale	27,089	27,112	6,281	6,150

Securities held to maturity, at amortized cost:
Fixed maturities	10,719	10,064	17	16
Perpetual debentures	4,610	4,759	-	-

Total held to maturity	15,329	14,823	17	16

Total investment securities	$42,418	$41,935	$6,298	$6,166

     The increase in investments during the first quarter reflected the substantial cash flows in the functional currencies of our operations partially offset by a weaker yen/dollar exchange rate. See Capital Resources and Liquidity on page 44 for additional information.

     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004. The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,805	$18,141	$15,737	$18,122
Perpetual debentures	102	115	109	120
Equity securities	14	54	15	54

Total publicly issued	15,921	18,310	15,861	18,296

Privately issued securities:
Fixed maturities	20,933	22,303	20,481	21,566
Perpetual debentures	8,634	8,915	8,602	8,823
Equity securities	19	28	19	23

Total privately issued	29,586	31,246	29,102	30,412

Total investment securities	$45,507	$49,556	$44,963	$48,708

     Total privately issued securities accounted for 65.0%, at amortized cost, of total debt securities as of March 31, 2005, compared with 64.7% at December 31, 2004. Privately issued securities held by Aflac Japan at amortized cost accounted for $27.5 billion, or 60.5%, of total debt securities at March 31, 2005, and $27.0 billion, or 60.1%, of total debt securities at December 31, 2004. Reverse-dual currency debt securities accounted for $7.8 billion, or 26.5%, of total privately issued securities as of March 31, 2005, compared with $7.8 billion, or 26.8%, of total privately issued securities at December 31, 2004. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of our securities have ratings from either a nationally recognized security rating organization or the SVO of the NAIC. The percentage distribution by credit rating of our purchases of debt securities, based on acquisition cost, was as follows:

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004

AAA	7.3%	9.1%	17.7%
AA	31.0	41.2	39.5
A	47.0	36.7	42.6
BBB	14.7	13.0	.2

	100.0%	100.0%	100.0%

     The percentage distribution, at amortized cost and fair value, by credit rating of debt securities we own was as follows:

	March 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.6%	3.6%	3.5%	3.5%
AA	33.1	34.7	32.7	34.3
A	37.0	36.7	36.2	36.1
BBB	24.6	23.6	25.8	24.6
BB or lower	1.7	1.4	1.8	1.5

Total	100.0%	100.0%	100.0%	100.0%

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

     Once we designate a security as below-investment-grade, we begin a more intensive monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and carrying value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the company. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with a carrying value in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2004. Securities classified as below investment grade were as follows:

Below-Investment-Grade Securities

	March 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$329	$293	$338	$300
KLM Royal Dutch Airlines	279	237	288	239
Toys R Us Japan	93	104	96	108
LeGrand	46	52	46	51
Tennessee Gas Pipeline	31	32	31	33
Ikon, Inc.*	-	-	8	9

Total	$778	$718	$807	$740

*	Security sold during 2005

     Occasionally a debt security will be split-rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the SVO designation as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of March 31, 2005, represented .2% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment-Grade
(In millions)	Cost	Rating	Rating	Class	Status

Tyco Electronics AMP (AMP Japan)	$56	Ba1	BBB	2	Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of March 31, 2005.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$29,350	$32,570	65.8%	$3,553	$333
Below-investment-grade securities	778	718	1.5	21	81
Held-to-maturity securities:
Investment-grade securities	15,346	16,186	32.7	1,061	221

Total	$45,474	$49,474	100.0%	$4,635	$635

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2005.

Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$5,902	$333	$1,139	$72	$1,317	$69	$3,446	$192
Below-investment-
grade securities	577	81	-	-	-	-	577	81
Held-to-maturity
securities:
Investment-grade
securities	4,218	221	773	29	559	26	2,886	166

Total	$10,697	$635	$1,912	$101	$1,876	$95	$6,909	$439

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2005.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 35%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$5,902	$333	$5,837	$317	$65	$16
Below-investment-
grade securities	577	81	577	81	-	-
Held-to-maturity securities:
Investment-grade securities	4,218	221	4,218	221	-	-

Total	$10,697	$635	$10,632	$619	$65	$16

     The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2005.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

KLM Royal Dutch Airlines	B	$279	$237	$42
Ahold Finance	BB	329	293	36
KBC Groupe SA	A	252	222	30
CSAV	BBB	223	195	28
Nordea Bank	A	279	252	27
Hypo-Vorarlberger Bank	A	103	81	22
BAWAG	BBB	130	110	20
United Mexican States	BBB	419	399	20
Irish Life & Permanent	A	279	261	18
Union Fenosa	BBB	345	327	18

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

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended March 31, 2005 and 2004, were immaterial.

     Realized losses on debt securities by investment-grade status were as follows for the three months ended March 31, 2005. There were no disposals of below-investment-grade securities which resulted in losses during the first quarter of 2005.

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$32	$1
Six months to 12 months	16	1
Over 12 months	42	2

Total	$90	$4

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $992 million, or 2.0% of total investments and cash, as of March 31, 2005, compared with $3.8 billion, or 7.3% at December 31, 2004. The decrease in cash, compared with December 31, 2004, was due to the return of cash collateral ($2.6 billion) attributed to a higher level of loaned securities at year-end. Mortgage loans on real estate and other long-term investments remained immaterial at both March 31, 2005, and December 31, 2004.

Deferred Policy Acquisition Costs

     The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2005	December 31, 2004

Aflac Japan	$3,767	$3,812
Aflac U.S.	1,816	1,783

     Aflac Japan's deferred policy acquisition costs decreased $45 million, or 1.2% (1.3% increase in yen) for the three months ended March 31, 2005. Deferred policy acquisition costs of Aflac U.S. increased $33 million, or 1.8% for the three-month period ended March 31, 2005. The weaker yen at March 31, 2005, decreased reported deferred policy acquisition costs by $115 million. The decrease in total deferred policy acquisition costs was the result of a weaker yen, partially offset by deferred costs associated with new annualized premium sales.

Policy Liabilities

     The following table presents policy liabilities by segment.

(In millions)	March 31, 2005	December 31, 2004

Aflac Japan	$38,954	$39,356
Aflac U.S.	4,360	4,198

     Aflac Japan's policy liabilities decreased $402 million, or 1.0% (2.0% increase in yen) for the three months ended March 31, 2005. Policy liabilities of Aflac U.S. increased $162 million, or 3.9% for the three-month period ended March 31, 2005. The weaker yen at March 31, 2005, decreased reported policy liabilities by $1.2 billion. The decrease in total policy liabilities reflected a weaker yen, partially offset by the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both March 31, 2005, and December 31, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 20.8% as of March 31, 2005, compared with 21.7% as of December 31, 2004. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at March 31, 2005.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Benefit Plans

     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 8 of the Notes to the Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

State Guaranty Associations and Policyholder Protection Fund

     The U.S. and Japanese insurance industries each have policyholder protection systems that provide funds for the policyholders of insolvent insurers. See the State Guaranty Associations and Policyholder Protection Fund section of MD&A in our annual report to shareholders for the year ended December 31, 2004, for additional information.

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At March 31, 2005, and December 31, 2004, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 119.0 billion yen and 76.6 billion yen, respectively. The increase in our yen-denominated net asset position is primarily a result of an increased net asset position that we chose not to hedge.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $55 million in the first quarter of 2005, compared with $48 million for the same period in 2004. During the first quarter of 2005, Aflac Japan paid $8 million to the Parent Company for management fees, compared with $6 million in the first quarter of 2004. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In 2003, we filed a shelf registration statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $931 million using the March 31, 2005, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the three months ended March 31.

Consolidated Cash Flows by Activity

(In millions)	2005	2004

Operating activities	$1,174	$1,220
Investing activities	(3,874)	(999)
Financing activities	(96)	(106)
Exchange effect on cash and cash equivalents	(25)	2

Net change in cash and cash equivalents	$(2,821)	$117

Operating Activities

     In the first three months of 2005, consolidated cash flow from operations decreased 3.6%. Net cash flow from operations other than Japan increased 4.2% in the three-month period ended March 31, 2005, to $249 million, compared with $239 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash flow from operations for Aflac Japan decreased 5.5% to $925 million, compared with $980 million for the three months ended March 31, 2004.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. As a result of the return of the cash collateral from securities lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion), consolidated cash flow used by investing activities increased $2.9 billion in the first quarter of 2005, compared with the first quarter of 2004. Aflac Japan had cash outflows from investing activities of $1.1 billion in the first three months of 2005, compared with cash outflows of $871 million for the same period of 2004. Aflac U.S. had net cash outflows of $2.8 billion in the first quarter of 2005, compared with net outflows of $127 million a year ago.

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2005 and 2004, respectively.

Financing Activities

     The following table presents a summary of treasury stock activity during the three-month periods ended March 31.

(In millions of dollars and thousands of shares)	2005	2004

Treasury stock purchases	$113	$127

Shares purchased	2,942	3,150

Stock issued from treasury	$10	$17

Shares issued	835	1,140

     Dividends to shareholders in the first quarter of 2005 of $.11 per share increased 15.8% over the same period of 2004. The following table presents the sources of dividends paid to shareholders for the three-month periods ended March 31.

(In millions)	2005	2004

Dividends paid in cash	$53	$46
Dividends through issuance of treasury shares	2	2

Total dividends to shareholders	$55	$48

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. Expenses allocated to Aflac Japan were $8 million for the three-month period ended March 31, 2005, compared with $7 million a year ago. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2004.

Rating Agencies

     Aflac is rated AA by both Standard & Poor's and Fitch Ratings and Aa2 (Excellent) by Moody's for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated's senior debt is rated A by Standard & Poor's; A+ by Fitch Ratings; and A2 by Moody's.

Other

     In April 2005, the board of directors declared the second quarter cash dividend of $.11 per share. The dividend is payable on June 1, 2005, to shareholders of record at the close of business on May 20, 2005. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of March 31, 2005, approximately 24 million shares were available for purchase under our share repurchase program.

     For information regarding commitments and contingent liabilities, see Note 9 of the Notes to the Consolidated Financial Statements.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

     The information required by Item 3 is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part I, Item 2 of this report.

Item 4.	Controls and Procedures.

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

Internal Control Over Financial Reporting

     (c)  Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the first quarter of 2005, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	100,000	$38.96	100,000	26,809,163
February 1 - February 28	2,842,000	38.43	2,842,000	23,967,163
March 1 - March 31	-	-	-	23,967,163

Total	2,942,000	$38.45	2,942,000	23,967,163

The remaining 23,967,163 shares related to a repurchase authorization approved by the board and announced in February 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Shareholders was held on May 2, 2005. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; and (2) Ratification of the appointment of independent registered public accounting firm for 2005. The proposals were approved by the shareholders.

     The following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.

VOTES

			Absten-		Broker
	For	Against	tions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	820,053,429	N/A	N/A	6,265,882	2,885
J. Shelby Amos II	818,617,643	N/A	N/A	7,701,669	2,885
Michael H. Armacost	820,326,946	N/A	N/A	5,992,365	2,885
Kriss Cloninger III	818,754,571	N/A	N/A	7,564,740	2,885
Joe Frank Harris	818,595,497	N/A	N/A	7,723,815	2,885
Elizabeth J. Hudson	820,313,996	N/A	N/A	6,005,315	2,885
Kenneth S. Janke Sr.	819,231,615	N/A	N/A	7,087,697	2,885
Douglas W. Johnson	819,843,877	N/A	N/A	6,475,435	2,885
Robert B. Johnson	819,614,494	N/A	N/A	6,704,818	2,885
Charles B. Knapp	819,631,977	N/A	N/A	6,687,335	2,885
Hidefumi Matsui	819,847,499	N/A	N/A	6,471,812	2,885
E. Stephen Purdom	817,808,261	N/A	N/A	8,511,050	2,885
Barbara K. Rimer	819,999,167	N/A	N/A	6,320,144	2,885
Marvin R. Schuster	818,491,336	N/A	N/A	7,827,975	2,885
David Gary Thompson	819,470,217	N/A	N/A	6,849,095	2,885
Tohru Tonoike	820,652,846	N/A	N/A	5,666,466	2,885
Robert L. Wright	819,848,056	N/A	N/A	6,471,255	2,885

(2) Ratification of appointment of KPMG LLP as independent registered public accounting firm	814,761,094	8,849,044	2,712,058	N/A	None

N/A - not applicable

Item 6. Exhibits.

10.1	-	First Amendment, dated May 2, 2005, to the 2004 Aflac Incorporated Long-Term Incentive Plan.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated May 6, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated May 6, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated May 6, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Aflac Incorporated

May 6, 2005	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

May 6, 2005	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer

Exhibit Index
10.1	-	First Amendment, dated May 2, 2005, to the 2004 Aflac Incorporated Long-Term Incentive Plan.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated May 6, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated May 6, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated May 6, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.