Form 10-Q
period 2005-06-30
AFLAC INC
filed 2005-08-05
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 1, 2005

Common Stock, $.10 Par Value	501,700,209 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004	2005	2004

Revenues:
Premiums, principally supplemental health insurance	$3,020	$2,768	$6,061	$5,541
Net investment income	518	484	1,033	957
Realized investment gains (losses)	11	(5)	15	1
Other income (losses)	18	(14)	18	14

Total revenues	3,567	3,233	7,127	6,513

Benefits and expenses:
Benefits and claims	2,229	2,068	4,495	4,146
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	134	127	270	258
Insurance commissions	334	308	667	619
Insurance expenses	324	289	611	556
Interest expense	6	6	11	11
Other operating expenses	24	22	50	43

Total acquisition and operating expenses	822	752	1,609	1,487

Total benefits and expenses	3,051	2,820	6,104	5,633

Earnings before income taxes	516	413	1,023	880
Income taxes	180	155	359	317

Net earnings	$336	$258	$664	$563

Net earnings per share:
Basic	$.67	$.51	$1.32	$1.11
Diluted	.66	.50	1.30	1.09

Common shares used in computing earnings per share (In thousands):
Basic	501,426	508,353	502,063	509,138
Diluted	508,002	517,860	508,722	518,607

Cash dividends per share	$.11	$.095	$.22	$.19

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(In millions - Unaudited)	2005	2004

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $25,454 in 2005
and $26,138 in 2004)	$29,139	$29,166
Perpetual debentures (amortized cost $3,996 in 2005
and $3,952 in 2004)	4,245	4,019
Equity securities (cost $32 in 2005 and $34 in 2004)	79	77
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $11,855 in 2005 and $10,522 in 2004)	11,140	10,080
Perpetual debentures (fair value $4,748 in 2005
and $4,924 in 2004)	4,468	4,759
Other investments	48	41
Cash and cash equivalents	1,428	3,813

Total investments and cash	50,547	51,955
Receivables, primarily premiums	579	417
Accrued investment income	497	495
Deferred policy acquisition costs	5,586	5,595
Property and equipment, at cost less accumulated depreciation	477	515
Other	309	349

Total assets	$57,995	$59,326

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$38,671	$39,360
Unpaid policy claims	2,482	2,355
Unearned premiums	578	593
Other policyholders' funds	1,337	1,248

Total policy liabilities	43,068	43,556
Notes payable	1,369	1,429
Income taxes	3,049	2,581
Payables for return of cash collateral on loaned securities	901	2,887
Other	1,149	1,297
Commitments and contingent liabilities (Notes 8 and 9)

Total liabilities	49,536	51,750

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 653,360
shares in 2005 and 652,628 shares in 2004	65	65
Additional paid-in capital	730	677
Retained earnings	7,339	6,785
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	164	221
Unrealized gains on investment securities	2,938	2,417
Minimum pension liability adjustment	(28)	(28)
Treasury stock, at average cost	(2,749)	(2,561)

Total shareholders' equity	8,459	7,576

Total liabilities and shareholders' equity	$57,995	$59,326

Shareholders' equity per share	$16.88	$14.90

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Six Months Ended June 30,
(In millions, except for per-share amounts - Unaudited)	2005	2004

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	677	417
Cumulative effect of change in accounting principle	-	175
Exercise of stock options, including income tax benefits	25	10
Share-based compensation	14	18
Gain on treasury stock reissued	14	20

Balance, end of period	730	640

Retained earnings:
Balance, beginning of period	6,785	5,885
Cumulative effect of change in accounting principle	-	(173)
Net earnings	664	563
Dividends to shareholders ($.22 per share in 2005
and $.19 per share in 2004)	(110)	(97)

Balance, end of period	7,339	6,178

Accumulated other comprehensive income:
Balance, beginning of period	2,610	2,493
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(57)	5
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	521	(846)
Minimum pension liability adjustment during period,
net of income taxes	-	11

Balance, end of period	3,074	1,663

Treasury stock:
Balance, beginning of period	(2,561)	(2,214)
Purchases of treasury stock	(225)	(178)
Cost of shares issued	37	28

Balance, end of period	(2,749)	(2,364)

Total shareholders' equity	$8,459	$6,182

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2005	2004

Cash flows from operating activities:
Net earnings	$664	$563
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	(1)	100
Increase in deferred policy acquisition costs	(218)	(208)
Increase in policy liabilities	1,692	1,461
Change in income tax liabilities	205	283
Realized investment (gains) losses	(15)	(1)
Other, net	29	51

Net cash provided by operating activities	2,356	2,249

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	539	557
Fixed maturities matured	372	493
Perpetual debentures sold	35	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,516)	(1,947)
Perpetual debentures	(286)	(282)
Securities held to maturity:
Fixed maturities	(1,723)	(1,371)
Perpetual debentures	-	(129)
Cash received as collateral on loaned securities, net	(1,956)	609
Other, net	(8)	(13)

Net cash used by investing activities	$(4,543)	$(2,083)

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2005	2004

Cash flows from financing activities:
Purchases of treasury stock	$(225)	$(178)
Change in investment-type contracts, net	127	109
Dividends paid to shareholders	(105)	(92)
Treasury stock reissued	27	25
Principal payments under debt obligations	(4)	(7)
Other, net	26	11

Net cash used by financing activities	(154)	(132)

Effect of exchange rate changes on cash and cash equivalents	(44)	(14)

Net change in cash and cash equivalents	(2,385)	20
Cash and cash equivalents, beginning of period	3,813	1,052

Cash and cash equivalents, end of period	$1,428	$1,072

Supplemental disclosures of cash flow information:
Income taxes paid	$181	$42
Interest paid	11	10
Noncash financing activities:
Capitalized lease obligations	1	5
Treasury shares issued to AFL Stock Plan for:
Associate stock bonus	18	18
Shareholder dividend reinvestment	5	5
Share-based compensation grants	1	-

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions - Unaudited)	2005	2004	2005	2004

Net earnings	$336	$258	$664	$563

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	10	36	27	15
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during period	756	(1,507)	800	(1,227)
Reclassification adjustment for realized (gains)
losses included in net earnings	(11)	5	(15)	(1)
Minimum pension liability adjustment during period	-	-	1	18

Total other comprehensive income (loss)
before income taxes	755	(1,466)	813	(1,195)
Income tax expense (benefit) related to items
of other comprehensive income (loss)	298	(460)	351	(364)

Other comprehensive income (loss)
net of income taxes	457	(1,006)	462	(831)

Total comprehensive income (loss)	$793	$(748)	$1,126	$(268)

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

     The consolidated financial statements include the accounts of Aflac Incorporated (the "Parent Company"), its majority-owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2005, and December 31, 2004, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2005, and 2004, and consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2005, and 2004. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Revenues:
Aflac Japan:
Earned premiums	$2,217	$2,042	$4,471	$4,105
Net investment income	412	385	822	761
Other income	7	3	15	7

Total Aflac Japan	2,636	2,430	5,308	4,873

Aflac U.S.:
Earned premiums	803	726	1,590	1,437
Net investment income	104	98	206	195
Other income	3	3	5	5

Total Aflac U.S.	910	827	1,801	1,637

Other business segments	8	8	18	17

Total business segment revenues	3,554	3,265	7,127	6,527
Realized investment gains (losses)	11	(5)	15	1
Japanese pension obligation transfer	-	-	-	6
Corporate*	16	(15)	19	7
Intercompany eliminations	(14)	(12)	(34)	(28)

Total revenues	$3,567	$3,233	$7,127	$6,513

*Includes for the three-month periods, investment income of $2 in 2005 and $1 in 2004, and $4 and $2 for the six-month periods in 2005 and 2004, respectively. Also, includes for the three-month periods, a gain of $4 in 2005, compared with a loss of $24 in 2004 related to the impact from SFAS 133, and for the six-month periods, losses of $9 in 2005 and $12 in 2004.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2005	2004	2005	2004

Pretax earnings:
	Aflac Japan*	$387	$339	$787	$679
	Aflac U.S.	130	120	263	241
	Other business segments	1	-	1	-

	Total business segments	518	459	1,051	920
	Interest expense, noninsurance operations	(5)	(5)	(10)	(10)
	Corporate and eliminations	(12)	(12)	(24)	(24)

	Pretax operating earnings**	501	442	1,017	886
	Realized investment gains (losses)	11	(5)	15	1
	Impact from SFAS 133	4	(24)	(9)	(12)
	Japanese pension obligation transfer	-	-	-	6

	Total earnings before income taxes	$516	$413	$1,023	$880

*	Includes charges of $18 in 2005 and $26 in 2004 related to the write down of previously capitalized systems development costs for Aflac Japan's administration system.
**

Income taxes applicable to pretax operating earnings for the three-month periods were $175 in 2005 and $158 in 2004, and for the six-month periods were $356 in 2005 and $317 in 2004. The effect of foreign currency translation increased operating earnings for the three-month periods by $3 in 2005 and $11 in 2004, and for the six-month periods by $8 in 2005 and $26 in 2004.

     Assets were as follows:

	June 30,	December 31,
(In millions)	2005	2004

Assets:
Aflac Japan	$48,140	$47,556
Aflac U.S.	9,345	11,393
Other business segments	87	85

Total business segment assets	57,572	59,034
Corporate	10,096	9,288
Intercompany eliminations	(9,673)	(8,996)

Total assets	$57,995	$59,326

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended June 30, 2005, we realized pretax investment gains of $11 million (after-tax $7 million, or $.01 per diluted share) as a result of securities sales. For the six months ended June 30, 2005, we realized pretax investment gains of $15 million (after-tax $9 million, or $.01 per diluted share). For the quarter ended June 30, 2004, we realized pretax investment losses of $5 million (after-tax $3 million, or $.01 per diluted share) and pretax investment gains of $1 million (after-tax $3 million, or nil per diluted share) for the six months ended June 30, 2004, all as a result of securities sales.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2005	2004

Unrealized gains on securities available for sale	$3,981	$3,138
Unamortized unrealized gains on securities transferred
to held to maturity	486	544
Deferred income taxes	(1,529)	(1,265)

Shareholders' equity, net unrealized gains on investment securities	$2,938	$2,417

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

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At June 30, 2005, available-for-sale QSPEs totaled $1.5 billion at fair value ($1.5 billion at amortized cost, or 3.4% of total debt securities), compared with $1.4 billion at fair value ($1.4 billion at amortized cost, or 3.0% of total debt securities) at December 31, 2004. Each QSPE has a default trigger whereby default on any of the underlying notes would force dissolution of the QSPE, distribution of the underlying securities, and termination of the related swaps. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.9 billion at fair value ($1.9 billion at amortized cost, or 4.3% of total debt securities) at June 30, 2005. We have concluded that we are the primary beneficiary of VIEs totaling $1.7 billion at fair value ($1.7 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $243 million at fair value ($235 million at amortized cost) as of June 30, 2005. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2005, we had security loans outstanding with a fair value of $881 million, and we held cash in the amount of $901 million as collateral for these loaned securities. At December 31, 2004, we had security loans outstanding with a fair value of $2.9 billion, and we held cash in the amount of $2.9 billion as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2005	2004

Interest rate component	$12	$21
Foreign currency component	(51)	(91)
Accrued interest component	4	4

Total fair value of cross-currency swaps	$(35)	$(66)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2005	2004

Balance, beginning of period	$(91)	$(69)
Increase (decrease) in fair value of cross-currency swaps	31	(4)
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	9	13

Balance, end of period	$(51)	$(60)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2005	2004

6.50% senior notes due April 2009 (principal amount $450)	$450	$449
Yen-denominated Samurai notes:
1.55% notes due October 2005 (principal amount 30 billion yen)	271	288
.87% notes due June 2006 (principal amount 40 billion yen)	362	384
.96% notes due June 2007 (principal amount 30 billion yen)	271	288
Capitalized lease obligations payable through 2009	15	20

Total notes payable	$1,369	$1,429

     The Parent Company has three issues of yen-denominated Samurai notes totaling 100 billion yen outstanding in Japan issued under a Shelf Registration Statement filed with Japanese regulatory authorities in 2000. These issues may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. residents or entities. In 2003, the Parent Company filed a second 100 billion yen Shelf Registration Statement with Japanese regulatory authorities (see Note 10).

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

     We were in compliance with all of the covenants of our notes payable at June 30, 2005. No events of default or defaults occurred during the six months ended June 30, 2005.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the six months ended June 30.

(In thousands of shares)	2005	2004

Common stock - issued:
Balance, beginning of period	652,628	651,554
Exercise of stock options	732	841

Balance, end of period	653,360	652,395

Treasury stock:
Balance, beginning of period	149,020	141,662
Purchases of treasury stock:
Open market	5,582	4,405
Other	68	42
Shares issued to AFL Stock Plan	(825)	(825)
Exercise of stock options	(1,416)	(938)
Grants of restricted stock	(241)	-

Balance, end of period	152,188	144,346

Shares outstanding, end of period	501,172	508,049

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of June 30, 2005, we had approximately 21 million shares available for purchase under the current share repurchase program.

     For the six months ended June 30, 2005, there were approximately 3.4 million weighted-average shares, compared with 522 thousand shares in 2004, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 3.4 million shares for the three months ended June 30, 2005, and three thousand shares for the same period in 2004).

7.  SHARE-BASED TRANSACTIONS

     Our long-term share-based compensation plans allow for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights. The terms and vesting schedules for share-based awards vary by the type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2005, the only performance-based awards issued and outstanding were restricted stock awards. Upon exercise, share-based compensation awards granted to U.S.-based grantees are settled with authorized but unissued company stock, while share-based compensation awards granted to Japan-based grantees are settled with treasury shares.

     We adopted SFAS 123R to account for stock options and other share-based transactions effective January 1, 2005. In accordance with the modified-retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock options. The cumulative adjustment associated with adoption decreased our tax liability $2 million, increased additional paid-in capital $175 million and decreased retained earnings $173 million as of December 31, 2003.

     The following table presents the expense recognized in the following items as a result of applying the provisions of SFAS 123R.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per-share amounts)	2005	2004	2005	2004

Earnings from continuing operations	$8	$7	$15	$18
Earnings before income taxes	8	7	15	18
Net earnings	6	7	11	18

Net earnings per share:
Basic	$.01	$.01	$.02	$.03
Diluted	.01	.01	.02	.03

     We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. Identifiable periods of unusual volatility may be excluded from historical data if they are not considered to be representative of expected future volatility. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $12.61 for the first half of 2005, compared with $9.98 a year ago. The following table presents the assumptions used in valuing options granted during the six months ended June 30.

	2005	2004

Expected volatility	28.4%	25.0%
Expected term (years)	6.5	4.3
Risk-free interest rate	4.0%	4.0%
Dividend yield	1.1%	.9%

     The following table summarizes stock option activity during the first half of 2005.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2004	22,087	$23.86
Granted in first six months of 2005	1,233	38.81
Canceled in first six months of 2005	(99)	33.09
Exercised in first six months of 2005	(2,205)	13.76

Outstanding at June 30, 2005	21,016	$25.76

Exercisable at June 30, 2005	15,268	$22.23

     As of June 30, 2005, the aggregate intrinsic value of stock options outstanding was $372 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $324 million, with a weighted-average remaining term of 4.6 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2005 was $59 million, compared with $47 million for the same period a year ago. We received $28 million and $25 million cash from the exercise of stock options during the six-month periods ended June 30, 2005 and 2004, respectively. The tax benefit realized as a result of stock option exercises was $18 million for the first half of 2005. The tax benefit realized from stock option exercises was immaterial in the first half of 2004.

     The following table summarizes restricted stock activity during the first six months of 2005.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value

Restricted stock at December 31, 2004	2	$39.98
Granted in first six months of 2005	241	38.75
Canceled in first six months of 2005	-	-
Vested in first six months of 2005	-	-

Restricted stock at June 30, 2005	243	$38.76

     As of June 30, 2005, total compensation cost not yet recognized related to restricted stock awards was $8 million. We expect to recognize this cost over a weighted-average period of approximately three years. Grants of restricted stock for the first six months included 150,589 shares that have a performance-based vesting condition. Total compensation cost not yet recognized related to the performance-based awards was $5 million, which we expect to recognize over a period of approximately three years. There are no other contractual terms covering restricted stock awards once vested. No awards of restricted stock were granted during the first six months of 2004.

     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 8 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004.

8.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three- and six-month periods ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net
periodic benefit cost:
Service cost	$1	$2	$1	$1	$2	$4	$2	$2
Interest cost	-	2	-	2	1	4	1	4
Expected return on
plan assets	-	(2)	-	(1)	-	(3)	-	(2)
Amortization of net
actuarial loss	1	1	1	-	1	1	2	-

Net periodic
benefit cost	$2	$3	$2	$2	$4	$6	$5	$4

     As of June 30, 2005, approximately $4 million (using the June 30, 2005 exchange rate) had been contributed to the Japanese pension plan for the first six months of 2005. As of June 30, 2005, no contributions had been made to the U.S. pension plan.

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

10.  SUBSEQUENT EVENT

     On July 20, 2005, the Parent Company issued yen-denominated (Samurai) notes totaling 40 billion yen (approximately $355 million). These bonds pay interest semiannually at .71% and mature July 20, 2010. They are only redeemable prior to maturity upon the occurrence of a tax event as specified in the bond agreement. These securities are not available to U.S. residents or entities. The bonds were issued in Japan under a previously announced 100 billion yen Shelf Registration Statement filed with Japanese regulatory authorities in December 2003. This is the first issuance from the December 2003 Shelf Registration. The proceeds from this issuance will be used for general corporate purposes, including the repayment of 30 billion yen of debt maturing in October 2005.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The June 30, 2005, and 2004, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 21.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2005, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2005, and 2004, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2005, and 2004. These consolidated financial statements are the responsibility of the Company's management.

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
August 5, 2005

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2004, to June 30, 2005. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2004. Prior year results have been adjusted in this quarterly report to reflect adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, on January 1, 2005. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

Critical Accounting Estimates

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 83% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2005. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the periods ended June 30.

Items Impacting Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	In millions		Per Diluted Share		In millions		Per Diluted Share

Net earnings	$336	$258	$.66	$.50	$664	$563	$1.30	$1.09
Items impacting net
earnings, net of tax:
Realized investment
gains (losses)	7	(3)	.01	(.01)	9	3.01		-
Impact from SFAS 133	3	(23)	.01	(.04)	(6)	(12)	(.01)	(.02)
Japanese pension
obligation transfer	-	-	-	-	-	3	-	.01
Foreign currency
translation*	3	11.01		.02	8	26.02		.05

*Translation effect on Aflac Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains during the first six months of 2005 and 2004 primarily resulted from sales transactions in the normal course of business.

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

     We have also issued yen-denominated debt (Samurai notes). We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the six-month period ended June 30, 2005; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004, for additional information.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on net earnings was 35.1% for the six-month period ended June 30, 2005, compared with 36.1% for the same period in 2004.

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

2005 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings	% Growth	Yen Impact
Exchange Rate	Per Share	Over 2004	on EPS

95.00	$2.75	23.3%	$.19
100.00	2.67	19.7	.11
105.00	2.60	16.6	.04
108.26 **	2.56	14.8	-
110.00	2.54	13.9	(.02)
115.00	2.49	11.7	(.07)

*	Assumes: No realized investment gains/losses, no impact from SFAS 133, and no nonrecurring items in 2005 and 2004
**	Actual 2004 weighted-average exchange rate

     Our objective for 2006 is to increase net earnings per diluted share by 15% on the basis described above. Our objective for 2007 is to increase net earnings per diluted share by 13% to 16% on the basis described above.

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

Aflac Japan

     Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. Based on financial results determined in accordance with Japan's Financial Services Agency (FSA) requirements for the Japanese fiscal year ended March 31, 2005, Aflac Japan ranked first in terms of individual insurance policies in force and 10th in terms of assets among all life insurance companies operating in Japan.

Aflac Japan Pretax Operating Earnings

     Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Premium income	$2,217	$2,042	$4,471	$4,105
Net investment income	412	385	822	761
Other income	7	3	15	7

Total operating revenues	2,636	2,430	5,308	4,873

Benefits and claims	1,735	1,622	3,522	3,265
Operating expenses:
Amortization of deferred policy acquisition costs	72	66	144	137
Insurance commissions	233	217	467	437
Insurance and other expenses	209	186	388	355

Total operating expenses	514	469	999	929

Total benefits and expenses	2,249	2,091	4,521	4,194

Pretax operating earnings*	$387	$339	$787	$679

Weighted-average yen/dollar exchange rates	107.63	109.73	106.04	108.52

	In Dollars				In Yen

	Three Months		Six Months		Three Months		Six Months
Percentage changes over	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
previous period:	2005	2004	2005	2004	2005	2004	2005	2004

Premium income	8.6%	15.3%	8.9%	16.7%	6.6%	6.8%	6.5%	6.6%
Net investment income	7.0	10.6	8.1	10.4	5.0	2.4	5.7	.9
Total operating revenues	8.5	14.5	8.9	15.5	6.5	6.0	6.5	5.6
Pretax operating earnings*	14.1	22.7	15.9	22.1	11.9	13.6	13.2	11.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues, in dollars:	2005	2004	2005	2004

Benefits and claims	65.8%	66.8%	66.3%	67.0%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.7	2.7	2.8
Insurance commissions	8.8	8.9	8.8	9.0
Insurance and other expenses	8.0	7.6	7.4	7.3

Total operating expenses	19.5	19.2	18.9	19.1
Pretax operating earnings*	14.7	14.0	14.8	13.9

*See page 28 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 6.9% to 992.6 billion yen in the first six months of 2005, compared with 928.5 billion yen a year ago, and reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.0 billion in 2005 and $8.6 billion in 2004.

     The benefit ratio has declined over the past several years, reflecting the impact of new products with lower benefit ratios. We have also experienced favorable claim trends in our cancer product line and better-than-expected claim experience in our Rider MAX product line. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. As a part of our information technology strategy, we have identified ways to improve and simplify our computing infrastructure, including for example, consolidation of processing from two mainframe systems to one. As a result, we determined it was appropriate to write off two billion yen, or $18 million before taxes, of costs related to software that will no longer be used. Despite the write-off, the expense ratio declined in the first six months of 2005, reflecting lower amortization of deferred acquisition costs and lower stock option expense, compared with a year ago. However, we expect the operating expense ratio to be relatively stable in the future. Due to improvement in the benefit and operating expense ratios, the pretax operating profit margin expanded from 13.9% to 14.8%.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of Aflac Japan's investment income in the first six months of both 2005 and 2004. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period
For the Periods Ended June 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three-Month		Six-Month		Three-Month		Six-Month
	Operating Results		Operating Results		Operating Results		Operating Results

	2005	2004	2005	2004	2005	2004	2005	2004

Net investment income	5.0%	2.4%	5.7%	.9%	5.6%	4.9%	6.4%	3.7%
Total operating revenues	6.5	6.0	6.5	5.6	6.6	6.4	6.6	6.1
Pretax operating
earnings*	11.9	13.6	13.2	11.5	12.5	14.3	13.9	12.4

*				See page 28 for our definition of segment operating earnings.
**				Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

Aflac Japan Sales

     Aflac Japan's total new annualized premium sales were consistent with our expectations for the quarter. Total new sales rose 1.2% in the second quarter and were restrained by significant declines in Rider MAX sales and conversions. Sales of our supplemental medical products were very strong, increasing 29.4% over last year. Sales through Dai-ichi Mutual Life dramatically improved, rising 19.2% over the second quarter of 2004. The following table presents Aflac Japan's total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen

(In millions of dollars and	Three Months		Six Months		Three Months		Six Months

billions of yen)	2005	2004	2005	2004	2005	2004	2005	2004

Total new annualized	$302	$294	$587	$557	32.6	32.2	62.4	60.5
premium sales
Increase over comparable
period in prior year	2.9%	5.5%	5.4%	10.2%	1.2%	(2.3)%	3.1%	.9%

     Our objective for 2005 is to increase total new annualized premium sales in yen by 5% to 10%.

     Aflac Japan's sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the periods ended June 30.

	Three Months		Six Months
	2005	2004	2005	2004

Medical policies	38%	30%	39%	31%
Rider MAX	12	23	12	22
Cancer life	24	23	23	24
Ordinary life	19	19	19	18
Other	7	5	7	5

Total	100%	100%	100%	100%

     Sales of EVER, a whole-life fixed-benefit medical product, now exceed sales of Rider MAX. We believe consumer response to our EVER product line, which includes EVER Half and EVER Bonus, has been favorably impacted by health care legislation effective in April 2003 that increased out-of-pocket costs for most Japanese consumers. We continue to believe that the medical category will be an important part of our product portfolio.

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

     Sales through Dai-ichi Life dramatically improved, rising 19.2% over the second quarter of 2004, and accounted for 7% of total new annualized premium sales, compared with 6% a year ago. We continue to be very pleased with our alliance with Dai-ichi Life and for the full year, we expect sales through Dai-ichi to exceed its 2004 results.

     We continued to focus on the growth of our distribution system in Japan. In the second quarter of 2005, we recruited more than 1,100 agencies, bringing the total number of recruited agencies to more than 2,200 as of June 30, 2005. Based on first half results, we believe we are on track to meet our annual goal of 4,400 agencies. During the first half of 2005, the number of licensed sales associates rose to approximately 76,500, compared with 71,400 at December 31, 2004. The growth of licensed sales associates primarily resulted from individual agency recruitment. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

Aflac Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, investment yields achievable on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than Japanese government or other corporate bonds would have provided, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with standard documentation for medium-term note programs and have appropriate covenants.

     Investment yields in Japan declined slightly in the second quarter from levels in the first three months of the year. For example, the yield of a composite index of 20-year Japanese government bonds averaged 1.93% in the second quarter, compared with 2.03% in first quarter of 2005. As of July 22, 2005, we had invested, or committed to invest, approximately 74% of our expected 2005 cash flow at an average yield of 3.03%. The following table compares the results of Aflac Japan's investment activities during and for the periods ended June 30.

	Three Months		Six Months
	2005	2004	2005	2004

New money yield - yen only	2.70%	3.51%	2.79%	3.07%
New money yield - blended	2.85	3.63	2.98	3.21
Return on average invested assets, net of
investment expenses	4.11	4.29	4.11	4.27

Portfolio yield, including dollar-denominated
investments, end of period			4.28%	4.42%

     See Investments and Cash on page 38 for additional information.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Premium income	$803	$726	$1,590	$1,437
Net investment income	104	98	206	195
Other income	3	3	5	5

Total operating revenues	910	827	1,801	1,637

Benefits and claims	494	446	973	881
Operating expenses:
Amortization of deferred policy acquisition costs	62	61	126	120
Insurance commissions	101	91	201	181
Insurance and other expenses	123	109	238	214

Total operating expenses	286	261	565	515

Total benefits and expenses	780	707	1,538	1,396

Pretax operating earnings*	$130	$120	$263	$241

Percentage changes over previous period:

Premium income	10.6%	14.0%	10.7%	13.9%
Net investment income	6.2	12.7	5.7	11.7
Total operating revenues	10.0	13.8	10.1	13.6
Pretax operating earnings*	8.3	17.2	9.0	15.9

Ratios to total revenues:

Benefits and claims	54.2%	53.9%	54.0%	53.8%
Operating expenses
Amortization of deferred policy acquisition costs	6.8	7.4	7.0	7.3
Insurance commissions	11.1	11.0	11.1	11.1
Insurance and other expenses	13.6	13.2	13.3	13.1

Total operating expenses	31.5	31.6	31.4	31.5
Pretax operating earnings*	14.3	14.5	14.6	14.7

*See page 28 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 9.9% in the first six months of 2005 and 13.2% for the same period of 2004 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at June 30, 2005 were $3.5 billion, compared with $3.2 billion a year ago.

     The benefit ratio has increased slightly over the past several years, primarily due to the impact of declining investment yields on the growth of our investment income and the slowdown in U.S. sales in 2004 and 2003. As a percentage of premium income, the benefit ratio has been fairly stable at 61.2% in the first six months of 2005, compared with 61.3% in the first half of 2004. In 2005 we expect the benefit ratio; the operating expense ratio, excluding discretionary promotional expenses; and the pretax operating profit margin to remain relatively stable.

Aflac U.S. Sales

     Aflac U.S. produced strong sales growth in the second quarter. Several products contributed to our solid results including our accident/disability product line, hospital indemnity and dental products. The following table presents Aflac's U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2005	2004	2005	2004

Total new annualized premium sales	$307	$281	$593	$573
Increase over comparable period in prior year	9.2%	6.4%	3.5%	10.0%

     Our objective for 2005 is to increase total new annualized premium sales by 3% to 8%.

     One aspect of our growth strategy is the continued enhancement of our product line. Based on consumer feedback, we revised our dental product in November 2004. We also developed a vision care product in 2004 for introduction in mid-2005, and we are optimistic that the introduction of this product will benefit sales in the second half of the year. The following table details the contributions to total new annualized premium sales by major product category for the periods ended June 30.

	Three Months		Six Months
	2005	2004	2005	2004

Accident/disability coverage	53%	52%	52%	52%
Cancer expense insurance	18	19	18	20
Hospital indemnity products	11	11	11	11
Fixed-benefit dental coverage	8	7	8	7
Other	10	11	11	10

Total	100%	100%	100%	100%

     We were very pleased that new agent recruitment continued to improve. During the second quarter, we recruited more than 6,700 new sales associates, which was 11.5% above the second quarter of 2004. During the first six months, we recruited nearly 13,200 new sales associates or 10.9% more than the first six months of 2004. At the end of the second quarter, Aflac U.S. was represented by more than 61,000 licensed sales associates, or 4.4% higher than a year ago. We believe we will see improved sales momentum as the year progresses due in part to the continued expansion of our sales force. We also believe we can improve retention and productivity of sales associates as we continue to focus on recently adopted training initiatives and introduce new training programs. Ultimately, we believe these actions will lead to better recruiting and faster sales growth in the United States.

Aflac U.S. Investments

     For the quarter ended June 30, 2005, available cash flow was invested at an average yield of 6.06%, compared with 6.74% in 2004. For the six months ended June 30, 2005, available cash flow was invested at an average yield of 6.05%, compared with 6.34% for the same period in 2004. The overall return on average invested assets, net of investment expenses, was 6.85% for the second quarter of 2005, compared with 6.98% in 2004. For the six-month periods ended June 30, the overall return on average invested assets, net of investment expenses, was 6.24% in 2005 and 7.05% in 2004. The yield on Aflac's U.S. portfolio was 7.30% at June 30, 2005, compared with a yield of 7.48% at June 30, 2004. See Investments and Cash on page 38 for additional information.

Analysis of Financial Condition

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2005, was 110.62 yen to one U.S. dollar, or 5.8% weaker than the December 31, 2004, exchange rate of 104.21. The weaker yen decreased reported investments and cash by $2.5 billion, total assets by $2.8 billion, and total liabilities by $2.7 billion, compared with the amounts that would have been reported for the second quarter of 2005 if the exchange rate had remained unchanged from December 31, 2004.

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

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page 47 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At June 30, 2005, consolidated yen-denominated net assets subject to foreign currency fluctuation were $1.3 billion. At June 30, 2005, Aflac Japan's yen-denominated net assets were $2.7 billion and Aflac Incorporated's yen-denominated net liabilities were $1.4 billion. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
June 30, 2005

(In millions)

Yen/dollar exchange rates	95.62	110.62	*	125.62

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$23,191	$20,046		$17,652
Perpetual debentures	4,140	3,578		3,151
Equity securities	56	49		43
Securities held to maturity:
Fixed maturities	12,867	11,122		9,794
Perpetual debentures	5,169	4,468		3,935
Cash and cash equivalents	754	652		574

Subtotal	46,177	39,915		35,149

Liabilities:
Notes payable	1,063	919		809
Cross-currency swaps	581	502		442
Japanese policyholder protection fund	265	229		202
Other financial instruments	28	24		21

Subtotal	1,937	1,674		1,474

Net yen-denominated financial instruments	44,240	38,241		33,675
Other yen-denominated assets	5,663	4,895		4,311
Other yen-denominated liabilities	(48,390)	(41,828)		(36,834)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$1,513	$1,308		$1,152

*Actual June 30, 2005 exchange rate

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

     At June 30, 2005, we had $4.9 billion of net unrealized gains on total debt securities. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates would be approximately $4.8 billion, based on our portfolio as of June 30, 2005. The effect on yen-denominated debt securities is approximately $3.9 billion and the effect on dollar-denominated debt securities is approximately $829 million.

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

     We attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Also, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. And despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan's aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity and expenses.

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

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	June 30,	December 31,	June 30,	December 31,
(In millions)	2005	2004	2005	2004

Securities available for sale, at fair value:
Fixed maturities	$23,007	$23,485	$6,133	$5,681
Perpetual debentures	3,791	3,580	454	439
Equity securities	49	47	30	30

Total available for sale	26,847	27,112	6,617	6,150

Securities held to maturity, at
amortized cost:
Fixed maturities	11,123	10,064	17	16
Perpetual debentures	4,468	4,759	-	-

Total held to maturity	15,591	14,823	17	16

Total investment securities	$42,438	$41,935	$6,634	$6,166

     The increase in investments during the first six months of 2005 reflected the substantial cash flows in the functional currencies of our operations, partially offset by a weaker yen/dollar exchange rate. See Capital Resources and Liquidity on page 47 for additional information.

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

Investment Securities by Type of Issuance

	June 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,414	$17,994	$15,737	$18,122
Perpetual debentures	102	119	109	120
Equity securities	14	53	15	54

Total publicly issued	15,530	18,166	15,861	18,296

Privately issued securities:
Fixed maturities	21,180	23,000	20,481	21,566
Perpetual debentures	8,362	8,875	8,602	8,823
Equity securities	18	26	19	23

Total privately issued	29,560	31,901	29,102	30,412

Total investment securities	$45,090	$50,067	$44,963	$48,708

     Total privately issued securities accounted for 65.6%, at amortized cost, of total debt securities as of June 30, 2005, compared with 64.7% at December 31, 2004. Privately issued securities held by Aflac Japan at amortized cost accounted for $27.4 billion, or 60.8%, of total debt securities at June 30, 2005 and $27.0 billion, or 60.1%, of total debt securities at December 31, 2004. Reverse-dual currency debt securities accounted for $7.8 billion, or 26.4%, of total privately issued securities as of June 30, 2005, compared with $7.8 billion, or 26.8%, of total privately issued securities as of December 31, 2004. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2005	December 31, 2004	June 30, 2004

AAA	7.1%	9.1%	12.2%
AA	27.0	41.2	29.6
A	54.0	36.7	37.0
BBB	11.9	13.0	21.2

	100.0%	100.0%	100.0%

     The percentage distribution, at amortized cost and fair value, by credit rating of debt securities we own was as follows:

	June 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.6%	3.6%	3.5%	3.5%
AA	33.0	34.4	32.7	34.3
A	37.1	37.1	36.2	36.1
BBB	24.5	23.5	25.8	24.6
BB or lower	1.8	1.4	1.8	1.5

Total	100.0%	100.0%	100.0%	100.0%

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

Below-Investment-Grade Securities

	June 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$320	$260	$338	$300
KLM Royal Dutch Airlines	271	242	288	239
Toys R Us Japan	90	96	96	108
LeGrand	46	53	46	51
General Motors	32	26	-	-
Tennessee Gas Pipeline	31	34	31	33
Ikon Inc.*	-	-	8	9

Total	$790	$711	$807	$740

*Security sold during 2005

     Occasionally a debt security will be split-rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the SVO designation as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of June 30, 2005, represented 1.0% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment Grade
(In millions)	Cost	Rating	Rating	Class	Status

Ford Motor Credit	$272	Baa2	BB+	2/2FE	Investment Grade
Ford	123	Baa3	BB+	2FE	Investment Grade
Tyco Electronics AMP
(AMP Japan)	54	Ba1	BBB	2	Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of June 30, 2005.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$28,661	$32,673	65.4%	$4,150	$138
Below-investment-grade securities	790	711	1.4	17	96
Held-to-maturity securities:
Investment-grade securities	15,608	16,604	33.2	1,196	200

Total	$45,059	$49,988	100.0%	$5,363	$434

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2005.

Aging of Unrealized Losses

					Six months
	Total	Total	Less than six months		to 12 months		Over 12 months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$2,532	$137	$839	$48	$274	$11	$1,419	$78
Below-investment-
grade securities	592	97	10	2	22	4	560	91
Held-to-maturity
securities:
Investment-grade
securities	3,783	200	1,447	55	343	22	1,993	123

Total	$6,907	$434	$2,296	$105	$639	$37	$3,972	$292

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2005.

Percentage Decline from Amortized Cost

			Percentage of Decline

	Total	Total	Less than 20%		20% to 35%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$2,532	$137	$2,532	$137	$-	$-
Below-investment-
grade securities	592	97	303	35	289	62
Held-to-maturity securities:
Investment-grade securities	3,783	200	3,783	200	-	-

Total	$6,907	$434	$6,618	$372	$289	$62

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2005.

	Credit	Amortized	Fair	Unrealized
(In millions)	Ratings	Cost	Value	Loss

Ahold Finance	BB	$320	$260	$60
Ford Motor	BBB	395	362	33
KLM Royal Dutch Airlines	B	271	242	29
KBC Groupe SA	A	245	219	26
BAWAG	BBB	126	109	17
CSAV	BBB	217	201	16
Hypo-Vorarlberger Bank	A	99	83	16
National Bank of Greece (NBG Finance)	A	271	258	13
EFG Eurobank Ergasias	A	271	259	12
United Mexican States	BBB	405	394	11

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

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the six-month periods ended June 30, 2005, and 2004, were immaterial.

     Realized losses on debt securities by investment-grade status were as follows for the three- and six-month periods ended June 30, 2005. There were no disposals of below-investment-grade securities which resulted in losses during the first six months of 2005.

Realized Losses on Debt Securities

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of
consecutive unrealized loss:
Less than six months	$72	$-	$104	$1
Six months to 12 months	-	-	16	1
Over 12 months	71	3	113	5

Total	$143	$3	$233	7

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $1.4 billion, or 2.8% of total investments and cash, as of June 30, 2005, compared with $3.8 billion, or 7.3% at December 31, 2004. The decrease in cash, compared with December 31, 2004, was due to the return of cash collateral ($2.6 billion) attributed to a higher level of loaned securities at year-end. Mortgage loans on real estate and other long-term investments remained immaterial at both June 30, 2005, and December 31, 2004.

Deferred Policy Acquisition Costs

     The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2005	December 31, 2004

Aflac Japan	$3,722	$3,812
Aflac U.S.	1,864	1,783

     Aflac Japan's deferred policy acquisition costs decreased $90 million, or 2.4% (3.6% increase in yen) for the six months ended June 30, 2005. Deferred policy acquisition costs of Aflac U.S. increased $81 million, or 4.5% during the first six months of 2005. The weaker yen at June 30, 2005, decreased reported deferred policy acquisition costs by $229 million. The decrease in total deferred policy acquisition costs was the result of a weaker yen, partially offset by deferred costs associated with new annualized premium sales.

Policy Liabilities

     The following table presents policy liabilities by segment.

(In millions)	June 30, 2005	December 31, 2004

Aflac Japan	$38,572	$39,356
Aflac U.S.	4,496	4,198

     Aflac Japan's policy liabilities decreased $784 million, or 2.0% (4.0% increase in yen) for the six months ended June 30, 2005. Policy liabilities of Aflac U.S. increased $298 million, or 7.1% for the six months ended June 30, 2005. The weaker yen at June 30, 2005, decreased reported policy liabilities by $2.4 billion. The decrease in total policy liabilities reflected a weaker yen, partially offset by the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both June 30, 2005, and December 31, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 19.9% as of June 30, 2005, compared with 21.7% as of December 31, 2004. In July 2005, we issued 40 billion yen of yen-denominated Samurai notes. If these notes had been outstanding at June 30, 2005, our debt to total capitalization ratio would have been 23.9%. In October 2005, we will use 30 billion yen of the July 2005 Samurai proceeds to pay off the maturing 1.55% Samurai notes and expect the debt to capitalization ratio to decrease as a result. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at June 30, 2005.

Off-Balance Sheet Arrangements

     As of June 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

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

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At June 30, 2005, and December 31, 2004, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 144.6 billion yen and 76.6 billion yen, respectively. The increase in our yen-denominated net asset position is primarily a result of an increased net asset position that we chose not to hedge.

Capital Resources and Liquidity

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $356 million in the first half of 2005, compared with $297 million for the same period in 2004. During the first six months of 2005, Aflac Japan paid $15 million to the Parent Company for management fees, compared with $12 million for the same period of 2004. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In 2003, we filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $904 million using the June 30, 2005 exchange rate) of Samurai notes in Japan. In July 2005, we issued 40 billion yen of these securities with a coupon of .71% and a five-year maturity. These securities are not available to U.S. persons or entities. If issued, the remaining 60 billion yen of the 2003 Shelf Registration will not be available to U.S. persons or entities. For additional information, see Notes 5 and 10 of the Notes to the Consolidated Financial Statements. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the six months ended June 30.

Consolidated Cash Flows by Activity

(In millions)	2005	2004

Operating activities	$2,356	$2,249
Investing activities	(4,543)	(2,083)
Financing activities	(154)	(132)
Exchange effect on cash and cash equivalents	(44)	(14)

Net change in cash and cash equivalents	$(2,385)	$20

Operating Activities

     In the first half of 2005, consolidated cash flow from operations increased 4.8%. Net cash flow from operations other than Japan increased 2.8% in the six-month period ended June 30, 2005, to $457 million, compared with $444 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash flow from operations for Aflac Japan increased 5.3% (3.6% increase in yen) to $1.9 billion, compared with $1.8 billion for the six months ended June 30, 2004.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. As a result of the return of the cash collateral from securities lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion), consolidated cash flow used by investing activities was $4.5 billion in the first half of 2005, compared with $2.1 billion in the first half of 2004. Aflac Japan had cash outflows from investing activities of $1.7 billion in the first half of 2005, compared with cash outflows of $1.9 billion for the same period of 2004. Aflac U.S. had net cash outflows of $2.8 billion in the first half of 2005, compared with net outflows of $173 million a year ago.

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of debt securities available for sale during the six-month periods ended June 30, 2005 and 2004.

Financing Activities

     The following table presents a summary of treasury stock activity during the six-month periods ended June 30.

(In millions of dollars and thousands of shares)	2005	2004

Treasury stock purchases	$225	$178

Shares purchased	5,650	4,447

Stock issued from treasury	$27	$25

Shares issued	2,482	1,763

     Dividends to shareholders in the first half of 2005 of $.22 per share increased 15.8% over the same period of 2004. The following table presents the sources of dividends paid to shareholders for the six-month periods ended June 30.

(In millions)	2005	2004

Dividends paid in cash	$105	$92
Dividends through issuance of treasury shares	5	5

Total dividends to shareholders	$110	$97

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. Expenses allocated to Aflac Japan were $14 million for the six-month period ended June 30, 2005, compared with $13 million a year ago. During the first six months of 2005, Aflac Japan remitted profits of $184 million (20.0 billion yen) to Aflac U.S. No amounts were remitted during the first half of 2004. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2004.

Rating Agencies

     Aflac is rated AA by both Standard & Poor's and Fitch Ratings and Aa2 (Excellent) by Moody's for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated's senior debt is rated A by Standard & Poor's, A+ by Fitch Ratings, and A2 by Moody's.

Other

     In July 2005, the board of directors declared the third quarter cash dividend of $.11 per share. The dividend is payable on September 1, 2005, to shareholders of record at the close of business on August 19, 2005. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of June 30, 2005, approximately 21 million shares were available for purchase under our share repurchase program.

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

Internal Control Over Financial Reporting

     (c)  Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the second quarter of 2005, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	668,900	$39.64	668,900	23,298,263
May 1 - May 31	664,400	41.41	664,400	22,633,863
June 1 - June 30	1,306,400	42.22	1,306,400	21,327,463

Total	2,639,700	$41.36	2,639,700	21,327,463

The remaining 21,327,463 shares relate to a repurchase authorization approved by the board and announced in February 2004.

Item 6. Exhibits.
(a) Exhibits:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 5, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated August 5, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated August 5, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 5, 2005	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

August 5, 2005	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer

Exhibit Index

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 5, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated August 5, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated August 5, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.