Form 10-Q
period 2005-09-30
AFLAC INC
filed 2005-11-08
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________
Commission File Number: 001-07434

Aflac Incorporated

(Exact name of registrant as specified in its charter)

GEORGIA	58-1167100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1932 Wynnton Road, Columbus, Georgia	31999

(Address of principal executive offices)	(Zip Code)

706.323.3431

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 3, 2005

Common Stock, $.10 Par Value	500,368,501 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004	2005	2004

Revenues:
Premiums, principally supplemental health insurance	$2,997	$2,822	$9,058	$8,363
Net investment income	522	491	1,554	1,448
Realized investment gains (losses)	140	(8)	155	(7)
Other income	10	16	29	30

Total revenues	3,669	3,321	10,796	9,834

Benefits and expenses:
Benefits and claims	2,237	2,124	6,733	6,270
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	129	125	399	382
Insurance commissions	319	310	986	929
Insurance expenses	311	281	922	837
Interest expense	6	6	17	17
Other operating expenses	22	24	72	67

Total acquisition and operating expenses	787	746	2,396	2,232

Total benefits and expenses	3,024	2,870	9,129	8,502

Earnings before income taxes	645	451	1,667	1,332
Income taxes	190	158	548	476

Net earnings	$455	$293	$1,119	$856

Net earnings per share:
Basic	$.91	$.58	$2.23	$1.68
Diluted	.90	.57	2.20	1.65

Common shares used in computing earnings per share (In thousands):
Basic	500,557	506,599	501,555	508,286
Diluted	507,323	515,576	508,250	517,591

Cash dividends per share	$.11	$.095	$.33	$.285

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(In millions - Unaudited)	2005	2004

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $25,332 in 2005
and $26,138 in 2004)	$27,989	$29,166
Perpetual debentures (amortized cost $4,020 in 2005
and $3,952 in 2004)	4,135	4,019
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $11,734 in 2005 and
$10,522 in 2004)	11,438	10,080
Perpetual debentures (fair value $4,498 in 2005
and $4,924 in 2004)	4,359	4,759
Other investments	134	118
Cash and cash equivalents	1,862	3,813

Total investments and cash	49,917	51,955
Receivables, primarily premiums	457	417
Receivables for security transactions	238	-
Accrued investment income	446	495
Deferred policy acquisition costs	5,621	5,595
Property and equipment, at cost less accumulated depreciation	466	515
Other	308	349

Total assets	$57,453	$59,326

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2005	2004

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$38,601	$39,360
Unpaid policy claims	2,540	2,355
Unearned premiums	595	593
Other policyholders' funds	1,364	1,248

Total policy liabilities	43,100	43,556
Notes payable	1,700	1,429
Income taxes	2,670	2,581
Payables for return of cash collateral on loaned securities	322	2,887
Other	1,655	1,297
Commitments and contingent liabilities (Notes 8 and 9)

Total liabilities	49,447	51,750

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 653,865
shares in 2005 and 652,628 shares in 2004	65	65
Additional paid-in capital	754	677
Retained earnings	7,738	6,785
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	127	221
Unrealized gains on investment securities	2,176	2,417
Minimum pension liability adjustment	(27)	(28)
Treasury stock, at average cost	(2,827)	(2,561)

Total shareholders' equity	8,006	7,576

Total liabilities and shareholders' equity	$57,453	$59,326

Shareholders' equity per share	$16.00	$15.04

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Nine Months Ended September 30,
(In millions, except for per-share amounts - Unaudited)	2005	2004

Common stock:
Balance, beginning and end of period	$65	$65

Additional paid-in capital:
Balance, beginning of period	677	417
Cumulative effect of change in accounting principle	-	175
Exercise of stock options, including income tax benefits	32	12
Share-based compensation	23	26
Gain on treasury stock reissued	22	28

Balance, end of period	754	658

Retained earnings:
Balance, beginning of period	6,785	5,885
Cumulative effect of change in accounting principle	-	(173)
Net earnings	1,119	856
Dividends to shareholders ($.33 per share in 2005
and $.285 per share in 2004)	(166)	(145)

Balance, end of period	7,738	6,423

Accumulated other comprehensive income:
Balance, beginning of period	2,610	2,493
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	(94)	(3)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(241)	57
Minimum pension liability adjustment during period,
net of income taxes	1	12

Balance, end of period	2,276	2,559

Treasury stock:
Balance, beginning of period	(2,561)	(2,214)
Purchases of treasury stock	(317)	(278)
Cost of shares issued	51	37

Balance, end of period	(2,827)	(2,455)

Total shareholders' equity	$8,006	$7,250

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2005	2004

Cash flows from operating activities:
Net earnings	$1,119	$856
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	(23)	151
Increase in deferred policy acquisition costs	(339)	(316)
Increase in policy liabilities	2,555	2,254
Change in income tax liabilities	177	433
Realized investment (gains) losses	(155)	7
Other, net	130	145

Net cash provided by operating activities	3,464	3,530

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,840	1,306
Fixed maturities matured	490	617
Perpetual debentures sold	35	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,580)	(2,752)
Perpetual debentures	(429)	(464)
Securities held to maturity:
Fixed maturities	(2,290)	(1,371)
Perpetual debentures	-	(129)
Cash received as collateral on loaned securities, net	(2,558)	(142)
Other, net	(19)	(15)

Net cash used by investing activities	$(5,511)	$(2,950)

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2005	2004

Cash flows from financing activities:
Proceeds from borrowings	$360	$-
Purchases of treasury stock	(317)	(278)
Change in investment-type contracts, net	195	164
Dividends paid to shareholders	(158)	(137)
Treasury stock reissued	39	33
Principal payments under debt obligations	(6)	(10)
Other, net	33	13

Net cash provided (used) by financing activities	146	(215)

Effect of exchange rate changes on cash and cash equivalents	(50)	(29)

Net change in cash and cash equivalents	(1,951)	336
Cash and cash equivalents, beginning of period	3,813	1,052

Cash and cash equivalents, end of period	$1,862	$1,388

Supplemental disclosures of cash flow information:
Income taxes paid	$367	$56
Interest paid	12	12
Noncash financing activities:
Capitalized lease obligations	1	5
Treasury shares issued to AFL Stock Plan for:
Associate stock bonus	25	25
Shareholder dividend reinvestment	8	8
Share-based compensation grants	1	-

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions - Unaudited)	2005	2004	2005	2004

Net earnings	$455	$293	$1,119	$856

Other comprehensive income before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	6	17	33	32
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during period	(1,039)	1,295	(239)	67
Reclassification adjustment for realized (gains)
losses included in net earnings	(140)	8	(155)	7
Minimum pension liability adjustment during period	-	-	1	19

Total other comprehensive income (loss)
before income taxes	(1,173)	1,320	(360)	125
Income tax expense (benefit) related to items
of other comprehensive income (loss)	(376)	424	(26)	60

Other comprehensive income (loss)
net of income taxes	(797)	896	(334)	65

Total comprehensive income (loss)	$(342)	$1,189	$785	$921

Prior year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

1.  BASIS OF PRESENTATION

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants (AICPA). The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The consolidated financial statements include the accounts of Aflac Incorporated (the "Parent Company"), its majority-owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2005, and December 31, 2004, and the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2005, and 2004, and consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2005, and 2004. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2004.

     New Accounting Pronouncements:  In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or transactions that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application is encouraged. In accordance with the standard's early adoption provisions, we began accounting for stock options and other share-based payments using the modified-retrospective application method effective January 1, 2005. Prior year results have been adjusted to reflect the expensing of stock options in accordance with this new standard (see Note 7).

     In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We are currently evaluating the impact of this SOP on our product base and the necessary system changes to appropriately account for internal replacements in accordance with the January 1, 2007 effective date.

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

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings excludes the following items from net earnings on an after-tax basis: realized investment gains/losses, the impact from SFAS 133 and nonrecurring items, which include the gain from the release of the valuation allowance for deferred tax assets in 2005, and the gain from the Japanese pension obligation transfer in 2004. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Revenues:
Aflac Japan:
Earned premiums	$2,177	$2,077	$6,648	$6,182
Net investment income	410	390	1,232	1,151
Other income	7	5	23	12

Total Aflac Japan	2,594	2,472	7,903	7,345

Aflac U.S.:
Earned premiums	820	745	2,410	2,181
Net investment income	107	100	313	295
Other income	2	2	7	8

Total Aflac U.S.	929	847	2,730	2,484

Other business segments	10	7	28	24

Total business segment revenues	3,533	3,326	10,661	9,853
Realized investment gains (losses)	140	(8)	155	(7)
Japanese pension obligation transfer	-	-	-	6
Corporate*	35	15	54	23
Intercompany eliminations	(39)	(12)	(74)	(41)

Total revenues	$3,669	$3,321	$10,796	$9,834

*Includes for the three-month periods investment income of $5 in 2005 and $1 in 2004, and $9 and $3 for the nine-month periods in 2005 and 2004, respectively. Also, includes for the three-month periods a loss of $3 in 2005 and a gain of $6 in 2004 related to the impact from SFAS 133, and for the nine-month periods, losses of $12 in 2005 and $6 in 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Pretax earnings:
Aflac Japan	$392	$346	$1,178 *	$1,025 *
Aflac U.S.	133	127	396	368
Other business segments	(3)	(1)	(1)	-

Total business segments	522	472	1,573	1,393
Interest expense, noninsurance operations	(5)	(5)	(15)	(15)
Corporate and eliminations	(9)	(14)	(34)	(39)

Pretax operating earnings	508	453	1,524	1,339
Realized investment gains (losses)	140	(8)	155	(7)
Impact from SFAS 133	(3)	6	(12)	(6)
Japanese pension obligation transfer	-	-	-	6

Total earnings before income taxes	$645	$451	$1,667	$1,332

Income taxes applicable to pretax operating earnings	$175	$162	$530	$479
Effect of foreign currency translation on
operating earnings	(2)	10	6	35

*	Includes charges of $18 in 2005 and $26 in 2004 related to the write-down of previously capitalized systems development costs for Aflac Japan's administration system.

     Assets were as follows:

	September 30,	December 31,
(In millions)	2005	2004

Assets:
Aflac Japan	$47,143	$47,556
Aflac U.S.	9,317	11,393
Other business segments	94	85

Total business segment assets	56,554	59,034
Corporate	9,957	9,288
Intercompany eliminations	(9,058)	(8,996)

Total assets	$57,453	$59,326

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended September 30, 2005, we realized pretax investment gains of $140 million (after-tax $89 million, or $.18 per diluted share) primarily as a result of the execution of bond swaps. For the nine months ended September 30, 2005, realized pretax investment gains were $155 million (after-tax $99 million, or $.19 per diluted share). For the quarter ended September 30, 2004, we realized pretax investment losses of $8 million (after-tax $5 million, or $.01 per diluted share) and pretax investment losses of $7 million (after-tax $1 million, or $.01 per diluted share) for the nine months ended September 30, 2004, all as a result of securities sales.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2005	2004

Unrealized gains on securities available for sale	$2,826	$3,138
Unamortized unrealized gains on securities transferred
to held to maturity	462	544
Deferred income taxes	(1,112)	(1,265)

Shareholders' equity, net unrealized gains on investment securities	$2,176	$2,417

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

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At September 30, 2005, available-for-sale QSPEs totaled $2.0 billion at fair value ($2.0 billion at amortized cost, or 4.5% of total debt securities), compared with $1.4 billion at fair value ($1.4 billion at amortized cost, or 3.0% of total debt securities) at December 31, 2004. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.8 billion at fair value ($1.9 billion at amortized cost, or 4.2% of total debt securities) at September 30, 2005. We have concluded that we are the primary beneficiary of VIEs totaling $1.6 billion at fair value ($1.7 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $233 million at fair value ($230 million at amortized cost) as of September 30, 2005. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2005, we had security loans outstanding with a fair value of $312 million, and we held cash in the amount of $322 million as collateral for these loaned securities. At December 31, 2004, we had security loans outstanding with a fair value of $2.9 billion, and we held cash in the amount of $2.9 billion as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2005	2004

Interest rate component	$9	$21
Foreign currency component	(40)	(91)
Accrued interest component	9	4

Total fair value of cross-currency swaps	$(22)	$(66)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2005	2004

Balance, beginning of period	$(91)	$(69)
Increase (decrease) in fair value of cross-currency swaps	44	14
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	7	1

Balance, end of period	$(40)	$(54)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2005	2004

6.50% senior notes due April 2009 (principal amount $450)	$450	$449
Yen-denominated Samurai notes:
1.55% notes (principal amount 30 billion yen) paid October 2005	265	288
.87% notes due June 2006 (principal amount 40 billion yen)	353	384
.96% notes due June 2007 (principal amount 30 billion yen)	265	288
.71% notes due July 2010 (principal amount 40 billion yen)	353	-
Capitalized lease obligations payable through 2009	14	20

Total notes payable	$1,700	$1,429

     At September 30, 2005, the Parent Company had three series of yen-denominated Samurai notes totaling 100 billion yen outstanding in Japan issued under a Shelf Registration Statement filed with Japanese regulatory authorities in 2000. In 2003, the Parent Company filed a second 100 billion yen Shelf Registration Statement with Japanese regulatory authorities. In July 2005, the Parent Company issued a fourth series of yen-denominated Samurai notes totaling 40 billion yen under the 2003 Shelf Registration Statement. Each series of Samurai notes may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. residents or entities.

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated 110 billion yen of these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in Aflac Japan.

     In 1999, we issued $450 million of 6.50% senior notes due April 2009. The notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

     In October 2005, we used 30 billion yen of the July 2005 Samurai proceeds to pay in full the 1.55% Samurai notes.

     We were in compliance with all of the covenants of our notes payable at September 30, 2005. No events of default or defaults occurred during the nine months ended September 30, 2005.

6.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the number of shares of our common stock for the nine months ended September 30.

(In thousands of shares)	2005	2004

Common stock - issued:
Balance, beginning of period	652,628	651,554
Exercise of stock options	1,237	955

Balance, end of period	653,865	652,509

Treasury stock:
Balance, beginning of period	149,020	141,662
Purchases of treasury stock:
Open market	7,582	6,931
Other	156	42
Shares issued to AFL Stock Plan	(1,148)	(1,186)
Exercise of stock options	(1,767)	(1,096)
Grants of restricted stock	(261)	(2)

Balance, end of period	153,582	146,351

Shares outstanding, end of period	500,283	506,158

     In February 2004, the board of directors authorized the purchase of up to an additional 30 million shares of our common stock. As of September 30, 2005, we had approximately 19 million shares available for purchase under the current share repurchase program.

     For the nine months ended September 30, 2005, there were approximately 2.9 million weighted-average shares, compared with 769 thousand shares in 2004, for outstanding stock options that were not included in the calculation of weighted-average shares used in the computation of diluted earnings per share because the exercise price for these options was greater than the average market price during these periods (approximately 1.8 million shares for the three months ended September 30, 2005, and 1.3 million shares for the same period in 2004).

7.  SHARE-BASED TRANSACTIONS

     Our long-term share-based compensation plans allow for grants of share-based awards of stock options, restricted stock, restricted stock units, and stock appreciation rights. The terms and vesting schedules for share-based awards vary by the type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2005, the only performance-based awards issued and outstanding were restricted stock awards. Upon exercise, share-based compensation awards granted to U.S.-based grantees are settled with authorized but unissued company stock, while share-based compensation awards granted to Japan-based grantees are settled with treasury shares.

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

     The following table presents the expense recognized in the following items as a result of applying the provisions of SFAS 123R.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per-share amounts)	2005	2004	2005	2004

Earnings from continuing operations	$8	$8	$23	$26
Earnings before income taxes	8	8	23	26
Net earnings	6	8	17	26

Net earnings per share:
Basic	$.01	$.01	$.03	$.05
Diluted	.01	.01	.03	.05

     We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. Identifiable periods of unusual volatility may be excluded from historical data if they are not considered to be representative of expected future volatility. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $13.30 for the first nine months of 2005, compared with $10.64 a year ago. The following table presents the assumptions used in valuing options granted during the nine months ended September 30.

	2005	2004

Expected volatility	28.4%	25.5%
Expected term (years)	6.6	4.9
Risk-free interest rate	4.0%	4.0%
Dividend yield	1.1%	.9%

     The following table summarizes stock option activity during the first nine months of 2005.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2004	22,087	$23.86
Granted in first nine months of 2005	2,022	40.71
Canceled in first nine months of 2005	(128)	34.19
Exercised in first nine months of 2005	(3,113)	14.65

Outstanding at September 30, 2005	20,868	$26.79

Exercisable at September 30, 2005	15,400	$22.23

     As of September 30, 2005, the aggregate intrinsic value of stock options outstanding was $385 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $339 million, with a weighted-average remaining term of 4.6 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2005 was $84 million, compared with $53 million for the same period a year ago. We received $41 million and $29 million cash from the exercise of stock options during the nine-month periods ended September 30, 2005 and 2004, respectively. The tax benefit realized as a result of stock option exercises was $27 million for the first nine months of 2005. The tax benefit realized from stock option exercises was immaterial in the first nine months of 2004.

     The following table summarizes restricted stock activity during the first nine months of 2005.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value

Restricted stock at December 31, 2004	2	$39.98
Granted in first nine months of 2005	262	39.15
Canceled in first nine months of 2005	(1)	38.75
Vested in first nine months of 2005	-	-

Restricted stock at September 30, 2005	263	$39.16

     As of September 30, 2005, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $8 million. We expect to recognize this cost over a weighted-average period of approximately three years. Grants of restricted stock for the first nine months included 151 thousand shares that have a performance-based vesting condition. Total compensation cost not yet recognized in our financial statements related to the performance-based awards was $5 million, which we expect to recognize over a period of approximately three years. There are no other contractual terms covering restricted stock awards once vested. Awards of two thousand shares of restricted stock were granted during the first nine months of 2004.

     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 8 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004.

8.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net
periodic benefit cost:
Service cost	$2	$1	$1	$1	$4	$5	$3	$4
Interest cost	1	2	1	2	2	6	2	5
Expected return on
plan assets	(1)	(1)	-	(1)	(1)	(4)	(1)	(4)
Amortization of net
actuarial loss	1	1	-	-	2	2	2	1

Net periodic
benefit cost	$3	$3	$2	$2	$7	$9	$6	$6

     As of September 30, 2005, approximately $7 million (using the September 30, 2005, exchange rate) had been contributed to the Japanese pension plan for the first nine months of 2005. As of September 30, 2005, $20 million had been contributed to the U.S. pension plan.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The September 30, 2005, and 2004, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 20.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2005, the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2005, and 2004, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2005, and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 8, 2005

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

    legislative and regulatory developments
    assessments for insurance company insolvencies
    competitive conditions in the United States and Japan
    new product development and customer response to new products and new marketing initiatives ability to attract and retain qualified sales associates
    ability to repatriate profits from Japan
    changes in U.S. and/or Japanese tax laws or accounting requirements credit and other risks associated with Aflac's investment activities significant changes in investment yield rates
    fluctuations in foreign currency exchange rates
    deviations in actual experience from pricing and reserving assumptions including, but not limited to, morbidity, mortality, persistency, expenses, and investment yields level and outcome of litigation
    downgrades in the company's credit rating
    changes in rating agency policies or practices
    subsidiary's ability to pay dividends to parent company
    ineffectiveness of hedging strategies used to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations catastrophic events
    general economic conditions in the United States and Japan

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2004, to September 30, 2005. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2004. Prior year results have been adjusted in this quarterly report to reflect adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, on January 1, 2005. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

Critical Accounting Estimates

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 83% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2005. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2004.

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

     For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of this report and Note 1 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the periods ended September 30.

Items Impacting Net Earnings

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004

	In millions		Per Diluted Share		In millions		Per Diluted Share

Net earnings	$455	$293	$.90	$.57	$1,119	$856	$2.20	$1.65
Items impacting net
earnings, net of tax:
Realized investment
gains (losses)	89	(5)	.18	(.01)	99	(1)	.19	(.01)
Impact from SFAS 133	(1)	6	(.01)	.01	(8)	(6)	(.02)	(.01)
Release of deferred
tax asset valuation
allowance	34	-	.07	-	34	-	.07	-
Japanese pension
obligation transfer	-	-	-	-	-	3	-	.01
Foreign currency
translation*	(2)	10	-	.02	6	35.02		.07

*Translation effect on Aflac Japan segment and Parent Company yen-denominated interest expense

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. The significant realized investment gains in the first nine months of 2005 resulted from the execution of bond swaps in the third quarter. Through October 21, 2005, we realized an additional $88 million of investment gains as part of the bond swap program. Overall portfolio quality and investment income have been enhanced as a result of this program. Realized investment gains during the first nine months of 2004 resulted primarily from sales transactions in the normal course of business.

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

     We have also issued yen-denominated debt (Samurai notes). We have designated 110 billion yen of these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the nine-month period ended September 30, 2005; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2004, for additional information.

Nonrecurring Items

     During the third quarter of 2005, we received regulatory approval for a change in the allocation of expenses incurred by the Parent Company. The change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company allows it to take advantage of its nonlife operating losses. As a result, we recognized a benefit of $34 million, or $.07 per diluted share due to the release of a valuation allowance for deferred tax assets related to the Parent Company's nonlife operating losses.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on net earnings declined to 32.9% for the nine-month period ended September 30, 2005, compared with 35.7% for the same period in 2004. The decline in the effective income tax rate primarily resulted from the release of the valuation allowance on nonlife losses in 2005.

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

2005 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings	% Growth	Yen Impact
Exchange Rate	Per Share	Over 2004	on EPS

95.00	$2.76	23.8%	$.20
100.00	2.67	19.7	.11
105.00	2.60	16.6	.04
108.26 **	2.56	14.8	-
110.00	2.54	13.9	(.02)
115.00	2.49	11.7	(.07)

*	Assumes: No realized investment gains/losses, no impact from SFAS 133, and no nonrecurring items in 2005 and 2004
**	Actual 2004 weighted-average exchange rate

     Based on the results we have produced so far in 2005, we expect to meet or exceed our earnings objective for the year. At the same time, we have retained our objectives of 15% growth in net earnings per diluted share for 2006, and 13% to 16% growth in net earnings per diluted share in 2007, both on the basis described above.

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

Aflac Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Premium income	$2,177	$2,077	$6,648	$6,182
Net investment income	410	390	1,232	1,151
Other income	7	5	23	12

Total operating revenues	2,594	2,472	7,903	7,345

Benefits and claims	1,728	1,665	5,249	4,930
Operating expenses:
Amortization of deferred policy acquisition costs	69	65	213	203
Insurance commissions	214	216	681	653
Insurance and other expenses	191	180	582	534

Total operating expenses	474	461	1,476	1,390

Total benefits and expenses	2,202	2,126	6,725	6,320

Pretax operating earnings*	$392	$346	$1,178	$1,025

Weighted-average yen/dollar exchange rates	111.30	109.95	107.79	109.00

	In Dollars				In Yen

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
Percentage changes over	September 30,		September 30,		September 30,		September 30,
previous period:	2005	2004	2005	2004	2005	2004	2005	2004

Premium income	4.8%	14.3%	7.5%	15.9%	6.1%	6.9%	6.4%	6.7%
Net investment income	5.0	9.8	7.1	10.2	6.3	2.7	5.9	1.5
Total operating revenues	5.0	13.5	7.6	14.8	6.2	6.1	6.4	5.8
Pretax operating earnings*	13.2	26.9	15.0	23.7	14.5	18.5	13.7	13.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues, in dollars:	2005	2004	2005	2004

Benefits and claims	66.6%	67.4%	66.4%	67.1%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.6	2.7	2.8
Insurance commissions	8.3	8.7	8.6	8.9
Insurance and other expenses	7.3	7.3	7.4	7.2

Total operating expenses	18.3	18.6	18.7	18.9
Pretax operating earnings*	15.1	14.0	14.9	14.0

*See page 27 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 6.7% to 1.0 trillion yen in the first nine months of 2005, compared with 946.8 billion yen a year ago, and reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.9 billion in 2005 and $8.5 billion in 2004.

     The benefit ratio has declined over the past several years, reflecting the impact of new products with lower benefit ratios. We have also experienced favorable claim trends in our cancer product line and better-than-expected claim experience in our Rider MAX product line. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. The operating expense ratio declined, reflecting lower commission expense, compared with a year ago. However, we expect the operating expense ratio to be relatively stable in the future. Due to improvement in the benefit and operating expense ratios, the pretax operating profit margin expanded from 14.0% to 15.1%.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 30% of Aflac Japan's investment income in the first nine months of both 2005 and 2004. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies comparative growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period
For the Periods Ended September 30,
(Yen Operating Results)

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three-Month		Nine-Month		Three-Month		Nine-Month
	Operating Results		Operating Results		Operating Results		Operating Results

	2005	2004	2005	2004	2005	2004	2005	2004

Net investment income	6.3%	2.7%	5.9%	1.5%	5.9%	4.9%	6.2%	4.1%
Total operating revenues	6.2	6.1	6.4	5.8	6.2	6.5	6.5	6.2
Pretax operating
earnings*	14.5	18.5	13.7	13.8	14.1	21.1	14.0	16.7

*				See page 27 for our definition of segment operating earnings.
**				Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

Aflac Japan Sales

     Aflac Japan's total new annualized premium sales in the third quarter increased 8.2% from a year ago and we were pleased that our rate of sales growth improved significantly over the second quarter. For the first nine months of 2005, total new annualized premium sales were up 4.7%. As expected, sales growth was restrained by continued sharp declines in Rider MAX sales. However, we again produced significant increases in the sale of our medical products. Sales of our popular EVER products rose 31.7% in the quarter. Dai-ichi Mutual Life's sales of our cancer life product were also very strong, rising 19.0% over the third quarter of 2004. The following table presents Aflac Japan's total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen

(In millions of dollars and	Three Months		Nine Months		Three Months		Nine Months

billions of yen)	2005	2004	2005	2004	2005	2004	2005	2004

Total new annualized
premium sales	$278	$260	$865	$818	31.0	28.6	93.4	89.2
Increase over comparable
period in prior year	6.9%	3.9%	5.8%	8.1%	8.2%	(2.9)%	4.7%	(.4)%

     Our objective for 2005 is to increase total new annualized premium sales in yen by 5% to 10%.

     Aflac Japan's sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the periods ended September 30.

	Three Months		Nine Months
	2005	2004	2005	2004

Medical policies	38%	31%	38%	31%
Rider MAX	10	16	12	20
Cancer life	27	23	24	24
Ordinary life	18	20	18	19
Other	7	10	8	6

Total	100%	100%	100%	100%

     Our medical products, which include our EVER product line, have sustained steady and consistent sales growth this year. Because Japanese consumers are both health- and cost-conscious, we expect that demand for medical products will continue to rise in the future and we remain encouraged about the outlook for the medical insurance market. Although that market is very competitive, Aflac Japan retains the distinction of being the number one seller of stand-alone medical insurance in Japan. We believe that our number-one status provides us with a distinct advantage in the marketplace. As a result, we continue to believe that the medical category will be an important part of our product portfolio.

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

     Sales through Dai-ichi Mutual Life dramatically improved over the third quarter of 2004, accounting for 8% of total new annualized premium sales in both the third quarters of 2005 and 2004. For the nine-month period, Dai-ichi Life's new sales increased 9.9%, compared with a year ago. We continue to be very pleased with our alliance with Dai-ichi Life and for the full year, we expect sales through Dai-ichi Life to exceed its 2004 results.

     We continued to focus on the growth of our distribution system in Japan. In the third quarter of 2005, we recruited nearly 900 agencies, bringing the total number of recruited agencies to more than 3,100 as of September 30, 2005. Our goal for 2005 is to recruit 4,400 agencies. During the first nine months of 2005, the number of licensed sales associates rose to approximately 79,300, compared with 71,400 at December 31, 2004. The growth of licensed sales associates primarily resulted from individual agency recruitment. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

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

     Japanese investment yields were lower than a year ago, although they were above second quarter levels. The yield of a composite index of 20-year Japanese government bonds averaged 2.02% in the third quarter, compared with 2.24% a year ago and 1.93% in second quarter of 2005. The following table compares the results of Aflac Japan's investment activities during and for the periods ended September 30.

	Three Months		Nine Months
	2005	2004	2005	2004

New money yield - yen only	3.15%	2.27%	2.88%	3.04%
New money yield - blended	3.43	3.43	3.10	3.23
Return on average invested assets, net of
investment expenses	4.14	4.26	4.12	4.27

Portfolio yield, including dollar-denominated
investments, end of period			4.26%	4.42%

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

Aflac U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Premium income	$820	$745	$2,410	$2,181
Net investment income	107	100	313	295
Other income	2	2	7	8

Total operating revenues	929	847	2,730	2,484

Benefits and claims	508	459	1,481	1,340
Operating expenses:
Amortization of deferred policy acquisition costs	60	59	186	180
Insurance commissions	104	94	305	276
Insurance and other expenses	124	108	362	320

Total operating expenses	288	261	853	776

Total benefits and expenses	796	720	2,334	2,116

Pretax operating earnings*	$133	$127	$396	$368

Percentage changes over previous period:

Premium income	10.1%	12.8%	10.5%	13.5%
Net investment income	7.4	8.4	6.2	10.5
Total operating revenues	9.7	12.3	9.9	13.2
Pretax operating earnings*	5.1	10.1	7.6	13.9

Ratios to total revenues:

Benefits and claims	54.7%	54.2%	54.3%	53.9%
Operating expenses
Amortization of deferred policy acquisition costs	6.5	7.0	6.8	7.2
Insurance commissions	11.2	11.1	11.2	11.1
Insurance and other expenses	13.2	12.7	13.2	13.0

Total operating expenses	30.9	30.8	31.2	31.3
Pretax operating earnings*	14.4	15.0	14.5	14.8

*See page 27 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force at September 30, 2005 were $3.6 billion, compared with $3.3 billion a year ago. The increases in annualized premiums in force of 10.3% in the first nine months of 2005 and 12.0% for the same period of 2004 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products.

     The benefit ratio has increased slightly over the past several years, primarily due to the impact of declining investment yields on the growth of our investment income and the slowdown in U.S. sales in 2004 and 2003. As a percentage of premium income, the benefit ratio has been fairly stable at 61.5% in the first nine months of 2005, compared with 61.4% in the first nine months of 2004. In 2005 we expect the benefit ratio; the operating expense ratio, excluding discretionary promotional expenses; and the pretax operating profit margin to remain relatively stable.

     The overall financial effect from Hurricanes Katrina and Rita was not material in the third quarter of 2005. In early September, we announced that we were allowing a 90-day grace period for premium payments in the hurricane-affected areas. Additionally, Louisiana, Mississippi and Alabama have mandated various grace periods for the affected areas, some of which extend into 2006. Due to these grace periods, there was no impact on persistency in the third quarter. Once the grace periods end in the fourth quarter of 2005 and the first quarter of 2006, we expect to see an increase in lapsed policies. Furthermore, a large portion of our business in the affected areas is older cancer business. As a result, we expect that the reserve release will exceed the associated deferred acquisition costs write-off resulting in a net increase to net earnings.

Aflac U.S. Sales

     Aflac U.S. produced strong sales results in the third quarter. Although Hurricanes Katrina and Rita held back sales growth during September, total new annualized premium sales still rose 10.0% the third quarter. For the first nine months of the year, total new sales were up 5.6%. The following table presents Aflac's U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2005	2004	2005	2004

Total new annualized premium sales	$297	$270	$890	$843
Increase over comparable period in prior year	10.0%	2.7%	5.6%	7.6%

     Our objective for 2005 is to increase total new annualized premium sales by 3% to 8%.

     One aspect of our growth strategy is the continued enhancement of our product line. Based on consumer feedback, we revised our dental product in November 2004. We introduced Vision Now, our innovative vision care product, in July and third quarter sales were more than $8 million, which exceeded our expectations. The following table details the contributions to total new annualized premium sales by major product category for the periods ended September 30.

	Three Months		Nine Months
	2005	2004	2005	2004

Accident/disability coverage	51%	52%	52%	52%
Cancer expense insurance	17	19	18	19
Hospital indemnity products	11	11	11	11
Fixed-benefit dental coverage	8	7	8	7
Other	13	11	11	11

Total	100%	100%	100%	100%

     Recruitment of new sales associates slowed compared with the first half of the year. We recruited more than 5,700 new associates during the third quarter, which was 2.5% higher than the third quarter of 2004. We believe recruitment in the quarter was impacted in part by the rollouts of our new vision and hospital indemnity products and the introduction of new training programs. However, new agent recruitment through the first nine months of the year rose 8.2% to nearly 19,000 new sales associates, which is consistent with our expectation of a 5% to 10% increase for the year. At the end of the third quarter, Aflac U.S. was represented by nearly 62,000 licensed sales associates, or 5.3% higher than a year ago. We believe we will see improved sales momentum in the fourth quarter and into next year due in part to the continued expansion of our sales force. We also believe we can improve retention and productivity of sales associates as we continue to focus on recently adopted training initiatives and introduce new training programs. Ultimately, we believe these actions will lead to better recruiting and faster sales growth in the United States.

Aflac U.S. Investments

     The following table compares the results of Aflac's U.S. investment activities during and for the periods ended September 30.

	Three Months		Nine Months
	2005	2004	2005	2004

New money yield	6.22%	6.33%	6.11%	6.34%
Return on average invested assets, net of
investment expenses	6.90	6.95	6.46	7.02

Portfolio yield, end of period			7.25%	7.45%

     See Investments and Cash on page 38 for additional information.

Analysis of Financial Condition

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2005, was 113.19 yen to one U.S. dollar, or 7.9% weaker than the December 31, 2004, exchange rate of 104.21. The weaker yen decreased reported investments and cash by $3.4 billion, total assets by $3.8 billion, and total liabilities by $3.7 billion, compared with the amounts that would have been reported for the third quarter of 2005 if the exchange rate had remained unchanged from December 31, 2004.

Market Risks of Financial Instruments

     Because we invest in fixed-income securities, our financial instruments are exposed primarily to two types of market risks: currency risk and interest rate risk.

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

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page 46 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At September 30, 2005, consolidated yen-denominated net assets subject to foreign currency fluctuation were $791 million. At September 30, 2005, Aflac Japan's yen-denominated net assets were $2.3 billion and Aflac Incorporated's yen-denominated net liabilities were $1.5 billion. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates
September 30, 2005

(In millions)

Yen/dollar exchange rates	98.19	113.19	*	128.19

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,881	$18,981		$16,760
Perpetual debentures	4,055	3,518		3,106
Equity securities	64	55		49
Securities held to maturity:
Fixed maturities	13,166	11,421		10,085
Perpetual debentures	5,025	4,359		3,849
Cash and cash equivalents	1,013	879		776
Other financial instruments	9	8		7

Subtotal	45,213	39,221		34,632

Liabilities:
Notes payable	1,441	1,250		1,104
Cross-currency swaps	566	491		434
Japanese policyholder protection fund	243	211		186

Subtotal	2,250	1,952		1,724

Net yen-denominated financial instruments	42,963	37,269		32,908
Other yen-denominated assets	5,639	4,892		4,319
Other yen-denominated liabilities	(47,690)	(41,370)		(36,529)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$912	$791		$698

*Actual September 30, 2005, exchange rate

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

     At September 30, 2005, we had $3.2 billion of net unrealized gains on total debt securities. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates would be approximately $4.9 billion, based on our portfolio as of September 30, 2005. The effect on yen-denominated debt securities is approximately $4.0 billion and the effect on dollar-denominated debt securities is approximately $814 million.

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

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2005	2004	2005	2004

Securities available for sale,
at fair value:
Fixed maturities	$21,901	$23,485	$6,088	$5,681
Perpetual debentures	3,743	3,580	392	439
Equity securities	55	47	29	30

Total available for sale	25,699	27,112	6,509	6,150

Securities held to maturity, at
amortized cost:
Fixed maturities	11,421	10,064	17	16
Perpetual debentures	4,359	4,759	-	-

Total held to maturity	15,780	14,823	17	16

Total investment securities	$41,479	$41,935	$6,526	$6,166

     The decrease in investments during the first nine months of 2005 reflected a weaker yen/dollar exchange rate, partially offset by the substantial cash flows in the functional currencies of our operations. See Capital Resources and Liquidity on page 46 for additional information.

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

Investment Securities by Type of Issuance

	September 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$14,748	$16,630	$15,737	$18,122
Perpetual debentures	119	129	109	120
Equity securities	13	54	15	54

Total publicly issued	14,880	16,813	15,861	18,296

Privately issued securities:
Fixed maturities	22,021	23,094	20,481	21,566
Perpetual debentures	8,261	8,503	8,602	8,823
Equity securities	18	30	19	23

Total privately issued	30,300	31,627	29,102	30,412

Total investment securities	$45,180	$48,440	$44,963	$48,708

     Total privately issued securities accounted for 67.1%, at amortized cost, of total debt securities as of September 30, 2005, compared with 64.7% at December 31, 2004. Privately issued securities held by Aflac Japan at amortized cost accounted for $28.2 billion, or 62.4%, of total debt securities at September 30, 2005 and $27.0 billion, or 60.1%, of total debt securities at December 31, 2004. Reverse-dual currency debt securities accounted for $8.3 billion, or 27.5%, of total privately issued securities as of September 30, 2005, compared with $7.8 billion, or 26.8%, of total privately issued securities as of December 31, 2004. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2005	December 31, 2004	September 30, 2004

AAA	7.9%	9.1%	11.0%
AA	35.1	41.2	32.0
A	49.1	36.7	39.6
BBB	7.9	13.0	17.4

	100.0%	100.0%	100.0%

     The percentage distribution of debt securities we own by credit rating, at amortized cost and fair value, was as follows:

	September 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	4.0%	4.0%	3.5%	3.5%
AA	33.1	34.3	32.7	34.3
A	37.5	37.4	36.2	36.1
BBB	23.4	22.7	25.8	24.6
BB or lower	2.0	1.6	1.8	1.5

Total	100.0%	100.0%	100.0%	100.0%

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

Below-Investment-Grade Securities

	September 30, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold Finance	$314	$247	$338	$300
KLM Royal Dutch Airlines	265	235	288	239
Ford Motor Company	123	100	-	-
Toys R Us Japan	88	92	96	108
LeGrand	46	52	46	51
General Motors	32	25	-	-
Tennessee Gas Pipeline	30	33	31	33
Ikon Inc.*	-	-	8	9

Total	$898	$784	$807	$740

*Security sold during 2005

     Occasionally a debt security will be split-rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the SVO designation as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of September 30, 2005, represented .7% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	SVO	Investment Grade
(In millions)	Cost	Rating	Rating	Class	Status

Ford Motor Credit	$265	Baa3	BB+	2	Investment Grade
Tyco Electronics AMP
(AMP Japan)	53	Ba1	BBB+	2	Investment Grade
Union Carbide Corp.	15	B1	BBB-	2FE	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of September 30, 2005.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$28,454	$31,340	64.8%	$3,173	$287
Below-investment-grade securities	898	784	1.6	15	129
Held-to-maturity securities:
Investment-grade securities	15,797	16,232	33.6	813	378

Total	$45,149	$48,356	100.0%	$4,001	$794

     The following table presents an aging of securities in an unrealized loss position as of September 30, 2005.

Aging of Unrealized Losses

					Six months
	Total	Total	Less than six months		to 12 months		Over 12 months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$6,230	$287	$4,283	$122	$606	$53	$1,341	$112
Below-investment-
grade securities	702	129	5	-	138	27	559	102
Held-to-maturity
securities:
Investment-grade
securities	6,693	378	3,437	87	1,308	106	1,948	185

Total	$13,625	$794	$7,725	$209	$2,052	$186	$3,848	$399

     The following table presents a distribution of unrealized losses by magnitude as of September 30, 2005.

Percentage Decline from Amortized Cost

			Percentage of Decline

	Total	Total	Less than 20%		20% to 30%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$6,230	$287	$6,168	$273	$62	$14
Below-investment-
grade securities	702	129	326	38	376	91
Held-to-maturity securities:
Investment-grade securities	6,693	378	6,516	342	177	36

Total	$13,625	$794	$13,010	$653	$615	$141

     The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2005.

	Credit	Amortized	Fair	Unrealized
(In millions)	Ratings	Cost	Value	Loss

Ahold Finance	BB	$314	$247	$67
Ford Motor	BBB/BB	388	345	43
KBC Groupe SA	A	240	208	32
KLM Royal Dutch Airlines	B	265	235	30
National Bank of Greece (NBG Finance)	A	265	242	23
EFG Eurobank Ergasias	A	265	242	23
Royal Bank of Scotland	AA	280	259	21
BAWAG	BBB	124	103	21
United Mexican States	BBB	397	376	21
SLM Corp	A	282	262	20

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

     Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the nine-month periods ended September 30, 2005, and 2004, were immaterial.

     Realized losses on debt securities by investment-grade status were as follows for the three- and nine-month periods ended September 30, 2005. There were no disposals of below-investment-grade securities which resulted in losses during the first nine months of 2005.

Realized Losses on Debt Securities

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of
consecutive unrealized loss:
Less than six months	$79	$2	$183	$3
Six months to 12 months	16	1	32	2
Over 12 months	8	-	121	5

Total	$103	$3	$336	10

     As part of our investment activities, we have investments in variable interest entities (VIEs) and special purpose entities (SPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $1.9 billion, or 3.7% of total investments and cash, as of September 30, 2005, compared with $3.8 billion, or 7.3% at December 31, 2004. The decrease in cash, compared with December 31, 2004, was due to the return of cash collateral ($2.6 billion) attributed to a higher level of loaned securities at year-end. Mortgage loans on real estate and other long-term investments remained immaterial at both September 30, 2005, and December 31, 2004.

Deferred Policy Acquisition Costs

     The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2005	December 31, 2004

Aflac Japan	$3,712	$3,812
Aflac U.S.	1,909	1,783

     Aflac Japan's deferred policy acquisition costs decreased $100 million, or 2.6% (5.8% increase in yen) for the nine months ended September 30, 2005. The weaker yen at September 30, 2005, decreased reported deferred policy acquisition costs by $320 million. The decrease in Aflac Japan's deferred policy acquisition costs was the result of a weaker yen, partially offset by deferred costs associated with new annualized premium sales. Deferred policy acquisition costs of Aflac U.S. increased $126 million, or 7.1% during the first nine months of 2005.

Policy Liabilities

     The following table presents policy liabilities by segment.

(In millions)	September 30, 2005	December 31, 2004

Aflac Japan	$38,469	$39,356
Aflac U.S.	4,628	4,198

     Aflac Japan's policy liabilities decreased $887 million, or 2.3% (6.2% increase in yen) for the nine months ended September 30, 2005. The weaker yen at September 30, 2005, decreased reported policy liabilities by $3.3 billion. The decrease in Aflac Japan's policy liabilities reflected a weaker yen, partially offset by the growth and aging of our in-force business. Policy liabilities of Aflac U.S. increased $430 million, or 10.2% for the nine months ended September 30, 2005.

Notes Payable

     Notes payable totaled $1.7 billion at September 30, 2005, and $1.4 billion at December 31, 2004. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 22.6% as of September 30, 2005, compared with 21.7% as of December 31, 2004. In October 2005, we paid in full the maturing 1.55% Samurai notes. If these notes had been paid off at September 30, 2005, our debt to total capitalization ratio would have been 19.7%. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at September 30, 2005.

Off Balance Sheet Arrangements

     As of September 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

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

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated a portion of the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At September 30, 2005, and December 31, 2004, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 89.9 billion yen and 76.6 billion yen, respectively. The increase in our yen-denominated net asset position is primarily a result of an increased net asset position that we chose not to hedge.

Capital Resources and Liquidity

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $526 million in the first nine months of 2005, compared with $445 million for the same period in 2004. During the first nine months of 2005, Aflac paid $56 million to the Parent Company for management fees, compared with $25 million for the same period of 2004. The increase in management fees in 2005 resulted from the previously discussed change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In 2003, we filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $883 million using the September 30, 2005 exchange rate) of Samurai notes in Japan. In July 2005, we issued 40 billion yen of these securities with a coupon of .71% and a five-year maturity. These securities are not available to U.S. persons or entities. If issued, the remaining 60 billion yen of the 2003 Shelf Registration will not be available to U.S. persons or entities. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the nine months ended September 30.

Consolidated Cash Flows by Activity

(In millions)	2005	2004

Operating activities	$3,464	$3,530
Investing activities	(5,511)	(2,950)
Financing activities	146	(215)
Exchange effect on cash and cash equivalents	(50)	(29)

Net change in cash and cash equivalents	$(1,951)	$336

Operating Activities

     In the first nine months of 2005, consolidated cash flow from operations decreased 1.9%, compared with the first nine months of 2004. Net cash flow from operations other than Japan increased 2.1% in the nine-month period ended September 30, 2005, to $646 million, compared with $633 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash flow from operations for Aflac Japan decreased 2.8% (3.2% decrease in yen) to $2.8 billion, compared with $2.9 billion for the nine months ended September 30, 2004.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. As a result of the return of the cash collateral from securities lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion), consolidated cash flow used by investing activities was $5.5 billion in the first nine months of 2005, compared with $3.0 billion in the first nine months of 2004. Aflac Japan had cash outflows from investing activities of $2.5 billion in the first nine months of 2005, compared with cash outflows of $2.7 billion for the same period of 2004. Aflac U.S. had net cash outflows of $3.0 billion in the first nine months of 2005, compared with net outflows of $250 million a year ago.

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 6% of the year-to-date average investment portfolio of debt securities available for sale during the nine-month period ended September 30, 2005, compared with approximately 4% for the same period in 2004. The increase in dispositions before maturity primarily resulted from the bond swap program that we began in the third quarter of 2005. During the third quarter, we purchased 114.3 billion yen (approximately $1.0 billion) and disposed of 131.1 billion yen (approximately $1.2 billion) in connection with this bond swap program.

Financing Activities

     The following table presents a summary of treasury stock activity during the nine-month periods ended September 30.

(In millions of dollars and thousands of shares)	2005	2004

Treasury stock purchases	$317	$278

Shares purchased	7,738	6,973

Stock issued from treasury	$39	$33

Shares issued	3,176	2,284

     Dividends to shareholders in the first nine months of 2005 of $.33 per share increased 15.8% over the same period of 2004. The following table presents the sources of dividends paid to shareholders for the nine-month periods ended September 30.

(In millions)	2005	2004

Dividends paid in cash	$158	$137
Dividends through issuance of treasury shares	8	8

Total dividends to shareholders	$166	$145

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first nine months of 2005, Aflac Japan paid $22 million to the Parent Company for management fees, compared with $18 million for the same period in 2004. Expenses allocated to Aflac Japan were $21 million for the nine-month period ended September 30, 2005, compared with $18 million a year ago. During the first nine months of 2005, Aflac Japan remitted profits of $374 million (41.2 billion yen) to Aflac U.S., compared with $220 million (23.9 billion yen) for the same period of 2004. Profits remitted in 2004 were lower primarily as a result of realized investment losses recognized in 2003. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 9 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2004.

Rating Agencies

     Aflac is rated AA by both Standard & Poor's and Fitch Ratings and Aa2 (Excellent) by Moody's for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated's senior debt and Samurai notes are rated A by Standard & Poor's, A+ by Fitch Ratings, and A2 by Moody's.

Other

     In October 2005, the board of directors declared the fourth quarter cash dividend of $.11 per share. The dividend is payable on December 1, 2005, to shareholders of record at the close of business on November 18, 2005. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of September 30, 2005, approximately 19 million shares were available for purchase under our share repurchase program.

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

Internal Control Over Financial Reporting

     (c)  Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the third quarter of 2005, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 31	-	$-	-	21,327,463
August 1 - August 31	2,000,000	44.02	2,000,000	19,327,463
September 1 - September 30	-	-	-	19,327,463

Total	2,000,000	$44.02	2,000,000	19,327,463

The remaining 19,327,463 shares relate to a repurchase authorization approved by the board and announced in February 2004.

Item 6. Exhibits.
(a) Exhibits:

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 8, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated November 8, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated November 8, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 8, 2005	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

November 8, 2005	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer

Exhibit Index

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated November 8, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated November 8, 2005, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated November 8, 2005, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.