Form 10-K
period 2005-12-31
AFLAC INC
filed 2006-02-28
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                  Accelerated filer ☐                                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was $21,269,772,147.
The number of shares of the registrant's Common Stock outstanding at February 22, 2006, with $.10 par value, was 498,172,657.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 1, 2006, is incorporated by reference into Part III hereof.

i

PART I

ITEM 1.  BUSINESS.

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Part II, Item 7, of this report.

     Aflac Incorporated qualifies as a large accelerated filer within the meaning of Exchange Act Rule 12b-2. Our Internet address is aflac.com. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

General Description

     Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered through its subsidiary, American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

     We believe Aflac is the world's leading writer of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells cancer plans, care plans, general medical expense plans, medical/sickness riders, a living benefit life plan, ordinary life insurance plans and annuities. Aflac U.S. sells cancer plans and various types of health insurance, including accident/disability, fixed-benefit dental, personal sickness and hospital indemnity, vision care, hospital intensive care, long-term care, ordinary life, and short-term disability plans.

     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan accounted for 74% of the Company's total revenues in 2005, 75% in 2004 and 74% in 2003. The percentage of total assets attributable to Aflac Japan was 82% at December 31, 2005, compared with 80% a year ago.

Results of Operations

     For information on our results of operations and financial information by segment, see MD&A.

Foreign Currency Translation

     Aflac Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate Aflac Japan's yen-denominated income statement into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert yen into dollars.

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

     The yen/dollar exchange rate as of December 31, 2005, was 118.07, compared with 104.21 as of December 31, 2004. Weighted-average yen/dollar exchange rates were 109.88 in 2005, 108.26 in 2004, and 115.95 in 2003. We report currency translation adjustments in accumulated other comprehensive income and the realized currency exchange gains and losses resulting from transactions in earnings. In 2005, the effect of currency translation decreased total assets by $5.7 billion, decreased total liabilities by $5.6 billion and decreased net earnings by $16 million.

     For further information regarding the effect of currency fluctuations on our business, see MD&A in Part II, Item 7A and Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Insurance Premiums

     The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $12.0 billion in 2005, $11.3 billion in 2004, and $9.9 billion in 2003. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements. The following table sets forth the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2005	2004	2003

Annualized premiums in force, beginning of year	$12,604	$11,446	$9,634
New sales, including conversions	2,426	2,319	2,175
Change in unprocessed new sales	(67)	(106)	(95)
Premiums lapsed and surrendered	(1,483)	(1,398)	(1,272)
Other	58	86	127
Foreign currency translation adjustment	(1,123)	257	877

Annualized premiums in force, end of year	$12,415	$12,604	$11,446

Insurance - Japan

     We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2005	2004	2003	2005	2004	2003

Annualized premiums in force,
beginning of year	$9,230	$8,403	$6,960	962	900	834
New sales, including conversions	1,167	1,133	1,047	129	123	121
Change in unprocessed new sales	(67)	(106)	(95)	(8)	(11)	(10)
Premiums lapsed and surrendered	(470)	(469)	(453)	(52)	(51)	(53)
Other	(32)	12	67	(3)	1	8
Foreign currency translation adjustment	(1,123)	257	877	-	-	-

Annualized premiums in force,
end of year	$8,705	$9,230	$8,403	1,028	962	900

     Following several years of slight declines, our persistency improved in both 2005 and 2004. Total new annualized premium sales in yen were: 128.8 billion yen in 2005, up 5.1%; 122.5 billion yen in 2004, up 1.1%; and 121.2 billion yen in 2003, up 11.9%. The increases in annualized premiums in force in yen of 6.8% both in 2005 and 2004, and 7.9% in 2003 reflect the high persistency of Aflac Japan's business and the sales of new policies. For further information regarding the Japanese economy and its effect on our operations, see the Aflac Japan section of MD&A.

Insurance - U.S.

     The following table sets forth the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2005	2004	2003

Annualized premiums in force, beginning of year	$3,374	$3,043	$2,674
New sales, including conversions	1,259	1,186	1,128
Premiums lapsed	(1,012)	(929)	(819)
Other	90	74	60

Annualized premiums in force, end of year	$3,711	$3,374	$3,043

     Annualized premiums in force grew 10.0% in 2005, 10.9% in 2004 and 13.8% in 2003. Total new annualized premium sales increased 6.1% in 2005, 5.1% in 2004, and 5.4% in 2003.

Insurance Products - Japan

     Aflac Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system, with more and more costs being shifted to Japanese consumers. As a result, consumers have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this interest by enhancing existing products and developing new products.

     Aflac Japan's stand-alone medical product, EVER, offers a basic level of hospitalization coverage with the most affordable premium in the industry. We introduced two new versions of EVER in 2005: EVER Half and EVER Bonus. EVER Half is a whole-life medical policy with benefits similar to the original EVER product. With EVER Half, premiums are cut in half when the policyholder reaches age 60 or 65. EVER Bonus has all of the same features of EVER Half, but also provides a bonus payment every 10 years unless the hospitalization benefit was paid for 10 or more consecutive days. In addition, EVER Bonus provides a death benefit and a cash surrender value. We began offering EVER Half and EVER Bonus in early 2005. We continue to believe that the medical category will be an important part of our product portfolio.

     The cancer life insurance plans we offer in Japan provide a fixed daily benefit for hospitalization and outpatient services related to cancer and a lump-sum benefit upon initial diagnosis of internal cancer. The plans differ from the Aflac U.S. cancer plans in that the Japanese policies may also provide death benefits and cash surrender values. Our Rider MAX product provides accident and medical/sickness benefits as a rider to our cancer life policy. In 2005, we introduced a new cancer insurance product. This new product incorporates a wellness benefit, while also increasing the daily outpatient benefit to the same level as the hospitalization benefit.

     The life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. We also developed a new product called WAYS, which we introduced in early 2006. WAYS is a life insurance policy that allows policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. We also offer traditional fixed-income annuities and care policies.

     For additional information on Aflac Japan's products and composition of sales, see the Aflac Japan section of MD&A.

Insurance Products - U.S.

     We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. The policies are portable and pay regardless of other insurance. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing policies on a uniform, nondiscriminatory basis by class of policy in response to adverse experience. Any premium rate increases are subject to state regulatory approval. We have had minimal rate increase activity in the last five years.

     Aflac U.S. offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment, and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available. Short-term disability policies provide disability benefits with a variety of elimination period/benefit period options. The longest such benefit period offered is two years. In 2003 and 2004, we introduced revised versions of our accident and disability products in the United States.

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

     Our hospital indemnity products provide fixed daily benefits for hospitalization due to accident or sickness. In 2005, we introduced a new version of our hospital indemnity plan, including a plan that is compatible with Health Savings Accounts (HSAs). Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available. Our sickness indemnity plan provides a fixed daily benefit for hospitalization due to sickness and fixed amounts for physician services for accident or sickness.

     We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including checkups and cleanings. Plan features include a renewal guarantee, no deductible and no network restrictions.

     Vision Now, which we began offering mid-2005, is different from most other vision insurance offerings. It provides benefits for serious eye health conditions that require surgery or other forms of treatment, as well as benefits for the loss of sight. Vision Now also includes coverage for corrective materials and exam benefits.

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

Distribution - Japan

     We sell our products through two primary distribution channels: affiliated corporate agencies and individual agencies. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 91% of the companies listed on the Tokyo Stock Exchange. Reflecting changed employment patterns, Aflac's sales growth through large affiliated corporate agencies has slowed for several years. However, we still consider the corporate channel to be an important part of our distribution system and the best means for reaching workers at large employers. Affiliated corporate agencies contributed 35% of total new annualized premium sales in 2005, compared with 36% in 2004 and 37% in 2003.

     We also sell our products through independent corporate agencies and individual agencies that are not affiliated with large companies. These individual agencies give us better access to workers at the vast number of small businesses in Japan. Agents' activities are primarily limited to insurance sales, with customer service support provided by our main office in Tokyo and 97 offices throughout Japan. Individual agencies contributed 57% of total new annualized premium sales in both 2005 and 2004, and 53% in 2003.

     As of December 31, 2005, there were approximately 17,960 agencies in Japan with more than 81,700 licensed agents, compared with approximately 16,410 agencies and 71,400 licensed agents a year ago. We believe that new agencies will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image.

     We have also been utilizing our marketing alliance with Dai-ichi Mutual Life Insurance Co. (Dai-ichi Life) to improve our reach in Japan. Dai-ichi Life sold 277,700 of our cancer life policies in 2005, compared with 244,400 policies in 2004 and 305,600 policies in 2003. Contributions to total new annualized premium sales were 8% in 2005, 7% in 2004 and 10% in 2003. We believe the decline in cancer life policy sales through Dai-ichi Life during 2004 was attributable to Dai-ichi Life's increased focus on the sale of its own products during that year.

Distribution - U.S.

     Our U.S. sales force comprises independent sales associates who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Most associates' efforts are directed toward selling supplemental health insurance at the worksite. Associates' activities are principally limited to sales. Administrative personnel in Georgia, New York, and Nebraska handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims. Associates are paid commissions based on first- and renewal-year premiums from their sales of insurance products. State, regional and district sales coordinators are also independent associates and are compensated by override commissions and production bonuses.

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

     The average number of U.S. associates actively producing business on a monthly basis during 2005 was 17,300, compared with 17,500 in 2004 and 17,200 in 2003.

     During the past three years, we have taken several steps to enhance our distribution system. Expanding our sales management infrastructure and training and recruiting initiatives have been our primary focus. During 2005, training emerged as an area of intense focus.

     We continued to implement LEASE, which stands for Larger Earnings by Acquiring Smaller Employers, and we are merging it with our New Associate Training Cycle. This training cycle combines classroom instruction, e-learning from Aflac University, and field training. We are working with our state coordinator teams to ensure that training initiatives are consistent. Consistency builds competence and confidence, both of which are vital to the success and retention of our sales associates.

     In July, we introduced the Coordinator in Training (CIT) program nationwide. We designed this program to help sales associates develop the necessary leadership skills to succeed as a district sales coordinator, which is the first level of Aflac sales management. The goal of the CIT program is to build a pool of well-trained sales managers. Nearly 2,000 sales associates participated in the CIT program in 2005, and 64 of our 95 state operations had adopted the CIT program at year-end.

     In 2005, Aflac U.S. collected premiums were $3.2 billion, 7.8% of which was collected in Texas, 7.1% in Florida and 6.6% in California. Collected premiums in all other states were individually less than 5% of Aflac U.S. premiums.

Competition - Japan

     In 1974, Aflac became the second non-Japanese life insurance company to gain direct access to the Japanese insurance market by obtaining an operating license. Through 1981, we were the only Company in Japan authorized to sell a cancer life insurance policy. In January 2001, Japan's insurance market was deregulated, and we experienced an increase in the number of companies selling products that compete with our policies. However, based on our growth of annualized premiums in force, agencies, and customer accounts, we do not believe that our market position has been significantly impacted by increased competition as a result of deregulation. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that provide an excellent value to consumers.

     Aflac has had substantial success selling cancer life policies in Japan, with 14 million cancer life policies in force as of December 31, 2005. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise developed in the United States.

     We have also experienced substantial success selling medical insurance in Japan. Other companies are now recognizing the opportunities we have seen in the market for medical insurance. As a result, many new products have surfaced from competitors. However, we believe our product stands out as a tremendous value to consumers. Aflac Japan continued to be the number one seller of medical insurance in the life insurance industry in terms of policy sales throughout the year.

Competition - U.S.

     Approximately 2,000 life insurance companies are licensed in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe that our policies and premium rates as well as the commissions paid to our sales agents are competitive with those offered by other companies providing similar types of insurance. However, we believe that our U.S. business is distinct from our competitors because of our product focus, distribution system, and name awareness. For many of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our primary business, which allows us to focus on exploring new product opportunities while also enhancing our existing products. By doing so, we believe we offer the best value in the market. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and branding efforts.

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

Investments and Investment Results

     The following table presents the composition of investment securities as of December 31.

	Aflac Japan		Aflac U.S.

(In millions)	2005	2004	2005		2004

Securities available for sale, at fair value:
Fixed maturities	$21,907	$23,485	$6,134	*	$5,681
Perpetual debentures	3,888	3,580	482		439
Equity securities	61	47	23		30

Total available for sale	25,856	27,112	6,639		6,150

Securities held to maturity, at amortized cost:
Fixed maturities	10,849	10,064	18		16
Perpetual debentures	4,172	4,759	-		-

Total held to maturity	15,021	14,823	18		16

Total investment securities	$40,877	$41,935	$6,657		$6,166

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $100 in 2005; the Parent Company had no investment securities as of December 31, 2004.

     Net investment income was $2.1 billion in 2005, $2.0 billion in 2004 and $1.8 billion in 2003. Growth of net investment income during the last three years has been impacted by low available investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. Based on financial results determined in accordance with Japan's Financial Services Agency (FSA) requirements for the fiscal year ended March 31, Aflac Japan had the highest portfolio yield among all of Japan's life insurers with assets in excess of 2 trillion yen in each year of the last three years.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of Aflac's securities have ratings from either a nationally recognized statistical rating organization or the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).

     For information on the composition of our investment portfolio and investment results, see the Investments and Cash section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Investments - Japan

     The following table presents the composition of total investments and cash for Aflac Japan ($39.5 billion in 2005 and $40.1 billion in 2004) as of December 31.

Composition of Securities by Sector

	2005	2004

Debt securities, at amortized cost:
Government and guaranteed	22.2%	21.5%
Municipalities	.1	.1
Public utilities	7.6	9.6
Banks/financial institutions	43.3	39.7
Sovereign and supranational	8.9	9.3
Mortgage- and asset-backed securities	.4	.5
Other corporate	16.1	17.7

Total debt securities	98.6	98.4
Equity securities	.1	.1
Other long-term investments	.1	.1
Cash and cash equivalents	1.2	1.4

Total investments and cash	100.0%	100.0%

     Yen-denominated debt securities accounted for 93% of Aflac Japan's total debt securities at both December 31, 2005, and 2004.

     Funds available for investment include cash flows from operations, which includes investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments totaling approximately 828.1 billion yen in 2005 (approximately $7.8 billion), 514.3 billion yen in 2004 (approximately $5.1 billion) and 505.7 billion yen in 2003 (approximately $4.4 billion). Equity security purchases were immaterial during the three-year period ended December 31, 2005. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2005	2004	2003

Debt security purchases, at cost:
Government and guaranteed	43.9%	30.0%	18.8%
Municipalities	-	-	.2
Public utilities	2.3	8.0	8.5
Banks/financial institutions	46.8	50.0	24.3
Sovereign and supranational	.2	6.7	16.3
Mortgage- and asset-backed securities	.4	.6	.7
Other corporate	6.4	4.7	31.2

Total	100.0%	100.0%	100.0%

     The distributions by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2005	2004	2003

AAA	1.7%	6.9%	2.5%
AA	50.1	47.7	20.6
A	43.6	30.8	31.6
BBB	4.6	14.6	45.3

Total	100.0%	100.0%	100.0%

     The distributions of debt securities owned by Aflac Japan by credit rating were as follows:

Composition by Credit Rating

	December 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	2.9%	2.9%	2.9%	3.0%
AA	37.0	38.6	36.0	38.0
A	37.0	36.6	33.6	33.3
BBB	21.0	20.3	25.8	24.3
BB or lower	2.1	1.6	1.7	1.4

Total	100.0%	100.0%	100.0%	100.0%

Investments - U.S.

     The following table presents the composition of total investments and cash for Aflac U.S. ($6.5 billion in 2005 and $8.5 billion in 2004) as of December 31.

Composition of Securities by Sector

	2005	2004

Debt securities, at amortized cost:
Government	4.3%	2.0%
Municipalities	.4	.3
Mortgage- and asset-backed securities	2.6	1.7
Public utilities	9.8	7.5
Sovereign and supranational	3.7	1.6
Banks/financial institutions	41.6	29.8
Other corporate	31.7	22.1

Total debt securities	94.1	65.0
Cash and cash equivalents	5.9	35.0

Total	100.0%	100.0%

     The decrease in cash and cash equivalents was due to the return of cash collateral ($2.6 billion) associated with the higher level of loaned securities at December 31, 2004.

     Funds available for investment include cash flows from operations, which includes investment income, and funds generated from bond swaps, maturities and redemptions. Purchases of investments by Aflac U.S. were approximately $1.2 billion in 2005, $1.1 billion in 2004 and $1.8 billion in 2003. Equity security purchases were immaterial during the three-year period ended December 31, 2005. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2005	2004	2003

Debt security purchases, at cost:
Government and guaranteed	14.1%	9.2%	3.9%
Municipalities	.1	.1	1.4
Mortgage- and asset-backed securities	9.9	9.9	10.3
Public utilities	3.9	8.0	9.3
Sovereign and supranational	2.4	.3	4.1
Banks/financial institutions	36.0	45.8	38.7
Other corporate	33.6	26.7	32.3

Total	100.0%	100.0%	100.0%

     In 2003, we directed more funds to the corporate fixed-maturity security market due to the low yields available on U.S. government and government agency securities.

     The distributions by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2005	2004	2003

AAA	33.8%	19.1%	25.4%
AA	17.4	12.2	12.0
A	37.4	63.0	34.5
BBB	11.4	5.7	28.1

Total	100.0%	100.0%	100.0%

     The distributions of debt securities owned by Aflac U.S. by credit rating were as follows:

Composition by Credit Rating

	December 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	11.0%	10.0%	8.0%	7.2%
AA	12.4	12.5	8.9	9.0
A	50.6	51.7	54.8	54.9
BBB	22.2	22.5	26.2	26.8
BB or lower	3.8	3.3	2.1	2.1

Total	100.0%	100.0%	100.0%	100.0%

Regulation - Japan

     The FSA maintains a solvency standard, which is used by regulators in Japan to monitor the financial strength of insurance companies. Aflac Japan's solvency margin continues to significantly exceed regulatory minimums. The FSA may not allow remittance of earnings if it would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. We do not expect these requirements to adversely affect the funds available for remittances of earnings and payments of allocated expenses and management fees.

     A portion of Aflac Japan's annual earnings, as determined on a Japanese statutory accounting basis, can be remitted (repatriated) each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japan's regulatory authorities for protecting policyholders. Payments are also made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses. Repatriated profits represent a portion of the after-tax earnings reported to the FSA on a March 31 fiscal year basis. Japanese regulatory basis earnings are determined using accounting principles that differ materially from GAAP. Under Japanese statutory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection fund obligations are not accrued; and premium income is recognized on a cash basis.

     Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Also, financial and other affairs of Aflac Japan are subject to examination by the FSA. Reconciliations of the net assets of the Japan branch on a GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions)	2005	2004

Net assets on GAAP basis	$5,472	$5,358
Elimination of deferred policy acquisition costs	(3,624)	(3,812)
Adjustment to income tax liabilities	1,501	1,462
Adjustment to policy liabilities	139	463
Adjustment of unrealized gains and other adjustments
to carrying value of debt securities	(518)	(530)
Elimination of policyholder protection fund liability	203	254
Reduction in premiums receivable	(96)	(112)
Other, net	(290)	(206)

Net assets on Japanese regulatory accounting basis	$2,787	$2,877

     The Japanese insurance industry has a policyholder protection fund that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Fund section of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

     Our branch in Japan is also subject to regulation and supervision in the United States as described below. For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan section of MD&A and Notes 2 and 10 of the Notes to the Consolidated Financial Statements in this report.

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

    granting and revoking licenses to transact business
    regulating trade practices
    licensing agents
    prior approval of forms of policies and premium rate increases standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements capital for the protection of policyholders
    limitations on dividends to shareholders
    the nature of and limitations on investments
    deposits of securities for the benefit of policyholders
    filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities periodic examinations of the market conduct, financial, and other affairs of insurance companies

     Additionally, the NAIC is constantly reviewing regulatory matters and recommending changes and revisions for adoption by state legislators and insurance departments.

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

     For further information concerning Aflac U.S. operations, regulation and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 10 of the Notes to the Consolidated Financial Statements in this report.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION (*)	AGE

Daniel P. Amos	Chairman, Aflac Incorporated and Aflac since May 2001;	54

Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac; President, Aflac Incorporated, until May 2001; Director, Southern Company, Atlanta, GA; Director, Synovus Financial Corp., Columbus, GA

Paul S. Amos II	Executive Vice President, Aflac U.S. Operations, since	30
	January 2005; State Sales Coordinator from November 2002 until December 2004

Kriss Cloninger III	President, Aflac Incorporated, since May 2001; Executive	58

Vice President, Aflac Incorporated, until May 2001; Chief Financial Officer, Aflac Incorporated and Aflac; Executive Vice President, Aflac; Treasurer, Aflac Incorporated; Director, Tupperware Brands Corporation, Orlando, FL; Director, TSYS, Columbus, GA

Kermitt L. Cox	Senior Vice President, Corporate Actuary, Aflac	62

Rebecca C. Davis	Executive Vice President, Chief Administrative Officer,	55
	Aflac, since October 2004; Senior Vice President, Chief Administrative Officer, Aflac, until October 2004

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac	47
	Incorporated

Akitoshi Kan	President, Aflac Japan, since April 2005; Chairman,	58
	Aflac International, Inc.; Chief Operating Officer, Aflac Japan, since January 2005; Executive Vice President, Director of U.S. Internal Operations, Aflac, from January 2000 until December 2004

Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac, since	61
	January 2005; Vice President, West Territory Director, Aflac, from October 2004 until January 2005; State Sales Coordinator, Missouri, until October 2004

Charles D. Lake II	Vice Chairman, Aflac Japan, since April 2005; President,	44

Aflac Japan, from January 2003 until March 2005; Deputy President, Aflac Japan, from July 2001 until December 2002; Senior Vice President, Aflac Japan, General Counsel, Legal and Compliance from January 2001 until June 2001; Senior Vice President and General Counsel, Aflac International, Inc., until June 2001

Joey M. Loudermilk	Executive Vice President, General Counsel and	52
	Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac

Hidefumi Matsui	Chairman, Aflac Japan, since January 2003; President,	61
	Aflac Japan, until December 2002

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac	57
	Incorporated and Aflac; Chief Accounting Officer, Aflac Incorporated and Aflac, since January 2002; Treasurer, Aflac, since March 2002

Joseph W. Smith Jr.	Senior Vice President, Chief Investment Officer,	52
	Aflac

Atsushi Yagai	Executive Vice President, Director of Marketing and	42

Sales, Aflac Japan, since January 2004; First Senior Vice President; Director of Marketing and Sales, Aflac Japan, from January 2002 until January 2004; Senior Vice President; Director of Marketing and Sales, Aflac Japan, from September 2001 until December 2001; President and Representative Director, Barilla Japan, until August 2001

Hiroshi Yamauchi	First Senior Vice President and Chief Administrative	54

Officer, Aflac Japan, since January 2005; First Senior Vice President, Director of Internal Operations, Aflac Japan, from January 2003 until January 2005; First Senior Vice President, Director of Administrative and Customer Service Division, Aflac Japan, from January 2002 until January 2003; Vice President, General Manager of Policy Maintenance Department, Aflac Japan, until January 2002

(*) Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

Employees

     Aflac Japan had 3,101 employees as of December 31, 2005. Aflac U.S. had 3,869 employees as of December 31, 2005. We consider our employee relations to be excellent.

Other Operations

     Our other operations include the Parent Company and a printing subsidiary. These operations had 293 employees as of December 31, 2005. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A.

ITEM 1A.  RISK FACTORS.

Risk Factors

     We face a wide range of risks, and our continued success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, it could materially affect our business, financial condition or results of operations.

We operate in an industry that is subject to ongoing changes.

     We operate in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform and marketing practices. These factors require us to anticipate market trends and make changes to differentiate our products and services from those of our competitors. We also face the potential of competition from existing or new companies that have not historically been in the supplemental health insurance industry. Failure to anticipate market trends and/or to differentiate our products and services can affect our ability to retain or grow profitable lines of business.

Our concentration of business in Japan poses risks to our operations.

     Our operations in Japan accounted for 74%, 75% and 74% of our total revenues for 2005, 2004 and 2003, respectively, and 82% and 80% of our total assets at December 31, 2005 and 2004, respectively. As a result, continued weakness in Japan's economy could adversely affect our business. A weak economy in Japan since the early 1990s resulted in a challenging marketing environment for Aflac Japan, with declining available investment yields for new investments and decreased consumer confidence. Although the Japanese economy has recently shown signs of improvement, the time required for it to fully recover remains uncertain.

Japanese currency translation risk could adversely impact operating results.

     Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

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

General market conditions affect investments and investment income.

     We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced in the United States and Japan during recent years, have negatively impacted the level of investment income earned by the Company. Slower investment income growth will occur if this lower interest rate environment should continue.

     Financial market conditions can also affect our realized and unrealized investment gains or losses. During periods of rising interest rates, the fair values of our investments will decline. Conversely, during periods of falling interest rates, the fair values of our investments will rise. Should significant amounts of unrealized gains/losses occur because of changes in market yields, we would not expect to realize significant gains or losses due to our ability and intent to hold the securities to maturity. See the Investments and Cash section of MD&A for more information.

Availability of longer-term yen-denominated investments could adversely affect our profits.

     We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2005, the average duration of Aflac Japan's policy liabilities was approximately 13 years, and the average duration of its yen-denominated debt securities was approximately 12 years due to the limited availability of acceptable yen-denominated long-duration securities. When our debt securities mature, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. If this occurs, Aflac Japan's business would be adversely affected.

Concentration of our investment portfolios in any particular sector of the economy may have an adverse effect on our financial position or results of operations.

     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, our financial results would be adversely affected.

     We establish and carry, as a liability, reserves based on estimates of how much will be required to pay for future benefits and claims. We calculate these reserves using various assumptions and estimates, including premiums we will receive over the assumed life of the policy, the timing of the events covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with a portion of our net cash flow from operations. These assumptions and estimates are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove inadequate. As a result, we would incur a charge to earnings in the period in which we determine such a shortfall exists. This estimation process is a critical accounting policy for the Company. For additional information, see the Critical Accounting Policies section of MD&A.

Our operating subsidiaries provide cash flow to the Parent Company.

     Aflac Incorporated is a holding company and has no direct operations or no significant assets other than the stock of its subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. In addition, there is no assurance that the earnings from, or other available assets of, our operating subsidiaries will be sufficient to make distributions to us to enable us to operate.

Extensive regulation can impact profitability and growth.

     Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FSA, the U.S. Department of Justice, state attorneys general, and the Internal Revenue Service, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

     The primary purpose of insurance company regulation supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the Financial Services Agency and the Ministry of Finance in Japan. These systems of supervision and regulation cover, among other things:

  standards of establishing and setting premium rates and the approval thereof standards of minimum capital requirements and solvency margins, including risk-based capital measures restrictions on, limitations on and required approval of certain transactions between our insurance subsidiaries and their affiliates, including management fee arrangements restrictions on the nature, quality and concentration of investments restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated the existence and licensing status of the Company under circumstances where it is not writing new or renewal business certain required methods of accounting
  reserves for unearned premiums, losses and other purposes
  assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies administrative practices requirements
  imposition of fines and other sanctions

Sales of our products and services are dependent on our ability to attract, retain and support a network of qualified sales associates.

     Our sales could be adversely affected if our sales networks deteriorate or if we do not adequately provide support, training and education for our existing network. Competition exists for sales associates with demonstrated ability. We compete with other insurers and financial institutions primarily on the basis of our products, compensation, support services and financial rating. Our inability to attract and retain qualified sales associates could have a material adverse effect on sales and our results of operations and financial condition. Our sales associates are independent contractors and may sell products of our competitors. If our competitors offer products that are more attractive than ours, or pay higher commissions than we do, these sales associates may concentrate their efforts on selling our competitors' products instead of ours.

Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multi-year strategic information technology projects are currently in process.

     Our business depends in large part on our technology systems for interacting with employers, policyholders and sales associates, and our business strategy involves providing customers with easy-to-use products to meet their needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). We are currently developing new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and customer demands. Our success is dependent in large part on maintaining the effectiveness of existing systems and on implementing improvements and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner.

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

     Our financial statements are subject to the application of generally accepted accounting principles in both the United States and Japan, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position.

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or other considerations that may or may not be under the insurer's control. Because all of our ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, and the marketability of our product offerings impacting our liquidity, operating results and financial condition. See the Rating Agencies section of MD&A for additional information.

We face risks related to litigation.

     We are a defendant in various lawsuits considered to be in the normal course of business. Some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded against other companies, including insurers, in recent years. Although the final results of any litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation could adversely affect us because of the costs of defending these cases, costs of settlement or judgments against us or because of changes in our operations that could result from litigation.

Managing key executive succession is critical to our success.

     We would be adversely affected if we fail to adequately plan for succession of our senior management and other key executives. While we have succession plans and employment arrangements with certain key executives, these do not guarantee that the services of these executives will be available to us.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

  any requirement to restate financial results in the event of inappropriate application of accounting principles failure of our processes to prevent and detect unethical conduct of employees a significant failure of internal controls over financial reporting failure of our prevention and control systems related to employee compliance with internal policies failure of corporate governance policies and procedures

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     Aflac owns land and buildings (approximately 870,000 square feet) that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. Aflac also leases administrative office space in Georgia, New York, and Nebraska.

     In Tokyo, Japan, Aflac owns an administrative office building and a training facility. Aflac also leases additional office space in Tokyo along with regional offices located throughout the country.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2005.

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

Market Information

     Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Pacific Exchange and the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the principal exchange market for the two years ended December 31, were as follows:

Quarterly Common Stock Prices

2005	High	Low

4th Quarter	$49.65	$44.38
3rd Quarter	46.33	42.72
2nd Quarter	44.15	35.50
1st Quarter	40.42	36.86

2004	High	Low

4th Quarter	$40.74	$33.85
3rd Quarter	41.97	37.00
2nd Quarter	42.60	38.73
1st Quarter	41.50	34.62

Holders

	2005	2004

Number of common
shares outstanding	498,893,553	503,607,777
Approximate number of registered
common shareholders	80,808	78,167

Dividends

	2005	2004

4th Quarter	$.11	$.095
3rd Quarter	.11	.095
2nd Quarter	.11	.095
1st Quarter	.11	.095

     We expect comparable dividends to continue to be paid in future periods. For information concerning dividend restrictions, see the Capital Resources and Liquidity section of the MD&A and Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

Securities authorized for issuance under equity compensation plans

     Pursuant to General Instruction G to Form 10-K, this information is incorporated by reference from the Company's 2006 Notice and Proxy Statement, which will be filed with the Securities and Exchange Commission on or about March 17, 2006.

Issuer Purchases of Equity Securities

     During the fourth quarter of 2005, we repurchased shares of Aflac stock as follows:

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 - October 31	200,000	$47.89	200,000	19,127,463
November 1 - November 30	2,218,300	48.32	2,218,300	16,909,163
December 1 - December 31	-	-	-	16,909,163

Total	2,418,300	$48.28	2,418,300	16,909,163

The remaining 16,909,163 shares relate to a repurchase authorization approved by the board and announced in February 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and
per-share amounts)	2005		2004		2003	2002		2001

Revenues:
Premiums, principally
supplemental health
insurance	$11,990		$11,302		$9,921	$8,595		$8,061
Net investment income	2,071		1,957		1,787	1,614		1,550
Realized investment gains
(losses)	262		(12)		(301)	(14)		(31)
Other income	40		34		40	62		18

Total revenues	14,363		13,281		11,447	10,257		9,598

Benefits and expenses:
Benefits and claims	8,890		8,482		7,529	6,589		6,303
Expenses	3,247		3,026		2,720	2,445		2,248

Total benefits and expenses	12,137		11,508		10,249	9,034		8,551

Pretax earnings	2,226		1,773		1,198	1,223		1,047
Income taxes	743		507		430	438		393

Net earnings	$1,483	(1)	$1,266	(2)	$768	$785	(3)	$654

Share and Per-Share Amounts

Net earnings (basic)	$2.96	(1)	$2.49	(2)	$1.50	$1.52	(3)	$1.25
Net earnings (diluted)	2.92	(1)	2.45	(2)	1.47	1.49	(3)	1.22
Cash dividends	.44		.38		.30	.23		.193
Common shares used for
basic EPS (In thousands)	500,939		507,333		513,220	517,541		525,098
Common shares used for
diluted EPS (In thousands)	507,704		516,421		522,138	528,326		537,383

Supplemental Data

Yen/dollar exchange rate at
year-end (yen)	118.07		104.21		107.13	119.90		131.95
Weighted-average yen/dollar
exchange rate (yen)	109.88		108.26		115.95	125.15		121.54

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
(1)	Includes a benefit of $34 ($.07 per basic and diluted share) for the release of a valuation allowance for deferred tax assets in 2005
(2)

Includes a benefit of $128 ($.25 per basic and diluted share) for the release of the valuation allowance for deferred tax assets and a benefit of $3 ($.01 per basic and diluted share) for the Japan pension obligation transfer in 2004

(3)	Includes a charge of $26 ($.05 per basic and diluted share) for the policyholder protection fund in 2002 in Japan

(continued)

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2005	2004	2003	2002	2001

Assets:
Investments and cash	$48,989	$51,955	$44,050	$39,147	$32,792
Other	7,372	7,371	6,914	5,911	5,068

Total assets	$56,361	$59,326	$50,964	$45,058	$37,860

Liabilities and shareholders' equity:
Policy liabilities	$42,329	$43,556	$39,240	$32,726	$27,592
Notes payable	1,395	1,429	1,409	1,312	1,207
Income taxes	2,577	2,445	2,187	2,362	2,090
Other liabilities	2,133	4,320	1,480	2,262	1,545
Shareholders' equity	7,927	7,576	6,648	6,396	5,426

Total liabilities and
shareholders' equity	$56,361	$59,326	$50,964	$45,058	$37,860

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties. In particular, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," "may," "should," "estimate," "intends," "projects," "will," "assumes," "potential," "target," or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

     We caution readers that the following factors, in addition to other factors mentioned from time to time could cause actual results to differ materially from those contemplated by the forward-looking statements:

    legislative and regulatory developments
    assessments for insurance company insolvencies
    competitive conditions in the United States and Japan
    new product development and customer response to new products and new marketing initiatives ability to attract and retain qualified sales associates
    ability to repatriate profits from Japan
    changes in U.S. and/or Japanese tax laws or accounting requirements credit and other risks associated with Aflac's investment activities significant changes in investment yields
    fluctuations in foreign currency exchange rates
    deviations in actual experience from pricing and reserving assumptions including, but not limited to, morbidity, mortality, persistency, expenses, and investment yields level and outcome of litigation
    downgrades in the Company's credit rating
    changes in rating agency policies or practices
    subsidiary's ability to pay dividends to the Parent Company ineffectiveness of hedging strategies used to minimize exposure of our shareholders' equity to foreign currency translation fluctuations catastrophic events
    general economic conditions in the United States and Japan

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2005. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. Prior-year results have been adjusted to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment, on January 1, 2005. For additional information, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements.

     This MD&A is divided into four primary sections. In the first section, we discuss our critical accounting estimates. We then follow with a discussion of the results of our operations on a consolidated basis and by segment. The third section presents an analysis of our financial condition as well as a discussion of market risks of financial instruments. We conclude by addressing the availability of capital and the sources and uses of cash in the Capital Resources and Liquidity section.

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

Investments

     Investments in debt and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security's credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with SEC Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:

    percentage decline in value and the length of time during which the decline has occurred recoverability of principal and interest
    market conditions
    ability to hold the investment to maturity
    review of the issuer's overall operating performance
    rating agency opinions and actions regarding the issuer's credit standing adverse changes in the issuer's availability of production resources, revenue sources and technological conditions adverse changes in the issuer's economic, regulatory or political environment

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

Deferred Policy Acquisition Costs

     Under the requirements of SFAS No. 60, certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest, and future premium revenue at time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. As presented in the following table, the ratio of unamortized DAC to annualized premiums in force has been relatively stable for Aflac U.S. and Aflac Japan over the last three years.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
	(In Yen)			(In Dollars)

(In millions)	2005	2004	2003	2005	2004	2003

Deferred policy acquisition costs	427,894	397,261	368,535	1,966	1,783	1,604
Annualized premiums in force	1,027,762	961,895	900,251	3,711	3,374	3,043
Deferred policy acquisition costs as
a percentage of annualized
premiums in force	41.6%	41.3%	40.9%	53.0%	52.8%	52.7%

Policy Liabilities

     Our policy liabilities, which are determined in accordance with SFAS No. 60 and Actuarial Standards of Practice, include two primary components: future policy benefits and unpaid policy claims, which accounted for 89% and 6% of total policy liabilities as of December 31, 2005, respectively.

     Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. We calculate future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by GAAP, we also include a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience.

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

     In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy, the volume and demographics of the policies exposed to claims, and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. However, if current period claims were to change by 1%, we would expect the unpaid policy claim liability to change by approximately $19 million.

     The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2005	2004

U.S. segment:
Future policy benefits	$3,780	$3,354
Unpaid policy claims	848	708
Other policy liabilities	143	136

Total U.S. policy liabilities	$4,771	$4,198

Japan segment:
Future policy benefits	$34,071	$36,005
Unpaid policy claims	1,657	1,646
Other policy liabilities	1,828	1,705

Total Japan policy liabilities	$37,556	$39,356

Consolidated:
Future policy benefits	$37,853	$39,360
Unpaid policy claims	2,504	2,355
Other policy liabilities	1,972	1,841

Total consolidated policy liabilities	$42,329	$43,556

New Accounting Pronouncements

     During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts on issues, including equity-based compensation, pensions, variable interest entities, special purpose entities, derivatives, intangible assets and business combinations.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as granting stock options. It requires that companies use a fair value method to value share-based awards and recognize the related compensation expense in net earnings. We adopted SFAS 123R January 1, 2005, using the modified-retrospective application method. As a result, prior-year results have been adjusted to reflect the expensing of share-based awards. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

     In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. We do not expect the adoption of this staff position to have a material effect on our financial position or results of operations.

     In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We are currently evaluating the impact of this SOP on our accounting for internal replacements.

     For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share

	2005	2004	2003	2005	2004	2003

Net earnings	$1,483	$1,266	$768	$2.92	$2.45	$1.47
Items impacting net earnings, net of tax:
Realized investment gains (losses)	167	(5)	(191)	.33	(.01)	(.37)
Impact from SFAS 133	(10)	(13)	(3)	(.02)	(.03)	-
Release of valuation allowance
on deferred tax assets	34	128	-	.07	.25	-
Japanese pension obligation transfer	-	3	-	-	.01	-

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

     In 2005, we realized pretax gains of $262 million (after-tax, $167 million, or $.33 per diluted share). The significant realized investment gains in 2005 primarily resulted from the execution of bond swaps in the third and fourth quarters that took advantage of tax loss carryforwards. These bond swaps also improved overall portfolio credit quality and investment income.

     During the third quarter of 2004, we received an issuer's offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer's offer of $205 million and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased 2004 pretax earnings by $12 million (after-tax, $5 million, or $.01 per diluted share).

     Realized investment losses in 2003 related primarily to the sale of our investment in Parmalat at a pretax loss of $257 million. We also sold our investment in Levi Strauss at a pretax loss of $38 million. These investment losses and other investment transactions in the normal course of business decreased 2003 pretax earnings by $301 million (after-tax, $191 million, or $.37 per diluted share).

Impact from SFAS 133

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior debt obligation, which matures in 2009, into a yen-denominated obligation (see Notes 4 and 6 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the swaps' fair value and their initial contract fair value will be equal, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability and intent to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

     We have also issued yen-denominated Samurai notes. We have designated 110 billion yen of these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the cross-currency swaps exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2005; therefore, there was no impact on net earnings. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

Nonrecurring Items

     We received regulatory approval for a change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company in 2005. This enabled the Parent Company to fully utilize its tax-basis, non-life operating losses and therefore release the valuation allowance on the associated deferred tax assets, resulting in a benefit of $34 million ($.07 per diluted share) in 2005.

     The American Jobs Creation Act of 2004 eliminated the 90% limitation on the utilization of foreign tax credits. As a result of this tax law change, we recognized a benefit of $128 million ($.25 per diluted share) in 2004 for the release of the valuation allowance associated with certain deferred tax assets. The 2005 and 2004 tax benefits are included as reductions to income tax expense in the consolidated statement of earnings.

     During 2004, we concluded the process of returning the substitutional portion of Aflac Japan's pension plan to the Japanese government as allowed by the Japan Pension Insurance Law. We recognized a one-time gain (other income) as the result of this transfer to the Japanese government in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share) in 2004. For additional information on the transfer, see Note 11 of the Notes to the Consolidated Financial Statements.

Foreign Currency Translation

     Aflac Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate Aflac Japan's yen-denominated income statement into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert yen into dollars.

     Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Consequently, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac's financial performance excluding the impact of foreign currency translation.

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 33.4% in 2005, 28.6% in 2004 and 35.8% in 2003. Total income taxes were $743 million in 2005, compared with $507 million in 2004 and $430 million in 2003. The lower than normal income tax rate primarily resulted from the release of the valuation allowance for non-life losses in 2005. Our 2004 effective income tax rate and tax expense were impacted by the release of the valuation allowance for deferred tax assets discussed previously. Japanese income taxes on Aflac Japan's results accounted for most of our consolidated income tax expense. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

     We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management's control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing year-over-year results, we exclude the effect of realized investment gains and losses, the impact from SFAS 133 and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company's yen-denominated interest expense for a given year in relation to the prior year.

     Subject to the preceding assumptions, our objective for 2005 was to achieve net earnings per diluted share of at least $2.56, an increase of 14.8%. Based on 2005 net earnings per diluted share of $2.92, adjusted for realized investment gains ($.33 per diluted share), the impact from SFAS 133 (a loss of $.02 per diluted share), the release of the valuation allowance for deferred tax assets (a gain of $.07 per diluted share) and foreign currency translation (a loss of $.02 per diluted share), we met our objective for the year.

     Our objective for 2006 is to achieve net earnings per diluted share of at least $2.92, an increase of 15.0% over 2005 using the preceding assumptions. If we achieve this objective, the following table shows the likely results for 2006 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2006 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2005	on EPS

100.00	$3.06	20.5%	.14
105.00	2.99	17.7	.07
109.88 **	2.92	15.0	-
115.00	2.86	12.6	(.06)
120.00	2.80	10.2	(.12)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2006 and 2005; and assumes no impact from currency translation in 2006
**	Actual 2005 weighted-average exchange rate

     Our objective for 2007 had been to increase net earnings per diluted share by 13% to 16%, on the basis described above. However, based on the development of our business, we now expect net earnings per diluted share to increase by 15% to 16%, on the basis described above.

INSURANCE OPERATIONS

     Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual financial statements. Furthermore, we are required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. We measure and evaluate our insurance segments' financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from SFAS 133, and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Operating Earnings

     Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency, and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

(In millions)	2005	2004	2003

Premium income	$8,745	$8,368	$7,326
Net investment income	1,635	1,557	1,421
Other income	31	18	18

Total operating revenues	10,411	9,943	8,765

Benefits and claims	6,898	6,679	5,943
Operating expenses:
Amortization of deferred policy acquisition costs	284	274	255
Insurance commissions	892	881	812
Insurance and other expenses	822	730	633

Total operating expenses	1,998	1,885	1,700

Total benefits and expenses	8,896	8,564	7,643

Pretax operating earnings*	$1,515	$1,379	$1,122

Weighted-average yen/dollar exchange rate	109.88	108.26	115.95

	In Dollars			In Yen

Percentage changes over previous year:	2005	2004	2003	2005	2004	2003

Premium income	4.5%	14.2%	15.0%	6.3%	6.7%	6.4%
Net investment income	5.0	9.6	11.3	7.0	2.3	3.1
Total operating revenues	4.7	13.4	14.6	6.6	6.0	6.1
Pretax operating earnings*	9.9	22.9	23.0	11.5	14.7	10.9

Ratios to total revenues, in dollars:	2005	2004	2003

Benefits and claims	66.2%	67.2%	67.8%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.8	2.9
Insurance commissions	8.6	8.9	9.3
Insurance and other expenses	8.0	7.2	7.2

Total operating expenses	19.3	18.9	19.4
Pretax operating earnings*	14.5	13.9	12.8

*See Page II-14 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 6.8% in 2005, 6.8% in 2004, and 7.9% in 2003, reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force at December 31, 2005, were 1.03 trillion yen, compared with 961.9 billion yen in 2004, and 900.3 billion yen in 2003. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $8.7 billion in 2005, $9.2 billion in 2004, and $8.4 billion in 2003.

     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. However, this decline is partially offset by the effects of low investment yields, which affect our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion on Page II-26). The operating expense ratio increased in 2005 as a result of additional advertising expenditures and the write-off of previously capitalized systems development costs. We expect the operating expense ratio to be relatively stable in 2006 as we continue our investment in systems development. Due to improvement in the benefit ratio, the pretax operating profit margin expanded to 14.5% in 2005. We expect a modest expansion in the profit margin in 2006 and 2007.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 32% of Aflac Japan's investment income in 2005, compared with 30% in 2004 and 29% in 2003. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign			Excluding Foreign
	Currency Changes			Currency Changes**

	2005	2004	2003	2005	2004	2003

Net investment income	7.0%	2.3%	3.1%	6.3%	4.5%	5.5%
Total operating revenues	6.6	6.0	6.1	6.4	6.3	6.5
Pretax operating earnings*	11.5	14.7	10.9	10.8	15.3	13.8

*	See Page II-14 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

Aflac Japan Sales

     For 2005, sales increased 5.1% in yen, which was in line with our objective of 5% to 10% growth for the year. We saw strong sales results in our stand-alone medical product category and from cancer life sales through Dai-ichi Mutual Life. However, as expected, sales continued to be affected by sharp declines in Rider MAX sales. The following table presents Aflac Japan's total new annualized premium sales for the years ended December 31.

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2005	2004	2003	2005	2004	2003

Total new annualized premium sales	$1,167	$1,133	$1,047	128.8	122.5	121.2
Increase over prior year	3.0%	8.2%	20.8%	5.1%	1.1%	11.9%

     Aflac Japan's sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the years ended December 31.

	2005	2004	2003

Medical policies	37%	31%	28%
Rider MAX	11	20	27
Cancer life	26	23	27
Ordinary life	18	19	13
Other	8	7	5

Total	100%	100%	100%

     Our medical products, which include our EVER product line, sustained strong sales growth in 2005. With continued cost pressure on Japan's health care system, we expect demand for medical products will continue to rise in the future and we remain encouraged about the outlook for the medical insurance market. Although that market is very competitive, Aflac Japan retains the distinction of being the number one seller of stand-alone medical insurance in Japan. We believe that our number one status provides us with a distinct advantage in the marketplace. As a result, we continue to believe that the medical category will be an important part of our product portfolio.

     As we have disclosed previously, we expect Rider MAX conversions and sales to continue to decline in future periods. Conversion activity accounted for approximately 17% of total Rider MAX sales in 2005, compared with 25% in 2004 and 24% in 2003. For policy conversions, new annualized premium sales include only the incremental annualized premium amount over the original term policy. We expect that conversions will continue to decline in future periods.

     Cancer life sales benefited from a new product introduction in 2005, as well as our program that converted payroll policies to a direct-billing mode. Our cancer life policies are also marketed by Dai-ichi Mutual Life. In 2005, Dai-ichi Life's sales of our cancer life product increased to 277,700 policies, compared with 244,400 in 2004 and 305,600 in 2003. Dai-ichi Life sales of our cancer life policies accounted for 8% of total new annualized premium sales in 2005, compared with 7% in 2004 and 10% in 2003.

     For 2006, we expect to generate solid sales growth from our medical products. However, we anticipate that lower Rider MAX sales and weaker conversions will continue to restrain sales growth. As a result, our objective for 2006 is to increase total new annualized premium sales in yen by 5% to 8%.

     We continued to focus on the growth of our distribution system in Japan. During 2005, the number of licensed sales associates rose 14.6% to approximately 81,700, compared with 71,400 at December 31, 2004. The growth of licensed sales associates resulted primarily from individual agency recruitment. In 2005, we recruited 4,388 agencies, compared with our goal of 4,400 agencies. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

Aflac Japan Investments

     Growth of investment income in yen is affected by available cash flow from operations, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than Japanese government or other corporate bonds would have provided, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with standard documentation for medium-term note programs and have appropriate covenants.

     The following table compares the results of Aflac Japan's investment activities.

	2005	2004	2003

New money yield - yen only	2.95%	2.94%	3.20%
New money yield - blended	3.19	3.13	3.61
Return on average invested assets, net
of investment expenses	4.14	4.26	4.45

Portfolio yield, including dollar-denominated
investments, end of year	4.22%	4.35%	4.54%

     See Investments and Cash on Page II-27 for additional information.

Japanese Economy

     Recent events indicate that Japan's economy has begun to recover. The Bank of Japan's January 2006 Monthly Report of Recent Economic & Financial Developments indicates continued increases in exports, an upward trend in industrial production, and continued increases in capital expenditures and household income. The same report also expressed the Bank of Japan's opinion that the economy is expected to continue a steady recovery trend. This opinion is based on expectations of increases in domestic private demand and exports, while issues such as excess corporate debt are dissipating. Nevertheless, the time required for a full economic recovery remains uncertain.

     Japan's system of compulsory public health care insurance provides medical coverage to every Japanese citizen. These public medical expenditures are covered by a combination of premiums paid by insureds and their employers, taxes, and copayments from the people who receive medical service. However, given Japan's aging population, the resources available to these publicly funded social insurance programs have come under increasing pressure and as a result, copayments have been rising and affecting more people. In 2003, copayments were raised from 20% to 30% and additional reforms are being considered for 2006 and 2008. We believe the trend of higher copayments will lead more consumers to purchase supplemental insurance plans. Many insurance companies have recognized the opportunities for selling supplemental insurance in Japan and have launched new products in recent years. However, we believe our favorable cost structure compared with other insurers makes us a very effective competitor. In addition, we believe our brand, customer service, and financial strength also benefit our market position.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

(In millions)	2005	2004	2003

Premium income	$3,245	$2,935	$2,594
Net investment income	421	396	362
Other income	10	9	9

Total operating revenues	3,676	3,340	2,965

Benefits and claims	1,991	1,803	1,585
Operating expenses:
Amortization of deferred policy acquisition costs	258	245	209
Insurance commissions	410	371	334
Insurance and other expenses	492	424	392

Total operating expenses	1,160	1,040	935

Total benefits and expenses	3,151	2,843	2,520

Pretax operating earnings*	$525	$497	$445

Percentage changes over previous year:

Premium income	10.6%	13.1%	16.8%
Net investment income	6.5	9.4	9.3
Total operating revenues	10.0	12.6	15.8
Pretax operating earnings*	5.6	11.7	12.9

Ratios to total revenues:

Benefits and claims	54.2%	54.0%	53.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.0	7.3	7.1
Insurance commissions	11.2	11.1	11.3
Insurance and other expenses	13.3	12.7	13.1

Total operating expenses	31.5	31.1	31.5
Pretax operating earnings*	14.3	14.9	15.0

*See Page II-14 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.0% in 2005, 10.9% in 2004, and 13.8% in 2003 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at December 31 were $3.7 billion in 2005, $3.4 billion in 2004, and $3.0 billion in 2003.

     The benefit ratio has increased slightly over the past several years, primarily due to the impact of declining investment yields on the growth of our investment income. As a percentage of premium income, the benefit ratio has been fairly stable at 61.3% in 2005, 61.4% in 2004 and 61.1% in 2003. We expect the benefit ratio to decline slightly in future periods due to favorable claim cost trends. We also expect the operating expense ratio, excluding discretionary promotional expenses, to remain relatively stable. The pretax operating profit margin is expected to improve modestly in 2006.

     Overall, the financial effect from hurricanes in 2005 was not material. In early September, we announced that we were allowing a 90-day grace period for premium payments in the hurricane-affected areas as defined by the Federal Emergency Management Agency. Additionally, the insurance departments in Louisiana, Mississippi and Alabama have mandated various grace periods for the affected areas, some of which extended into early 2006. In 2005, we saw a modest increase in policy terminations in the areas impacted by the hurricanes. However, these additional terminations did not have a material impact on our financial results.

Aflac U.S. Sales

     We were pleased with the sales results of Aflac U.S. For 2005, sales increased 6.1%, which met our objective of 3% to 8% growth for the year. Our accident/disability and cancer expense products were again the primary contributors to sales. The following table presents Aflac's U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2005	2004	2003

Total new annualized premium sales	$1,259	$1,186	$1,128
Increase over prior year	6.1%	5.1%	5.4%

     Our objective for 2006 is to increase total new annualized premium sales by 8% to 12%.

     One aspect of our growth strategy is the continued enhancement of our product line. Based on consumer feedback, we revised our dental product in November 2004. We also introduced Vision Now, an innovative vision care product, in July 2005. The following table details the contributions to total new annualized premium sales by major product category for the years ended December 31.

	2005	2004	2003

Accident/disability coverage	51%	52%	51%
Cancer expense insurance	19	20	20
Hospital indemnity products	11	11	11
Fixed-benefit dental coverage	8	7	7
Other	11	10	11

Total	100%	100%	100%

     We recruited more than 24,200 new associates during 2005, which was 8% higher than 2004 and in line with our expectation of a 5% to 10% increase for the year. Aflac U.S. was represented by more than 63,000 licensed sales associates in 2005, or 7% higher than a year ago.

Aflac U.S. Investments

     The following table compares the results of Aflac's U.S. investment activities.

	2005	2004	2003

New money yield	6.16%	6.30%	6.52%
Return on average invested assets, net
of investment expenses	6.54	6.68	7.36

Portfolio yield, end of year	7.24%	7.39%	7.56%

     The returns on average invested assets for Aflac U.S. in 2005 and 2004 were reduced by higher-than-usual securities lending at the end of 2004. Excluding loaned securities, and the related investment income earned from our security lending program, the adjusted return was 7.12% in 2005 and 7.22% in 2004. In 2003, securities lending did not have a material effect on the return on average invested assets. See Investments and Cash on Page II-27 for additional information.

OTHER OPERATIONS

     Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $56 million in 2005, $67 million in 2004 and $51 million in 2003. Investment income included in reported corporate expenses was $14 million in 2005, and $5 million in both 2004 and 2003. The increase in the 2004 corporate expenses was primarily the result of increased expenses associated with our retirement obligations.

ANALYSIS OF FINANCIAL CONDITION

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at December 31, 2005, was 118.07 yen to one dollar, or 11.7% weaker than the December 31, 2004, exchange rate of 104.21. The weaker yen decreased reported investments and cash by $5.1 billion, total assets by $5.7 billion, and total liabilities by $5.6 billion, compared with the amounts that would have been reported for 2005 if the exchange rate had remained unchanged from December 31, 2004.

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

     On a consolidated basis, we attempt to minimize the exposure of shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on Page II-35 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At December 31, consolidated yen-denominated net assets subject to foreign currency fluctuation were $781 million in 2005 and $735 million in 2004. Aflac Japan's yen-denominated net assets were $2.2 billion at both December 31, 2005 and 2004. Aflac Incorporated's yen-denominated net liabilities were $1.4 billion at December 31, 2005, and $1.5 billion at December 31, 2004. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2005			2004

Yen/dollar exchange rates	103.07	118.07*	133.07	89.21	104.21*	119.21

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,732	$18,971	$16,832	$24,201	$20,718	$18,111
Perpetual debentures	4,191	3,659	3,246	3,924	3,358	2,937
Equity securities	70	61	54	55	47	41
Securities held to maturity:
Fixed maturities	12,428	10,849	9,626	11,755	10,064	8,797
Perpetual debentures	4,779	4,172	3,702	5,560	4,759	4,160
Cash and cash equivalents	553	483	429	667	571	499
Other financial instruments	35	31	27	-	-	-

Subtotal	43,788	38,226	33,916	46,162	39,517	34,545

Liabilities:
Notes payable	1,083	945	839	1,144	980	856
Cross-currency swaps	539	471	417	623	533	466
Japanese policyholder
protection fund	232	203	180	308	254	230
Other financial instruments	-	-	-	42	36	32

Subtotal	1,854	1,619	1,436	2,117	1,803	1,584

Net yen-denominated
financial instruments	41,934	36,607	32,480	44,045	37,714	32,961
Other yen-denominated assets	5,332	4,654	4,130	5,733	4,908	4,290
Other yen-denominated liabilities	(46,371)	(40,480)	(35,917)	(48,920)	(41,887)	(36,609)

Consolidated yen-denominated
net assets subject to foreign
currency fluctuation	$895	$781	$693	$858	$735	$642

*Actual year-end exchange rate

     We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we transfer funds from Aflac Japan to Aflac U.S., which is done annually. The exchange rates prevailing at the time of transfer will differ from the exchange rates prevailing at the time the yen profits were earned. These repatriations have not been greater than 80% of Aflac Japan's prior-year FSA-based earnings. A portion of the repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars.

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

	2005		2004

		+100		+100
	Fair	Basis	Fair	Basis
(In millions)	Value	Points	Value	Points

Debt securities:
Fixed-maturity securities:
Yen-denominated	$29,791	$26,427	$31,225	$28,134
Dollar-denominated	9,190	8,407	8,463	7,740
Perpetual debentures:
Yen-denominated	7,911	7,086	8,282	7,466
Dollar-denominated	711	661	661	619

Total debt securities	$47,603	$42,581	$48,631	$43,959

Notes payable*	$1,395	$1,362	$1,461	$1,428

Cross-currency swap liabilities	$12	$10	$66	$64

Japanese policyholder protection fund	$203	$203	$254	$254

*Excludes capitalized lease obligations

     Changes in the interest rate environment have contributed to the unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains because we have the intent and ability to hold these securities to maturity. Likewise, should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize these losses because we have the intent and ability to hold such securities to maturity. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

     We attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2005	2004

Yen-denominated debt securities	12	12
Policy benefits and related expenses to be paid in future years	13	13
Premiums to be received in future years on policies in force	10	10

     The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of investment expenses)

	2005			2004			2003

	U.S.	Japan	*	U.S.	Japan	*	U.S.	Japan	*

Policies issued during year:
Required interest on
policy reserves	5.50%	2.88%		6.36%	2.97%		6.40%	2.98%
New money yield on
investments	6.11	3.01		6.25	3.00		6.46	3.27
Policies in force during year:
Required interest on
policy reserves	6.36	4.79		6.40	4.87		6.40	4.93
Return on average invested assets	6.54	3.92		6.68	4.02		7.36	4.18

*Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan's annuities, and dollar-denominated investments and related investment income

     In response to low interest rates in the United States, we lowered our required interest assumption for newly issued products to 5.50% in 2005. In Japan, we also lowered our required interest assumption for some newly issued products to 2.50%. However, the majority of Japan's newly issued products have a required interest assumption of 3.00%. We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary.

     Over the next two years, we have several yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 3.92%. These securities total $640 million at amortized cost and have an average yield of 5.91%. These maturities will contribute to a continued decline in our overall portfolio yield. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset the negative investment spread. And despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan's aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.

Investments and Cash

     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders' equity. We seek to achieve this objective through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports.

     Aflac invests primarily within the debt securities markets. Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and overall corporate objectives, in addition to credit risk. Our investment policy requires that all securities be rated investment grade at the time of purchase. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and, where applicable, the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities. The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

(In millions)	2005	2004	2005		2004

Securities available for sale, at fair value:
Fixed maturities	$21,907	$23,485	$6,134	*	$5,681
Perpetual debentures	3,888	3,580	482		439
Equity securities	61	47	23		30

Total available for sale	25,856	27,112	6,639		6,150

Securities held to maturity, at amortized cost:
Fixed maturities	10,849	10,064	18		16
Perpetual debentures	4,172	4,759	-		-

Total held to maturity	15,021	14,823	18		16

Total investment securities	$40,877	$41,935	$6,657		$6,166

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $100 in 2005; the Parent Company had no investment securities as of December 31, 2004.

     The decrease in investments during 2005 reflected the effect of a weaker yen/dollar exchange rate partially offset by the substantial cash flows in the functional currencies of our operations. See Capital Resources and Liquidity on Page II-35 for additional information.

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

Investment Securities by Type of Issuance

	2005		2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$14,872	$16,540	$15,737	$18,122
Perpetual debentures	203	210	109	120
Equity securities	14	51	15	54

Total publicly issued	15,089	16,801	15,861	18,296

Privately issued securities:
Fixed maturities	21,855	22,441	20,481	21,566
Perpetual debentures	8,224	8,412	8,602	8,823
Equity securities	16	33	19	23

Total privately issued	30,095	30,886	29,102	30,412

Total investment securities	$45,184	$47,687	$44,963	$48,708

     Total privately issued securities accounted for 66.6%, at amortized cost, of total debt securities as of December 31, 2005, compared with 64.7% at December 31, 2004. Privately issued securities held by Aflac Japan at amortized cost accounted for $27.9 billion, or 61.8%, and $27.0 billion, or 60.1%, of total debt securities at December 31, 2005 and 2004, respectively. Reverse-dual currency debt securities accounted for $8.9 billion, or 29.6%, of total privately issued securities as of December 31, 2005, compared with $7.8 billion, or 26.8%, at December 31, 2004. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. All of our securities have ratings from either a nationally recognized statistical rating organization or the SVO of the NAIC. The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2005	2004	2003

AAA	6.1%	9.1%	9.0%
AA	45.5	41.2	18.1
A	42.9	36.7	32.4
BBB	5.5	13.0	40.5

Total	100.0%	100.0%	100.0%

     The distributions of debt securities we own, by credit rating, were as follows:

Composition by Credit Rating

	December 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	4.0%	3.9%	3.5%	3.5%
AA	33.7	34.9	32.7	34.3
A	38.9	38.7	36.2	36.1
BBB	21.1	20.6	25.8	24.6
BB or lower	2.3	1.9	1.8	1.5

Total	100.0%	100.0%	100.0%	100.0%

     The increase in below-investment-grade securities primarily resulted from credit rating downgrades of the securities of two U.S. issuers. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below investment grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and amortized cost. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section on Page II-6. Securities classified as below investment grade as of December 31 were as follows:

Below-Investment-Grade Securities

	2005		2004

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$302	$236	$338	$300
KLM Royal Dutch Airlines	254	227	288	239
Ford Motor Credit	254	209	*	*
Ford Motor Company	123	84	*	*
Toys R Us Japan	**	**	96	108
LeGrand	46	52	46	51
Cooper Tire & Rubber Co.	45	45	*	*
Tennessee Gas Pipeline	31	33	31	33
Ikon Inc.	**	**	8	9

Total	$1,055	$886	$807	$740

*	Investment grade at respective reporting date
**	Sold during 2005

     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer's credit position as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of December 31, 2005, represented .7% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Ford Motor Credit	$254	Baa3	BB+	BB+	Below Investment Grade
Tyco Electronics AMP (AMP Japan)	51	Ba1	BBB+	BBB+	Investment Grade
Union Carbide Corp.	15	B1	BBB-	BBB	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of December 31, 2005.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$29,060	$31,626	66.4%	$2,967	$401
Below-investment-grade securities	1,055	886	1.9	11	180
Held-to-maturity securities:
Investment-grade securities	15,039	15,091	31.7	564	512

Total	$45,154	$47,603	100.0%	$3,542	$1,093

     For a presentation of values and unrealized gains and losses for our investments in debt and equity securities as of December 31, 2005, see Note 3 of the Notes to the Consolidated Financial Statements.

     The following table presents an aging of securities in an unrealized loss position as of December 31, 2005.

Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$7,163	$401	$3,721	$209	$1,895	$58	$1,547	$134
Below-investment-
grade securities	921	180	273	47	111	34	537	99
Held-to-maturity
securities:
Investment-grade
securities	8,008	512	3,578	109	2,351	182	2,079	221

Total	$16,092	$1,093	$7,572	$365	$4,357	$274	$4,163	$454

     The following table presents a distribution of unrealized losses by magnitude as of December 31, 2005.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 36%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$7,163	$401	$7,104	$389	$59	$12
Below-investment-
grade securities	921	180	532	75	389	105
Held-to-maturity securities:
Investment-grade securities	8,008	512	7,839	477	169	35

Total	$16,092	$1,093	$15,475	$941	$617	$152

     The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2005.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Ahold	BB	$302	$236	$66
Ford Motor Credit	BB	254	209	45
CSAV	BBB	203	163	40
Ford Motor Company	BB	123	84	39
Unique Zurich Airport	BBB	313	283	30
Kredietbank	A	230	200	30
Oman	BBB	296	266	30
EFG Euro Bank Ergasias	A	287	258	29
National Bank of Greece	A	254	227	27
KLM Royal Dutch Airlines	N/R*	254	227	27

*Not rated

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Impairment charges were immaterial in each of the years in the three-year period ended December 31, 2005.

     Realized losses on debt securities by investment-grade status were as follows for the year ended December 31, 2005.

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$257	$4
Six months to 12 months	51	4
Over 12 months	121	5
Below-investment-grade securities, length of consecutive unrealized loss:
Six months to 12 months	14	7
Over 12 months	7	4

Total	$450	$24

     As part of our investment activities, we have investments in variable interest entities (VIEs) and qualifying special purpose entities (QSPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $1.3 billion, or 2.6% of total investments and cash, as of December 31, 2005, compared with $3.8 billion, or 7.3%, at December 31, 2004. The decrease, compared with a year ago, was due to the return of cash collateral in early 2005 ($2.6 billion) associated with a higher level of loaned securities at December 31, 2004.

     For additional information concerning investments and fair values, including information on the maturities of our investments in fixed maturities and perpetual debentures presented by segment at amortized cost and fair value, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.6 billion at December 31, 2005, a decrease of $5 million, or .1% over 2004. The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2005	2004

Aflac Japan	$3,624	$3,812
Aflac U.S.	1,966	1,783

     Aflac Japan's deferred policy acquisition costs decreased 4.9% (7.7% increase in yen). The weaker yen at year-end decreased reported deferred policy acquisition costs by $482 million. At December 31, 2005, deferred policy acquisition costs of Aflac U.S. increased 10.3%. The increase in deferred policy acquisition costs was primarily driven by increases in total new annualized premium sales.

Policy Liabilities

     Policy liabilities totaled $42.3 billion at December 31, 2005, a decrease of $1.2 billion, or 2.8% over 2004. The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2005	2004

Aflac Japan	$37,556	$39,356
Aflac U.S.	4,771	4,198

     Aflac Japan's policy liabilities decreased 4.6% (8.1% increase in yen). The weaker yen at year-end decreased reported policy liabilities by $5.0 billion. At December 31, 2005, policy liabilities of Aflac U.S. increased 13.7%. The increase in policy liabilities is the result of the growth and aging of our in-force business.

Notes Payable

     The Parent Company has issued yen-denominated Samurai notes in Japan. In June 2001, we issued 40 billion yen (approximately $333 million); in July 2002, we issued 30 billion yen (approximately $254 million); and in July 2005, we issued 40 billion yen (approximately $360 million). Each of these issuances has a five-year maturity. Proceeds were used for various corporate purposes. In October 2005, we used 30 billion yen of the July 2005 Samurai proceeds to pay in full the 1.55% Samurai notes issued in 2000.

     In April 1999, the Parent Company issued $450 million of senior notes with a 10-year maturity. Proceeds were used for various corporate purposes. We entered into cross-currency swaps that effectively convert the dollar-denominated principal and interest of these notes into yen-denominated obligations. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information on the cross-currency swaps.

     The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 18.8% as of December 31, 2005, compared with 21.7% a year ago.

Off-Balance Sheet Arrangements

     As of December 31, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Benefit Plans

     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 11 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Fund

     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. In 2002, the members of the Life Insurance Policyholder Protection Corporation (LIPPC) approved the Financial Services Agency's proposal, which required the industry to contribute additional funds to the policyholder protection fund. In 2005, legislation was enacted extending the LIPPC framework, which included government fiscal measures supporting the LIPPC through March 2009. These new measures do not contemplate additional industry assessments through March 2009 absent an event requiring LIPPC funds. The likelihood and timing of future assessments, if any, cannot be determined at this time.

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS No. 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At December 31, 2005, and 2004, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 92.3 billion yen and 76.6 billion yen, respectively. In 2005, we chose not to increase our hedge for the increase in our yen-denominated net asset position.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $526 million in 2005, compared with $643 million in 2004 and $408 million in 2003. During 2005, Aflac paid $73 million to the Parent Company for management fees, compared with $33 million in 2004 and $37 million in 2003. The increase in management fees in 2005 resulted from the previously discussed change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In 2003, we filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen of Samurai notes in Japan. In July 2005, we issued 40 billion yen (approximately $360 million) of these securities with a coupon of .71% and a five-year maturity. These securities are not available to U.S. persons or entities. The remaining 60 billion yen of the 2003 Shelf Registration Statement expired in December 2005. As a result, in February 2006 we filed a new Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $847 million using the December 31, 2005, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available.

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

     The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2005. We translated our yen-denominated obligations using the December 31, 2005, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

			Less
	Total	Total	Than	One to	Four to	After
(In millions)	Liability*	Payments	One Year	Three Years	Five Years	Five Years

Future policy benefits liability	$37,853	$193,313	$5,990	$11,836	$11,873	$163,614
Unpaid policy claims liability	2,504	2,504	1,930	361	123	90
Long-term debt - principal	1,382	1,382	339	254	789	-
Long-term debt - interest	3	41	14	21	6	-
Policyholder protection fund	203	203	26	53	50	74
Operating service agreements	-	239	19	51	52	117
Operating lease obligations	-	140	35	30	21	54
Capitalized lease obligations	13	13	6	6	1	-

Total contractual obligations	$41,958	$197,835	$8,359	$12,612	$12,915	$163,949

*Liability amounts are those reported on the consolidated balance sheet as of December 31, 2005.

     The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2005. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $37.9 billion at December 31, 2005, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

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

Consolidated Cash Flows by Activity

(In millions)	2005	2004	2003

Operating activities	$4,433	$4,486	$3,389
Investing activities	(6,692)	(1,418)	(3,500)
Financing activities	(196)	(313)	(298)
Exchange effect on cash and cash equivalents	(61)	6	82

Net change in cash and cash equivalents	$(2,516)	$2,761	$(327)

Operating Activities

     In 2005 consolidated cash flow from operations decreased 1.4% to $4.4 billion, compared with $4.5 billion in 2004 and $3.4 billion in 2003. The following table summarizes operating cash flows by source for the years ended December 31.

Cash Provided by Operating Activities

(In millions)	2005	2004	2003

Aflac Japan	$3,691	$3,670	$2,726
Aflac U.S. and Other Operations	742	816	663

     The increase in Aflac Japan cash flows in 2004 was primarily attributable to the growth of our business, lower cash surrender values as a result of improved policy persistency, and the stronger yen.

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

Cash Provided (Used) by Investing Activities

(In millions)	2005	2004	2003

Aflac Japan	$(3,574)	$(3,692)	$(3,128)
Aflac U.S. and Other Operations	(3,118)	2,274	(372)

     Cash flows for Aflac U.S. and Other Operations were impacted by the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were 11% of the annual average investment portfolio of debt securities available for sale during the year ended December 31, 2005, compared with 5% in 2004 and 7% in 2003. The increase in dispositions before maturity primarily resulted from the bond swaps we executed in the third and fourth quarters of 2005.

Financing Activities

     Consolidated cash used by financing activities was $196 million in 2005, $313 million in 2004 and $298 million in 2003. In 2005, we received net proceeds of $360 million in connection with the issuance of Samurai notes due in 2010 and paid in full the 2000 Samurai notes at their maturity. Cash provided by investment-type contracts increased to $257 million in 2005, compared with $220 million in 2004 and $159 million in 2003.

     The following table presents a summary of treasury stock activity during the years ended December 31.

(In millions)	2005	2004	2003

Treasury stock purchases	$438	$392	$343

Shares purchased	10	10	10

Stock issued from treasury	$50	$39	$33

Shares issued	4	3	3

     The 2005 dividend of $.44 per share increased 15.8% over 2004. The 2004 dividend of $.38 per share increased 26.7% over 2003. Dividend payments by year were as follows:

(In millions)	2005	2004	2003

Dividends paid in cash	$209	$182	$146
Dividends through issuance of treasury shares	11	10	8

Total dividends to shareholders	$220	$192	$154

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

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. In 2005, expenses allocated to Aflac Japan were $30 million, $26 million in 2004 and $22 million in 2003. During 2005, Aflac Japan also remitted profits of $374 million (41.2 billion yen) to Aflac U.S., compared with $220 million (23.9 billion yen) in 2004 and $385 million (45.6 billion yen) in 2003. Profits remitted in 2004 were lower primarily as a result of realized investment losses recognized in 2003. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements.

Rating Agencies

     Aflac is rated AA by both Standard & Poor's and Fitch Ratings and Aa2 (Excellent) by Moody's for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated's senior debt and Samurai notes are rated A by Standard & Poor's, A+ by Fitch Ratings, and A2 by Moody's.

Other

     In February 2006, the board of directors declared the first quarter cash dividend of $.13 per share. The dividend is payable on March 1, 2006, to shareholders of record at the close of business on February 17, 2006. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of December 31, 2005, approximately 17 million shares were available for purchase under our share repurchase program. In February 2006, the board of directors authorized the purchase of an additional 30 million shares.

     For information regarding commitments and contingent liabilities, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7, of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2005	2004	2003

Revenues:
Premiums, principally supplemental health insurance	$11,990	$11,302	$9,921
Net investment income	2,071	1,957	1,787
Realized investment gains (losses)	262	(12)	(301)
Other income	40	34	40

Total revenues	14,363	13,281	11,447

Benefits and expenses:
Benefits and claims	8,890	8,482	7,529
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	542	519	464
Insurance commissions	1,302	1,252	1,146
Insurance expenses	1,281	1,128	1,006
Interest expense	23	23	22
Other operating expenses	99	104	82

Total acquisition and operating expenses	3,247	3,026	2,720

Total benefits and expenses	12,137	11,508	10,249

Earnings before income taxes	2,226	1,773	1,198

Income tax expense:
Current	499	391	212
Deferred	278	244	218
Release of valuation allowance on deferred tax assets	(34)	(128)	-

Total income taxes	743	507	430

Net earnings	$1,483	$1,266	$768

Net earnings per share:
Basic	$2.96	$2.49	$1.50
Diluted	2.92	2.45	1.47

Common shares used in computing
earnings per share (In thousands):
Basic	500,939	507,333	513,220
Diluted	507,704	516,421	522,138

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2005	2004

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $25,860 in 2005
and $26,138 in 2004)	$28,142	$29,166
Perpetual debentures (amortized cost $4,255 in 2005
and $3,952 in 2004)	4,370	4,019
Equity securities (cost $30 in 2005 and $34 in 2004)	84	77
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $10,839 in 2005 and $10,522 in 2004)	10,867	10,080
Perpetual debentures (fair value $4,252 in 2005
and $4,924 in 2004)	4,172	4,759
Other investments	57	41
Cash and cash equivalents	1,297	3,813

Total investments and cash	48,989	51,955
Receivables, primarily premiums	479	417
Receivables for security transactions	105	1
Accrued investment income	484	495
Deferred policy acquisition costs	5,590	5,595
Property and equipment, at cost less accumulated depreciation	448	515
Other	266	348

Total assets	$56,361	$59,326

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2005	2004

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$37,853	$39,360
Unpaid policy claims	2,504	2,355
Unearned premiums	594	593
Other policyholders' funds	1,378	1,248

Total policy liabilities	42,329	43,556
Notes payable	1,395	1,429
Income taxes	2,577	2,445
Payables for return of cash collateral on loaned securities	622	2,887
Other	1,511	1,433
Commitments and contingent liabilities (Notes 11 and 12)

Total liabilities	48,434	51,750

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 654,522
shares in 2005 and 652,628 shares in 2004	65	65
Additional paid-in capital	791	676
Retained earnings	8,048	6,785
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	77	222
Unrealized gains on investment securities	1,917	2,417
Minimum pension liability adjustment	(37)	(28)
Treasury stock, at average cost	(2,934)	(2,561)

Total shareholders' equity	7,927	7,576

Total liabilities and shareholders' equity	$56,361	$59,326

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2005	2004	2003

Common stock:
Balance, beginning and end of year	$65	$65	$65

Additional paid-in capital:
Balance, beginning of year	676	592	371
Cumulative effect of change in accounting principle	-	-	148
Exercise of stock options, including income tax benefits	54	14	19
Share-based compensation	32	34	27
Gain on treasury stock reissued	29	36	27

Balance, end of year	791	676	592

Retained earnings:
Balance, beginning of year	6,785	5,712	5,244
Cumulative effect of change in accounting principle	-	-	(146)
Net earnings	1,483	1,266	768
Dividends to shareholders ($.44 per share in 2005,
$.38 per share in 2004, and $.30 per share in 2003)	(220)	(193)	(154)

Balance, end of year	8,048	6,785	5,712

Accumulated other comprehensive income:
Balance, beginning of year	2,611	2,493	2,630
Change in unrealized foreign currency translation
gains (losses) during year, net of income taxes	(145)	9	(9)
Change in unrealized gains (losses) on investment
securities during year, net of income taxes	(500)	101	(100)
Minimum pension liability adjustment during year, net
of income taxes	(9)	8	(28)

Balance, end of year	1,957	2,611	2,493

Treasury stock:
Balance, beginning of year	(2,561)	(2,214)	(1,916)
Purchases of treasury stock	(438)	(392)	(343)
Cost of shares issued	65	45	45

Balance, end of year	(2,934)	(2,561)	(2,214)

Total shareholders' equity	$7,927	$7,576	$6,648

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2005	2004	2003

Cash flows from operating activities:
Net earnings	$1,483	$1,266	$768
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	(43)	159	(86)
Increase in deferred policy acquisition costs	(461)	(443)	(408)
Increase in policy liabilities	3,311	3,023	2,641
Change in income tax liabilities	351	347	83
Realized investment (gains) losses	(262)	12	301
Other, net	54	122	90

Net cash provided by operating activities	4,433	4,486	3,389

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	3,465	1,481	1,908
Fixed maturities matured	743	820	1,458
Perpetual debentures sold	35	-	131
Equity securities	-	-	223
Securities held to maturity:
Fixed maturities matured or called	212	1	1
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(5,523)	(3,914)	(5,059)
Perpetual debentures	(710)	(464)	(288)
Equity securities	-	(1)	(3)
Securities held to maturity:
Fixed maturities	(2,661)	(1,468)	(947)
Perpetual debentures	-	(358)	(170)
Cash received as collateral on loaned securities, net	(2,237)	2,512	(727)
Additions to property and equipment, net	(16)	(21)	(21)
Other, net	-	(6)	(6)

Net cash used by investing activities	$(6,692)	$(1,418)	$(3,500)

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31,

(In millions)	2005	2004	2003

Cash flows from financing activities:
Purchases of treasury stock	$(438)	$(392)	$(343)
Proceeds from borrowings	360	-	-
Principal payments under debt obligations	(269)	(12)	(20)
Change in investment-type contracts, net	257	220	159
Dividends paid to shareholders	(209)	(182)	(146)
Treasury stock reissued	50	39	33
Other, net	53	14	19

Net cash used by financing activities	(196)	(313)	(298)

Effect of exchange rate changes on cash
and cash equivalents	(61)	6	82

Net change in cash and cash equivalents	(2,516)	2,761	(327)
Cash and cash equivalents, beginning of year	3,813	1,052	1,379

Cash and cash equivalents, end of year	$1,297	$3,813	$1,052

Supplemental disclosures of cash flow information - See Note 13

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In millions)	2005	2004	2003

Net earnings	$1,483	$1,266	$768

Other comprehensive income (loss) before
income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency
translation gains (losses) during year	44	(24)	(121)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	(538)	143	(604)
Reclassification adjustment for realized (gains)
losses included in net earnings	(262)	12	301
Minimum pension liability adjustment during year	(13)	14	(40)

Total other comprehensive income (loss)
before income taxes	(769)	145	(464)
Income tax expense (benefit) related to items of
other comprehensive income (loss)	(115)	28	(327)

Other comprehensive income (loss)
net of income taxes	(654)	117	(137)

Total comprehensive income	$829	$1,383	$631

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 74% of the Company's total revenues in 2005, 75% in 2004 and 74% in 2003, and 82% of total assets at December 31, 2005, compared with 80% a year ago.

     Basis of Presentation: We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, and liabilities for future policy benefits and unpaid policy claims. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

     The consolidated financial statements include the accounts of the Parent Company, its majority-owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

     Translation of Foreign Currencies: The functional currency of Aflac Japan's insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2005.

     Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars.

     We have designated the yen-denominated Samurai notes issued by the Parent Company and the cross-currency swaps as a hedge of our investment in Aflac Japan (see the section in this note titled, "Derivatives"). Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are included in accumulated other comprehensive income.

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

     Investments: Our debt securities include fixed-maturity securities and perpetual debentures, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that we have the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other debt securities and our equity securities are classified as available for sale and are carried at fair value. If the fair value is higher than the amortized cost for debt securities, or the purchase cost for equity securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss.

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

     We do not consolidate our investments in qualifying special purpose entities (QSPEs), rather we recognize these investments as fixed-maturity or perpetual securities. All of our investments in QSPEs are held in our available-for-sale portfolio.

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

     Our portfolio managers and credit research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating the length of time and the extent to which amortized cost exceeds fair value, the prospects and financial condition of the issuer, and our evaluation for a potential recovery in fair value, among other factors. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment's amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analyses, management believes that a decline in fair value is other than temporary, we adjust the amortized cost of the security and report a realized loss in the consolidated statements of earnings.

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

     Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2005, our only outstanding derivative contracts were cross-currency swaps related to our $450 million senior notes (see Notes 4 and 6).

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

     Treasury Stock: Treasury stock is reflected as a reduction of shareholders' equity at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued. We include any gains and losses in additional paid-in capital when treasury stock is reissued.

     Earnings Per Share: We compute basic earnings per share (EPS) by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period plus the shares representing the dilutive effect of share-based awards.

     New Accounting Pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of share-based awards in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or transactions that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value share-based awards and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application is encouraged. In accordance with the standard's early adoption provisions, we began accounting for share-based awards using the modified-retrospective application method effective January 1, 2005. Prior-year results have been adjusted to reflect the expensing of share-based awards in accordance with this new standard (see Note 9).

     In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. We do not expect the adoption of this staff position to have a material effect on our financial position or results of operations.

     In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We are currently evaluating the impact of this SOP on our accounting for internal replacements.

     Recently, various accounting standard-setting bodies have been active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial position or results of operations.

     Adjustments and Reclassifications: Certain adjustments have been made to prior-year balances and results of operations to reflect the adoption of SFAS 123R. Additionally, certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

2.	BUSINESS SEGMENT AND FOREIGN INFORMATION

     The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell individual supplemental health and life insurance.

     Operating business segments that are not individually reportable are included in the "Other business segments" category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings as presented in this report excludes the following items from net earnings on an after-tax basis: realized investment gains/losses, the impact from SFAS 133, and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the years ended December 31 follows:

(In millions)	2005	2004	2003

Revenues:
Aflac Japan:
Earned premiums:
Cancer life	$5,147	$5,223	$4,864
Other accident and health	2,577	2,220	1,687
Life insurance	1,021	925	775
Net investment income	1,635	1,557	1,421
Other income	31	18	18

Total Aflac Japan	10,411	9,943	8,765

Aflac U.S.:
Earned premiums:
Accident/disability	1,424	1,261	1,085
Cancer expense	982	918	842
Other health	721	649	574
Life insurance	118	107	93
Net investment income	421	396	362
Other income	10	9	9

Total Aflac U.S.	3,676	3,340	2,965

Other business segments	39	33	43

Total business segments	14,126	13,316	11,773
Realized investment gains (losses)	262	(12)	(301)
Japanese pension obligation transfer	-	6	-
Corporate*	74	24	39
Intercompany eliminations	(99)	(53)	(64)

Total revenues	$14,363	$13,281	$11,447

*Includes investment income of $14 in 2005 and $5 in both 2004 and 2003. Also includes a loss of $15 in both 2005 and 2004 and $3 in 2003 related to the impact from SFAS 133.

(In millions)	2005	2004	2003

Pretax earnings:
Aflac Japan	$1,515 *	$1,379 *	$1,122
Aflac U.S.	525	497	445
Other business segments	-	-	-

Total business segments	2,040	1,876	1,567
Interest expense, noninsurance operations	(20)	(20)	(19)
Corporate and eliminations	(41)	(62)	(46)

Pretax operating earnings	1,979	1,794	1,502
Realized investment gains (losses)	262	(12)	(301)
Impact from SFAS 133	(15)	(15)	(3)
Japanese pension obligation transfer	-	6	-

Total earnings before income taxes	$2,226	$1,773	$1,198

Income taxes applicable to pretax operating earnings	$687	$641	$540
Effect of foreign currency translation on
operating earnings	(8)	39	33

*Includes charges of $46 in 2005 and $26 in 2004 related to the write-down of previously capitalized systems development costs for Aflac Japan's administration system.

     Assets as of December 31 were as follows:

(In millions)	2005	2004

Assets:
Aflac Japan	$46,200	$47,556
Aflac U.S.	9,547	11,393
Other business segments	90	85

Total business segments	55,837	59,034
Corporate	9,559	9,288
Intercompany eliminations	(9,035)	(8,996)

Total assets	$56,361	$59,326

     The costs of buildings, furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 45 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are expensed as incurred; expenditures for betterments are capitalized and depreciated. Classes of property and equipment as of December 31 were as follows:

(In millions)	2005	2004	2003

Property and equipment:
Land	$119	$146	$142
Buildings	361	404	392
Equipment	226	225	243

Total property and equipment	706	775	777
Less accumulated depreciation	258	260	259

Net property and equipment	$448	$515	$518

     Depreciation and amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2005	2004	2003

Depreciation expense	$44	$48	$48
Amortization expense	60	38	11

Total depreciation and amortization expense*	$104	$86	$59

*Aflac Japan accounted for $77 in 2005, $60 in 2004, and $33 in 2003.

     The increases in amortization expense in 2005 and 2004 were primarily attributable to the write-down of previously capitalized systems development costs for Aflac Japan's administration system ($46 million before taxes in 2005 and $26 million before taxes in 2004).

     Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings and was as follows for each of the three years ended December 31:

(In millions)	2005	2004	2003

Advertising expense:
Aflac Japan	$87	$70	$64
Aflac U.S.	87	71	62

Total advertising expense	$174	$141	$126

     Receivables consisted primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2005, $192 million, or 40.0% of total receivables, were related to Aflac Japan's operations, compared with $183 million, or 43.9%, at December 31, 2004.

     Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2005	2004

Balance Sheets:
Yen/dollar exchange rate at December 31	118.07	104.21
Yen percent strengthening (weakening)	(11.7)%	2.8%
Exchange effect on total assets (billions)	$(5.7)	$1.2
Exchange effect on total liabilities (billions)	(5.6)	1.2

	2005	2004	2003

Statements of Earnings:
Weighted-average yen/dollar exchange rate	109.88	108.26	115.95
Yen percent strengthening (weakening)	(1.5)%	7.1%	7.9%
Exchange effect on net earnings (millions)	$(16)	$39	$7

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

(In millions)	2005	2004

Aflac Japan net assets	$5,494	$5,383
Aflac Japan dollar-denominated net assets	(3,310)	(3,155)

Aflac Japan yen-denominated net assets	2,184	2,228
Parent Company yen-denominated net liabilities	(1,403)	(1,493)

Consolidated yen-denominated net assets subject to
foreign currency translation fluctuations	$781	$735

     Remittances from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. Information on remittances for each of the years ended December 31 is shown below. See Note 10 for information concerning restrictions on remittances from Aflac Japan.

(In millions)	2005	2004	2003

Management fees	$28	$24	$26
Allocated expenses	30	26	22
Remittances of earnings	374	220	385

Total remittances from Aflac Japan	$432	$270	$433

     Policyholder Protection Fund: The total liability accrued for our obligations to the Japanese life insurance policyholder fund was $203 million (23.9 billion yen) at December 31, 2005, compared with $254 million (26.5 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

3.	INVESTMENTS

     The amortized cost for debt securities, cost for equity securities and the fair values of these investments at December 31 are shown in the following table.

	2005

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale,
carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,686	$1,033	$34	$9,685
Municipalities	-	-	-	-
Mortgage- and asset-backed securities	4	-	-	4
Public utilities	1,560	200	24	1,736
Sovereign and supranational	859	75	30	904
Banks/financial institutions	3,433	342	49	3,726
Other corporate	2,952	168	205	2,915

Total yen-denominated	17,494	1,818	342	18,970

Dollar-denominated:
Government	375	5	6	374
Municipalities	76	6	-	82
Mortgage- and asset-backed securities	290	6	5	291
Public utilities	869	113	2	980
Sovereign and supranational	398	83	-	481
Banks/financial institutions	2,825	294	6	3,113
Other corporate	3,533	382	64	3,851

Total dollar-denominated	8,366	889	83	9,172

Total fixed maturities	25,860	2,707	425	28,142

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,571	234	146	3,659
Dollar-denominated:
Banks/financial institutions	684	37	10	711

Total perpetual debentures	4,255	271	156	4,370

Equity securities	30	54	-	84

Total securities available for sale	$30,145	$3,032	$581	$32,596

	2005

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity,
carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage- and asset-backed securities	$44	$-	$-	$44
Public utilities	1,213	28	49	1,192
Sovereign and supranational	2,478	95	53	2,520
Banks/financial institutions	5,152	115	273	4,994
Other corporate	1,962	125	16	2,071

Total yen-denominated	10,849	363	391	10,821

Dollar-denominated:
Government	18	-	-	18

Total dollar-denominated	18	-	-	18

Total fixed maturities	10,867	363	391	10,839

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	4,172	201	121	4,252

Total perpetual debentures	4,172	201	121	4,252

Total securities held to maturity	$15,039	$564	$512	$15,091

	2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale,
carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,572	$1,522	$43	$10,051
Municipalities	3	-	-	3
Mortgage- and asset-backed securities	43	1	-	44
Public utilities	2,427	247	34	2,640
Sovereign and supranational	1,036	104	25	1,115
Banks/financial institutions	3,231	312	37	3,506
Other corporate	3,304	199	144	3,359

Total yen-denominated	18,616	2,385	283	20,718

Dollar-denominated:
Government	199	7	1	205
Municipalities	75	7	-	82
Mortgage- and asset-backed securities	259	8	2	265
Public utilities	854	122	1	975
Sovereign and supranational	292	55	-	347
Banks/financial institutions	2,698	319	5	3,012
Other corporate	3,145	424	7	3,562

Total dollar-denominated	7,522	942	16	8,448

Total fixed maturities	26,138	3,327	299	29,166

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,344	181	167	3,358
Dollar-denominated:
Banks/financial institutions	608	53	-	661

Total perpetual debentures	3,952	234	167	4,019

Equity securities	34	43	-	77

Total securities available for sale	$30,124	$3,604	$466	$33,262

	2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity,
carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage- and asset-backed securities	$52	$-	$1	$51
Public utilities	1,186	31	39	1,178
Sovereign and supranational	2,532	159	42	2,649
Banks/financial institutions	3,779	200	81	3,898
Other corporate	2,515	220	4	2,731

Total yen-denominated	10,064	610	167	10,507

Dollar-denominated:
Government	16	-	1	15

Total dollar-denominated	16	-	1	15

Total fixed maturities	10,080	610	168	10,522

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	4,759	288	123	4,924

Total perpetual debentures	4,759	288	123	4,924

Total securities held to maturity	$14,839	$898	$291	$15,446

     The components of net investment income for the years ended December 31 were as follows:

(In millions)	2005	2004	2003

Fixed-maturity securities	$1,693	$1,621	$1,486
Perpetual debentures	378	349	314
Equity securities and other	1	1	2
Short-term investments and cash equivalents	20	7	6

Gross investment income	2,092	1,978	1,808
Less investment expenses	21	21	21

Net investment income	$2,071	$1,957	$1,787

     Investment exposures, which individually exceeded 10% of shareholders' equity as of December 31, were as follows:

	2005			2004

	Credit	Amortized	Fair	Credit	Amortized	Fair
(In millions)	Rating	Cost	Value	Rating	Cost	Value

Japan National Government	AA	$8,178	$9,167	AA	$8,065	$9,536
HSBC**	AA/A	784 *	850	AA/A	883	1,007
Credit Suisse First Boston	*	*	*	A	846	870
The Israel Electric Corporation Ltd.	*	*	*	BBB	809	808
Republic of Tunisia	*	*	*	BBB	796	817

*		Less than 10%
**		For this issuer, we own more than one security with different ratings.

     Privately issued securities held by Aflac Japan at amortized cost accounted for $27.9 billion, or 61.8%, and $27.0 billion, or 60.1%, of total debt securities at December 31, 2005 and 2004, respectively. Total privately issued securities, at amortized cost, accounted for $30.1 billion, or 66.6%, of our total debt securities as of December 31, 2005, compared with $29.1 billion, or 64.7%, at December 31, 2004. Of the total privately issued securities, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $8.9 billion, or 29.6%, and $7.8 billion, or 26.8%, at amortized cost as of December 31, 2005 and 2004, respectively.

     At December 31, 2005, we owned below-investment-grade debt securities in the amount of $1.1 billion at amortized cost ($886 million at fair value), or 2.3% of total debt securities, compared with $807 million at amortized cost ($740 million at fair value), or 1.8% of total debt securities a year ago. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

     As of December 31, 2005, $131 million, at fair value, of Aflac Japan's debt securities had been pledged to Japan's policyholder protection fund. At December 31, 2005, debt securities with a fair value of $13 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

     Information regarding realized and unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2005	2004	2003

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$284	$36	$72
Gross losses from sales	(22)	(54)	(366)
Net gains (losses) from redemptions	(1)	6	8

Total debt securities	261	(12)	(286)

Equity securities:
Gross gains from sales	1	1	19
Gross losses from sales	-	-	(33)
Impairment losses	-	(1)	(1)

Total equity securities	1	-	(15)

Total realized investment gains (losses)	$262	$(12)	$(301)

Changes in unrealized gains (losses):
Debt securities:
Available for sale	$(697)	$216	$(331)
Transferred to held to maturity	(113)	(64)	(16)
Equity securities	11	4	44

Change in unrealized gains (losses)	$(799)	$156	$(303)

     In 2005, we realized pretax gains of $262 million (after-tax $167 million, or $.33 per diluted share) primarily as a result of the execution of bond swaps.

     During the third quarter of 2004, we received an issuer's offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer's offer of $205 million and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased pretax earnings by $12 million (after-tax $5 million, or $.01 per diluted share).

     Realized investment losses in 2003 related primarily to the sale of our investment in Parmalat at a pretax loss of $257 million. We also sold our investment in Levi Strauss in 2003 at a pretax loss of $38 million. These investment losses and other investment transactions in the normal course of business decreased pretax earnings by $301 million (after-tax, $191 million or $.37 per diluted share).

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

     The fair values and unrealized losses for debt and equity securities in a continuous unrealized loss position as of December 31, 2005, were as follows:

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$294	$6	$269	$6	$25	$-
Yen-denominated	1,328	33	1,087	20	241	13
Municipalities:
Dollar-denominated	13	-	11	-	2	-
Mortgage- and asset-
backed securities:
Dollar-denominated	148	5	147	5	1	-
Yen-denominated	31	-	24	-	7	-
Public utilities:
Dollar-denominated	59	1	51	1	8	-
Yen-denominated	970	73	706	45	264	28
Sovereign and
supranational:
Yen-denominated	1,235	83	953	51	282	32
Banks/financial
institutions:
Dollar-denominated	241	6	215	5	26	1
Yen-denominated	4,422	323	3,426	232	996	91
Other corporate:
Dollar-denominated	677	64	640	57	37	7
Yen-denominated	2,090	222	1,471	104	619	118
Perpetual debentures:
Dollar-denominated	189	10	189	10	-	-
Yen-denominated	3,300	267	2,002	91	1,298	176

Total debt securities	14,997	1,093	11,191	627	3,806	466
Equity securities	2	-	1	-	1	-

Total temporarily
impaired securities	$14,999	$1,093	$11,192	$627	$3,807	$466

     The fair values and unrealized losses for debt and equity securities in a continuous unrealized loss position as of December 31, 2004, were as follows:

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$86	$1	$55	$-	$31	$1
Yen-denominated	621	43	556	41	65	2
Municipalities:
Dollar-denominated	12	-	-	-	12	-
Mortgage- and asset-
backed securities:
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

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value displayed above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary and we have the ability and intent to hold until recovery of value.

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2005	2004

Unrealized gains on securities available for sale	$2,452	$3,138
Unamortized unrealized gains on securities transferred to held to maturity	430	544
Deferred income taxes	(965)	(1,265)

Shareholders' equity, unrealized gains on investment securities	$1,917	$2,417

     We attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related investment assets due to the unavailability of acceptable long-duration yen-denominated securities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2005	2004

Yen-denominated debt securities	12	12
Policy benefits and related expenses to be paid in future years	13	13
Premiums to be received in future years on policies in force	10	10

     Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. In spite of the negative investment spreads, overall profit margins in Aflac Japan's aggregate block of business are adequate because of profits that continue to emerge from changes in mix of business and favorable mortality, morbidity, and expenses.

     The contractual maturities of our investments in fixed maturities at December 31, 2005, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$111	$113	$22	$22
Due after one year through five years	2,258	2,571	256	268
Due after five years through 10 years	5,073	6,027	456	518
Due after 10 years	12,604	13,068	4,691	5,163
Mortgage- and asset-backed securities	124	128	165	163

Total fixed maturities available for sale	$20,170	$21,907	$5,590	$6,134

Held to maturity:
Due after one year through five years	$44	$46	$-	$-
Due after five years through 10 years	1,131	1,243	-	-
Due after 10 years	9,630	9,488	18	18
Mortgage- and asset-backed securities	44	44	-	-

Total fixed maturities held to maturity	$10,849	$10,821	$18	$18

     The Parent Company has a portfolio of investment-grade fixed-maturity securities totaling $100 million at amortized cost and fair value, which is not included in the table above.

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

     We own subordinated perpetual debenture securities. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to 300 basis points above market rates, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual debentures at December 31, 2005, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$1	$1	$-	$-
Due after one year through five years	406	445	72	77
Due after five years through 10 years	255	354	95	93
Due after 10 years through 15 years	296	278	-	-
Due after 15 years	2,829	2,810	301	312

Total perpetual debentures
available for sale	$3,787	$3,888	$468	$482

Held to maturity:
Due after one year through five years	$450	$474	$-	$-
Due after five years through 10 years	1,416	1,502	-	-
Due after 10 years through 15 years	596	639	-	-
Due after 15 years	1,710	1,637	-	-

Total perpetual debentures
held to maturity	$4,172	$4,252	$-	$-

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At December 31, 2005, available-for-sale QSPEs totaled $2.2 billion at fair value ($2.3 billion at amortized cost, or 5.0% of total debt securities), compared with $1.4 billion at fair value ($1.4 billion at amortized cost, or 3.0% of total debt securities) at December 31, 2004. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.8 billion at fair value, ($1.9 billion at amortized cost, or 4.2% of total debt securities) at December 31, 2005. We have concluded that we are the primary beneficiary of VIEs totaling $1.6 billion at fair value ($1.7 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $226 million at fair value ($220 million at amortized cost) as of December 31, 2005. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2005 and 2004, we had security loans outstanding with a fair value of $605 million and $2.9 billion, respectively, and we held cash in the amount of $622 million and $2.9 billion, respectively, as collateral for these loaned securities.

     During 2005, we reclassified an investment from held to maturity to available for sale as a result of the issuer's credit rating downgrade. This debt security had an amortized cost of $254 million at the date of transfer.

     During 2004, we reclassified two debt securities from held to maturity to available for sale. The first transfer resulted from the issuer's credit rating downgrade. At the time of transfer, the debt security had an amortized cost of $118 million. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $24 million related to this security. This gain represented the remaining unamortized portion of a $32 million gain established in 2001, when we reclassified this investment from available for sale to held to maturity. The second transfer resulted from the significant deterioration in the issuer's credit worthiness. At the time of transfer, this debt security had an amortized cost of $291 million.

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

4.	FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of the Company's financial instruments as of December 31 were as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$39,009	$38,981	$39,246	$39,688
Perpetual debentures	8,542	8,622	8,778	8,943
Equity securities	84	84	77	77
Liabilities:
Notes payable (excluding capitalized leases)	1,382	1,395	1,409	1,461
Cross-currency swaps	12	12	66	66
Obligation to Japanese policyholder
protection fund	203	203	254	254

     The methods of determining the fair values of our investments in debt and equity securities are described in Note 3. The fair values of notes payable with fixed interest rates were obtained from an independent financial information service. The fair values of our cross-currency swaps are the expected amounts that we would receive or pay to terminate the swaps, taking into account current interest rates, foreign currency rates and the current creditworthiness of the swap counterparties. The fair value of the Japanese policyholder protection fund is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years.

     The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Consequently, such instruments are not included in the above table. The preceding table also excludes liabilities for future policy benefits and unpaid policy claims as these liabilities are not financial instruments as defined by GAAP.

     We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 6). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

     We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders' equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we have been able to reduce our interest expense from 6.5% in dollars to 1.67% in yen. See Note 1 for information on the accounting policy for cross-currency swaps.

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as of December 31 as follows:

(In millions)	2005	2004

Interest rate component	$6	$21
Foreign currency component	(22)	(91)
Accrued interest component	4	4

Total fair value of cross-currency swaps	$(12)	$(66)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the years ended December 31.

(In millions)	2005	2004	2003

Balance, beginning of year	$(91)	$(69)	$(18)
Increase (decrease) in fair value of cross-currency swaps	54	(37)	(54)
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	15	15	3

Balance, end of year	$(22)	$(91)	$(69)

     We are exposed to credit risk in the event of nonperformance by counterparties to these contracts. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings as of December 31:

(In millions)	2005		2004

Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps

AA	$(11)	$375	$(56)	$375
A	(1)	75	(10)	75

Total	$(12)	$450	$(66)	$450

     We have also designated our yen-denominated Samurai notes (see Note 6) as hedges of the foreign currency exposure of our investment in Aflac Japan.

5.	POLICY LIABILITIES

     Our policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 89% and 6% of total policy liabilities at December 31, 2005, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates

	Policy Issue			Year of	In 20
(In millions)	Year	2005	2004	Issue	Years

Health insurance:
Japan:	2005	$31	$-	1.85% - 2.5%	1.85% - 2.5%
	1999 - 2005	3,850	3,154	3.0	3.0
	1997 - 1999	2,314	2,475	3.5	3.5
	1995 - 1996	248	264	4.0	4.0
	1994 - 1996	3,353	3,613	4.5	4.5
	1987 - 1994	15,526	17,065	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	4,003	4,515	6.5 - 6.75	5.5
	1974 - 1979	867	993	7.0	5.0

U.S.:	2005	178	-	5.5	5.5
	1998 - 2004	884	773	7.0	7.0
	1988 - 2004	994	957	8.0	6.0
	1986 - 2004	1,352	1,257	6.0	6.0
	1985 - 1986	26	26	6.5	6.5
	1981 - 1986	223	229	7.0	5.5
	Other	36	36

Life insurance:
Japan:	2001 - 2005	62	40	1.85	1.85
	1999 - 2005	875	740	3.0	3.0
	1997 - 1999	542	572	3.5	3.5
	1994 - 1996	851	916	4.0	4.0
	1985 - 1993	1,548	1,659	5.25 - 5.65	5.25 - 5.65

U.S.:	1956 - 2005	90	76	4.0 - 6.0	4.0 - 6.0

Total		$37,853	$39,360

     The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.8% in 2005, and 4.9% in both 2004 and 2003; and for U.S. policies, 6.4% in 2005, 2004 and 2003.

     Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2005	2004	2003

Unpaid supplemental health claims, beginning of year	$2,230	$2,008	$1,678

Add claims incurred during the year related to:
Current year	5,203	4,886	4,237
Prior years	(401)	(375)	(275)

Total incurred	4,802	4,511	3,962

Less claims paid during the year on claims incurred during:
Current year	3,352	3,270	2,799
Prior years	1,106	1,067	982

Total paid	4,458	4,337	3,781

Effect of foreign exchange rate changes on unpaid claims	(199)	48	149

Unpaid supplemental health claims, end of year	2,375	2,230	2,008
Unpaid life claims, end of year	129	125	107

Total liability for unpaid policy claims	$2,504	$2,355	$2,115

6.	NOTES PAYABLE

     A summary of notes payable as of December 31 follows:

(In millions)	2005	2004

6.50% senior notes due April 2009 (principal amount $450)	$450	$449
Yen-denominated Samurai notes:
1.55% notes paid October 2005 (principal amount 30 billion yen)	-	288
.87% notes due June 2006 (principal amount 40 billion yen)	339	384
.96% notes due June 2007 (principal amount 30 billion yen)	254	288
.71% notes due July 2010 (principal amount 40 billion yen)	339	-
Capitalized lease obligations payable through 2010	13	20

Total notes payable	$1,395	$1,429

     In 2000, 2001 and 2002, the Parent Company issued yen-denominated Samurai notes, each of which had five-year maturities. In July 2005, the Parent Company issued an additional series of yen-denominated Samurai notes totaling 40 billion yen. In October 2005, we used 30 billion yen of the July 2005 Samurai proceeds to pay in full the 1.55% Samurai notes issued in 2000. Each series of Samurai notes may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. residents or entities.

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated 110 billion yen of our yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in Aflac Japan.

     The Shelf Registration Statement we filed with Japanese regulatory authorities in 2003 expired in December 2005. As a result, the Parent Company filed a new Shelf Registration Statement with Japanese regulatory authorities in February 2006 to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities.

     In 1999, we issued $450 million of senior notes. These notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

     The aggregate contractual maturities of notes payable during each of the years after December 31, 2005, are as follows:

		Capitalized	Total
	Long-term	Lease	Notes
(In millions)	Debt	Obligations	Payable

2006	$339	$6	$345
2007	254	4	258
2008	-	2	2
2009	450	1	451
2010	339	-	339

Total	$1,382	$13	$1,395

     We were in compliance with all of the covenants of our notes payable at December 31, 2005. No events of default or defaults occurred during 2005 and 2004.

7.	INCOME TAXES

     The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total

2005:
Current	$485	$14	$499
Deferred	159	119	278
Release of valuation allowance on deferred tax assets	-	(34)	(34)

Total income tax expense	$644	$99	$743

2004:
Current	$357	$34	$391
Deferred	148	96	244
Release of valuation allowance on deferred tax assets	-	(128)	(128)

Total income tax expense	$505	$2	$507

2003:
Current	$184	$28	$212
Deferred	118	100	218

Total income tax expense	$302	$128	$430

     Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2005	2004	2003

Income taxes based on U.S. statutory rates	$779	$632	$429
Utilization of foreign tax credit carryforwards	(20)	(18)	(18)
Release of valuation allowance on deferred tax assets	(34)	(128)	-
Nondeductible expenses	10	6	5
Other, net	8	15	14

Income tax expense	$743	$507	$430

     Total income tax expense for the years ended December 31, was allocated as follows:

(In millions)	2005	2004	2003

Statements of earnings	$743	$507	$430

Other comprehensive income:
Changes in unrealized foreign currency translation gains/losses	188	(32)	(112)
Minimum pension liability adjustment	(2)	5	(12)
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	(206)	61	(313)
Reclassification adjustment for realized
(gains) losses included in net earnings	(95)	(6)	110

Total income tax expense (benefit) allocated to other
comprehensive income	(115)	28	(327)

Additional paid-in capital (exercise of stock options)	(37)	(1)	(1)

Total income taxes	$591	$534	$102

     Changes in unrealized foreign currency translation gains/losses included deferred income tax expense of $122 million in 2005, compared with deferred income tax benefits of $31 million in 2004 and $111 million in 2003.

     The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2005	2004

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,576	$1,654
Unrealized gains on investment securities	876	1,284
Difference in tax basis of investment in Aflac Japan	311	-
Other basis differences in investment securities	132	87
Premiums receivable	128	111
Policy benefit reserves	248	11
Other	1	3

Total deferred income tax liabilities	3,272	3,150

Deferred income tax assets:
Depreciation	99	18
Policyholder protection fund obligation	66	73
Unfunded retirement benefits	45	42
Other accrued expenses	52	61
Tax credit carryforwards	235	183
Policy and contract claims	93	81
Difference in tax basis of investment in Aflac Japan	-	33
Unrealized exchange loss on yen-denominated notes payable	33	91
Capital loss carryforwards	21	114
Deferred compensation	51	50
Other	349	251

Total gross deferred income tax assets	1,044	997
Less valuation allowance	-	34

Total deferred income tax assets	1,044	963

Net deferred income tax liability	2,228	2,187
Current income tax liability	349	258

Total income tax liability	$2,577	$2,445

     A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. In prior years, we established valuation allowances primarily for alternative minimum tax credit and noninsurance loss carryforwards that exceeded projected future offsets. Under U.S. income tax rules, only 35% of noninsurance losses can be offset against life insurance taxable income each year.

     We received regulatory approval for a change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company in 2005. This enabled the Parent Company to fully utilize its tax-basis, non-life operating losses and therefore release the valuation allowance on the associated deferred tax assets, resulting in a benefit of $34 million ($.07 per diluted share) in 2005.

     The American Jobs Creation Act of 2004 eliminated the 90% limitation on the utilization of foreign tax credits. As a result of this tax law change, we recognized a benefit of $128 million ($.25 per diluted share) for the release of the valuation allowance associated with certain deferred tax assets.

     During 2005, the valuation allowance for deferred tax assets decreased by $34 million primarily due to utilization of non-life losses. During 2004, the valuation allowance for deferred tax assets decreased by $113 million primarily due to changes in carryforwards of alternative minimum tax credits as noted above. For current U.S. income tax purposes, alternative minimum tax credit carryforwards of $204 million and foreign tax credit carryforwards of $31 million were available at December 31, 2005.

8.	SHAREHOLDERS' EQUITY

     The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2005	2004	2003

Common stock - issued:
Balance, beginning of year	652,628	651,554	648,618
Exercise of stock options	1,894	1,074	2,936

Balance, end of year	654,522	652,628	651,554

Treasury stock:
Balance, beginning of year	149,020	141,662	134,179
Purchases of treasury stock:
Open market	10,000	10,061	10,188
Other	245	44	215
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,476)	(1,585)	(1,766)
Exercise of stock options	(2,127)	(1,160)	(1,153)
Other	(34)	(2)	(1)

Balance, end of year	155,628	149,020	141,662

Shares outstanding, end of year	498,894	503,608	509,892

     We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. Stock options to purchase approximately 2.5 million shares as of December 31, 2005 were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.1 million in 2004 and .3 million in 2003. The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2005	2004	2003

Average outstanding shares used for
calculating basic EPS	500,939	507,333	513,220
Dilutive effect of share-based awards	6,765	9,088	8,918

Average outstanding shares used for
calculating diluted EPS	507,704	516,421	522,138

     Share Repurchase Program: In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. As of December 31, 2005, approximately 17 million shares were available for purchase under our share repurchase program. In February 2006, the board of directors authorized the purchase of an additional 30 million shares.

     Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
9.	SHARE-BASED TRANSACTIONS

     Long-Term Incentive Plans: The Company has two long-term incentive compensation plans. The first is a stock option plan, which allows grants for both incentive stock options (ISOs) and non-qualifying stock options (NQSOs) to employees and NQSOs to non-employee directors. The options have a term of 10 years and generally vest after three years. The strike price of options granted under this plan is equal to the fair market value at the date of grant. At December 31, 2005, 2.3 million shares were available for future grants under this plan.

     The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, stock appreciation rights, and restricted stock. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2005, the only performance-based awards issued and outstanding were restricted stock awards. Awards granted under this plan during 2004 were not material. At December 31, 2005, approximately 24.6 million shares were available for future grants under this plan.

     Share-based awards granted to U.S.-based grantees are settled upon exercise with authorized but unissued Company stock, while those issued to Japan-based grantees are settled upon exercise with treasury shares.

     We adopted SFAS 123R to account for share-based awards effective January 1, 2005. In accordance with the modified-retrospective application method, we have adjusted previously reported results to reflect the effect of expensing share-based awards. The cumulative adjustment associated with adoption decreased our tax liability $2 million, increased additional paid-in capital $148 million and decreased retained earnings $146 million as of December 31, 2002.

     The following table presents the expense recognized in the following items as a result of applying the provisions of SFAS 123R for the periods ended December 31.

(In millions, except for per-share amounts)	2005	2004	2003

Earnings from continuing operations	$32	$34	$27
Earnings before income taxes	32	34	27
Net earnings	23	33	27

Net earnings per share:
Basic	$.05	$.07	$.05
Diluted	.05	.07	.05

     We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $13.40 for 2005, compared with $10.66 in 2004 and $10.27 in 2003. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2005	2004	2003

Expected volatility	28%	27%	26%
Annual forfeiture rate	.8%	N/A *	N/A *
Expected term (years)	6.6	4.9	6.2
Risk-free interest rate	4.0%	4.0%	4.5%
Dividend yield	1.1%	.9%	.8%

*Not applicable

     The following table summarizes stock option activity.

		Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2002	23,760	$17.64
Granted in 2003	2,324	31.70
Canceled in 2003	(74)	29.14
Exercised in 2003	(4,374)	8.96

Outstanding at December 31, 2003	21,636	20.87
Granted in 2004	2,793	39.80
Canceled in 2004	(58)	31.25
Exercised in 2004	(2,284)	14.84

Outstanding at December 31, 2004	22,087	23.86
Granted in 2005	2,107	41.01
Canceled in 2005	(230)	35.36
Exercised in 2005	(3,983)	14.50

Outstanding at December 31, 2005	19,981	$27.40

(In thousands of shares)	2005	2004	2003

Shares exercisable, end of year	14,603	15,833	15,325

     The following table summarizes information about stock options outstanding at December 31, 2005.

(In thousands of shares)			Options Outstanding			Options Exercisable

				Wgtd.-Avg.	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life (Yrs.)	Price	Exercisable	Price

$7.92	-	$13.31	1,316	1.2	$11.81	1,316	$11.81
13.66	-	15.05	2,205	2.4	14.84	2,205	14.84
15.22	-	22.73	1,792	3.9	21.86	1,792	21.86
22.84	-	23.23	3,143	4.5	23.22	3,143	23.22
23.41	-	29.34	3,492	5.2	26.45	3,492	26.45
29.45	-	31.71	3,075	7.1	31.20	1,111	30.56
31.73	-	40.41	2,290	8.8	38.27	345	37.86
40.42	-	49.15	2,668	8.6	41.63	1,199	40.43

$7.92	-	$49.15	19,981	5.5	$27.40	14,603	$23.85

     As of December 31, 2005, the aggregate intrinsic value of stock options outstanding was $383 million, with a weighted-average remaining term of 5.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $332 million, with a weighted-average remaining term of 4.6 years. The total intrinsic value of stock options exercised during the year ended December 31, 2005, was $114 million, compared with $57 million in 2004 and $102 million in 2003. We received cash from the exercise of stock options in the amount of $49 million in 2005, compared with $32 million in 2004 and $30 million in 2003. The tax benefit realized as a result of stock option exercises was $37 million in 2005. Due to the effect of the valuation allowances in 2004 and 2003, the tax benefit realized from stock option exercises was immaterial (see Note 7).

     The following table summarizes restricted stock activity during the years ended December 31.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value

Restricted stock at December 31, 2003	-	$-
Granted in 2004	2	39.98
Canceled in 2004	-	-
Vested in 2004	-	-

Restricted stock at December 31, 2004	2	39.98
Granted in 2005	274	39.55
Canceled in 2005	(6)	38.75
Vested in 2005	-	-

Restricted stock at December 31, 2005	270	$39.58

     As of December 31, 2005, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $8 million, of which $4 million (151,000 shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested. Awards of two thousand shares of restricted stock were granted in 2004. No restricted stock was granted in 2003.

10.	STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

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

     As determined on a U.S. statutory accounting basis, Aflac's net income was $1.3 billion in 2005, $1.2 billion in 2004, and $742 million in 2003. Capital and surplus was $3.7 billion and $2.8 billion at December 31, 2005 and 2004, respectively.

     Net assets of the insurance subsidiaries aggregated $8.9 billion at December 31, 2005, on a GAAP basis, compared with $8.8 billion a year ago. Aflac Japan accounted for $5.5 billion, or 61.4%, of these net assets, compared with $5.4 billion, or 61.0% at December 31, 2004.

     Reconciliations of Aflac's net assets on a GAAP basis to capital and surplus determined on a U.S. statutory accounting basis as of December 31 were as follows:

(In millions)	2005	2004

Net assets on GAAP basis	$8,916	$8,776
Adjustment of carrying values of investments	(2,825)	(3,634)
Elimination of deferred policy acquisition costs	(5,499)	(5,517)
Adjustment to policy liabilities	1,194	1,172
Adjustment to deferred income taxes	2,546	2,512
Other, net	(627)	(514)

Capital and surplus on U.S. statutory accounting basis	$3,705	$2,795

     Capital and surplus (unaudited) of Aflac Japan, based on Japanese statutory accounting practices, aggregated $2.8 billion at December 31, 2005, and $2.9 billion at December 31, 2004. Japanese statutory accounting practices differ in many respects from U.S. GAAP. Under Japanese statutory accounting practices, premium income is recognized on a cash basis, policy acquisition costs are charged off immediately, policy benefit and claim reserving methods and assumptions are different, policyholder protection fund obligations are not accrued, and deferred income tax liabilities are recognized on a different basis.

     The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2006 in excess of $1.2 billion would require such approval. Dividends declared by Aflac during 2005 were $526 million.

     A portion of Aflac Japan earnings, as determined on a Japanese statutory accounting basis, can be remitted each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit remittances to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's dollar-denominated investments into yen. Profits remitted by Aflac Japan to Aflac U.S. were as follows for the years ended December 31:

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2005	2004	2003	2005	2004	2003

Profit repatriation	$374	$220	$385	41.2	23.9	45.6

     The 2004 profit repatriation was lower due to the impact on Japanese regulatory earnings from the Parmalat loss that was realized in the fourth quarter of 2003 and our decision to leave capital in Japan in order to maintain a strong solvency margin.
11.	BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. At December 31, 2005, other liabilities included a liability for both plans in the amount of $65 million, compared with $60 million a year ago. The under-funded status of the plans was primarily attributable to steadily increasing pension benefit obligations. We plan to make contributions of $20 million to both the Japanese and U.S. plans in 2006 to continue to improve their funded status.

     The valuation date for our U.S. plan is September 30 and December 31 for our Japanese plan. Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2005		2004

(In millions)	Japan	U.S.	Japan	U.S.

Projected benefit obligation:
Benefit obligation, beginning of year	$112	$131	$97	$111
Service cost	9	7	5	5
Interest cost	3	8	2	7
Plan amendments	(5)	-	-	-
Actuarial loss (gain)	1	18	5	10
Benefits paid	(2)	(2)	(2)	(2)
Effect of foreign exchange rate changes	(14)	-	5	-

Benefit obligation, end of year	104	162	112	131

Plan assets:
Fair value of plan assets, beginning of year	39	70	31	52
Actual return on plan assets	5	7	2	3
Employer contribution	10	20	6	17
Benefits paid	(2)	(2)	(2)	(2)
Effect of foreign exchange rate changes	(5)	-	2	-

Fair value of plan assets, end of year	47	95	39	70

Funded status	(57)	(67)	(73)	(61)
Unrecognized net actuarial loss (gain)	40	68	50	54
Unrecognized transition obligation (asset)	2	-	3	-
Unrecognized prior service cost	(4)	2	1	1
Adjustment for minimum pension liability	(21)	(28)	(12)	(23)

Liability for accrued benefit cost	$(40)	$(25)	$(31)	$(29)

Accumulated benefit obligation	$87	$120	$73	$99

     The composition of plan assets as of December 31 was as follows:

	2005		2004

	Japan	U.S.	Japan	U.S.

Equity securities	39%	56%	38%	47%
Fixed-income securities	61	18	62	24
Cash and cash equivalents	-	26	-	29

Total	100%	100%	100%	100%

     Equity securities held by our U.S. plan included $3 million (3% of plan assets) of Aflac Incorporated common stock at December 31, 2005, compared with $2 million (3% of plan assets) at December 31, 2004. Target asset allocations for U.S. plan assets are 55% to 60% equity securities, 35% to 40% fixed-income securities and 5% to 10% cash and cash equivalents. Target asset allocations for Japanese plan assets are 34% equity securities and 66% fixed-income securities. As discussed below, the investment strategy of our pension plans are long-term in nature. Cash and cash equivalents exceeded the target allocations for the U.S. plan in 2005 and 2004 primarily as a result of third quarter employer contributions of $20 million in 2005 and $15 million in 2004.

     The investment objective of our U.S. and Japanese plans is to preserve the purchasing power of the plan's assets and earn a reasonable inflation adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering investment security quality, type and concentration. For our U.S. plan, these policies prohibit investments in derivatives, precious metals, limited partnerships, real estate, venture capital, futures contracts, and foreign securities. We are also prohibited from trading on margin. For our Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities.

     We monitor the U.S. plan's performance over a three- to five-year period utilizing shorter time frame performance measures to identify trends. We review investment performance and compliance with stated investment policies and practices on a quarterly basis. The specific three- to five-year investment objectives for the U.S. pension plan are to earn a total rate of return on equity securities that exceeds the rate of return for the Standard & Poor's 500 stock index and to earn a total rate of return on fixed-income securities that exceeds the Merrill Lynch one- to 10-year investment grade government/corporate bond index. We monitor the Japanese plan's performance and compliance with stated investment policies and practices on a quarterly basis.

     Expected future benefit payments for the U.S. and Japanese plans are as follows:

(In millions)	Japan	U.S.

2006	$3	$3
2007	3	3
2008	3	4
2009	3	4
2010	3	4
2011 - 2015	21	29

     Prior to 2004, our Japanese pension plan had two distinct components: the corporate portion and the substitutional portion. The corporate portion, which the Company still maintains, is based on a plan established by Aflac Japan. The substitutional portion, which was transferred to the Japanese government in 2004, is based on the pay-related part of old-age pension benefits prescribed by the Japan Welfare Pension Insurance Law. In connection with the transfer, we recognized a pretax gain of $6 million (after-tax, $3 million, or $.01 per diluted share) in the first quarter of 2004. This gain was composed of a settlement loss and related increase in the accrued pension liability in the amount of $17 million for the release of unrecognized losses related to the substitutional plan; a reduction in pension expense and related adjustment to the accrued pension liability in the amount of $15 million for the release of the accrued pension cost related to the substitutional plan; and a subsidy from the Japanese government in the amount of $9 million (other income) in connection with the completion of the transfer process.

     The components of retirement expense and actuarial assumptions for the pension plans for the years ended December 31 were as follows:

	2005		2004		2003

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic
benefit cost:
Service cost	$9	$7	$5	$5	$9	$5
Interest cost	3	8	2	7	3	6
Expected return on plan assets	(1)	(6)	(1)	(5)	(1)	(5)
Amortization of net actuarial loss	2	2	4	2	3	1

Net periodic benefit cost	$13	$11	$10	$9	$14	$7

Weighted-average actuarial assumptions
used in the calculations:
Discount rate - net periodic
benefit cost	2.5%	6.0%	2.5%	6.5%	2.5%	6.5%
Discount rate - benefit obligations	2.5	5.5	2.5	6.0	2.5	6.5
Expected long-term return on
plan assets	2.5	8.0	2.5	9.0	2.5	9.0
Rate of compensation increase	N/A *	4.0	3.5	4.0	3.5	4.0

*Not applicable

     During 2005, the Japanese plan was amended. Subsequent to amendment, participant salary and future salary increases will no longer be a factor in determining pension benefit cost or the related pension benefit obligation and accumulated benefit obligation.

     We base the long-term rate of return on U.S. plan assets on the historical rates of return over the last 15 years and the expectation of similar returns over the long-term investment goals and objectives of U.S. plan assets. We base the long-term rate of return on the Japanese plan assets on the historical rates of return over the last 10 years.

     In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $23 million in 2005, $35 million in 2004, and $21 million in 2003. The accrued retirement liability for the unfunded supplemental retirement plans was $224 million at December 31, 2005, compared with $223 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.

     Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $37 million in 2005, $35 million in 2004, and $32 million in 2003.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

     We lease office space and equipment under various agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2005, were as follows:

(In millions)

2006	$35
2007	17
2008	13
2009	11
2010	10
Thereafter	54

Total future minimum lease payments	$140

     In 2005, we announced a multi-year building project for additional office space in Columbus, Georgia. The initial phase is to be completed in 2007 and is expected to cost between $23 million and $25 million.

     We have entered into an outsourcing agreement with IBM to provide mainframe computer operations and support for our Japanese operations. The agreement has a term of 10 years with an aggregate cost of 28.2 billion yen ($239 million using the December 31, 2005, exchange rate).

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

13.	SUPPLEMENTARY INFORMATION

	2005	2004	2003

Supplemental disclosures of cash
flow information (In millions):
Income taxes paid	$360	$160	$333
Interest paid	21	22	18
Impairment losses included in realized
investment losses	-	1	1
Noncash financing activities:
Capitalized lease obligations	4	6	14
Treasury shares issued to AFL Stock Plan for:
Associates stock bonus	33	32	31
Shareholder dividend reinvestment	11	10	8

Policy acquisition costs deferred
during the year (In millions)	$1,002	$962	$874
Commissions deferred as a percentage of
total acquisition costs deferred	76%	78%	76%
Personnel, compensation and benefits as a
percentage of insurance expenses	41	43	46

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aflac Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective January 1, 2005.

Atlanta, Georgia
February 28, 2006

Unaudited Consolidated Quarterly Financial Data

     In management's opinion, this quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)

Three months ended,	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Premium income	$3,041	$3,020	$2,997	$2,931
Net investment income	514	518	522	517
Realized investment gains (losses)	3	11	140	108
Other income (loss)	1	18	10	11

Total revenues	3,559	3,567	3,669	3,567
Total benefits and expenses	3,053	3,051	3,024	3,008

Earnings before income taxes	506	516	645	559
Total income tax	178	180	190	195

Net earnings	$328	$336	$455	$364

Net earnings per basic share	$.65	$.67	$.91	$.73
Net earnings per diluted share	.64	.66	.90	.72

Three months ended,	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Premium income	$2,773	$2,768	$2,822	$2,939
Net investment income	474	484	491	509
Realized investment gains (losses)	6	(5)	(8)	(4)
Other income (loss)	27	(14)	16	4

Total revenues	3,280	3,233	3,321	3,448
Total benefits and expenses	2,814	2,820	2,870	3,006

Earnings before income taxes	466	413	451	442
Total income tax	162	155	158	32

Net earnings	$304	$258	$293	$410

Net earnings per basic share	$.60	$.51	$.58	$.81
Net earnings per diluted share	.59	.50	.57	.80

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2005 and 2004.

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

Internal Control Over Financial Reporting

     (a)  Management's Annual Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

     KPMG LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report, which is included herein.

     (b)  Attestation Report of the Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Aflac Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Aflac Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective January 1, 2005.

Atlanta, Georgia
February 28, 2006

     (c)  Changes in Internal Controls Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     Not applicable.

PART III

     Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 17, 2006, pursuant to Regulation 14A under the Exchange Act.

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Executive Officers - see Part I, Item 1 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; Audit Committee; Audit Committee Report; The Corporate Governance Committee; Code of Ethics	3 - 10

ITEM 11.	EXECUTIVE COMPENSATION.

Directors' Compensation; Compensation Committee Report; Summary Compensation Table; Stock Performance Graph; Retirement Plans for Key Executives; Defined Benefit Pension Plan; Employment Agreements and Termination of Employment Arrangements; Option Grants in 2005; Aggregated Option Exercises in 2005 and Option Values as of December 31, 2005; Compensation Committee Interlocks and Insider Participation

11 - 23

III-1

		Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)	Refer to Printed Proxy Statement Pages

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	Voting Securities and Principal Holders Thereof; 1. Election of Directors; Equity Compensation Plan Information; Certain Executive Officers	2-6 , 25

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	Certain Transactions and Relationships	23 - 24

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	2. Ratification of Appointment of Independent Registered Public Accounting Firm	25

III-2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	FINANCIAL STATEMENTS			Page(s)

Included in Part II, Item 8, of this report:
Aflac Incorporated and Subsidiaries:
		Consolidated Statements of Earnings for each of the years in the			II-41
three-year period ended December 31, 2005
		Consolidated Balance Sheets as of December 31, 2005 and 2004			II-42 to II-43
		Consolidated Statements of Shareholders' Equity for each of the			II-44
years in the three-year period ended December 31, 2005
		Consolidated Statements of Cash Flows for each of the years			II-45 to II-46
in the three-year period ended December 31, 2005
		Consolidated Statements of Comprehensive Income for each			II-47
of the years in the three-year period ended December 31, 2005
		Notes to the Consolidated Financial Statements			II-48 to II-86
		Report of Independent Registered Public Accounting Firm			II-87
		Unaudited Consolidated Quarterly Financial Data			II-88

	2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules			IV-6
		Schedule II	-	Condensed Financial Information of Registrant	IV-7 to IV-12
as of December 31, 2005 and 2004, and for each
of the years in the three-year period ended
December 31, 2005
		Schedule III	-	Supplementary Insurance Information as of December 31,	IV-13
2005 and 2004, and for each of the years in the
three-year period ended December 31, 2005
		Schedule IV	-	Reinsurance for each of the years in the	IV-14
three-year period ended December 31, 2005

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

10.28	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29	*	-	Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997, incorporated by reference from 2004 Form 10-K, Exhibit 10.29 (File No. 001-07434).
10.30	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4), dated December 29, 2005.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.

23.0	-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1	-	Certification of CEO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated February 28, 2006, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

(b)	EXHIBITS FILED WITH 2005 FORM 10-K

	10.30	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4), dated December 29, 2005.
	11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
	12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	21.0		-	Subsidiaries.
	23.0		-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
			-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
	31.1		-	Certification of CEO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2		-	Certification of CFO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32.0		-	Certification of CEO and CFO dated February 28, 2006, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

(c)	FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULES

The shareholders and board of directors of Aflac Incorporated:

Under date of February 28, 2006, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2005, and 2004, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
February 28, 2006

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,

(In millions)	2005	2004	2003

Revenues:
Dividends from subsidiaries*	$528	$650	$412
Management and service fees from subsidiaries*	73	33	37
Investment income	14	5	4
Interest from subsidiaries*	5	5	6
Realized investment losses	-	1	-
Change in fair value of the interest rate component
of the cross-currency swaps	(15)	(15)	(3)
Other income (loss)	2	1	-

Total revenues	607	680	456

Operating expenses:
Interest expense	20	20	19
Other operating expenses	57	67	51

Total operating expenses	77	87	70

Earnings before income taxes and equity in
undistributed earnings of subsidiaries	530	593	386
Income tax expense (benefit):
Current	2	1	10
Deferred	(40)	(2)	(3)

Total income taxes	(38)	(1)	7

Earnings before equity in undistributed
earnings of subsidiaries	568	594	379
Equity in undistributed earnings of subsidiaries*	915	672	389

Net earnings	$1,483	$1,266	$768

*Eliminated in consolidation
Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Registered Public Accounting Firm Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,

(In millions, except for share and per-share amounts)	2005	2004

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value
(amortized cost $100 in 2005)	$100	$-
Investments in subsidiaries*	8,970	8,827
Other investments	16	21
Cash and cash equivalents	397	262

Total investments and cash	9,483	9,110
Due from subsidiaries*	72	172
Other assets	55	61

Total assets	$9,610	$9,343

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,381	$1,409
Employee benefit plans	162	153
Income taxes	35	49
Other liabilities	105	156

Total liabilities	1,683	1,767

Shareholders' Equity:
Common stock of $.10 par value. In thousands:
Authorized 1,000,000 shares; issued 654,522 shares in
2005 and 652,628 shares in 2004	65	65
Additional paid-in capital	791	676
Retained earnings	8,048	6,785
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	77	222
Unrealized gains on investment securities	1,917	2,417
Minimum pension liability adjustment	(37)	(28)
Treasury stock, at average cost	(2,934)	(2,561)

Total shareholders' equity	7,927	7,576

Total liabilities and shareholders' equity	$9,610	$9,343

*Eliminated in consolidation
Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Registered Public Accounting Firm Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,

(In millions)	2005	2004	2003

Cash flows from operating activities:
Net earnings	$1,483	$1,266	$768
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(915)	(672)	(389)
Other, net	3	25	(5)

Net cash provided by operating activities	571	619	374

Cash flows from investing activities:
Fixed maturity securities sold	-	39	169
Fixed maturity securities purchased	(100)	-	-
Other investments sold (purchased)	1	(2)	(10)
Other, net	1	-	-

Net cash provided (used) by investing activities	(98)	37	159

Cash flows from financing activities:
Purchases of treasury stock	(438)	(392)	(343)
Proceeds from borrowings	360	-	-
Principal payments under debt obligations	(261)	-	-
Dividends paid to shareholders	(209)	(182)	(146)
Net change in amount due to/from subsidiaries*	100	(92)	1
Treasury stock reissued	83	71	64
Proceeds from exercise of stock options	17	14	19
Other, net	10	(16)	(1)

Net cash used by financing activities	(338)	(597)	(406)

Net change in cash and cash equivalents	135	59	127
Cash and cash equivalents, beginning of year	262	203	76

Cash and cash equivalents, end of year	$397	$262	$203

*Eliminated in consolidation
Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Registered Public Accounting Firm Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income

	Years ended December 31,

(In millions)	2005	2004	2003

Net earnings	$1,483	$1,266	$768

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during year - parent only	18	(50)	(153)
Equity in change in unrealized foreign currency
translation gains (losses) of subsidiaries during year	26	26	32
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during
the year - parent only	1	-	-
Equity in unrealized gains (losses) on investment
securities held by subsidiaries	(539)	143	(604)
Equity in reclassification adjustment for realized
(gains) losses of subsidiaries included in net earnings	(262)	12	301
Minimum pension liability adjustment during year	(13)	14	(40)

Other comprehensive income (loss) before income taxes	(769)	145	(464)
Income tax expense (benefit) related to items of other
comprehensive income	(115)	28	(327)

Other comprehensive income (loss)	(654)	117	(137)

Total comprehensive income	$829	$1,383	$631

Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Independent Registered Public Accounting Firm Report.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8 of this report.

(A)  Notes Payable

     A summary of notes payable as of December 31 follows:

(In millions)	2005	2004

6.50% senior notes due April 2009 (principal amount $450)	$450	$449
Yen-denominated Samurai notes:
1.55% notes paid October 2005 (principal amount 30 billion yen)	-	288
.87% notes due June 2006 (principal amount 40 billion yen)	339	384
.96% notes due June 2007 (principal amount 30 billion yen)	254	288
.71% notes due July 2010 (principal amount 40 billion yen)	339	-

Total notes payable	$1,382	$1,409

     The aggregate contractual maturities of the notes payable for each of the five years after December 31, 2005, are as follows:

(In millions)

2006	$339
2007	254
2008	-
2009	450
2010	339

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

(D)  Dividend Restrictions

     See Note 10 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E)  Adjustments and Reclassifications

     Certain adjustments have been made to prior-year balances and results of operations to reflect the adoption of SFAS 123R. Additionally, certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

(F)  Supplemental Disclosures of Cash Flow Information

(In millions)	2005	2004	2003

Interest paid	$20	$19	$17
Noncash financing activities:
Treasury shares issued to AFL Stock Plan	11	10	8

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds

2005:
Aflac Japan	$3,624	$35,727	$491	$1,338
Aflac U.S.	1,966	4,628	104	40
All other	-	2	-	-

Total	$5,590	$40,357	$594	$1,378

2004:
Aflac Japan	$3,812	$37,651	$491	$1,214
Aflac U.S.	1,783	4,062	102	33
All other	-	1	-	-

Total	$5,595	$41,715	$593	$1,248

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses*	Premiums Written

2005:
Aflac Japan	$8,745	$1,635	$6,898	$284	$1,715	$8,854
Aflac U.S.	3,245	421	1,991	258	902	3,250
All other	-	14	-	-	88	-

Total	$11,990	$2,071	$8,890	$542	$2,705	$12,104

2004:
Aflac Japan	$8,368	$1,557	$6,679	$274	$1,611	$8,456
Aflac U.S.	2,935	396	1,803	245	795	2,941
All other	-	5	-	-	100	-

Total	$11,302	$1,957	$8,482	$519	$2,506	$11,397

2003:
Aflac Japan	$7,326	$1,421	$5,943	$255	$1,445	$7,369
Aflac U.S.	2,595	362	1,586	209	725	2,603
All other	-	4	-	-	86	-

Total	$9,921	$1,787	$7,529	$464	$2,256	$9,972

*Prior-year amounts have been adjusted for adoption of SFAS 123R on January 1, 2005.
See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV
REINSURANCE

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

2005:
Life insurance in force	$80,610	$2,263	$-	$78,347	-%

Premiums:
Health insurance	$10,851	$-	$-	$10,851	-%
Life insurance	1,148	9	-	1,139	-

Total earned premiums	$11,999	9	-	$11,990	-%

2004:
Life insurance in force	$80,496	$1,965	$-	$78,531	-%

Premiums:
Health insurance	$10,271	$-	$-	$10,271	-%
Life insurance	1,040	9	-	1,031	-

Total earned premiums	$11,311	$9	$-	$11,302	-%

2003:
Life insurance in force	$69,582	$1,459	$-	$68,123	-%

Premiums:
Health insurance	$9,052	$-	$-	$9,052	-%
Life insurance	876	7	-	869	-

Total earned premiums	$9,928	$7	$-	$9,921	-%

See the accompanying Report of Independent Registered Public Accounting Firm.
Premiums by type may not agree in total to the corresponding consolidated amounts due to rounding.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 28, 2006

(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III	President, Chief Financial Officer,	February 28, 2006

(Kriss Cloninger III)	Treasurer and Director

/s/ Ralph A. Rogers Jr.	Senior Vice President, Financial	February 28, 2006

(Ralph A. Rogers Jr.)	Services, Chief Accounting Officer

/s/ J. Shelby Amos II	Director	February 28, 2006

(J. Shelby Amos II)

/s/ Michael H. Armacost	Director	February 28, 2006

(Michael H. Armacost)

/s/ Joe Frank Harris	Director	February 28, 2006

(Joe Frank Harris)

/s/ Elizabeth J. Hudson	Director	February 28, 2006

(Elizabeth J. Hudson)

/s/ Kenneth S. Janke Sr.	Director	February 28, 2006

(Kenneth S. Janke Sr.)

/s/ Douglas W. Johnson	Director	February 28, 2006

(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 28, 2006

(Robert B. Johnson)

/s/ Charles B. Knapp	Director	February 28, 2006

(Charles B. Knapp)

/s/ Hidefumi Matsui	Director	February 28, 2006

(Hidefumi Matsui)

/s/ E. Stephen Purdom	Director	February 28, 2006

(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	February 28, 2006

(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	February 28, 2006

(Marvin R. Schuster)

/s/ Tohru Tonoike	Director	February 28, 2006

(Tohru Tonoike)

	Director	February 28, 2006

(David G. Thompson)

/s/ Robert L. Wright	Director	February 28, 2006

(Robert L. Wright)

EXHIBIT INDEX

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from 2003 Form 10-K, Exhibit 3.1 (File No. 001-07434).
10.0	*	-

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

10.28	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29	*	-	Aflac Employment Agreement with Joseph W. Smith, dated December 18, 1997, incorporated by reference from 2004 Form 10-K, Exhibit 10.29 (File No. 001-07434).
10.30	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4), dated December 29, 2005.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.

23.0	-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1	-	Certification of CEO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated February 28, 2006, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

EXHIBITS FILED WITH 2005 FORM 10-K

10.30	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4), dated December 29, 2005.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.
23.0		-

Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-44720 with respect to the Aflac Incorporated (Formerly American Family Corporation) Incentive Stock Option Plan (1982) and Stock Option Plan (1985).

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-01243 with respect to the Aflac Incorporated Amended 1985 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 33-41552 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-69333 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1		-	Certification of CEO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated February 28, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated February 28, 2006, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement