Form 10-Q
period 2006-03-31
AFLAC INC
filed 2006-05-08
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	April 28, 2006

Common Stock, $.10 Par Value	498,627,326 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005

Revenues:
Premiums, principally supplemental health insurance	$3,005	$3,041
Net investment income	524	514
Realized investment gains (losses)	14	3
Other income	16	1

Total revenues	3,559	3,559

Benefits and expenses:
Benefits and claims	2,181	2,266
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	144	137
Insurance commissions	321	333
Insurance expenses	307	287
Interest expense	5	6
Other operating expenses	26	24

Total acquisition and operating expenses	803	787

Total benefits and expenses	2,984	3,053

Earnings before income taxes	575	506
Income taxes	200	178

Net earnings	$375	$328

Net earnings per share:
Basic	$.75	$.65
Diluted	.74	.64

Common shares used in computing earnings per share (In thousands):
Basic	498,037	502,706
Diluted	504,574	509,449

Cash dividends per share	$.13	$.11

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(In millions - Unaudited)	2006	2005

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $26,221 in 2006
and $25,860 in 2005)	$27,710	$28,142
Perpetual debentures (amortized cost $4,272 in 2006
and $4,255 in 2005)	4,255	4,370
Equity securities (cost $17 in 2006 and $30 in 2005)	58	84
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $11,096 in 2006 and $10,839 in 2005)	11,440	10,867
Perpetual debentures (fair value $4,161 in 2006
and $4,252 in 2005)	4,186	4,172
Other investments	61	57
Cash and cash equivalents	1,155	1,297

Total investments and cash	48,865	48,989
Receivables, primarily premiums	402	479
Receivables for security transactions	-	105
Accrued investment income	460	484
Deferred policy acquisition costs	5,706	5,590
Property and equipment, at cost less accumulated depreciation	447	448
Other	256	266

Total assets	$56,136	$56,361

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$38,742	$37,853
Unpaid policy claims	2,555	2,504
Unearned premiums	614	594
Other policyholders' funds	1,447	1,378

Total policy liabilities	43,358	42,329
Notes payable	1,400	1,395
Income taxes	2,132	2,577
Payables for return of cash collateral on loaned securities	467	622
Other	1,203	1,511
Commitments and contingent liabilities (Notes 8 and 9)

Total liabilities	48,560	48,434

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 655,088
shares in 2006 and 654,522 shares in 2005	66	65
Additional paid-in capital	819	791
Retained earnings	8,358	8,048
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	84	77
Unrealized gains on investment securities	1,299	1,917
Minimum pension liability adjustment	(37)	(37)
Treasury stock, at average cost	(3,013)	(2,934)

Total shareholders' equity	7,576	7,927

Total liabilities and shareholders' equity	$56,136	$56,361

Shareholders' equity per share	$15.20	$15.89

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Three Months Ended March 31,
(In millions, except for per-share amounts - Unaudited)	2006	2005

Common stock:
Balance, beginning of period	$65	$65
Exercise of stock options	1	-

Balance, end of period	66	65

Additional paid-in capital:
Balance, beginning of period	791	676
Exercise of stock options, including income tax benefits	13	8
Share-based compensation	7	7
Gain on treasury stock reissued	8	7

Balance, end of period	819	698

Retained earnings:
Balance, beginning of period	8,048	6,785
Net earnings	375	328
Dividends to shareholders ($.13 per share in 2006
and $.11 per share in 2005)	(65)	(55)

Balance, end of period	8,358	7,058

Accumulated other comprehensive income:
Balance, beginning of period	1,957	2,611
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	7	(28)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(618)	32

Balance, end of period	1,346	2,615

Treasury stock:
Balance, beginning of period	(2,934)	(2,561)
Purchases of treasury stock	(98)	(113)
Cost of shares issued	19	14

Balance, end of period	(3,013)	(2,660)

Total shareholders' equity	$7,576	$7,776

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2006	2005

Cash flows from operating activities:
Net earnings	$375	$328
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	97	(6)
Increase in deferred policy acquisition costs	(98)	(103)
Increase in policy liabilities	779	856
Change in income tax liabilities	(111)	17
Realized investment (gains) losses	(14)	(3)
Other, net	(5)	85

Net cash provided by operating activities	1,023	1,174

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	270	174
Fixed maturities matured	81	276
Perpetual debentures sold	1	7
Equity securities and other	30	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(781)	(686)
Perpetual debentures	-	(286)
Securities held to maturity:
Fixed maturities	(526)	(984)
Cash received as collateral on loaned securities, net	(158)	(2,372)
Other, net	(5)	(3)

Net cash used by investing activities	$(1,088)	$(3,874)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2006	2005

Cash flows from financing activities:
Purchases of treasury stock	$(98)	$(113)
Change in investment-type contracts, net	55	54
Dividends paid to shareholders	(62)	(53)
Treasury stock reissued	15	10
Principal payments under debt obligations	(2)	(2)
Other, net	12	8

Net cash used by financing activities	(80)	(96)

Effect of exchange rate changes on cash and cash equivalents	3	(25)

Net change in cash and cash equivalents	(142)	(2,821)
Cash and cash equivalents, beginning of period	1,297	3,813

Cash and cash equivalents, end of period	$1,155	$992

Supplemental disclosures of cash flow information:
Income taxes paid	$329	$162
Interest paid	1	1
Noncash financing activities:
Capitalized lease obligations	2	1
Treasury shares issued for:
Associate stock bonus	7	8
Shareholder dividend reinvestment	3	2
Stock compensation grants	2	1

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions - Unaudited)	2006	2005

Net earnings	$375	$328

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains
(losses) during period	-	17
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(935)	44
Reclassification adjustment for realized (gains) losses
included in net earnings	(14)	(3)

Total other comprehensive income (loss) before income taxes	(949)	58
Income tax expense (benefit) related to items of other
comprehensive income	(338)	53

Other comprehensive income (loss) net of income taxes	(611)	5

Total comprehensive income (loss)	$(236)	$333

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

     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2006, and December 31, 2005, and the consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2006, and 2005. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2005.

     New Accounting Pronouncements: In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). The provisions of SFAS 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Earlier adoption is permitted. SFAS 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS 133 and eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS 140. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In accordance with the standard's early adoption provisions, we adopted the provisions of SFAS 155 on January 1, 2006. The adoption of this standard did not have any impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of share-based awards in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or transactions that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value share-based awards and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application is encouraged. In accordance with the standard's early adoption provisions, we began accounting for share-based awards using the modified-retrospective application method effective January 1, 2005.

     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

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

(In millions)	2006	2005

Revenues:
Aflac Japan:
Earned premiums	$2,139	$2,254
Net investment income	408	411
Other income	6	7

Total Aflac Japan	2,553	2,672

Aflac U.S.:
Earned premiums	866	787
Net investment income	110	102
Other income	4	2

Total Aflac U.S.	980	891

Other business segments	10	9

Total business segment revenues	3,543	3,572
Realized investment gains (losses)	14	3
Corporate*	26	4
Intercompany eliminations	(24)	(20)

Total revenues	$3,559	$3,559

*Includes investment income of $5 in 2006 and $2 in 2005. Also, includes a gain of $3 in 2006 and a loss of $13 in 2005 related to the impact from SFAS 133.

(In millions)	2006	2005

Pretax earnings:
Aflac Japan	$425	$399
Aflac U.S.	147	133
Other business segments	-	1

Total business segments	572	533
Interest expense, noninsurance operations	(4)	(5)
Corporate and eliminations	(10)	(12)

Pretax operating earnings	558	516
Realized investment gains (losses)	14	3
Impact from SFAS 133	3	(13)

Total earnings before income taxes	$575	$506

Income taxes applicable to pretax operating earnings	$194	$181
Effect of foreign currency translation on operating earnings	(22)	5

     Assets were as follows:

	March 31,	December 31,
(In millions)	2006	2005

Assets:
Aflac Japan	$46,101	$46,200
Aflac U.S.	9,491	9,547
Other business segments	92	90

Total business segments	55,684	55,837
Corporate	9,200	9,559
Intercompany eliminations	(8,748)	(9,035)

Total assets	$56,136	$56,361

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended March 31, 2006, we realized pretax investment gains of $14 million (after-tax, $9 million, or $.02 per diluted share) primarily as a result of the execution of bond swaps that took advantage of tax loss carryforwards. For the quarter ended March 31, 2005, we realized pretax gains of $3 million (after-tax, $2 million, or nil per diluted share) as a result of securities sales. Impairment charges were immaterial during the three months ended March 31, 2006 and 2005.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2006	2005

Unrealized gains on securities available for sale	$1,513	$2,452
Unamortized unrealized gains on securities transferred
to held to maturity	420	430
Deferred income taxes	(634)	(965)

Shareholders' equity, net unrealized gains on investment securities	$1,299	$1,917

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At March 31, 2006, available-for-sale QSPEs totaled $2.2 billion at fair value ($2.3 billion at amortized cost, or 4.9% of total debt securities), compared with $2.2 billion at fair value ($2.3 billion at amortized cost, or 5.0% of total debt securities) at December 31, 2005. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.8 billion at fair value ($1.9 billion at amortized cost, or 4.1% of total debt securities) at March 31, 2006. We have concluded that we are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.7 billion at amortized cost) and we have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $219 million at fair value ($221 million at amortized cost) as of March 31, 2006. The notes representing our interests in these VIEs are reported as fixed-maturity securities on the balance sheet. The loss on any of our VIE investments would be limited to its cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities received as collateral and cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2006, we had security loans outstanding with a fair value of $453 million, and we held cash in the amount of $467 million as collateral for these loaned securities. At December 31, 2005, we had security loans outstanding with a fair value of $605 million, and we held cash in the amount of $622 million as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	March 31,	December 31,
(In millions)	2006	2005

Interest rate component	$8	$6
Foreign currency component	(22)	(22)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(4)	$(12)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2006	2005

Balance, beginning of period	$(22)	$(91)
Increase (decrease) in fair value of cross-currency swaps	8	15
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	(8)	7

Balance, end of period	$(22)	$(69)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2006	2005

6.50% senior notes due April 2009 (principal amount $450)	$450	$450
Yen-denominated Samurai notes:
.87% notes due June 2006 (principal amount 40 billion yen)	341	339
.96% notes due June 2007 (principal amount 30 billion yen)	255	254
.71% notes due July 2010 (principal amount 40 billion yen)	341	339
Capitalized lease obligations payable through 2011	13	13

Total notes payable	$1,400	$1,395

     In 2001, 2002, and 2005 the Parent Company issued yen-denominated Samurai notes, each of which had five-year maturities. Each series of Samurai notes may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. residents or entities.

     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated these yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in Aflac Japan.

     The Parent Company filed a Shelf Registration Statement with Japanese regulatory authorities in February 2006 to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities.

     In 1999, we issued $450 million of senior notes. These notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes being redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

     We were in compliance with all of the covenants of our notes payable at March 31, 2006. No events of default or defaults occurred during the three months ended March 31, 2006.

6.  SHAREHOLDERS' EQUITY

     The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31:

(In thousands of shares)	2006	2005

Common stock - issued:
Balance, beginning of period	654,522	652,628
Exercise of stock options	566	486

Balance, end of period	655,088	653,114

Treasury stock:
Balance, beginning of period	155,628	149,020
Purchases of treasury stock:
Open market	2,066	2,942
Other	2	-
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(337)	(382)
Exercise of stock options	(617)	(421)
Other	(85)	(32)

Balance, end of period	156,657	151,127

Shares outstanding, end of period	498,431	501,987

     We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. Stock options to purchase approximately 1.3 million shares as of March 31, 2006, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 3.5 million at March 31, 2005.

     In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of March 31, 2006, approximately 45 million shares were available for purchase under the current share repurchase programs.

7.  SHARE-BASED TRANSACTIONS

     The Company has two long-term incentive compensation plans. The first is a stock option plan, which allows grants for both incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and vest on time-based conditions only. The strike price of options granted under this plan is equal to the fair market value of a share of our common stock at the date of grant. At March 31, 2006, 1.5 million shares were available for future grants under this plan.

     The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2006, the only performance-based awards issued and outstanding were restricted stock awards. At March 31, 2006, approximately 24.3 million shares were available for future grants under this plan.

     Share-based awards granted to U.S.-based grantees are settled upon exercise with authorized but unissued Company stock, while those issued to Japan-based grantees are settled upon exercise with treasury shares. We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. The value of restricted stock awards is based on the fair market value of our common stock at the date of grant.

     We adopted SFAS 123R to account for share-based awards effective January 1, 2005. In accordance with the modified-retrospective application method, we adjusted previously reported results to reflect the effect of expensing share-based awards.

     The following table provides information on stock options outstanding and exercisable.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at March 31, 2006	19,862	$28.77
Exercisable at March 31, 2006	15,469	25.66

     As of March 31, 2006, the aggregate intrinsic value of stock options outstanding was $325 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $299 million, with a weighted-average remaining term of 4.7 years. We received $16 million and $9 million cash from the exercise of stock options during the three-month periods ended March 31, 2006 and 2005, respectively. The tax benefit realized as a result of stock option exercises was $8 million for the first quarter of 2006, compared with $5 million for the first quarter of 2005.

     As of March 31, 2006, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $21 million, of which $11 million (306,732 shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.4 years. There are no other contractual terms covering restricted stock awards once vested.

     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 9 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2005.

8.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three-month periods ended March 31:

	2006		2005

(In millions)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$2	$2	$1	$2
Interest cost	1	2	1	2
Expected return on plan assets	-	(2)	-	(1)
Amortization of net actuarial loss	-	1	-	-

Net periodic benefit cost	$3	$3	$2	$3

     As of March 31, 2006, approximately $3 million (using the March 31, 2006 exchange rate) had been contributed to the Japanese pension plan for the first quarter of 2006. As of March 31, 2006, no contributions had been made to the U.S. pension plan.

     For additional information regarding our Japanese and U.S. pension plans, see Note 11 of the Notes to the Consolidated Financial Statement in our annual report to shareholders for the year ended December 31, 2005.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments: We have employee benefit plans that provide pension and various post-retirement benefits. For additional information regarding our benefit plans, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

     In 2005, we announced a multi-year building project for additional office space in Columbus, Georgia. The initial phase is to be completed in 2007 and is expected to cost between $23 million and $25 million.

     We have entered into an outsourcing agreement with IBM to provide mainframe computer operations and support for our Japanese operations. The agreement has a term of 10 years with an aggregate cost of 28.2 billion yen ($240 million using the March 31, 2006, exchange rate).

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

10.  SUBSEQUENT EVENTS

     During the second quarter of 2006, we realized pretax investment gains of $55 million in connection with the bond swap program that we began in the third quarter of 2005. This gain, in combination with approximately $17 million of pretax investment gains realized in the first quarter of 2006, concludes our bond swap program.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The March 31, 2006, and 2005, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon its review is included on page 20.

KPMG LLP
303 Peachtree Street, N.E.
Suite 2000	Telephone: (404) 222-3000
Atlanta, GA 30308	Telefax: (404) 222-3050

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2006, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective January 1, 2005.

Atlanta, Georgia
May 8, 2006

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2005, to March 31, 2006. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING ESTIMATES

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 85% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2006. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2005.

New Accounting Pronouncements

     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the periods ended March 31.

Items Impacting Net Earnings

	In Millions		Per Diluted Share

	2006	2005	2006	2005

Net earnings	$375	$328	$.74	$.64
Items impacting net earnings, net of tax:
Realized investment gains (losses)	9	2	.02	-
Impact from SFAS 133	2	(9)	-	(.02)

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first quarters of 2006 and 2005 primarily resulted from sales transactions in the normal course of business.

Impact from SFAS 133

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation (see Notes 4 and 5 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the swaps' fair value and their initial contract fair value will be equal, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability and intent to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

     We have also issued yen-denominated Samurai notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-month period ended March 31, 2006; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005, for additional information.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on net earnings was 34.7% for the three-month period ended March 31, 2006, compared with 35.2% for the same period in 2005.

Earnings Guidance

     We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management's control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses, the impact from SFAS 133 and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company's yen-denominated interest expense for a given period in relation to the prior period.

     Subject to the preceding assumptions, our objective for 2006 is to achieve net earnings per diluted share of at least $2.92, an increase of 15.0% over 2005. If we achieve this objective, the following table shows the likely results for 2006 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2006 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Share	Over 2005	on EPS

100.00	$3.07	20.9%	$.15
105.00	2.99	17.7	.07
109.88 **	2.92	15.0	-
115.00	2.86	12.6	(.06)
120.00	2.80	10.2	(.12)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2006 and 2005; and assumes no impact from currency translation in 2006
**	Actual 2005 weighted-average exchange rate

     Our objective for 2007 is to increase net earnings per diluted share by 15% to 16%, on the basis described above.

INSURANCE OPERATIONS

     Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, we are required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. We measure and evaluate our insurance segments' financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from SFAS 133, and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2006	2005

Premium income	$2,139	$2,254
Net investment income	408	411
Other income	6	7

Total operating revenues	2,553	2,672

Benefits and claims	1,659	1,787
Operating expenses:
Amortization of deferred policy acquisition costs	70	73
Insurance commissions	214	234
Insurance and other expenses	185	179

Total operating expenses	469	486
Total benefits and expenses	2,128	2,273

Pretax operating earnings*	$425	$399

Weighted-average yen/dollar exchange rates	116.90	104.50

	In Dollars		In Yen

Percentage changes over previous period:	2006	2005	2006	2005

Premium income	(5.1)%	9.3%	6.2%	6.5%
Net investment income	(.6)	9.3	11.2	6.4
Total operating revenues	(4.4)	9.4	6.9	6.6
Pretax operating earnings*	6.6	17.6	19.2	14.5

Ratios to total revenues, in dollars:	2006	2005

Benefits and claims	65.0%	66.9%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.7
Insurance commissions	8.4	8.8
Insurance and other expenses	7.2	6.7

Total operating expenses	18.3	18.2
Pretax operating earnings*	16.7	14.9

*See page 25 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 6.7% to 1.04 trillion yen in the first quarter of 2006, compared with 978.1 billion yen a year ago, and reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.9 billion in 2006 and $9.1 billion in 2005.

     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. The operating expense ratio increased slightly in the first quarter. However, we expect the operating expense ratio to be relatively stable for the year in relation to 2005. Due to improvement in the benefit ratio, the pretax operating profit margin expanded from 14.9% to 16.7%. We expect a modest expansion in the profit margin in 2006 and 2007.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan's investment income in the first three months of 2006, compared with 30% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, as it did in the first quarter of 2006, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Prior Year
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**

	2006	2005	2006	2005

Net investment income	11.2%	6.4%	6.8%	7.3%
Total operating revenues	6.9	6.6	6.2	6.7
Pretax operating earnings*	19.2	14.5	15.3	15.4

*	See page 25 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

Aflac Japan Sales

     Aflac Japan's total new annualized premium sales in yen declined 1.3% in the first quarter. As discussed previously, we anticipated somewhat weaker sales in the first quarter, followed by better growth in the second quarter. We believe sales growth was restrained by our agents' efforts to assist with our program that converted payroll policies to a direct-billing mode. The billing conversion program is now complete. The following table presents Aflac Japan's total new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen

(In millions of dollars and billions of yen)	2006	2005	2006	2005

Total new annualized premium sales	$251	$285	29.4	29.8
Increase over comparable period in prior year	(11.8)%	8.1%	(1.3)%	5.3%

     Our objective for 2006 is to increase total new annualized premium sales in yen by 5% to 8%.

     Aflac Japan's sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the three-month periods ended March 31.

	2006	2005

Medical policies	34%	40%
Rider MAX	10	13
Cancer life	26	22
Ordinary life	24	19
Other	6	6

Total	100%	100%

     Sales of our medical products, which include our EVER product line, declined 15.6% in the first quarter of 2006. We believe the decline resulted from our agents' focus on billing conversions and the introduction of our new product, WAYS. With continued cost pressure on Japan's health care system, we expect demand for medical products will continue to rise and we remain encouraged about the outlook for the medical insurance market. As a result, we continue to believe that the medical category will be an important part of our product portfolio.

     Cancer life sales increased 18.4% in the first quarter, benefiting from a new product introduction in 2005 and our program that converted payroll policies to a direct-billing mode. Sales of our cancer life policy through Dai-ichi Life rose 5.1% in the first quarter and accounted for 9% of total new annualized premium sales, compared with 8% a year ago. We continue to be very pleased with our alliance with Dai-ichi Life.

     Ordinary Life sales increased 25.4%, reflecting in part strong sales of WAYS. We were very pleased with the initial response to WAYS, which we launched in late January. Unlike traditional life insurance, WAYS allows a policyholder to convert a portion of the life insurance coverage to medical, nursing care, or fixed annuity benefits at retirement age. Despite its recent introduction, WAYS accounted for approximately 9% of first quarter sales.

     We continued to expand our distribution system in Japan. In the first quarter of 2006, we recruited 780 new agencies. However, this year marks a shift in our focus from recruiting agencies to increasing the total number of licensed sales associates. During the first quarter of 2006, the number of licensed sales associates rose to more than 83,400, compared with 81,700 at December 31, 2005. We believe that new agencies and sales associates will continue to be attracted to Aflac Japan's high commissions, superior products, customer service and brand image. Furthermore, we believe that these new agencies and associates will enable us to further expand our reach in the Japanese market.

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

     The following table compares the results of Aflac Japan's investment activities for the periods ended March 31.

	2006	2005

New money yield - yen only	2.72%	2.84%
New money yield - blended	3.04	3.06
Return on average invested assets, net of
investment expenses	4.12	4.12

Portfolio yield, including dollar-denominated
investments, end of period	4.20%	4.30%

     See Investments and Cash on page 35 for additional information.

Japanese Economy

     After a period of prolonged weakness in its economy, Japan has shown signs of economic improvement. While recent events continue to indicate that Japan's economy has begun to recover, the time required for a full economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2005.

AFLAC U.S.

Aflac U.S. Pretax Operating Earnings

     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2006	2005

Premium income	$866	$787
Net investment income	110	102
Other income	4	2

Total operating revenues	980	891

Benefits and claims	523	480
Operating expenses:
Amortization of deferred policy acquisition costs	75	64
Insurance commissions	107	99
Insurance and other expenses	128	115

Total operating expenses	310	278

Total benefits and expenses	833	758

Pretax operating earnings*	$147	$133

Percentage changes over previous period:

Premium income	10.1%	10.7%
Net investment income	8.3	5.2
Total operating revenues	10.0	10.1
Pretax operating earnings*	10.4	9.7

Ratios to total revenues:

Benefits and claims	53.4%	53.9%
Operating expenses:
Amortization of deferred policy acquisition costs	7.6	7.2
Insurance commissions	11.0	11.2
Insurance and other expenses	13.0	12.8

Total operating expenses	31.6	31.2
Pretax operating earnings*	15.0	14.9

*See page 25 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 9.9% in the first quarter of 2006 and 9.8% for the same period of 2005 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at March 31, 2006 were $3.8 billion, compared with $3.4 billion a year ago.

     After several years of trending upward, the benefit ratio declined in the first quarter. As a percentage of premium income, the benefit ratio was 60.4% in the first quarter, compared with 61.0% in the first quarter of 2005. We expect the benefit ratio to decline slightly in 2006 due to favorable claim cost trends. The operating expense ratio reflected the write-off of remaining deferred policy acquisition costs associated with a large payroll account. Excluding the effect of this write-off and discretionary promotional expenses, we expect the operating expense ratio for 2006 to be relatively stable when compared to 2005. The pretax operating profit margin is expected to improve modestly in 2006.

Aflac U.S. Sales

     We were pleased with our U.S. sales results in the first quarter, with total new annualized premium sales rising 11.4%. Sales in the quarter were led by accident/disability and cancer expense insurance. We continued to be pleased with the sales of recently introduced products, particularly our revised hospital indemnity plan which rose 27.4% in the quarter. The following table presents Aflac's U.S. total new annualized premium sales for the three months ended March 31.

(In millions)	2006	2005

Total new annualized premium sales	$318	$286
Increase (decrease) over comparable period in prior year	11.4%	(2.1)%

     For the second quarter of 2006, we face a tougher sales comparison and expect sales to be up in a range of mid- to upper-single digits, which would keep us on track for our sales goal for 2006. Our objective for the full year is an 8% to 12% increase in total new annualized premium sales.

     One aspect of our growth strategy is the continued enhancement of our product line. We have developed revised specified health event and intensive care plans, which we anticipate launching in the third quarter of this year. The following table details the contributions to total new annualized premium sales by major product category for the three-month periods ended March 31.

	2006	2005

Accident/disability coverage	52%	52%
Cancer expense insurance	17	19
Hospital indemnity products	12	11
Fixed-benefit dental coverage	7	8
Other	12	10

Total	100%	100%

     We were also encouraged to see continued expansion of our U.S. sales force. Newly recruited sales associates rose 4.2% over 2005. However, our primary focus has been on increasing producing sales associates. We believe that we can achieve better producer growth through more effective and standardized training for our sales associates and sales management. During the first quarter, the number of average monthly producing associates increased 2.7% to more than 17,900. On an average weekly basis, the number of producing associates rose 4.9% to more than 10,100. As we move forward this year, our focus will shift from average monthly producers to average weekly producers. This shift will provide for a more active management of our sales associates and allow our sales management to monitor progress and needs on a real-time basis.

Aflac U.S. Investments

     The following table compares the results of Aflac's U.S. investment activities for the periods ended March 31.

	2006	2005

New money yield	6.21%	6.04%
Return on average invested assets, net of
investment expenses	6.73	5.62

Portfolio yield, end of period	7.21%	7.31%

     The return on average invested assets in the first quarter of 2005 was reduced by higher-than-usual securities lending at the end of the 2004. Excluding loaned securities and the related investment income earned from our security lending program, the adjusted return on average invested assets was 7.01% in the first quarter of 2006, compared with 7.11% in the first quarter of 2005. See Investments and Cash on page 35 for additional information

ANALYSIS OF FINANCIAL CONDITION

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2006, was 117.47 yen to one dollar, or .51% stronger than the December 31, 2005, exchange rate of 118.07. The stronger yen increased reported investments and cash by $195 million, total assets by $218 million, and total liabilities by $214 million, compared with the amounts that would have been reported for the first quarter of 2006 if the exchange rate had remained unchanged from December 31, 2005.

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

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on page 42 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. At March 31, 2006, consolidated yen-denominated net assets subject to foreign currency fluctuation were $666 million. At March 31, 2006, Aflac Japan's yen-denominated net assets were $2.1 billion and Aflac Incorporated's yen-denominated net liabilities were $1.4 billion. The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of March 31, 2006.

Dollar Value of Yen-Denominated Assets and Liabilities
At Selected Exchange Rates

(In millions)

Yen/dollar exchange rates	102.47	117.47	*	132.47

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,339	$18,614		$16,506
Perpetual debentures	4,085	3,563		3,160
Equity securities	37	32		28
Securities held to maturity:
Fixed maturities	13,094	11,423		10,129
Perpetual debentures	4,799	4,186		3,712
Cash and cash equivalents	517	451		400
Other financial instruments	41	36		32

Subtotal	43,912	38,305		33,967

Liabilities:
Notes payable	1,090	950		843
Cross-currency swaps	542	473		419
Japanese policyholder protection fund	219	192		170

Subtotal	1,851	1,615		1,432

Net yen-denominated financial instruments	42,061	36,690		32,535
Other yen-denominated assets	5,195	4,531		4,018
Other yen-denominated liabilities	(46,492)	(40,555)		(35,963)

Consolidated yen-denominated net assets
subject to foreign currency fluctuation	$764	$666		$590

*Actual March 31, 2006 exchange rate

     We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we transfer funds from Aflac Japan to Aflac U.S., which is done annually. The exchange rates prevailing at the time of transfer will differ from the exchange rates prevailing at the time the yen profits were earned. These repatriations have not been greater than 80% of Aflac Japan's prior year earnings determined in accordance with standards established by Japan's Financial Services Agency (FSA). A portion of the repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars.

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

     At March 31, 2006, we had $1.1 billion of net unrealized gains on total debt securities. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates would be approximately $4.9 billion, based on our portfolio as of March 31, 2006. The effect on yen-denominated debt securities is approximately $4.1 billion and the effect on dollar-denominated debt securities is approximately $818 million.

     Changes in the interest rate environment have contributed to the unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains. Likewise, should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize these losses because we have the intent and ability to hold such securities to maturity or until recovery of value.

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

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	March 31,	December 31,	March 31,		December 31,
(In millions)	2006	2005	2006		2005

Securities available for sale, at fair value:
Fixed maturities	$21,498	$21,907	$6,116	*	$6,134	*
Perpetual debentures	3,788	3,888	467		482
Equity securities	32	61	26		23

Total available for sale	25,318	25,856	6,609		6,639

Securities held to maturity, at amortized cost:
Fixed maturities	11,422	10,849	18		18
Perpetual debentures	4,186	4,172	-		-

Total held to maturity	15,608	15,021	18		18

Total investment securities	$40,926	$40,877	$6,627		$6,657

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $96 in 2006 and $100 in 2005.

     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2005. The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,193	$16,468	$14,872	$16,540
Perpetual debentures	173	173	203	210
Equity securities	14	55	14	51

Total publicly issued	15,380	16,696	15,089	16,801

Privately issued securities:
Fixed maturities	22,468	22,338	21,855	22,441
Perpetual debentures	8,285	8,243	8,224	8,412
Equity securities	3	3	16	33

Total privately issued	30,756	30,584	30,095	30,886

Total investment securities	$46,136	$47,280	$45,184	$47,687

     The decline in the fair values of our debt securities was primarily the result of a rising interest rate environment, partially offset by a stronger yen/dollar exchange rate.

     Of our total debt securities, privately issued securities accounted for 66.7%, at amortized cost, as of March 31, 2006, compared with 66.6% at December 31, 2005. Privately issued securities held by Aflac Japan at amortized cost accounted for $28.6 billion, or 61.9%, of total debt securities at March 31, 2006, and $27.9 billion, or 61.8%, of total debt securities at December 31, 2005. Reverse-dual currency debt securities accounted for $9.0 billion, or 29.1%, of total privately issued securities as of March 31, 2006, compared with $8.9 billion, or 29.6%, of total privately issued securities at December 31, 2005. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2005

AAA	3.1%	6.1%	7.3%
AA	21.5	45.5	31.0
A	71.2	42.9	47.0
BBB	4.2	5.5	14.7

	100.0%	100.0%	100.0%

     The large percentage of securities purchased in the A-rated category reflects the availability of investments of suitable quality that also met our yield targets.

     The distributions of debt securities we own, by credit rating, were as follows:

	March 31, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.9%	3.8%	4.0%	3.9%
AA	34.5	35.9	33.7	34.9
A	38.6	38.2	38.9	38.7
BBB	20.7	20.2	21.1	20.6
BB or lower	2.3	1.9	2.3	1.9

Total	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. The increase in AA-rated holdings compared with December 31, 2005, resulted from the credit rating upgrade of a security in Aflac Japan's portfolio. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below-investment-grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment for the difference between fair value and amortized cost. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2005. Securities classified as below investment grade were as follows:

Below-Investment-Grade Securities

	March 31, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$304	$228	$302	$236
KLM Royal Dutch Airlines	255	220	254	227
Ford Motor Credit	255	209	254	209
Ford Motor Company	123	92	123	84
LeGrand	46	53	46	52
Cooper Tire & Rubber Co.	45	47	45	45
Tennessee Gas Pipeline	31	33	31	33

Total	$1,059	$882	$1,055	$886

     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer's credit position as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of March 31, 2006, represented .1% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Tyco Electronics AMP (AMP Japan)	$51	Ba1	BBB+	BBB+	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of March 31, 2006.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$29,434	$31,083	65.8%	$2,339	$690
Below-investment-grade securities	1,059	882	1.9	12	189
Held-to-maturity securities:
Investment-grade securities	15,627	15,258	32.3	386	755

Total	$46,120	$47,223	100.0%	$2,737	$1,634

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2006.

Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$10,628	$690	$5,310	$241	$3,483	$234	$1,835	$215
Below-investment-
grade securities	933	189	282	47	5	1	646	141
Held-to-maturity
securities:
Investment-grade
securities	9,101	755	3,093	163	3,382	270	2,626	322

Total	$20,662	$1,634	$8,685	$451	$6,870	$505	$5,107	$678

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2006.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 32%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$10,628	$690	$10,364	$629	$264	$61
Below-investment-
grade securities	933	189	564	86	369	103
Held-to-maturity securities:
Investment-grade securities	9,101	755	8,931	717	170	38

Total	$20,662	$1,634	$19,859	$1,432	$803	$202

     The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2006.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Ahold	BB	$304	$228	$76
CSAV	BBB	204	157	47
Ford Motor Credit	BB	255	209	46
Unique Zurich Airport	BBB	315	274	41
Union Fenosa	BBB	315	279	36
EFG EuroBank Ergasias	A	289	253	36
KLM Royal Dutch Airlines	N/R*	255	220	35
Kredietbank	A	231	196	35
Nordea Bank	A	341	306	35
National Bank of Greece	A	255	222	33

*Not rated

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in the interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended March 31, 2006 and 2005, were immaterial.

     Realized losses on investment-grade debt securities were as follows for the three months ended March 31, 2006. There were no disposals of below-investment-grade securities which resulted in losses during the first quarter of 2006.

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$69	$4
Six months to 12 months	14	1

Total	$83	$5

     As part of our investment activities, we have investments in variable interest entities (VIEs) and qualifying special purpose entities (QSPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $1.2 billion, or 2.4% of total investments and cash, as of March 31, 2006, compared with $1.3 billion, or 2.6% at December 31, 2005.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.7 billion at March 31, 2006, an increase of $116 million, or 2.1%, compared with $5.6 billion at December 31, 2005. The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2006	December 31, 2005

Aflac Japan	$3,708	$3,624
Aflac U.S.	1,997	1,966

     Aflac Japan's deferred policy acquisition costs increased 2.3% (1.8% increase in yen) for the three months ended March 31, 2006. Deferred policy acquisition costs of Aflac U.S. increased 1.6% for the three-month period ended March 31, 2006. The stronger yen at March 31, 2006, increased reported deferred policy acquisition costs by $19 million.

Policy Liabilities

     Policy liabilities totaled $43.4 billion at March 31, 2006, an increase of $1.0 billion, or 2.4% compared with $42.3 billion at December 31, 2005. The following table presents policy liabilities by segment.

(In millions)	March 31, 2006	December 31, 2005

Aflac Japan	$38,447	$37,556
Aflac U.S.	4,909	4,771

     Aflac Japan's policy liabilities increased 2.4% (1.9% increase in yen) for the three months ended March 31, 2006. Policy liabilities of Aflac U.S. increased 2.9% for the three-month period ended March 31, 2006. The stronger yen at March 31, 2006, increased reported policy liabilities by $195 million. The increase in total policy liabilities reflected the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both March 31, 2006, and December 31, 2005. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 18.2% as of March 31, 2006, compared with 18.8% as of December 31, 2005. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at March 31, 2006.

Off-Balance Sheet Arrangements

     As of March 31, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

Security Lending

     We use short-term security lending arrangements to increase investment income with minimal risk. For further information regarding such arrangements, see Note 3 of the Notes to the Consolidated Financial Statements.

Benefit Plans

     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 8 of the Notes to the Consolidated Financial Statements and Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

Policyholder Protection Fund

     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. See the Policyholder Protection Fund section of MD&A in our annual report to shareholders for the year ended December 31, 2005, for additional information.

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At March 31, 2006, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 78.7 billion yen, compared with 92.3 billion yen at December 31, 2005. The decrease in our yen-denominated net asset position is primarily a result of a decrease in Aflac Japan's yen-denominated net asset position as a result of the effect of rising interest rates.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $49 million in the first quarter of 2006, compared with $55 million for the same period in 2005. During the first quarter of 2006, Aflac paid $19 million to the Parent Company for management fees, compared with $14 million in the first quarter of 2005. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In February 2006, we filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $851 million using the March 31, 2006, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

Consolidated Cash Flows by Activity

(In millions)	2006	2005

Operating activities	$1,023	$1,174
Investing activities	(1,088)	(3,874)
Financing activities	(80)	(96)
Exchange effect on cash and cash equivalents	3	(25)

Net change in cash and cash equivalents	$(142)	$(2,821)

Operating Activities

     In the first three months of 2006, consolidated cash flow from operations decreased 13%, compared with the first three months of 2005. The decrease in cash flows primarily resulted from the increase in Aflac Japan's tax payments. The following table summarized operating cash flows by source for the three-month periods ended March 31.

Cash Provided by Operating Activities

(In millions)	2006	2005

Aflac Japan	$756	$925
Aflac U.S. and Other Operations	267	249

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

Cash Provided (Used) by Investing Activities

(In millions)	2006	2005

Aflac Japan	$(844)	$(1,111)
Aflac U.S. and Other Operations	(244)	(2,763)

     Cash flows for Aflac U.S. and Other Operations for the first quarter of 2005 included the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2006, and 2005.

Financing Activities

     Consolidated cash used by financing activities was $80 million in the first three months of 2006, compared with $96 million for the same period of 2005. Cash provided by investment-type contracts was $55 million in the first three months of 2006, compared with $54 million a year ago.

     The following table presents a summary of treasury stock activity during the three-month periods ended March 31.

(In millions)	2006	2005

Treasury stock purchases	$98	$113

Shares purchased	2	3

Stock issued from treasury	$15	$10

Shares issued	1	1

     Dividends to shareholders in the first quarter of 2006 of $.13 per share increased 18.2% over the same period of 2005. The following table presents the sources of dividends paid to shareholders for the three-month periods ended March 31.

(In millions)	2006	2005

Dividends paid in cash	$62	$53
Dividends through issuance of treasury shares	3	2

Total dividends to shareholders	$65	$55

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first three months of 2006, Aflac Japan paid $6 million to the Parent Company for management fees, compared with $8 million for the same period in 2005. Expenses allocated to Aflac Japan were $10 million for the three-month period ended March 31, 2006, compared with $8 million a year ago. For additional information on regulatory restrictions on dividends, profit transfers and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2005.

Rating Agencies

     Aflac is rated AA by both Standard & Poor's and Fitch Ratings and Aa2 (Excellent) by Moody's for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated's senior debt and Samurai notes are rated A by Standard & Poor's; A+ by Fitch Ratings; and A2 by Moody's.

Other

     In April 2006, the board of directors declared the second quarter cash dividend of $.13 per share. The dividend is payable on June 1, 2006, to shareholders of record at the close of business on May 19, 2006. In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of March 31, 2006, approximately 45 million shares were available for purchase under our share repurchase programs.

     During the second quarter of 2006, we realized pretax investment gains of $55 million in connection with the bond swap program that we began in the third quarter of 2005 to take advantage of tax loss carryforwards. These gains, along with approximately $17 million of pretax investment gains in the first quarter, conclude our bond swap program.

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

Internal Control Over Financial Reporting

     (c)  Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     During the first quarter of 2006, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	-	$-	-	16,909,163
February 1 - February 28	2,065,900	47.14	2,065,900	44,843,263
March 1 - March 31	-	-	-	44,843,263

Total	2,065,900	$47.14	2,065,900	44,843,263

Of the shares available for purchase under current board authorizations, 14,843,263 shares relate to a repurchase authorization approved by the board and announced in February 2004. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Shareholders was held on May 1, 2006. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; and (2) Ratification of the appointment of independent registered public accounting firm for 2006. The proposals were approved by the shareholders.

     The following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.

VOTES

			Absten-		Broker
	For	Against	tions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	728,656,651	N/A	N/A	17,036,134	None
John Shelby Amos II	724,915,236	N/A	N/A	20,777,549	None
Michael H. Armacost	627,645,550	N/A	N/A	118,047,235	None
Kriss Cloninger III	715,286,473	N/A	N/A	30,406,312	None
Joe Frank Harris	723,002,824	N/A	N/A	22,689,962	None
Elizabeth J. Hudson	731,145,304	N/A	N/A	14,547,481	None
Kenneth S. Janke Sr.	714,890,728	N/A	N/A	30,802,057	None
Douglas W. Johnson	737,381,034	N/A	N/A	8,311,752	None
Robert B. Johnson	735,746,207	N/A	N/A	9,946,579	None
Charles B. Knapp	730,298,410	N/A	N/A	15,394,375	None
Hidefumi Matsui	725,806,392	N/A	N/A	19,886,394	None
E. Stephen Purdom, M.D.	723,085,949	N/A	N/A	22,606,836	None
Barbara K. Rimer, Dr. PH	730,145,446	N/A	N/A	15,547,339	None
Marvin R. Schuster	726,388,823	N/A	N/A	19,303,962	None
David Gary Thompson	735,403,316	N/A	N/A	10,289,469	None
Tohru Tonoike	735,718,244	N/A	N/A	9,974,542	None
Robert L. Wright	735,325,818	N/A	N/A	10,366,968	None

(2) Ratification of appointment of KPMG LLP as independent registered public accounting firm	731,053,599	10,972,146	3,667,040	N/A	1

N/A - not applicable

Item 6.	Exhibits.

(a) Exhibits:
3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from 2003 Form 10-K, Exhibit 3.1 (File No. 001-07434).
10.0	*	-

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

Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-69333, Exhibit 4), dated December 29, 2005 - incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).

10.31	*	-

First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.32	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006.

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Aflac Incorporated

May 8, 2006	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

May 8, 2006	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer

Exhibit Index
10.32	*-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated May 8, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated May 8, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated May 8, 2006, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement