Form 10-Q
period 2006-06-30
AFLAC INC
filed 2006-08-07
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 3, 2006

Common Stock, $.10 Par Value	496,292,534 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005	2006	2005

Revenues:
Premiums, principally supplemental health insurance	$3,093	$3,020	$6,098	$6,061
Net investment income	542	518	1,066	1,033
Realized investment gains (losses)	50	11	64	15
Other income (losses)	12	18	28	18

Total revenues	3,697	3,567	7,256	7,127

Benefits and expenses:
Benefits and claims	2,243	2,229	4,424	4,495
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	143	134	288	270
Insurance commissions	328	334	650	667
Insurance expenses	331	324	638	611
Interest expense	5	6	10	11
Other operating expenses	23	24	47	50

Total acquisition and operating expenses	830	822	1,633	1,609

Total benefits and expenses	3,073	3,051	6,057	6,104

Earnings before income taxes	624	516	1,199	1,023
Income taxes	216	180	416	359

Net earnings	$408	$336	$783	$664

Net earnings per share:
Basic	$.82	$.67	$1.57	$1.32
Diluted	.81	.66	1.55	1.30

Common shares used in computing earnings per share (In thousands):
Basic	496,951	501,426	497,491	502,063
Diluted	503,286	508,002	503,927	508,722

Cash dividends per share	$.13	$.11	$.26	$.22

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(In millions - Unaudited)	2006	2005

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $26,818 in 2006
and $25,860 in 2005)	$27,408	$28,142
Perpetual debentures (amortized cost $4,342 in 2006
and $4,255 in 2005)	4,130	4,370
Equity securities (cost $18 in 2006 and $30 in 2005)	55	84
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $12,209 in 2006
and $10,839 in 2005)	12,957	10,867
Perpetual debentures (fair value $4,161 in 2006
and $4,252 in 2005)	4,260	4,172
Other investments	61	57
Cash and cash equivalents	924	1,297

Total investments and cash	49,795	48,989
Receivables, primarily premiums	507	479
Receivables for security transactions	1	105
Accrued investment income	517	484
Deferred policy acquisition costs	5,895	5,590
Property and equipment, at cost less accumulated depreciation	454	448
Other	263	266

Total assets	$57,432	$56,361

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005

Liabilities and shareholders' equity:
Liabilities:
Policy liabilities:
Future policy benefits	$40,177	$37,853
Unpaid policy claims	2,639	2,504
Unearned premiums	628	594
Other policyholders' funds	1,520	1,378

Total policy liabilities	44,964	42,329
Notes payable	1,071	1,395
Income taxes	1,927	2,577
Payables for return of cash collateral on loaned securities	966	622
Other	1,335	1,511
Commitments and contingent liabilities (Notes 8 and 9)

Total liabilities	50,263	48,434

Shareholders' equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 655,277
shares in 2006 and 654,522 shares in 2005	66	65
Additional paid-in capital	846	791
Retained earnings	8,701	8,048
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	113	77
Unrealized gains on investment securities	580	1,917
Minimum pension liability adjustment	(37)	(37)
Treasury stock, at average cost	(3,100)	(2,934)

Total shareholders' equity	7,169	7,927

Total liabilities and shareholders' equity	$57,432	$56,361

Shareholders' equity per share	$14.42	$15.89

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Six Months Ended June 30,
(In millions, except for per-share amounts - Unaudited)	2006	2005

Common stock:
Balance, beginning of period	$65	$65
Exercise of stock options	1	-

Balance, end of period	66	65

Additional paid-in capital:
Balance, beginning of period	791	676
Exercise of stock options, including income tax benefits	20	25
Share-based compensation	16	15
Gain on treasury stock reissued	19	14

Balance, end of period	846	730

Retained earnings:
Balance, beginning of period	8,048	6,785
Net earnings	783	664
Dividends to shareholders ($.26 per share in 2006
and $.22 per share in 2005)	(130)	(110)

Balance, end of period	8,701	7,339

Accumulated other comprehensive income:
Balance, beginning of period	1,957	2,611
Change in unrealized foreign currency translation gains (losses)
during period, net of income taxes	36	(58)
Change in unrealized gains (losses) on investment
securities during period, net of income taxes	(1,337)	521

Balance, end of period	656	3,074

Treasury stock:
Balance, beginning of period	(2,934)	(2,561)
Purchases of treasury stock	(197)	(225)
Cost of shares issued	31	37

Balance, end of period	(3,100)	(2,749)

Total shareholders' equity	$7,169	$8,459

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2006	2005

Cash flows from operating activities:
Net earnings	$783	$664
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Change in receivables and advance premiums	(4)	(1)
Increase in deferred policy acquisition costs	(216)	(218)
Increase in policy liabilities	1,598	1,692
Change in income tax liabilities	45	205
Realized investment (gains) losses	(64)	(15)
Other, net	37	29

Net cash provided by operating activities	2,179	2,356

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,386	539
Fixed maturities matured	178	372
Perpetual debentures sold	1	35
Equity securities and other	30	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,128)	(1,516)
Perpetual debentures	-	(286)
Securities held to maturity:
Fixed maturities	(1,827)	(1,723)
Cash received as collateral on loaned securities, net	335	(1,956)
Other, net	(12)	(8)

Net cash used by investing activities	$(2,037)	$(4,543)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2006	2005

Cash flows from financing activities:
Principal payments under debt obligations	$(359)	$(4)
Purchases of treasury stock	(197)	(225)
Change in investment-type contracts, net	111	127
Dividends paid to shareholders	(123)	(105)
Treasury stock reissued	23	27
Other, net	19	26

Net cash used by financing activities	(526)	(154)

Effect of exchange rate changes on cash and cash equivalents	11	(44)

Net change in cash and cash equivalents	(373)	(2,385)
Cash and cash equivalents, beginning of period	1,297	3,813

Cash and cash equivalents, end of period	$924	$1,428

Supplemental disclosures of cash flow information:
Income taxes paid	$327	$181
Interest paid	8	11
Noncash financing activities:
Capitalized lease obligations	3	1
Treasury shares issued for:
Associate stock bonus	18	18
Shareholder dividend reinvestment	7	5
Stock compensation grants	2	1

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions - Unaudited)	2006	2005	2006	2005

Net earnings	$408	$336	$783	$664

Other comprehensive income (loss) before
income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation
gains (losses) during period	(5)	10	(5)	27
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising
during the period	(1,053)	756	(1,988)	800
Reclassification adjustment for realized (gains)
losses included in net earnings	(50)	(11)	(64)	(15)
Minimum pension liability adjustment during period	-	-	-	1

Total other comprehensive income (loss)
before income taxes	(1,108)	755	(2,057)	813
Income tax expense (benefit) related to items
of other comprehensive income	(418)	298	(756)	351

Other comprehensive income (loss)
net of income taxes	(690)	457	(1,301)	462

Total comprehensive income (loss)	$(282)	$793	$(518)	$1,126

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

     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the "Company") contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2006, and December 31, 2005, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2006 and 2005, and consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2006, and 2005. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2005.

     New Accounting Pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). The provisions of SFAS 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Earlier adoption is permitted. SFAS 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS 133 and eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS 140. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In accordance with the standard's early adoption provisions, we adopted the provisions of SFAS 155 on January 1, 2006. The adoption of this standard did not have any impact on our financial position or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Revenues:
Aflac Japan:
Earned premiums	$2,215	$2,217	$4,354	$4,471
Net investment income	422	412	830	822
Other income	5	7	12	15

Total Aflac Japan	2,642	2,636	5,196	5,308

Aflac U.S.:
Earned premiums	878	803	1,744	1,590
Net investment income	115	104	225	206
Other income	1	3	4	5

Total Aflac U.S.	994	910	1,973	1,801

Other business segments	11	8	21	18

Total business segment revenues	3,647	3,554	7,190	7,127
Realized investment gains (losses)	50	11	64	15
Corporate	24	16	51	19
Intercompany eliminations	(24)	(14)	(49)	(34)

Total revenues	$3,697	$3,567	$7,256	$7,127

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Pretax earnings:
Aflac Japan	$432	$387 *	$857	$787 *
Aflac U.S.	150	130	297	263
Other business segments	2	1	2	1

Total business segments	584	518	1,156	1,051
Interest expense, noninsurance operations	(4)	(5)	(8)	(10)
Corporate and eliminations	(7)	(12)	(17)	(24)

Pretax operating earnings	573	501	1,131	1,017
Realized investment gains (losses)	50	11	64	15
Impact from SFAS 133	1	4	4	(9)

Total earnings before income taxes	$624	$516	$1,199	$1,023

Income taxes applicable to pretax operating earnings	$197	$175	$391	$356
Effect of foreign currency translation
on operating earnings	(11)	3	(33)	8

*Includes a charge of $18 related to the write-down of previously capitalized systems development costs for Aflac Japan's administration system.

     Assets were as follows:

	June 30,	December 31,
(In millions)	2006	2005

Assets:
Aflac Japan	$47,461	$46,200
Aflac U.S.	9,500	9,547
Other business segments	92	90

Total business segments	57,053	55,837
Corporate	8,462	9,559
Intercompany eliminations	(8,083)	(9,035)

Total assets	$57,432	$56,361

3.  INVESTMENTS

Realized Investment Gains and Losses

     During the quarter ended June 30, 2006, we realized pretax investment gains of $50 million (after-tax, $31 million, or $.06 per diluted share) primarily as a result of the execution of bond swaps. The bond swaps executed during the second quarter conclude the bond-swap program that we began in 2005 to take advantage of tax loss carryforwards. For the six months ended June 30, 2006, we realized pretax investment gains of $64 million (after-tax $41 million, or $.08 per diluted share). There were no impairment charges during the six months ended June 30, 2006.

     For the quarter ended June 30, 2005, we realized pretax investment gains of $11 million (after-tax, $7 million, or $.01 per diluted share) and pretax investment gains of $15 million (after-tax, $9 million, or $.01 per diluted share) for the six months ended June 30, 2005, all as a result of securities sales. Impairment charges were immaterial during the six months ended June 30, 2005.

Unrealized Investment Gains and Losses

     The net effect on shareholders' equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2006	2005

Unrealized gains on securities available-for-sale	$415	$2,452
Unamortized unrealized gains on securities transferred
to held to maturity	416	430
Deferred income taxes	(251)	(965)

Shareholders' equity, net unrealized gains on investment securities	$580	$1,917

     The decrease in unrealized gains on available-for-sale securities primarily resulted from a rising interest rate environment.

Special Purpose and Variable Interest Entities

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At June 30, 2006, available-for-sale QSPEs totaled $2.1 billion at fair value ($2.3 billion at amortized cost, or 4.8% of total debt securities), compared with $2.2 billion at fair value ($2.3 billion at amortized cost, or 5.0% of total debt securities) at December 31, 2005. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.7 billion at fair value ($2.0 billion at amortized cost, or 4.0% of total debt securities) at June 30, 2006. We are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.7 billion at amortized cost) and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the proceeds from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $223 million at fair value ($236 million at amortized cost) as of June 30, 2006. The loss on any of our VIE investments would be limited to its cost.

Security Lending

     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2006, we had security loans outstanding with a fair value of $938 million, and we held cash in the amount of $966 million as collateral for these loaned securities. At December 31, 2005, we had security loans outstanding with a fair value of $605 million, and we held cash in the amount of $622 million as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

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

     The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2006	2005

Interest rate component	$9	$6
Foreign currency component	(35)	(22)
Accrued interest component	4	4

Total fair value of cross-currency swaps	$(22)	$(12)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2006	2005

Balance, beginning of period	$(22)	$(91)
Increase (decrease) in fair value of cross-currency swaps	(10)	31
Interest rate component not qualifying for hedge accounting
reclassified to net earnings	(3)	9

Balance, end of period	$(35)	$(51)

5.  NOTES PAYABLE

     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2006	2005

6.50% senior notes due April 2009 (principal amount $450)	$450	$450
Yen-denominated Samurai notes:
.87% notes paid June 2006 (principal amount 40 billion yen)	-	339
.96% notes due June 2007 (principal amount 30 billion yen)	260	254
.71% notes due July 2010 (principal amount 40 billion yen)	347	339
Capitalized lease obligations payable through 2011	14	13

Total notes payable	$1,071	$1,395

     In 2001, 2002, and 2005 the Parent Company issued yen-denominated Samurai notes, each of which had five-year maturities. Each series of Samurai notes may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. residents or entities. In June 2006, we paid in full the .87% Samurai notes issued in 2001.

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

     In 1999, we issued $450 million of senior notes. These notes are redeemable at our option at any time with a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

     We were in compliance with all of the covenants of our notes payable at June 30, 2006. No events of default or defaults occurred during the six months ended June 30, 2006.

6.  SHAREHOLDERS' EQUITY

     The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30:

(In thousands of shares)	2006	2005

Common stock - issued:
Balance, beginning of period	654,522	652,628
Exercise of stock options	755	732

Balance, end of period	655,277	653,360

Treasury stock:
Balance, beginning of period	155,628	149,020
Purchases of treasury stock:
Open market	4,118	5,582
Other	2	68
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(750)	(825)
Exercise of stock options	(760)	(1,416)
Other	(85)	(241)

Balance, end of period	158,153	152,188

Shares outstanding, end of period	497,124	501,172

     We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter and six months ended June 30, 2006, stock options to purchase approximately 1.4 million shares were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 3.4 million for the quarter and six months ended June 30, 2005.

     In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of June 30, 2006, approximately 43 million shares were available for purchase under the current share repurchase programs.

7.  SHARE-BASED TRANSACTIONS

     The Company has two long-term incentive compensation plans. The first is a stock option plan, which allows grants for both incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and vest on time-based conditions only. The strike price of options granted under this plan is equal to the fair market value of a share of our common stock at the date of grant. At June 30, 2006, 1.5 million shares were available for future grants under this plan.

     The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2006, the only performance-based awards issued and outstanding were restricted stock awards. At June 30, 2006, approximately 24.3 million shares were available for future grants under this plan.

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

     The following table provides information on stock options outstanding and exercisable.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at June 30, 2006	19,554	$28.95
Exercisable at June 30, 2006	15,216	25.83

     As of June 30, 2006, the aggregate intrinsic value of stock options outstanding was $342 million, with a weighted-average remaining term of 5.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $313 million, with a weighted-average remaining term of 4.5 years. We received $22 million and $28 million cash from the exercise of stock options during the six-month periods ended June 30, 2006 and 2005, respectively. The tax benefit realized as a result of stock option exercises was $11 million for the first half of 2006, compared with $18 million in the first half of 2005.

     As of June 30, 2006, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $19 million, of which $9 million (306,732 shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.2 years. There are no other contractual terms covering restricted stock awards once vested.

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

8.  BENEFIT PLANS

     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net
periodic benefit cost:
Service cost	$2	$2	$1	$2	$4	$5	$2	$4
Interest cost	-	2	-	2	1	4	1	4
Expected return on
plan assets	-	(2)	-	(2)	-	(4)	-	(3)
Amortization of net
actuarial loss	1	1	1	1	1	2	1	1

Net periodic benefit cost	$3	$3	$2	$3	$6	$7	$4	$6

     As of June 30, 2006, approximately $15 million (using the June 30, 2006, exchange rate) had been contributed to the Japanese pension plan. As of June 30, 2006, no contributions had been made to the U.S. pension plan.

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

     In 2005, we announced a multi-year building project for additional office space in Columbus, Georgia. The initial phase is to be completed in 2007 and is expected to cost approximately $26 million.

     We have entered into an outsourcing agreement with IBM to provide mainframe computer operations and support for our Japanese operations. The agreement has a term of 10 years with an aggregate cost of 28.2 billion yen ($245 million using the June 30, 2006, exchange rate).

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The June 30, 2006, and 2005, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on page 19.

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2006, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2006, and 2005, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2006, and 2005. These consolidated financial statements are the responsibility of the Company's management.

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
August 7, 2006

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2005, to June 30, 2006. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING ESTIMATES

     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 85% of our liabilities are reported and thus have a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2006. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2005.

New Accounting Pronouncements

     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	In millions		Per Diluted Share		In millions		Per Diluted Share

Net earnings	$408	$336	$.81	$.66	$783	$664	$1.55	$1.30
Items impacting net
earnings, net of tax:
Realized investment
gains (losses)	31	7	.06	.01	41	9	.08	.01
Impact from SFAS 133	1	3	-	.01	2	(6)	-	(.01)

Realized Investment Gains and Losses

     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company's profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers and/or tax planning strategies. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first six months of 2006 primarily resulted from our bond-swap program which took advantage of tax loss carryforwards and sales transactions in the normal course of business. Realized investment gains in the first six months of 2005 primarily resulted from sales transactions in the normal course of business.

Impact from SFAS 133

     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation (see Notes 4 and 5 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai notes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the swaps' fair value and their initial contract fair value will be equal, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability and intent to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

     We have also issued yen-denominated Samurai notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the six-month period ended June 30, 2006; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005, for additional information.

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

Income Taxes

     Our combined U.S. and Japanese effective income tax rate on net earnings was 34.7% for the six-month period ended June 30, 2006, compared with 35.1% for the same period in 2005.

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

Aflac Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Premium income	$2,215	$2,217	$4,354	$4,471
Net investment income	422	412	830	822
Other income	5	7	12	15

Total operating revenues	2,642	2,636	5,196	5,308

Benefits and claims	1,716	1,735	3,375	3,522
Operating expenses:
Amortization of deferred policy acquisition costs	73	72	143	144
Insurance commissions	218	233	432	467
Insurance and other expenses	203	209	389	388

Total operating expenses	494	514	964	999

Total benefits and expenses	2,210	2,249	4,339	4,521

Pretax operating earnings*	$432	$387	$857	$787

Weighted-average yen/dollar exchange rates	114.43	107.63	115.65	106.04

	In Dollars				In Yen

	Three Months		Six Months		Three Months		Six Months
Percentage changes over	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
previous period:	2006	2005	2006	2005	2006	2005	2006	2005

Premium income	(.1)%	8.6%	(2.6)%	8.9%	6.2%	6.6%	6.2%	6.5%
Net investment income	2.6	7.0	1.0	8.1	9.0	5.0	10.1	5.7
Total operating revenues	.2	8.5	(2.1)	8.9	6.5	6.5	6.7	6.5
Pretax operating earnings*	11.5	14.1	9.0	15.9	18.5	11.9	18.9	13.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues, in dollars:	2006	2005	2006	2005

Benefits and claims	64.9%	65.8%	65.0%	66.3%
Operating expenses:
Amortization of deferred policy acquisition costs	2.8	2.7	2.7	2.7
Insurance commissions	8.3	8.8	8.3	8.8
Insurance and other expenses	7.7	8.0	7.5	7.4

Total operating expenses	18.8	19.5	18.5	18.9
Pretax operating earnings*	16.3	14.7	16.5	14.8

*See Page 24 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 6.5% to 1.06 trillion yen in the first six months of 2006, compared with 992.6 billion yen a year ago, and reflect the high persistency of Aflac Japan's business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.2 billion in 2006 and $9.0 billion in 2005.

     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. The operating expense ratio decreased slightly in the first six months. However, we expect the operating expense ratio to be relatively stable for the year in relation to 2005. Due to improvement in the benefit and expense ratios, the pretax operating profit margin expanded from 14.7% to 16.3% for the three-month period ended June 30, 2006. We expect a modest expansion in the profit margin in 2006 and 2007.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan's investment income in the first six months of 2006, compared with 30% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period
Yen Operating Results
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Six Months		Three Months		Six Months

	2006	2005	2006	2005	2006	2005	2006	2005

Net investment income	9.0%	5.0%	10.1%	5.7%	6.6%	5.6%	6.7%	6.4%
Total operating revenues	6.5	6.5	6.7	6.5	6.1	6.6	6.2	6.6
Pretax operating
earnings*	18.5	11.9	18.9	13.2	16.2	12.5	15.7	13.9

*	See Page 24 for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

Aflac Japan Sales

     Aflac Japan's total new annualized premium sales in yen declined 4.2% in the second quarter and 2.8% in the first six months of 2006. The following table presents Aflac Japan's total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen

(In millions of dollars and	Three Months		Six Months		Three Months		Six Months
billions of yen)	2006	2005	2006	2005	2006	2005	2006	2005

Total new annualized	$273	$302	$524	$587	31.2	32.6	60.6	62.4
premium sales
Increase over comparable
period in prior year	(9.7)%	2.9%	(10.7)%	5.4%	(4.2)%	1.2%	(2.8)%	3.1%

     From a product perspective, the decline in second quarter sales primarily reflected weakness in the medical product category. Rider MAX sales and conversions were also lower than a year ago. The following table details the contributions to total new annualized premium sales by major product for the periods ended June 30.

	Three Months		Six Months
	2006	2005	2006	2005

Medical policies	33%	38%	33%	39%
Cancer life	28	24	27	23
Ordinary life	25	19	24	19
Rider MAX	9	12	10	12
Other	5	7	6	7

Total	100%	100%	100%	100%

     Sales of our medical products, which include our EVER product line, declined 16.9% in the second quarter of 2006 and 16.3% during the first six months. We believe these declines are attributable to crowded market conditions; our agents' transition from the billing conversion program discussed last quarter back to their regular sales activities; and an industry-wide slowdown in medical sales during the first half of 2006. We also believe some of the weakness in medical sales resulted from our agents' focus on WAYS. However, with continued cost pressure on Japan's health care system, we expect demand for medical products will continue, and we remain encouraged about the outlook for the medical insurance market. As a result, we continue to believe that the medical category will remain an important part of our product portfolio.

     Cancer life sales were strong in the quarter, rising 14.2%. Sales in this category benefited from a new product introduction in 2005 and a sales campaign to promote a rider that enhances the benefits of our base cancer life policy. Sales of our cancer life policy through Dai-ichi Life declined 3.2% in the second quarter and accounted for 7% of total new annualized premium sales in the second quarters of 2006 and 2005. Nevertheless, we continue to be pleased with our alliance with Dai-ichi Life.

     Ordinary Life sales increased 27.2% in the second quarter of 2006, reflecting, in part, strong sales of WAYS. We are very pleased with the initial response to WAYS, which we launched in January. Unlike traditional life insurance, WAYS allows a policyholder to convert a portion of the life insurance coverage to medical, nursing care, or fixed annuity benefits at retirement age. Despite its recent introduction, WAYS sales were up 21.4% over the first quarter of 2006 and accounted for approximately 10% of second quarter sales.

     Our objective for 2006 had been to increase total new annualized premium sales in yen by 5% to 8%. However, given the current market environment, we believe Aflac Japan's sales will likely be flat to down single digits for the remainder of the year.

     We continued to expand our distribution system in Japan. However, this year marks a shift in our focus from recruiting agencies to increasing the total number of licensed sales associates. During the first half of 2006, the number of licensed sales associates rose 4.8% to more than 85,600, compared with approximately 81,800 at December 31, 2005.

     Reflecting changed employment patterns during a period of prolonged economic weakness, as well as changed consumer behavior, Aflac's sales growth through affiliated corporate agencies has declined for several years. Furthermore, the market for Aflac Japan's products has become crowded, and the large worksite environment that affiliated corporate agencies service is not conducive to making face-to-face sales presentations. As a result, we are encouraging our affiliated corporate agencies to form alliances with individual agents to leverage their experience with these types of sales tactics. Even though this program began early this year and the formation of these alliances will take time, we believe that they can be effective in helping us improve the sales results of the affiliated corporate agency channel.

     Additionally, we have reorganized our training department and hired people from our sales force and other companies who have expertise in face-to-face sales. We have also developed a new training program, which focuses on teaching prospecting and basic consulting skills. We plan to introduce this training program to regional sales office coordinators and newly licensed associates during the fourth quarter of this year.

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

     The following table presents the results of Aflac Japan's investment activities for the periods ended June 30.

	Three Months		Six Months
	2006	2005	2006	2005

New money yield - yen only	3.21%	2.70%	3.01%	2.79%
New money yield - blended	3.36	2.85	3.23	2.98
Return on average invested assets, net of
investment expenses	4.08	4.11	4.10	4.11

     At June 30, 2006, the yield on Aflac Japan's investment portfolio, including dollar-denominated investments, was 4.17%, compared with 4.28% a year ago. See Investments and Cash on Page 36 for additional information.

Japanese Economy

     Recent events continue to indicate that Japan is recovering from an extended economic slump. In recent monthly and regional economic commentary, the Bank of Japan reported that corporate profits and employment were improving and business fixed investment was increasing. The Bank of Japan further stated that private consumption, exports and industrial production were increasing moderately. In July 2006, the Bank of Japan abandoned its five-year zero-interest rate policy in a move indicative of its belief that the economy has entered a period of healthy economic growth and price stability. Nevertheless, the time required for a sustained economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2005.

AFLAC U.S.

Aflac U.S. Pretax Operating Earnings

     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

Premium income	$878	$803	$1,744	$1,590
Net investment income	115	104	225	206
Other income	1	3	4	5

Total operating revenues	994	910	1,973	1,801

Benefits and claims	527	494	1,050	973
Operating expenses:
Amortization of deferred policy acquisition costs	70	62	145	126
Insurance commissions	110	101	218	201
Insurance and other expenses	137	123	263	238

Total operating expenses	317	286	626	565

Total benefits and expenses	844	780	1,676	1,538

Pretax operating earnings*	$150	$130	$297	$263

Percentage changes over previous period:

Premium income	9.3%	10.6%	9.7%	10.7%
Net investment income	10.0	6.2	9.1	5.7
Total operating revenues	9.2	10.0	9.6	10.1
Pretax operating earnings*	15.1	8.3	12.7	9.0

Ratios to total revenues:

Benefits and claims	53.0%	54.2%	53.2%	54.0%
Operating expenses
Amortization of deferred policy acquisition costs	7.1	6.8	7.4	7.0
Insurance commissions	11.1	11.1	11.0	11.1
Insurance and other expenses	13.7	13.6	13.4	13.3

Total operating expenses	31.9	31.5	31.8	31.4
Pretax operating earnings*	15.1	14.3	15.0	14.6

*See Page 24 for our definition of segment operating earnings.

     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 9.4% in the first six months of 2006 and 9.9% for the same period of 2005 were favorably affected by sales at the worksite primarily through cafeteria plans. Annualized premiums in force at June 30, 2006 were $3.8 billion, compared with $3.5 billion a year ago.

     After several years of trending upward, the benefit ratio declined in the first half of 2006. As a percentage of premium income, the benefit ratio was 60.2% in the first six months of 2006, compared with 61.2% in the first half of 2005. We expect the benefit ratio to decline modestly in 2006 due to favorable claim cost trends. The operating expense ratio reflected the write-off of remaining deferred policy acquisition costs associated with a large payroll account. Excluding the effect of this write-off and discretionary promotional expenses, we expect the operating expense ratio for 2006 to be relatively stable when compared to 2005. We expect the pretax operating profit margin to improve modestly in 2006.

Aflac U.S. Sales

     Aflac U.S. sales results were consistent with our expectations for the second quarter. Total new annualized premium sales rose 6.3% during the second quarter and 8.8% for the six-month period ended June 30, 2006. Sales in the quarter were led by accident/disability, and we again experienced solid growth from the hospital indemnity product line. The following table presents Aflac's U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2006	2005	2006	2005

Total new annualized premium sales	$327	$307	$645	$593
Increase over comparable period in prior year	6.3%	9.2%	8.8%	3.5%

     For the third quarter, we believe U.S. sales will likely increase at mid- to upper-single digits similar to second quarter growth. However, we expect stronger fourth quarter sales, which we believe puts us in a good position to achieve our full-year sales goal of an 8% to 12% increase in total new annualized premium sales.

     One aspect of our growth strategy is the continued enhancement of our product line. We have developed revised specified health event and intensive care plans, which we anticipate launching in the third quarter of this year. The following table details the contributions to total new annualized premium sales by major product category for the periods ended June 30.

	Three Months		Six Months
	2006	2005	2006	2005

Accident/disability coverage	52%	53%	52%	52%
Cancer expense insurance	16	18	17	18
Hospital indemnity products	13	11	12	11
Fixed-benefit dental coverage	7	8	7	8
Other	12	10	12	11

Total	100%	100%	100%	100%

     We were also encouraged to see continued expansion of our U.S. sales force. Although we did not set a specific recruiting target this year, we are continuing to emphasize recruiting as a means for growing our producer base. During the second quarter, recruiting was up .8% to 6,800 new sales associates, compared with the second quarter of 2005 and the total number of licensed agents was up 5.8%.

     However, our primary focus has been on increasing producing sales associates. We believe that we can achieve better producer growth through more effective and standardized training for our sales associates and sales management. For the second quarter of 2006, the number of average monthly producing associates increased 1.0% to more than 17,500, compared with a year ago. On an average weekly basis, the number of producing associates rose 2.7% in the second quarter to more than 9,900, compared with a year ago. As we move forward this year, our focus will shift from average monthly producers to average weekly producers as both a reporting and management metric. This shift will provide for a more active management of our sales associates and allow our sales management to monitor progress and needs on a real-time basis.

Aflac U.S. Investments

     The following table presents the results of Aflac's U.S. investment activities for the periods ended June 30.

	Three Months		Six Months
	2006	2005	2006	2005

New money yield	6.54%	6.06%	6.37%	6.05%
Return on average invested assets, net of
investment expense	6.84	6.85	6.78	6.24

     The return on average invested assets for the first half of 2005 was reduced by higher-than-usual securities lending at the end of the 2004. Excluding loaned securities and the related investment income earned from our security lending program, the adjusted return on average invested assets was 7.06% for the six-month period ended June 30, 2006, compared with 7.12% for the same period in 2005. At June 30, 2006, the portfolio yield on Aflac's U.S. portfolio was 7.19%, compared with 7.30% a year ago. See Investments and Cash on Page 36 for additional information.

ANALYSIS OF FINANCIAL CONDITION

     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2006, was 115.24 yen to one dollar, or 2.5% stronger than the December 31, 2005, exchange rate of 118.07. The stronger yen increased reported investments and cash by $944 million, total assets by $1.1 billion, and total liabilities by $1.0 billion, compared with the amounts that would have been reported for the second quarter of 2006 if the exchange rate had remained unchanged from December 31, 2005.

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

     On a consolidated basis, we attempt to minimize the exposure of our shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities, by the Parent Company's issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on Page 43 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	June 30,	December 31,
(In millions)	2006	2005

Aflac Japan yen-denominated net assets	$1,530	$2,184
Parent Company yen-denominated net liabilities	(1,089)	(1,403)

Consolidated yen-denominated net assets subject to
foreign currency translation fluctuations	$441	$781

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

	June 30,			December 31,
(In millions)	2006			2005

Yen/dollar exchange rates	100.24	115.24*	130.24	103.07	118.07*	133.07

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,084	$18,339	$16,227	$21,732	$18,971	$16,832
Perpetual debentures	3,985	3,467	3,067	4,191	3,659	3,246
Equity securities	34	29	26	70	61	54
Securities held to maturity:
Fixed maturities	14,875	12,939	11,449	12,428	10,849	9,626
Perpetual debentures	4,898	4,260	3,769	4,779	4,172	3,702
Cash and cash equivalents	407	354	314	553	483	429
Other financial instruments	14	13	11	35	31	27

Subtotal	45,297	39,401	34,863	43,788	38,226	33,916

Liabilities:
Notes payable	714	621	549	1,083	945	839
Cross-currency swaps	554	482	427	539	471	417
Japanese policyholder
protection fund	225	195	173	232	203	180

Subtotal	1,493	1,298	1,149	1,854	1,619	1,436

Net yen-denominated
financial instruments	43,804	38,103	33,714	41,934	36,607	32,480
Other yen-denominated assets	5,540	4,819	4,264	5,332	4,654	4,130
Other yen-denominated liabilities	(48,837)	(42,481)	(37,588)	(46,371)	(40,480)	(35,917)

Consolidated yen-denominated
net assets subject to foreign
currency fluctuation	$507	$441	$390	$895	$781	$693

*Actual period-end exchange rate

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

     At June 30, 2006, we had $432 million of net unrealized losses on total debt securities, compared with $2.5 billion of net unrealized gains on total debt securities at December 31, 2005. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2006, and December 31, 2005, would be as follows:

	June 30,	December 31,
(In millions)	2006	2005

Effect on yen-denominated debt securities	$(4,145)	$(4,190)
Effect on dollar-denominated debt securities	(787)	(832)

Effect on total debt securities	$(4,932)	$(5,022)

     Changes in the interest rate environment drive fair value and as a result directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. The net unrealized losses at June 30, 2006, relate to securities in both our available-for-sale and held-to-maturity portfolios. We do not expect to realize a majority of these unrealized losses because we have the intent and ability to hold such securities to maturity or until recovery of value. Likewise, should unrealized gains occur because of decreases in market yields, we would not expect to realize these gains.

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

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	June 30,	December 31,	June 30,		December 31,
(In millions)	2006	2005	2006		2005

Securities available for sale, at fair value:
Fixed maturities	$21,181	$21,907	$6,133	*	$6,134	*
Perpetual debentures	3,686	3,888	444		482
Equity securities	29	61	26		23

Total available for sale	24,896	25,856	6,603		6,639

Securities held to maturity, at amortized cost:
Fixed maturities	12,939	10,849	18		18
Perpetual debentures	4,260	4,172	-		-

Total held to maturity	17,199	15,021	18		18

Total investment securities	$42,095	$40,877	$6,621		$6,657

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $94 in 2006 and $100 in 2005.

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

Investment Securities by Type of Issuance

	June 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,105	$15,926	$14,872	$16,540
Perpetual debentures	173	162	203	210
Equity securities	14	51	14	51

Total publicly issued	15,292	16,139	15,089	16,801

Privately issued securities:
Fixed maturities	24,670	23,691	21,855	22,441
Perpetual debentures	8,429	8,129	8,224	8,412
Equity securities	3	4	16	33

Total privately issued	33,102	31,824	30,095	30,886

Total investment securities	$48,394	$47,963	$45,184	$47,687

     The fair values of our debt securities at June 30, 2006, were relatively unchanged from December 31, 2005, as a result of the offsetting effects of a rising interest rate environment and a stronger yen/dollar exchange rate.

     Of our total debt securities, privately issued securities accounted for 68.4%, at amortized cost, as of June 30, 2006, compared with 66.6% at December 31, 2005. Privately issued securities held by Aflac Japan at amortized cost accounted for $30.8 billion, or 63.7%, of total debt securities at June 30, 2006, and $27.9 billion, or 61.8%, of total debt securities at December 31, 2005. Reverse-dual currency debt securities accounted for $9.5 billion, or 28.8%, of total privately issued securities as of June 30, 2006, compared with $8.9 billion, or 29.6%, of total privately issued securities at December 31, 2005. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2006	December 31, 2005	June 30, 2005

AAA	11.0%	6.1%	7.1%
AA	48.1	45.5	27.0
A	38.2	42.9	54.0
BBB	2.7	5.5	11.9

	100.0%	100.0%	100.0%

     The large percentage of securities purchased in categories rated A or better reflects the availability of investments of suitable quality that also met our yield targets.

     The distributions of debt securities we own, by credit rating, were as follows:

	June 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	4.4%	4.4%	4.0%	3.9%
AA	35.6	36.9	33.7	34.9
A	37.9	37.5	38.9	38.7
BBB	20.0	19.4	21.1	20.6
BB or lower	2.1	1.8	2.3	1.9

Total	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. The increase in AAA- and AA-rated holdings compared with December 31, 2005, resulted from purchases and credit rating upgrades. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security's fair value and its unrealized gain/loss are reflected on the balance sheet.

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

Below-Investment-Grade Securities

	June 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$309	$224	$302	$236
KLM Royal Dutch Airlines	260	219	254	227
Ford Motor Credit	260	212	254	209
Ford Motor Company	123	92	123	84
LeGrand	*	*	46	52
Cooper Tire & Rubber Co.	45	44	45	45
Tennessee Gas Pipeline	31	31	31	33
Wendy's International	14	14	*	*

Total	$1,042	$836	$1,055	$886

*Investment grade at respective reporting date

     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer's credit position as well as current market pricing and other factors, such as the issuer's or security's inclusion on a credit rating downgrade watch list. Split-rated securities as of June 30, 2006, represented .3% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

Amortized		Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Tyco Electronics AMP (AMP Japan)	$52	Ba1	BBB+	BBB+	Investment Grade
LeGrand	46	Baa3	BB+	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Wendy's International	14	Baa3	BB+	N/R*	Below Investment Grade

*Not rated

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of June 30, 2006.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$30,118	$30,702	64.1%	$1,761	$1,177
Below-investment-grade securities	1,042	836	1.7	1	207
Held-to-maturity securities:
Investment-grade securities	17,217	16,370	34.2	287	1,134

Total	$48,377	$47,908	100.0%	$2,049	$2,518

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2006.

Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale
securities:
Investment-grade
securities	$15,727	$1,177	$8,404	$283	$5,176	$570	$2,147	$324
Below-investment-
grade securities	975	207	44	2	270	49	661	156
Held-to-maturity
securities:
Investment-grade
securities	12,322	1,134	3,797	163	5,154	454	3,371	517

Total	$29,024	$2,518	$12,245	$448	$10,600	$1,073	$6,179	$997

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2006.

Percentage Decline from Amortized Cost

	Total	Total	Less than 20%		20% to 34%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$15,727	$1,177	$15,371	$1,086	$356	$91
Below-investment-
grade securities	975	207	602	95	373	112
Held-to-maturity securities:
Investment-grade securities	12,322	1,134	12,027	1,064	295	70

Total	$29,024	$2,518	$28,000	$2,245	$1,024	$273

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2006.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Ahold	BB	$309	$224	$85
CSAV	BBB	208	153	55
Nordea Bank	A	347	293	54
Unique Zurich Airport	BBB	321	271	50
Union Fenosa	BBB	321	273	48
Ford Motor Credit	BB	260	212	48
EFG EuroBank Ergasias	A	294	249	45
United Mexican States	BBB	370	326	44
Israel Electric	BBB	736	694	42
National Bank of Greece	A	260	219	41

*Not rated

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in the interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, there were no impairment charges recognized during the six-month period ended June 30, 2006. Impairment charges recognized during the six-month period ended June 30, 2005 were immaterial.

     Realized losses on investment-grade debt securities were as follows:

Realized Losses on Debt Securities

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of
consecutive unrealized loss:
Less than six months	$202	$4	$271	$8
Six months to 12 months	81	6	95	7

Total	$283	$10	$366	$15

     Realized losses on investment-grade securities in an unrealized loss position for more than 12 months were immaterial for both the second quarter and the six-month period ended June 30, 2006. There were no disposals of below-investment-grade securities, which resulted in losses during the first six months of 2006.

     As part of our investment activities, we have investments in variable interest entities (VIEs) and qualifying special purpose entities (QSPEs). See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

     Cash, cash equivalents, and short-term investments totaled $925 million, or 1.9% of total investments and cash, as of June 30, 2006, compared with $1.3 billion, or 2.6% at December 31, 2005.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.9 billion at June 30, 2006, an increase of $306 million, or 5.5%, compared with $5.6 billion at December 31, 2005. The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2006	December 31, 2005

Aflac Japan	$3,850	$3,624
Aflac U.S.	2,046	1,966

     Aflac Japan's deferred policy acquisition costs increased 6.2% (3.7% increase in yen) for the six months ended June 30, 2006. Deferred policy acquisition costs of Aflac U.S. increased 4.1% for the six-month period ended June 30, 2006. The stronger yen at June 30, 2006, increased reported deferred policy acquisition costs by $92 million.

Policy Liabilities

     Policy liabilities totaled $45.0 billion at June 30, 2006, an increase of $2.6 billion, or 6.2% compared with $42.3 billion at December 31, 2005. The following table presents policy liabilities by segment.

(In millions)	June 30, 2006	December 31, 2005

Aflac Japan	$39,907	$37,556
Aflac U.S.	5,054	4,771

     Aflac Japan's policy liabilities increased 6.3% (3.7% increase in yen) for the six months ended June 30, 2006. Policy liabilities of Aflac U.S. increased 5.9% for the six-month period ended June 30, 2006. The stronger yen at June 30, 2006, increased reported policy liabilities by $957 million. The increase in total policy liabilities reflected the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.1 billion at June 30, 2006, compared with $1.4 billion at December 31, 2005. The ratio of debt to total capitalization (debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities) was 14.0% as of June 30, 2006, compared with 18.8% as of December 31, 2005. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at June 30, 2006.

Off-Balance Sheet Arrangements

     As of June 30, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

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

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company's yen-denominated liabilities (Samurai notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was $100 million, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At June 30, 2006, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 50.8 billion yen, compared with 92.3 billion yen at December 31, 2005. The decrease in our yen-denominated net asset position resulted from a decrease in Aflac Japan's yen-denominated net asset position as a result of the effect of rising interest rates partially offset by the decrease in the Parent Company's yen-denominated liabilities as a result of the 2001 Samurai maturity.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $452 million in the first half of 2006, compared with $356 million for the same period in 2005. During the first six months of 2006, Aflac paid $35 million to the Parent Company for management fees, compared with $23 million for the same period of 2005. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion, capital expenditures and our share repurchase program. In February 2006, we filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen (approximately $868 million using the June 30, 2006, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons or entities. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

Consolidated Cash Flows by Activity

(In millions)	2006	2005

Operating activities	$2,179	$2,356
Investing activities	(2,037)	(4,543)
Financing activities	(526)	(154)
Exchange effect on cash and cash equivalents	11	(44)

Net change in cash and cash equivalents	$(373)	$(2,385)

Operating Activities

     In the first half of 2006, consolidated cash flow from operations decreased 7.6%, compared with the first six months of 2005. The decrease in cash flows primarily resulted from the increase in Aflac Japan's tax payments. The following table summarizes operating cash flows by source for the six-month periods ended June 30.

Cash Provided by Operating Activities

(In millions)	2006	2005

Aflac Japan	$1,664	$1,901
Aflac U.S. and Other Operations	515	457

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

Cash Provided (Used) by Investing Activities

(In millions)	2006	2005

Aflac Japan	$(1,555)	$(1,709)
Aflac U.S. and Other Operations	(482)	(2,835)

     Cash flows for Aflac U.S. and Other Operations for the first half of 2005 included the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 4% of the year-to-date average investment portfolio of debt securities available for sale during the six-month period ended June 30, 2006, compared with approximately 2% a year ago. The increase in dispositions before maturity during the first half of 2006 primarily resulted from sales in conjunction with our bond-swap program.

Financing Activities

     Consolidated cash used by financing activities was $526 million in the first six months of 2006, compared with $154 million for the same period of 2005. The increase in cash used in financing primarily resulted from the pay-off of the 2001 Samurai notes in June 2006. Cash provided by investment-type contracts was $111 million in the first six months of 2006, compared with $127 million a year ago.

     The following table presents a summary of treasury stock activity during the six-month periods ended June 30.

(In millions)	2006	2005

Treasury stock purchases	$197	$225

Shares purchased	4,120	5,650

Stock issued from treasury	$23	$27

Shares issued	1,595	2,482

     Dividends to shareholders in the first half of 2006 of $.26 per share increased 18.2% over the same period of 2005. The following table presents the sources of dividends paid to shareholders for the six-month periods ended June 30.

(In millions)	2006	2005

Dividends paid in cash	$123	$105
Dividends through issuance of treasury shares	7	5

Total dividends to shareholders	$130	$110

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow transfers of funds from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first six months of 2006, Aflac Japan paid $12 million to the Parent Company for management fees, compared with $15 million for the same period in 2005. Expenses allocated to Aflac Japan were $15 million for the six-month period ended June 30, 2006, compared with $14 million a year ago. During the first six months of 2006, Aflac Japan remitted profits of $355 million (40.0 billion yen) to Aflac U.S., compared with $184 million (20.0 billion yen) in the first half of 2005. We determine the timing of profit remittances based on corporate needs. In July 2006, Aflac Japan repatriated an additional 10.0 billion yen of profits. For the full year, 2006 profit remittances will total 50.0 billion yen, compared with full-year remittances of 41.2 billion yen in 2005.

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

Other

     In July 2006, the board of directors declared the third quarter cash dividend of $.13 per share. The dividend is payable on September 1, 2006, to shareholders of record at the close of business on August 18, 2006. In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of June 30, 2006, approximately 43 million shares were available for purchase under our share repurchase programs.

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

Internal Control Over Financial Reporting

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors.

     There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     During the second quarter of 2006, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number of
			of Shares	Shares that
			Purchased	May Yet Be
	(a) Total		as Part of	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	-	$-	-	44,843,263
May 1 - May 31	2,051,800	47.80	2,051,800	42,791,463
June 1 - June 30	-	-	-	42,791,463

Total	2,051,800	$47.80	2,051,800	42,791,463

Of the shares available for purchase under current board authorizations, 12,791,463 shares relate to a repurchase authorization approved by the board and announced in February 2004. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2006.

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

10.12	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135324, Exhibit 4.1.
10.13	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders' Proxy Statement, Exhibit A (File No. 001-07434).
10.14	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.15	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.16	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.17	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.18	*	-

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

10.32	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15.0		-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 7, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 7, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated August 7, 2006, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Aflac Incorporated

August 7, 2006	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

August 7, 2006	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer

Exhibit Index
11.0	-	Statement regarding the computation of per-share earnings for the Registrant.

12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 7, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated August 7, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.0	-	Certification of CEO and CFO dated August 7, 2006, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.