Form 10-Q
period 2006-09-30
AFLAC INC
filed 2006-11-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number: 001-07434

Aflac Incorporated
(Exact name of registrant as specified in its charter)

GEORGIA	58-1167100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1932 Wynnton Road, Columbus, Georgia	31999
(Address of principal executive offices)	(ZIP Code)

706.323.3431
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past

90 days.	☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 31, 2006
Common Stock, $.10 Par Value	494,503,936 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005	2006	2005
Revenues:
Premiums, principally supplemental health insurance	$3,102	$2,997	$9,200	$9,058
Net investment income	548	522	1,614	1,554
Realized investment gains (losses)	11	140	75	155
Other income (losses)	11	10	40	29
Total revenues	3,672	3,669	10,929	10,796
Benefits and expenses:
Benefits and claims	2,291	2,237	6,715	6,733
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	137	129	425	399
Insurance commissions	325	319	975	986
Insurance expenses	334	311	973	922
Interest expense	4	6	14	17
Other operating expenses	24	22	71	72
Total acquisition and operating expenses	824	787	2,458	2,396
Total benefits and expenses	3,115	3,024	9,173	9,129
Earnings before income taxes	557	645	1,756	1,667
Income taxes	190	190	606	548
Net earnings	$ 367	$ 455	$1,150	$1,119
Net earnings per share:
Basic	$ .74	$ .91	$ 2.32	$ 2.23
Diluted	.73	.90	2.29	2.20
Common shares used in computing earnings per share (In thousands):
Basic	494,923	500,557	496,626	501,555
Diluted	500,952	507,323	502,926	508,250
Cash dividends per share	$ .13	$ .11	$ .39	$ .33

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(In millions - Unaudited)	2006	2005
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $26,454 in 2006 and $25,860 in 2005)	$ 27,938	$ 28,142
Perpetual debentures (amortized cost $4,259 in 2006 and $4,255 in 2005)	4,256	4,370
Equity securities (cost $17 in 2006 and $30 in 2005)	38	84
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $12,451 in 2006 and $10,839 in 2005)	12,864	10,867
Perpetual debentures (fair value $4,150 in 2006 and $4,252 in 2005)	4,157	4,172
Other investments	55	57
Cash and cash equivalents	1,378	1,297
Total investments and cash	50,686	48,989
Receivables, primarily premiums	522	479
Receivables for security transactions	-	105
Accrued investment income	506	484
Deferred policy acquisition costs	5,930	5,590
Property and equipment, at cost less accumulated depreciation	450	448
Other	259	266
Total assets	$ 58,353	$ 56,361

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2006	2005
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$40,142	$37,853
Unpaid policy claims	2,660	2,504
Unearned premiums	639	594
Other policyholders’ funds	1,527	1,378
Total policy liabilities	44,968	42,329
Notes payable	1,439	1,395
Income taxes	2,260	2,577
Payables for return of cash collateral on loaned securities	440	622
Other	1,219	1,511
Commitments and contingent liabilities (Notes 8 and 9)
Total liabilities	50,326	48,434
Shareholders’ equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 655,366
shares in 2006 and 654,522 shares in 2005	66	65
Additional paid-in capital	866	791
Retained earnings	9,005	8,048
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	74	77
Unrealized gains on investment securities	1,275	1,917
Minimum pension liability adjustment	(37)	(37)
Treasury stock, at average cost	(3,222)	(2,934)
Total shareholders’ equity	8,027	7,927
Total liabilities and shareholders’ equity	$58,353	$56,361
Shareholders’ equity per share	$16.23	$15.89

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions, except for per-share amounts - Unaudited)	2006	2005
Common stock:
Balance, beginning of period	$65	$65
Exercise of stock options	1	-
Balance, end of period	66	65
Additional paid-in capital:
Balance, beginning of period	791	676
Exercise of stock options, including income tax benefits	22	33
Share-based compensation	25	23
Gain on treasury stock reissued	28	22
Balance, end of period	866	754
Retained earnings:
Balance, beginning of period	8,048	6,785
Net earnings	1,150	1,119
Dividends to shareholders ($.39 per share in 2006 and $.33 per share in 2005)	(193)	(166)
Balance, end of period	9,005	7,738
Accumulated other comprehensive income:
Balance, beginning of period	1,957	2,611
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(3)	(95)
Change in unrealized gains (losses) on investment securities during period, net of income taxes	(642)	(241)
Minimum pension liability adjustment during period, net of income taxes	-	1
Balance, end of period	1,312	2,276
Treasury stock:
Balance, beginning of period	(2,934)	(2,561)
Purchases of treasury stock	(327)	(317)
Cost of shares issued	39	51
Balance, end of period	(3,222)	(2,827)
Total shareholders’ equity	$8,027	$8,006

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2006	2005
Cash flows from operating activities:
Net earnings	$1,150	$1,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(28)	(23)
Increase in deferred policy acquisition costs	(339)	(339)
Increase in policy liabilities	2,473	2,555
Change in income tax liabilities	(8)	177
Realized investment (gains) losses	(75)	(155)
Other, net	71	130
Net cash provided by operating activities	3,244	3,464
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	2,046	1,840
Fixed maturities matured	257	490
Perpetual debentures sold	1	35
Equity securities sold	46	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,001)	(2,580)
Perpetual debentures	-	(429)
Securities held to maturity:
Fixed maturities	(2,033)	(2,290)
Cash received as collateral on loaned securities, net	(186)	(2,558)
Other, net	(14)	(19)
Net cash used by investing activities	$(2,884)	$(5,511)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2006	2005
Cash flows from financing activities:
Proceeds from borrowings	$382	$360
Principal payments under debt obligations	(360)	(6)
Purchases of treasury stock	(327)	(317)
Change in investment-type contracts, net	157	195
Dividends paid to shareholders	(183)	(158)
Treasury stock reissued	29	39
Other, net	19	33
Net cash (used) provided by financing activities	(283)	146
Effect of exchange rate changes on cash and cash equivalents	4	(50)
Net change in cash and cash equivalents	81	(1,951)
Cash and cash equivalents, beginning of period	1,297	3,813
Cash and cash equivalents, end of period	$1,378	$1,862
Supplemental disclosures of cash flow information:
Income taxes paid	$569	$367
Interest paid	9	12
Noncash financing activities:
Capitalized lease obligations	6	1
Treasury shares issued for:
Associate stock bonus	26	25
Shareholder dividend reinvestment	10	8
Stock compensation grants	2	1

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions - Unaudited)	2006	2005	2006	2005
Net earnings	$367	$455	$1,150	$1,119
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	(3)	6	(8)	33
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	1,076	(1,039)	(913)	(239)
Reclassification adjustment for realized (gains) losses included in net earnings	(11)	(140)	(75)	(155)
Minimum pension liability adjustment during period	-	-	-	1
Total other comprehensive income (loss) before income taxes	1,062	(1,173)	(996)	(360)
Income tax expense (benefit) related to items of other comprehensive income	405	(376)	(351)	(26)
Other comprehensive income (loss) net of income taxes	657	(797)	(645)	(334)
Total comprehensive income (loss)	$1,024	$(342)	$505	$785

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

In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2006 and December 31, 2005, the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2005.

New Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The provisions of SFAS 158 apply to all plan sponsors who offer defined benefit postretirement plans. SFAS 158 requires a plan sponsor to recognize the plan’s funded status as an asset or liability in its balance sheet, and to measure plan assets and liabilities as of the end of the sponsor’s fiscal year. It also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. However, SFAS 158 does not change the amount of net periodic benefit cost, or expense, included in net earnings. The recognition and disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged. We do not expect the adoption of this statement to have a significant impact on our financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  Where applicable, this Statement simplifies and codifies related guidance within GAAP.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier application encouraged under limited circumstances.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financials. Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB 108 applies to SEC registrants and is effective for fiscal years ending after November 15, 2006. We are presently evaluating the requirements of SAB 108 and cannot determine its effect on our financial position or results of operations until our evaluation is complete.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). The provisions of SFAS 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Earlier adoption is permitted. SFAS 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS 133. It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS 140. Furthermore, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. In accordance with the standard’s early adoption provisions, we adopted the provisions of SFAS 155 on January 1, 2006. The adoption of this standard did not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R).  This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS 123R establishes the accounting for grants of share-based awards in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or transactions that may be settled by the issuance of those equity instruments.  SFAS 123R requires that companies use a fair value method to value share-based awards and recognize the related compensation expense in net earnings.  The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, were effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application was encouraged.  In accordance with the standard's early adoption provisions, we began accounting for share-based awards using the modified-retrospective application method effective January 1, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Revenues:
Aflac Japan:
Earned premiums	$ 2,204	$ 2,177	$ 6,558	$ 6,648
Net investment income	430	410	1,260	1,232
Other income	9	7	21	23
Total Aflac Japan	2,643	2,594	7,839	7,903
Aflac U.S.:
Earned premiums	898	820	2,642	2,410
Net investment income	120	107	345	313
Other income	3	2	7	7
Total Aflac U.S.	1,021	929	2,994	2,730
Other business segments	8	10	30	28
Total business segment revenues	3,672	3,533	10,863	10,661
Realized investment gains (losses)	11	140	75	155
Corporate	11	35	62	54
Intercompany eliminations	(22)	(39)	(71)	(74)
Total revenues	$ 3,672	$ 3,669	$ 10,929	$ 10,796

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Pretax earnings:
Aflac Japan	$ 407	$ 392	$ 1,264	$ 1,178 *
Aflac U.S.	162	133	459	396
Other business segments	-	(3)	2	(1)
Total business segments	569	522	1,725	1,573
Interest expense, noninsurance operations	(3)	(5)	(12)	(15)
Corporate and eliminations	(15)	(9)	(32)	(34)
Pretax operating earnings	551	508	1,681	1,524
Realized investment gains (losses)	11	140	75	155
Impact from SFAS 133	(5)	(3)	-	(12)
Total earnings before income taxes	$ 557	$ 645	$ 1,756	$ 1,667
Income taxes applicable to pretax operating earnings	$ 188	$ 175	$ 579	$ 530
Effect of foreign currency translation on operating earnings	(6)	(2)	(39)	6

*Includes a charge of $18 related to the write-down of previously capitalized systems development costs for Aflac Japan’s administration system.

Assets were as follows:

	September 30,	December 31,
(In millions)	2006	2005
Assets:
Aflac Japan	$ 47,444	$ 46,200
Aflac U.S.	10,070	9,547
Other business segments	94	90
Total business segments	57,608	55,837
Corporate	9,686	9,559
Intercompany eliminations	(8,941)	(9,035)
Total assets	$ 58,353	$ 56,361

3.   INVESTMENTS

Realized Investment Gains and Losses

During the quarter ended September 30, 2006, we realized pretax investment gains of $11 million (after-tax, $7 million, or $.01 per diluted share) primarily as a result of securities sales. For the nine months ended September 30, 2006, we realized pretax investment gains of $75 million (after-tax $47 million, or $.10 per diluted share) as a result of securities sales and bond swaps. The bond swaps executed during the first and second quarters of 2006 conclude the bond-swap program that we began in the third quarter of 2005 to take advantage of tax loss carryforwards. Impairment charges were immaterial during the nine months ended September 30, 2006.

For the quarter ended September 30, 2005, we realized pretax investment gains of $140 million (after-tax, $89 million, or $.18 per diluted share) primarily as a result of the execution of bond swaps that enabled the Company to take advantage of tax loss carryforwards. For the nine months ended September 30, 2005, we realized pretax investment gains of $155 million (after-tax, $99 million, or $.19 per diluted share). Impairment charges were immaterial during the nine months ended September 30, 2005.

Unrealized Investment Gains and Losses

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2006	2005
Unrealized gains on securities available-for-sale	$ 1,502	$ 2,452
Unamortized unrealized gains on securities transferred to held to maturity	393	430
Deferred income taxes	(620)	(965)
Shareholders’ equity, net unrealized gains on investment securities	$ 1,275	$ 1,917

The decrease in unrealized gains on available-for-sale securities primarily resulted from a rising interest rate environment.

Special Purpose and Variable Interest Entities

As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At September 30, 2006, available-for-sale QSPEs totaled $2.2 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities), compared with $2.2 billion at fair value ($2.3 billion at amortized cost, or 5.0% of total debt securities) at December 31, 2005. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.8 billion at fair value ($1.9 billion at amortized cost, or 4.0% of total debt securities) at September 30, 2006. We are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.7 billion at amortized cost) and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $239 million at fair value ($241 million at amortized cost) as of September 30, 2006. The loss on any of our VIE investments would be limited to its cost.

Security Lending

We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the term of the loans and are not recorded as sales. We receive cash or other securities as collateral for such loans. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At September 30, 2006, we had security loans outstanding with a fair value of $425 million, and we held cash in the amount of $440 million as collateral for these loaned securities. At December 31, 2005, we had security loans outstanding with a fair value of $605 million, and we held cash in the amount of $622 million as collateral for these loaned securities. For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

4.   FINANCIAL INSTRUMENTS

We have only limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.

We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 5). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2006	2005
Interest rate component	$ 6	$ 6
Foreign currency component	(21)	(22)
Accrued interest component	10	4
Total fair value of cross-currency swaps	$ (5)	$ (12)

The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2006	2005
Balance, beginning of period	$ (22)	$ (91)
Increase (decrease) in fair value of cross-currency swaps	7	44
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(6)	7
Balance, end of period	$ (21)	$ (40)

We have also entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). By entering into these contracts, we have been able to lock-in our interest expense at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the three-month period ended September 30, 2006.

5.   NOTES PAYABLE

A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2006	2005
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	$ 127	$ -
2.26% notes due September 2016 (principal amount 10 billion yen)	85	-
Variable interest rate notes due September 2011 (.71% at September 2006, principal amount 20 billion yen)	170	-
Yen-denominated Samurai notes:
.87% notes paid June 2006 (principal amount 40 billion yen)	-	339
.96% notes due June 2007 (principal amount 30 billion yen)	254	254
.71% notes due July 2010 (principal amount 40 billion yen)	339	339
6.50% senior notes due April 2009	450	450
Capitalized lease obligations payable through 2012	14	13
Total notes payable	$ 1,439	$ 1,395

In August 2006, the Parent Company filed a Shelf Registration Statement with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Uridashi notes in Japan. In September 2006, the Parent Company issued three tranches of Uridashi notes totaling 45 billion yen. The first tranche totaled 15 billion yen and has a five-year maturity. The second tranche totaled 10 billion yen and has a 10-year maturity. The third tranche totaled 20 billion yen and has a five-year maturity and a variable interest coupon of six-month yen LIBOR plus a spread. We have entered into interest rate swaps related to the 20 billion yen variable interest rate notes (see Note 4). Each tranche of Uridashi notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. If issued, the 55 billion yen of Uridashi notes remaining under the August 2006 Shelf Registration Statement will not be available to U.S. persons.

In 2001, 2002, and 2005 the Parent Company issued yen-denominated Samurai notes, each with five-year maturities. Each series of Samurai notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. In June 2006, we paid in full the .87% Samurai notes issued in 2001.

For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated all of our yen-denominated notes payable as a hedge of the foreign currency exposure of our investment in Aflac Japan. We have also designated the interest rate swaps on our variable interest rate Uridashi notes as a hedge of the variability in our interest cash flows associated with these notes.

The Parent Company filed a Shelf Registration Statement with Japanese regulatory authorities in February 2006 to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons.

In 1999, we issued $450 million of senior notes. These notes pay interest semiannually and are redeemable at our option at any time with a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

We were in compliance with all of the covenants of our notes payable at September 30, 2006. No events of default or defaults occurred during the nine months ended September 30, 2006.

6.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30.

(In thousands of shares)	2006	2005
Common stock - issued:
Balance, beginning of period	654,522	652,628
Exercise of stock options	844	1,237
Balance, end of period	655,366	653,865
Treasury stock:
Balance, beginning of period	155,628	149,020
Purchases of treasury stock:
Open market	7,131	7,582
Other	2	156
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,093)	(1,148)
Exercise of stock options	(884)	(1,767)
Other	(84)	(261)
Balance, end of period	160,700	153,582
Shares outstanding, end of period	494,666	500,283

We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended September 30, 2006, stock options to purchase approximately 2.2 million shares, weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.8 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, stock options to purchase approximately 1.6 million shares, weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.9 million for the nine month period a year ago.

In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of September 30, 2006, approximately 40 million shares were available for purchase under our share repurchase programs.

7.   SHARE-BASED TRANSACTIONS

The Company has two long-term incentive compensation plans. The first is a stock option plan, which allows grants for both incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and time-based vesting conditions. The strike price of options granted under this plan is equal to the fair market value of a share of our common stock at the date of grant. At September 30, 2006, approximately 760 thousand shares were available for future grants under this plan.

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2006, the only performance-based awards issued and outstanding were restricted stock awards. At September 30, 2006, approximately 24 million shares were available for future grants under this plan.

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

The following table provides information on stock options outstanding and exercisable.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share
Outstanding at September 30, 2006	20,088	$ 29.55
Exercisable at September 30, 2006	16,730	26.95

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding was $328 million, with a weighted-average remaining term of 5.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $316 million, with a weighted-average remaining term of 4.6 years. We received $26 million and $41 million in cash from the exercise of stock options during the nine-month periods ended September 30, 2006 and 2005, respectively. The tax benefit realized as a result of stock option exercises was $12 million for the first nine months of 2006, compared with $27 million in the first nine months of 2005.

As of September 30, 2006, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $18 million, of which $8 million (309 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

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

8.   BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$ 2	$ 2	$ 2	$ 1	$ 6	$ 7	$ 4	$ 5
Interest cost	1	2	1	2	2	7	2	6
Expected return on plan assets	(1)	(2)	(1)	(1)	(1)	(6)	(1)	(4)
Amortization of net actuarial loss	1	1	1	1	2	3	2	2
Net periodic benefit cost	$ 3	$ 3	$ 3	$ 3	$ 9	$ 11	$ 7	$ 9

As of September 30, 2006, approximately $17 million (using the September 30, 2006 exchange rate) had been contributed to the Japanese pension plan. As of September 30, 2006, $20 million had been contributed to the U.S. pension plan.

For additional information regarding our Japanese and U.S. pension plans, see Note 11 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005.

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

We have entered into an outsourcing agreement with IBM to provide mainframe computer operations and support for our Japanese operations. The agreement has a term of 10 years with an aggregate cost of 28.2 billion yen ($240 million using the September 30, 2006 exchange rate).

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The September 30, 2006, and 2005, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on Page 20.

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2006, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2006, and 2005, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006, and 2005.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective January 1, 2005.

Atlanta, Georgia
November 6, 2006

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements.  We desire to take advantage of these provisions.  This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC).  Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments.  Furthermore, forward-looking information is subject to numerous assumptions, risks, and uncertainties.  In particular, statements containing words such as “expect,” “anticipate,” “believe,” “goal,” “objective,” “may,” “should,” “estimate,” “intends,” “projects,” “will,” “assumes,” “potential,” “target,” or similar words as well as specific projections of future results, generally qualify as forward-looking.  Aflac undertakes no obligation to update such forward-looking statements.

We caution readers that the following factors, in addition to other factors mentioned from time to time could cause actual results to differ materially from those contemplated by the forward-looking statements:

•                legislative and regulatory developments

•                assessments for insurance company insolvencies

•                competitive conditions in the United States and Japan

•                new product development and customer response to new products and new marketing initiatives

•                ability to attract and retain qualified sales associates and employees

•                ability to repatriate profits from Japan

•                changes in U.S. and/or Japanese tax laws or accounting requirements

•                credit and other risks associated with Aflac’s investment activities

•                significant changes in investment yield rates

•                fluctuations in foreign currency exchange rates

•                deviations in actual experience from pricing and reserving assumptions including, but not limited to, morbidity, mortality, persistency, expenses, and investment yields

•                level and outcome of litigation

•                downgrades in the Company’s credit rating

•                changes in rating agency policies or practices

•                subsidiary’s ability to pay dividends to Parent Company

•                ineffectiveness of hedging strategies

•                catastrophic events

•                general economic conditions in the United States and Japan

COMPANY OVERVIEW

Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan.  The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan).  Most of Aflac’s policies are individually underwritten and marketed through independent agents.  Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2005, to September 30, 2006.  As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations.  The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities.  The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments.  The application of these critical accounting estimates determines the values at which 95% of our assets and 85% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity.  Subsequent experience or use of other assumptions could produce significantly different results.  There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2006.  For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2005.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	In millions		Per Diluted Share		In millions		Per Diluted Share
Net earnings	$ 367	$ 455	$ .73	$ .90	$ 1,150	$ 1,119	$ 2.29	$ 2.20
Items impacting net earnings, net of tax:
Realized investment gains (losses)	7	89.01		.18	47	99.10		.19
Impact from SFAS 133	(3)	(1)	-	(.01)	-	(8)	-	(.02)
Release of deferred tax asset valuation allowance	-	34	-	.07	-	34	-	.07

Realized Investment Gains and Losses

Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability.  We do not purchase securities with the intent of generating capital gains or losses.  However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers and/or tax planning strategies.  The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.  Realized investment gains in the first nine months of 2006 primarily resulted from securities sales and bond swaps.  The bond swaps executed during the first and second quarters of 2006 conclude the bond-swap program that we began in the third quarter of 2005 to take advantage of tax loss carryforwards.  Realized investment gains in the first nine months of 2005 primarily resulted from our bond-swap program and sales transactions in the normal course of business.

Impact from SFAS 133

We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation (see Notes 4 and 5 of the Notes to the Consolidated Financial Statements).  The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount.  However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swap, which does not qualify for hedge accounting, be reflected in net earnings (other income).  This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations.  At maturity, the swaps’ fair value and their initial contract fair value will be equal, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero.  We have the ability and intent to retain the cross-currency swaps until their maturity.  The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

During the third quarter of 2006, we entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5).  By entering into these contracts, we have been able to lock-in our interest expense at 1.52% in yen.  We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes.  The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception.  Changes in the fair value of the swap contracts are recorded in other comprehensive income.  The fair value of these swaps and related changes in fair value were immaterial during the three-month period ended September 30, 2006.

We have issued yen-denominated Samurai and Uridashi notes.  We have designated these notes as a hedge of our investment in Aflac Japan.  If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income).  The ineffective portion would be included in the impact from SFAS 133.  These hedges were effective during the nine-month period ended September 30, 2006; therefore, there was no impact on net earnings.  See Note 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2005, for additional information.

Nonrecurring Items

During the third quarter of 2005, we received regulatory approval for a change in the allocation of expenses incurred by the Parent Company.  The change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company allows it to take advantage of its nonlife operating losses.  As a result, we recognized a benefit of $34 million, or $.07 per diluted share due to the release of a valuation allowance for deferred tax assets related to the Parent Company’s nonlife operating losses.

Foreign Currency Translation

Aflac Japan’s premiums and most of its investment income are received in yen.  Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities.  These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes.  We translate Aflac Japan’s yen-denominated income statement into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period.  However, it is important to distinguish between translating and converting foreign currency.  Except for a limited number of transactions, we do not actually convert yen into dollars.

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results.  In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported.  When the yen strengthens, translating yen into dollars causes more dollars to be reported.  Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period.  As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our Company or shareholders.  Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance excluding the impact of foreign currency translation.

Income Taxes

Our combined U.S. and Japanese effective income tax rate on net earnings was 34.5% for the nine-month period ended September 30, 2006, compared with 32.9% for the same period in 2005.  The lower effective tax rate in 2005 is due to the release of a $34 million valuation allowance for deferred tax assets recorded in the third quarter of 2005 (see Nonrecurring Items above).

Earnings Guidance

We communicate earnings guidance in this report based on the growth in net earnings per diluted share.  However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results.  Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings.  In comparing period-over-period results, we exclude the effect of realized investment gains and losses, the impact from SFAS 133 and nonrecurring items.  We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.

Subject to the preceding assumptions, our objective for 2006 is to achieve net earnings per diluted share of at least $2.92, an increase of 15.0% over 2005.  If we achieve this objective, the following table shows the likely results for 2006 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2006 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average Yen/Dollar Exchange Rate		Net Earnings Per Share	% Growth Over 2005	Yen Impact on EPS
100.00		$3.07	20.9%	$ .15
105.00		2.99	17.7	.07
109.88	**	2.92	15.0	-
115.00		2.86	12.6	(.06)
120.00		2.81	10.6	(.11)

 *    Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2006 and 2005; and assumes no impact from currency translation in 2006

**   Actual 2005 weighted-average exchange rate

Our objective for 2007 is to increase net earnings per diluted share by 15% to 16%, on the basis described above.

INSURANCE OPERATIONS

Aflac’s insurance business consists of two segments:  Aflac Japan and Aflac U.S.  Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings.  GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements.  Furthermore, we are required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets.

We measure and evaluate our insurance segments’ financial performance using operating earnings on a pretax basis.  We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from SFAS 133, and nonrecurring items.  We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business.  Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

AFLAC JAPAN

Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency, and investment yields.  The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Premium income	$ 2,204	$ 2,177	$ 6,558	$ 6,648
Net investment income:
Yen-denominated investment income	271	279	796	852
Dollar-denominated investment income	159	131	464	380
Net investment income	430	410	1,260	1,232
Other income	9	7	21	23
Total operating revenues	2,643	2,594	7,839	7,903
Benefits and claims	1,746	1,728	5,120	5,249
Operating expenses:
Amortization of deferred policy acquisition costs	70	69	212	213
Insurance commissions	212	214	645	681
Insurance and other expenses	208	191	598	582
Total operating expenses	490	474	1,455	1,476
Total benefits and expenses	2,236	2,202	6,575	6,725
Pretax operating earnings*	$ 407	$ 392	$ 1,264	$ 1,178
Weighted-average yen/dollar exchange rates	116.17	111.30	115.82	107.79

	In Dollars				In Yen
Percentage change over	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
previous period:	2006	2005	2006	2005	2006	2005	2006	2005
Premium income	1.2%	4.8%	(1.4)%	7.5%	5.8%	6.1%	6.0%	6.4%
Net investment income	4.9	5.0	2.3	7.1	9.6	6.3	9.9	5.9
Total operating revenues	1.9	5.0	(.8)	7.6	6.4	6.2	6.6	6.4
Pretax operating earnings*	3.8	13.2	7.3	15.0	8.4	14.5	15.3	13.7

*        See Page 26 for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force.  Annualized premiums in force in yen increased 5.9% to 1.07 trillion yen as of September 30, 2006, compared with 1.01 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies.  Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.1 billion at September 30, 2006, compared with $8.9 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments).  Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan’s investment income in the first nine months of 2006, compared with 31% a year ago.  In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms.  In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms.  On a constant currency basis, dollar-denominated investment income accounted for approximately 35% of Aflac Japan’s investment income during the first nine months of 2006.  The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

Yen Operating Results

For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Net investment income	9.6%	6.3%	9.9%	5.9%	7.8%	5.9%	7.1%	6.2%
Total operating revenues	6.4	6.2	6.6	6.4	6.2	6.2	6.2	6.5
Pretax operating earnings*	8.4	14.5	15.3	13.7	6.7	14.1	12.6	14.0

 *  See Page 26 for our definition of segment operating earnings.

**   Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues, in dollars:	2006	2005	2006	2005
Benefits and claims	66.1%	66.6%	65.3%	66.4%
Operating expenses:
Amortization of deferred policy acquisition costs	2.6	2.7	2.7	2.7
Insurance commissions	8.0	8.3	8.2	8.6
Insurance and other expenses	7.9	7.3	7.7	7.4
Total operating expenses	18.5	18.3	18.6	18.7
Pretax operating earnings*	15.4	15.1	16.1	14.9

*        See Page 26 for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios.  We have also experienced favorable claim trends in our major product lines.  We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders.  The operating expense ratio decreased slightly in the first nine months.  However, we expect the operating expense ratio to be higher for the year in relation to 2005.  Due to improvement in the benefit ratio, the pretax operating profit margin expanded from 15.1% to 15.4% for the three-month period ended September 30, 2006.  We expect further expansion in the profit margin in 2006 and 2007.

Aflac Japan Sales

As disclosed previously, we had anticipated a decline in Aflac Japan’s new sales in the third quarter.  Total new annualized premium sales in yen declined 11.9% in the third quarter, and 5.8% in the first nine months of 2006.  The following table presents Aflac Japan’s total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
(In millions of dollars and	Three Months		Nine Months		Three Months		Nine Months
billions of yen)	2006	2005	2006	2005	2006	2005	2006	2005
Total new annualized premium sales	$235	$278	$759	$865	27.3	31.0	87.9	93.4
Percentage change over previous period	(15.7)%	6.9%	(12.3)%	5.8%	(11.9)%	8.2%	(5.8)%	4.7%

Although stand-alone medical coverage remained our best-selling product category, medical sales were weak in the third quarter and for the nine months ended September 30, 2006.  The following table details the contributions to total new annualized premium sales by major product for the periods ended September 30.

	Three Months		Nine Months
	2006	2005	2006	2005
Medical policies	35%	38%	34%	38%
Cancer life	27	27	27	24
Ordinary life	23	18	24	18
Rider MAX	9	10	10	12
Other	6	7	5	8
Total	100%	100%	100%	100%

Sales of our medical products, which include our EVER product line, declined 18.0% in the third quarter of 2006 and 16.8% during the first nine months.  We believe these declines are attributable to crowded market conditions and an industry-wide slowdown in medical sales during the first nine months of 2006.  We also believe some of the weakness in medical sales resulted from our agents’ focus on our ordinary life product, WAYS, which was launched in January and continued to sell well in the third quarter.  However, with continued cost pressure on Japan’s health care system, we expect the need for medical products to continue, and we remain encouraged about the outlook for the medical insurance market.  As a result, we continue to believe that the medical category will remain an important part of our product portfolio.

Cancer life sales declined 9.2% in the third quarter of 2006, while sales were up 6.9% for the first nine months of 2006.  Sales of our cancer life policy through Dai-ichi Life declined 6.5% in the third quarter and accounted for 8.8% of total new annualized premium sales, compared with 8.3% in the third quarter of 2005.  Nevertheless, we continue to be pleased with our alliance with Dai-ichi Life.

Ordinary life sales increased 10.6% in the third quarter of 2006, reflecting, in part, strong sales of WAYS.  Unlike traditional life insurance, WAYS allows a policyholder to convert a portion of the life insurance coverage to medical, nursing care, or fixed annuity benefits at retirement age.  We remain very pleased with the initial response to WAYS, which accounted for approximately 7% of new sales in the third quarter and 9% of new sales for the first nine months of 2006.

Our objective for 2006 had been to increase total new annualized premium sales in yen by 5% to 8%.  However, given the challenging market in Japan, we revised our sales expectation downward in July and continue to anticipate total new annualized premium sales to decline for the balance of the year.

We continued to expand our distribution system in Japan.  However, this year marks a shift in our focus from recruiting agencies to increasing the total number of licensed sales associates.  The number of licensed sales associates rose 11.5% to more than 88,300 at September 30, 2006, compared with approximately 79,300 a year ago.

Reflecting changed employment patterns during a period of prolonged economic weakness, as well as changed consumer behavior, Aflac’s sales growth through affiliated corporate agencies has declined for several years.  Furthermore, the market for Aflac Japan’s products has become crowded, and the large worksite environment that affiliated corporate agencies service is not conducive to making face-to-face sales presentations.  As a result, we are encouraging our affiliated corporate agencies to form alliances with individual agents to leverage their experience with these types of sales tactics.  Even though this program began early this year and the formation of these alliances will take time, we believe that they can be effective in helping us improve the sales results of the affiliated corporate agency channel.

More importantly, we are also focusing on enhancing agent training.  Our newly reorganized training department consists of employees from our sales force and other companies who have experience and expertise in face-to-face sales.  The training department is charged with teaching basic consulting skills and prospecting through a two-phased program called Associate Basic Training.  Phase one is the “train the trainer” segment where our core training team educates field training specialists, who are Aflac Japan employees located at various sales offices.  Once the training specialists are fully trained, they will then deliver phase two training to our agents.  Phase two is scheduled to begin in November 2006.

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

The following table presents the results of Aflac Japan’s investment activities for the periods ended September 30.

	Three Months		Nine Months
	2006	2005	2006	2005
New money yield - yen only	3.66%	3.15%	3.11%	2.88%
New money yield - blended	4.20	3.43	3.39	3.10
Return on average invested assets, net of investment expenses	4.14	4.14	4.11	4.12

At September 30, 2006, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.18%, compared with 4.26% a year ago.  See Investments and Cash on Page 37 for additional information.

Japanese Economy

Recent events continue to indicate that Japan is recovering from an extended economic slump.  In recent monthly and regional economic commentary, the Bank of Japan reported that corporate profits, household income, and business fixed investment were increasing.  The Bank of Japan further stated that private consumption, exports and industrial production were increasing moderately.  In July 2006, the Bank of Japan abandoned its five-year zero-interest rate policy in a move indicative of its belief that the economy has entered a period of healthy economic growth and price stability.  Nevertheless, the time required for a sustained economic recovery remains uncertain.  For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2005.

Japanese Regulatory Environment

Effective April 1, 2007, proposed new mortality tables will likely be used when developing our policy premium and reserving assumptions on newly underwritten policies.  Given recent improvements in survival rates in Japan, interested parties, including the Institute of Actuaries of Japan (IAJ), have been working to revise the Japanese mortality tables.  Subject to approval from the board members of the IAJ, and from Japan’s Financial Services Agency (FSA), the new mortality tables will be adopted as the common basis for pricing and reserving newly underwritten policies.  If our other assumptions remain unchanged, this revision will lead to a decrease in policy premiums for death benefit products because the premiums will accumulate over a longer period of time before benefit payment.  However, the increased survival rates will generally result in higher premium rates for third sector products. Once the new tables are finalized, we will assess their impact on our products, the competitive environment and strategically consider our pricing levels to maximize our new sales and profit margins going forward.

Additionally, the FSA has been working on a new rule for third sector product reserving.  The new reserving rule will be implemented in the Japanese fiscal year starting April 1, 2007.  Under the new rule, we are required to conduct stress testing to determine whether our reserves are adequate to support future claims under the prescribed stress tests based on the actual incidence rates.  If not, we will be required to increase reserves accordingly.  However, we do not anticipate that the new reserving requirements will have a significant impact on our FSA-based financial statements, nor do we expect them to impact our pricing.

Recently, the FSA has conducted reviews regarding the claims-paying practices of Japanese life insurance companies. These reviews have in some cases resulted in business sanctions where claims-paying errors have been identified and reported to the FSA. These reviews and sanctions have received prominent exposure in the Japanese press. We believe the FSA’s intense scrutiny of claims-paying practices, the resulting sanctions and negative publicity have likely influenced consumers’ attitudes about the insurance industry as a whole and negatively impacted or delayed their purchase decisions. In addition, we and others in the life insurance industry have agreed to participate in a review of our claims payments for the past five years.  We plan to notify the FSA of our findings in March 2007.

AFLAC U.S.

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields.  The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Premium income	$898	$820	$2,642	$2,410
Net investment income	120	107	345	313
Other income	3	2	7	7
Total operating revenues	1,021	929	2,994	2,730
Benefits and claims	545	508	1,595	1,481
Operating expenses:
Amortization of deferred policy acquisition costs	68	60	213	186
Insurance commissions	113	104	330	305
Insurance and other expenses	133	124	397	362
Total operating expenses	314	288	940	853
Total benefits and expenses	859	796	2,535	2,334
Pretax operating earnings*	$162	$133	$459	$396
Percentage change over previous period:
Premium income	9.5%	10.1%	9.6%	10.5%
Net investment income	12.1	7.4	10.2	6.2
Total operating revenues	9.8	9.7	9.7	9.9
Pretax operating earnings*	21.7	5.1	15.7	7.6

*See Page 26 for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force.  Annualized premiums in force increased 9.3% to $3.9 billion as of September 30, 2006, compared with $3.6 billion a year ago, and were favorably affected by sales at the worksite primarily through cafeteria plans.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2006	2005	2006	2005
Benefits and claims	53.4%	54.7%	53.3%	54.3%
Operating expenses:
Amortization of deferred policy acquisition costs	6.6	6.5	7.1	6.8
Insurance commissions	11.0	11.2	11.0	11.2
Insurance and other expenses	13.1	13.2	13.3	13.2
Total operating expenses	30.7	30.9	31.4	31.2
Pretax operating earnings*	15.9	14.4	15.3	14.5

*See Page 26 for our definition of segment operating earnings.

After several years of trending upward, the benefit ratio declined in the first nine months of 2006.  As a percentage of premium income, the benefit ratio was 60.4% in the first nine months of 2006, compared with 61.5% in the first nine months of 2005.  We expect the benefit ratio to be lower in 2006, compared with 2005 due to favorable claim cost trends.  The operating expense ratio reflects the write-off of remaining deferred policy acquisition costs associated with a large payroll account.  Excluding the effect of this write-off and discretionary promotional expenses, we expect the operating expense ratio for 2006 to be relatively stable when compared to 2005.  We expect the pretax operating profit margin to improve in 2006.

Aflac U.S. Sales

Aflac U.S. sales results were strong in the third quarter of 2006. Total new annualized premium sales rose 11.7% during the third quarter and 9.7% for the nine-month period ended September 30, 2006.  Sales in the quarter were led by accident/disability, and we again experienced solid growth from the hospital indemnity product line.  The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2006	2005	2006	2005
Total new annualized premium sales	$332	$297	$976	$890
Increase over comparable period in prior year	11.7%	10.0%	9.7%	5.6%

We believe our sales results through September put us on track to achieve our full-year sales objective of an 8% to 12% increase in total new annualized premium sales.

One aspect of our growth strategy is the continued enhancement of our product line.  During the third quarter, we launched revised specified health event and intensive care plans.  The following table details the contributions to total new annualized premium sales by major product category for the periods ended September 30.

	Three Months		Nine Months
	2006	2005	2006	2005
Accident/disability coverage	52%	51%	52%	52%
Cancer expense insurance	16	17	17	18
Hospital indemnity products	13	11	13	11
Fixed-benefit dental coverage	7	8	7	8
Other	12	13	11	11
Total	100%	100%	100%	100%

We were also encouraged to see continued expansion of our U.S. sales force.  Although we did not set a specific recruiting target this year, we are continuing to emphasize recruiting as a means for growing our producer base.  During the third quarter, recruiting was up 13.5% to approximately 6,600 new sales associates, compared with the third quarter of 2005, and the total number of licensed agents was up 8.4%.

However, our primary focus has been on increasing producing sales associates.  We believe that we can achieve better producer growth through more effective and standardized training for our sales associates and sales management.  For the third quarter of 2006, the number of average monthly producing associates increased 5.2%, compared with a year ago to more than 17,800.  On an average weekly basis, the number of producing associates rose 7.6% in the third quarter to approximately 10,200, compared with a year ago.  As previously disclosed, our focus has shifted from average monthly producers to average weekly producers as both a reporting and management metric.  This shift provides for a more active management of our sales associates and allows our sales management to monitor progress and needs on a real-time basis.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities for the periods ended September 30.

	Three Months		Nine Months
	2006	2005	2006	2005
New money yield	6.61%	6.22%	6.44%	6.11%
Return on average invested assets, net of investment expenses	6.98	6.90	6.85	6.46

The return on average invested assets for the first nine months of 2005 was reduced by higher-than-usual securities lending at the end of the 2004.  Excluding loaned securities and the related investment income earned from our security lending program, the adjusted return on average invested assets was 7.12% for the nine-month period ended September 30, 2006, compared with 7.13% for the same period in 2005.  At September 30, 2006, the portfolio yield on Aflac’s U.S. portfolio was 7.17%, compared with 7.25% a year ago.  See Investments and Cash on Page 37 for additional information.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations during the last two years.  The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.  The exchange rate at September 30, 2006 was 117.90 yen to one dollar, or 0.1% stronger than the December 31, 2005 exchange rate of 118.07.  The stronger yen increased reported investments and cash by $57 million; total assets by $64 million; and total liabilities by $63 million, compared with the amounts that would have been reported for the third quarter of 2006 if the exchange rate had remained unchanged from December 31, 2005.

Market Risks of Financial Instruments

Because we invest in fixed-income securities, our financial instruments are exposed primarily to two types of market risks: currency risk and interest rate risk.

Currency Risk

The functional currency of Aflac Japan’s insurance operation is the Japanese yen.  All of Aflac Japan’s premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses.  Furthermore, most of Aflac Japan’s investments, cash and liabilities are yen-denominated.  When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities.  Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations.  In addition, Aflac Incorporated has yen-denominated notes payable and cross-currency swaps related to its dollar-denominated senior notes.

Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes.  Therefore, reported amounts are affected by foreign currency fluctuations.  We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

On a consolidated basis, we attempt to minimize the exposure of our shareholders’ equity to foreign currency translation fluctuations.  We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on Page 44 for additional information).  As a result, the effect of currency fluctuations on our net assets is mitigated.  The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	September 30,	December 31,
(In millions)	2006	2005
Aflac Japan yen-denominated net assets	$1,952	$2,184
Parent Company yen-denominated net liabilities	(1,068)	(1,403)
Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$884	$781

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	September 30, 2006				December 31, 2005
Yen/dollar exchange rates	102.90	117.90	*	132.90	103.07	118.07	*	133.07
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$20,955	$18,289		$16,225	$21,732	$18,971		$16,832
Perpetual debentures	4,087	3,567		3,165	4,191	3,659		3,246
Equity securities	31	27		24	70	61		54
Securities held to maturity:
Fixed maturities	14,718	12,845		11,395	12,428	10,849		9,626
Perpetual debentures	4,763	4,157		3,688	4,779	4,172		3,702
Cash and cash equivalents	829	724		642	553	483		429
Other financial instruments	24	21		18	35	31		27
Subtotal	45,407	39,630		35,157	43,788	38,226		33,916
Liabilities:
Notes payable	1,134	990		878	1,083	945		839
Cross-currency swaps	540	471		418	539	471		417
Japanese policyholder protection fund	202	177		157	232	203		180
Subtotal	1,876	1,638		1,453	1,854	1,619		1,436
Net yen-denominated financial instruments	43,531	37,992		33,704	41,934	36,607		32,480
Other yen-denominated assets	5,459	4,765		4,227	5,332	4,654		4,130
Other yen-denominated liabilities	(47,978)	(41,873)		(37,147)	(46,371)	(40,480)		(35,917)
Consolidated yen-denominated net assets subject to foreign currency fluctuation	$1,012	$884		$784	$895	$781		$693

*Actual period-end exchange rate

We are exposed to economic currency risk only when yen funds are actually converted into dollars.  This primarily occurs when we repatriate funds from Aflac Japan to Aflac U.S., which is done annually.  The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned.  These repatriations have not been greater than 80% of Aflac Japan’s prior year earnings determined in accordance with standards established by the FSA.  A portion of the repatriation may be used to service Aflac Incorporated’s yen-denominated notes payable with the remainder converted into dollars.

Interest Rate Risk

Our primary interest rate exposure is to the effect of changes in interest rates on the fair value of our investments in debt securities.  At September 30, 2006, we had $1.1 billion of net unrealized gains on total debt securities, compared with $2.5 billion of net unrealized gains on total debt securities at December 31, 2005.  We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30,

2006, and December 31, 2005, would be as follows:

	September 30,	December 31,
(In millions)	2006	2005
Effect on yen-denominated debt securities	$(4,170)	$(4,190)
Effect on dollar-denominated debt securities	(841)	(832)
Effect on total debt securities	$(5,011)	$(5,022)

Changes in the interest rate environment drive fair value and as a result directly affect the balance of unrealized gains or losses for a given period in relation to a prior period.  The net unrealized gains at September 30, 2006 primarily relate to securities in our available-for-sale portfolio.  However, we do not expect to realize a majority of these gains because we have the intent and ability to hold these securities to maturity.  Likewise, should unrealized losses occur because of increases in market yields, we would not expect to realize these losses because we have the intent and ability to hold such securities to maturity or until recovery of value.

We attempt to match the duration of our assets with the duration of our liabilities.  For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities.  Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years.  Also, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread.  And despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.  For additional information, see the Interest Rate Risk section of MD&A in our annual report to shareholders for the year ended December 31, 2005.

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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
	September 30,	December 31,	September 30,	December 31,
(In millions)	2006	2005	2006	2005
Securities available for sale, at fair value:
Fixed maturities	$21,304	$21,907	$6,532 *	$6,134 *
Perpetual debentures	3,792	3,888	464	482
Equity securities	27	61	11	23
Total available for sale	25,123	25,856	7,007	6,639
Securities held to maturity, at amortized cost:
Fixed maturities	12,845	10,849	19	18
Perpetual debentures	4,157	4,172	-	-
Total held to maturity	17,002	15,021	19	18
Total investment securities	$42,125	$40,877	$7,026	$6,657

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $102 in 2006 and $100 in 2005.

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

Investment Securities by Type of Issuance

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Publicly issued securities:
Fixed maturities	$14,729	$15,913	$14,872	$16,540
Perpetual debentures	173	175	173	180
Equity securities	14	35	14	51
Total publicly issued	14,916	16,123	15,059	16,771
Privately issued securities:
Fixed maturities	24,589	24,476	21,855	22,441
Perpetual debentures	8,243	8,231	8,254	8,442
Equity securities	3	3	16	33
Total privately issued	32,835	32,710	30,125	30,916
Total investment securities	$47,751	$48,833	$45,184	$47,687

The fair values of our debt securities at September 30, 2006, were slightly higher compared with December 31, 2005, due to purchases which were partially offset by the effects of a rising interest rate environment.

Of our total debt securities, privately issued securities accounted for 68.8%, at amortized cost, as of September 30, 2006, compared with 66.6% at December 31, 2005.  Privately issued securities held by Aflac Japan at amortized cost accounted for $30.5 billion, or 63.9%, of total debt securities at September 30, 2006, and $27.9 billion, or 61.8%, of total debt securities at December 31, 2005.  Reverse-dual currency debt securities accounted for $9.5 billion, or 28.8%, of total privately issued securities as of September 30, 2006, compared with $8.9 billion, or 29.6%, of total privately issued securities at December 31, 2005.  Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds.  Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns.  Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

We use specific criteria to judge the credit quality of both existing and prospective investments.  Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis.  The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2006	December 31, 2005	September 30, 2005
AAA	10.1%	6.1%	7.9%
AA	46.9	45.5	35.1
A	39.5	42.9	49.1
BBB	3.5	5.5	7.9
	100.0%	100.0%	100.0%

The large percentage of securities purchased in categories rated A or better reflects the availability of investments of suitable quality that also met our yield targets.

The distributions of debt securities we own, by credit rating, were as follows:

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AAA	4.5%	4.4%	4.0%	3.9%
AA	35.0	36.0	33.7	34.9
A	39.6	39.5	38.9	38.7
BBB	18.4	18.1	21.1	20.6
BB or lower	2.5	2.0	2.3	1.9
Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities.  In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position.  However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain/loss are reflected on the balance sheet.

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

Below-Investment-Grade Securities

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Ahold	$303	$232	$302	$236
KLM Royal Dutch Airlines	254	226	254	227
Ford Motor Credit	254	219	254	209
CSAV	204	139	*	*
Ford Motor Company	122	100	123	84
LeGrand	*	*	46	52
Cooper Tire & Rubber Co.	**	**	45	45
Tennessee Gas Pipeline	31	33	31	33
Wendy’s International	14	14	*	*
Total	$1,182	$963	$1,055	$886

*Investment grade at respective reporting date

**Sold during 2006

Occasionally a debt security will be split rated.  This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade.  Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade.  Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list.  Split-rated securities as of September 30, 2006, represented .2% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status
Tyco Electronics AMP (AMP Japan)	$51	Ba1	BBB+	BBB+	Investment Grade
LeGrand	46	Baa3	BB+	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of September 30, 2006.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses
Available-for-sale securities:
Investment-grade securities	$29,531	$31,231	64.0%	$2,260	$560
Below-investment-grade securities	1,182	963	2.0	4	223
Held-to-maturity securities:
Investment-grade securities	17,021	16,601	34.0	400	820
Total	$47,734	$48,795	100.0%	$2,664	$1,603

The following table presents an aging of securities in an unrealized loss position as of September 30, 2006.

Aging of Unrealized Losses

	Total	Total	Less Than Six Months		Six Months to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss
Available-for-sale securities:
Investment-grade securities	$10,236	$560	$1,218	$13	$4,797	$244	$4,221	$303
Below-investment-grade securities	1,137	223	-	-	285	36	852	187
Held-to-maturity securities:
Investment-grade securities	10,592	820	1,152	25	3,492	189	5,948	606
Total	$21,965	$1,603	$2,370	$38	$8,574	$469	$11,021	$1,096

The following table presents a distribution of unrealized losses by magnitude as of September 30, 2006.

Percentage Decline from Amortized Cost

	Total	Total	Less than 20%		20% to 32%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss
Available-for-sale securities:
Investment-grade securities	$10,236	$560	$10,177	$546	$59	$14
Below-investment-grade securities	1,137	223	590	71	547	152
Held-to-maturity securities:
Investment-grade securities	10,592	820	10,422	781	170	39
Total	$21,965	$1,603	$21,189	$1,398	$776	$205

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2006.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Ahold	BB	$ 303	$ 232	$ 71
CSAV	BB	204	139	65
EFG Eurobank Ergasias	A	287	250	37
KBC Group	A	230	194	36
Ford Motor Credit	B	254	219	35
Nordea Bank	A	339	305	34
National Bank of Greece	A	254	220	34
Unique Zurich	BBB	314	281	33
SLM Corp	A	286	254	32
Oman	A	297	265	32

The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues.  Declines in fair value noted above resulted from changes in the interest rates, yen/dollar exchange rates, and issuer credit status.  However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.  Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the nine-month periods ended September 30, 2006 and 2005 were immaterial.

     Realized losses on debt securities were as follows:

Realized Losses on Debt Securities

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss
Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$98	$1	$369	$9
Six months to 12 months	253	4	348	11
Over 12 months	13	1	14	1
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	32	3	32	3
Six months to 12 months	9	1	9	1
Total	$405	$10	$772	$25

     Realized losses on below-investment-grade securities relate to the third quarter disposition of Cooper Tire & Rubber Co.

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

     Cash, cash equivalents, and short-term investments totaled $1.4 billion, or 2.7% of total investments and cash, as of September 30, 2006, compared with $1.3 billion, or 2.6% at December 31, 2005.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs totaled $5.9 billion at September 30, 2006, an increase of $340 million, or 6.1%, compared with $5.6 billion at December 31, 2005. The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2006	December 31, 2005
Aflac Japan	$3,834	$3,624
Aflac U.S.	2,096	1,966

     Aflac Japan’s deferred policy acquisition costs increased 5.8% (5.6% increase in yen) for the nine months ended September 30, 2006. Deferred policy acquisition costs of Aflac U.S. increased 6.6% for the nine-month period ended September 30, 2006. The stronger yen at September 30, 2006 increased reported deferred policy acquisition costs by $6 million.

Policy Liabilities

     Policy liabilities totaled $45.0 billion at September 30, 2006, an increase of $2.6 billion, or 6.2% compared with $42.3 billion at December 31, 2005. The following table presents policy liabilities by segment.

(In millions)	September 30, 2006	December 31, 2005
Aflac Japan	$39,764	$37,556
Aflac U.S.	5,201	4,771

     Aflac Japan’s policy liabilities increased 5.9% (5.7% increase in yen) for the nine months ended September 30, 2006. Policy liabilities of Aflac U.S. increased 9.0% for the nine-month period ended September 30, 2006. The stronger yen at September 30, 2006, increased reported policy liabilities by $57 million. The increase in total policy liabilities reflected the growth and aging of our in-force business.

Notes Payable

     Notes payable totaled $1.4 billion at both September 30, 2006, and December 31, 2005. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 17.6% as of September 30, 2006, compared with 18.8% as of December 31, 2005. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on notes payable at September 30, 2006.

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

Hedging Activities

     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai notes payable, Uridashi notes payable, and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was

10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At September 30, 2006, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 59.6 billion yen, compared with 92.3 billion yen at December 31, 2005. The decrease in our yen-denominated net asset position resulted from a decrease in the fair value of Aflac Japan’s available-for-sale investment securities as a result of the effect of rising interest rates.

     During the third quarter of 2006, we entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock-in our interest expense at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the three-month period ended September 30, 2006.

Off-Balance Sheet Arrangements

     As of September 30, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY

     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $601 million in the first nine months of 2006, compared with $526 million for the same period in 2005. During the first nine months of 2006, Aflac paid $52 million to the Parent Company for management fees, compared with $56 million for the same period of 2005. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We filed a Shelf Registration Statement (SRS) in August 2006 with Japanese regulatory authorities to issue up to 100 billion yen (approximately $848 million using the September 30, 2006, period-end exchange rate) of Uridashi notes in Japan. In September 2006, the Parent Company issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen of yen-denominated Uridashi notes will not be available to U.S. persons. In February 2006, we also filed a SRS with Japanese regulatory authorities to issue up to 100 billion yen (approximately $848 million using the September 30, 2006, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Consolidated Cash Flows

     We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

Consolidated Cash Flows by Activity

(In millions)	2006	2005
Operating activities	$3,244	$3,464
Investing activities	(2,884)	(5,511)
Financing activities	(283)	146
Exchange effect on cash and cash equivalents	4	(50)
Net change in cash and cash equivalents	$81	$(1,951)

Operating Activities

     In the first nine months of 2006, consolidated cash flow from operations decreased 6.4%, compared with the first nine months of 2005. The decrease in 2006 cash flows primarily resulted from an increase in Aflac Japan’s tax payments due to gains realized as part of the previously mentioned bond swap program, which was concluded in the second quarter of 2006. The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

Cash Provided by Operating Activities

(In millions)	2006	2005
Aflac Japan	$2,482	$2,818
Aflac U.S. and Other Operations	762	646

Investing Activities

     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

Cash Provided (Used) by Investing Activities

(In millions)	2006	2005
Aflac Japan	$(2,335)	$(2,531)
Aflac U.S. and Other Operations	(549)	(2,980)

     Cash flows for Aflac U.S. and Other Operations for the first nine months of 2005 included the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. For Aflac Japan, the duration of policy benefits and related expenses to be paid in future years is longer than that of the related invested assets due to the unavailability of acceptable long-duration yen-denominated securities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provides us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 6% of the year-to-date average investment portfolio of debt securities available for sale during the nine-month periods ended September 30, 2006 and September 30, 2005. The increase in dispositions before maturity during the first nine months of 2006 primarily resulted from sales in conjunction with our bond-swap program.

Financing Activities

     Consolidated cash used by financing activities was $283 million in the first nine months of 2006, compared with cash provided by financing activities of $146 million for the same period in 2005. In September 2006, we received $382 million in connection with the Parent Company’s issuance of yen-denominated Uridashi notes. The Parent Company also received $360 million in July 2005 from its issuance of yen-denominated Samurai notes. In June 2006, the Parent Company paid $355 million in connection with the maturity of the 2001 Samurai notes. Cash provided by investment-type contracts was $157 million in the first nine months of 2006, compared with $195 million a year ago.

     The following table presents a summary of treasury stock activity during the nine-month periods ended September 30.

(In millions of dollars and thousands of shares)	2006	2005
Treasury stock purchases	$327	$317
Shares purchased	7,133	7,738
Stock issued from treasury	$29	$39
Shares issued	2,061	3,176

     Dividends to shareholders in the first nine months of 2006 of $.39 per share increased 18.2% over the same period of 2005. The following table presents the sources of dividends paid to shareholders for the nine-month periods ended September 30.

(In millions)	2006	2005
Dividends paid in cash	$183	$158
Dividends through issuance of treasury shares	10	8
Total dividends to shareholders	$193	$166

Regulatory Restrictions

     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first nine months of 2006, Aflac Japan paid $18 million to the Parent Company for management fees, compared with $22 million for the same period in 2005. Expenses allocated to Aflac Japan were $23 million for the nine-month period ended September 30, 2006, compared with $21 million a year ago. During the first nine months of 2006, Aflac Japan remitted profits of $442 million (50.0 billion yen) to Aflac U.S., compared with $374 million (41.2 billion yen) in the first nine months of 2005.

     For additional information on regulatory restrictions on dividends, profit repatriations and other remittances, see Note 10 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2005.

Rating Agencies

     Aflac is rated AA by both Standard & Poor’s and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A by Standard & Poor’s; A+ by Fitch Ratings; and A2 by Moody’s.

Other

     In October 2006, the board of directors declared the fourth quarter cash dividend of $.16 per share. The dividend is payable on December 1, 2006, to shareholders of record at the close of business on November 17, 2006. The board of directors also declared the first quarter 2007 dividend of $.185 per share. The dividend is payable March 1, 2007 to shareholders of record at the close of business on February 16, 2007.

     In February 2006, the board of directors authorized the purchase of 30 million shares of our common stock. As of September 30, 2006, approximately 40 million shares were available for purchase under our share repurchase programs.

     For information regarding commitments and contingent liabilities, see Note 9 of the Notes to the Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk.

     The information required by Item 3 is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part I, Item 2 of this report.

Item 4.                    Controls and Procedures.

Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

     During the third quarter of 2006, we repurchased shares of Aflac stock as follows:

Issuer Purchases of Equity Securities
			(c) Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 31	965,400	$43.75	965,400	41,826,063
August 1 - August 31	2,048,000	43.40	2,048,000	39,778,063
September 1 - September 30	-	-	-	39,778,063
Total	3,013,400	$43.52	3,013,400	39,778,063

Of the shares available for purchase, 9,778,063 shares relate to a repurchase authorization approved by the board and announced in February 2004. The remaining 30,000,000 shares relate to a repurchase authorization approved by the board and announced in February 2006.

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

10.1	*	-	Aflac Incorporated Amended 1985 Stock Option Plan - incorporated by reference from the 1994 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.2	*	-	Aflac Incorporated Amended 1985 Stock Option Plan, as amended August 8, 1995 - incorporated by reference from Form 10-Q for September 30, 1995, Exhibit 10 (File No. 001-07434).
10.3	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.4	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.5	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.6	*	-	Aflac Incorporated Employment Agreement with Charles D. Lake, II, dated January 1, 2002 - incorporated by reference from 2003 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.7	*	-

Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.8	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9	*	-

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

10.12	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135324, Exhibit 4.1.
10.13	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.14	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.15	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.16	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.17	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.18	*	-

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

Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15.0		-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1		-	Certification of CEO dated November 6, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated November 6, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated November 6, 2006, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated
November 6, 2006	/s/	Kriss Cloninger III
(Kriss Cloninger III)
President, Treasurer and
Chief Financial Officer
November 6, 2006	/s/	Ralph A. Rogers Jr.
(Ralph A. Rogers Jr.)
Senior Vice President,
Financial Services; Chief
Accounting Officer

Exhibit Index

3.1	-	Bylaws of the Corporation, as amended.
4.0	-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.

11.0	-	Statement regarding the computation of per-share earnings for the Registrant.
12.0	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15.0	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 6, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 6, 2006, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0	-	Certification of CEO and CFO dated November 6, 2006, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.