Form 10-K
period 2006-12-31
AFLAC INC
filed 2007-02-28
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-07434

Aflac Incorporated
(Exact name of Registrant as specified in its charter)

GEORGIA	58-1167100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1932 Wynnton Road, Columbus, Georgia	31999
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: 706.323.3431

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑                                Accelerated filer ☐                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was $22,618,406,669.

The number of shares of the registrant’s Common Stock outstanding at February 20, 2007, with $.10 par value, was 491,875,747.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2007, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2006

i

PART I

ITEM 1.  BUSINESS.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Part II, Item 7, of this report.

Aflac Incorporated qualifies as a large accelerated filer within the meaning of Exchange Act Rule 12b-2. Our Internet address is aflac.com. The information on the Company’s Web site is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

We believe Aflac is the world’s leading writer of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells cancer plans, care plans, general medical indemnity plans, medical/sickness riders, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells cancer plans and various types of health insurance, including accident/disability, fixed-benefit dental, sickness and hospital indemnity, vision care, hospital intensive care, long-term care, ordinary life, and short-term disability plans.

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan accounted for 72% of the Company’s total revenues in 2006, 74% in 2005 and 75% in 2004. The percentage of total assets attributable to Aflac Japan was 82% at both December 31, 2006 and 2005. For additional information see Note 2 of the Notes to the Consolidated Financial Statements in this report.

Results of Operations

For information on our results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Foreign Currency Translation

For information regarding the effect of currency fluctuations on our business, see the Foreign Currency Translation and Currency Risk sections of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Insurance Premiums

The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $12.3 billion in 2006, $12.0 billion in 2005, and $11.3 billion in 2004. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2006	2005	2004
Annualized premiums in force, beginning of year	$12,415	$12,604	$11,446
New sales, including conversions	2,433	2,426	2,319
Change in unprocessed new sales	(56)	(67)	(106)
Premiums lapsed and surrendered	(1,589)	(1,483)	(1,398)
Other	79	58	86
Foreign currency translation adjustment	(87)	(1,123)	257
Annualized premiums in force, end of year	$13,195	$12,415	$12,604

Insurance - Japan

We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2006	2005	2004	2006	2005	2004
Annualized premiums in force, beginning of year	$8,705	$9,230	$8,403	1,028	962	900
New sales, including conversions	1,010	1,167	1,133	117	129	123
Change in unprocessed new sales	(56)	(67)	(106)	(6)	(8)	(11)
Premiums lapsed and surrendered	(463)	(470)	(469)	(54)	(52)	(51)
Other	(15)	(32)	12	(2)	(3)	1
Foreign currency translation adjustment	(87)	(1,123)	257	-	-	-
Annualized premiums in force, end of year	$9,094	$8,705	$9,230	1,083	1,028	962

For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan section of MD&A in this report.

Insurance - U.S.

The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2006	2005	2004
Annualized premiums in force, beginning of year	$3,711	$3,374	$3,043
New sales, including conversions	1,423	1,259	1,186
Premiums lapsed	(1,127)	(1,012)	(929)
Other	94	90	74
Annualized premiums in force, end of year	$4,101	$3,711	$3,374

For further information regarding Aflac’s U.S. financial results and sales, see the Aflac U.S. section of MD&A in this report.

Insurance Products - Japan

Aflac Japan’s insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan’s national health insurance system. Changes in Japan’s economy and an aging population have put increasing pressure on Japan’s national health care system. As a result, more costs are being shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products.

Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. We introduced two new versions of EVER in early 2005: EVER Half and EVER Bonus. EVER Half is a whole-life medical policy with benefits similar to the original EVER product. With EVER Half, premiums are cut in half when the policyholder reaches age 60 or 65. EVER Bonus has all of the same features of EVER Half, but also provides a bonus payment every 10 years unless the hospitalization benefit was paid for 10 or more consecutive days. In addition, EVER Bonus provides a death benefit and a cash surrender value. We continue to believe that the medical category will be an important part of our product portfolio.

The cancer life insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. These plans differ from Aflac U.S. cancer plans in that the Japanese policies may also provide death benefits and cash surrender values. In 2006, we designed a new cancer product for distribution by Dai-ichi Life that is customized for their market. In 2005, we introduced a new cancer insurance product that incorporates a wellness benefit, while also increasing the daily outpatient benefit to the same level as the hospitalization benefit. Our Rider MAX product provides accident and medical/sickness benefits as a rider to our cancer life policy.

The life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. We introduced a new product called WAYS in early 2006. WAYS is a life insurance policy that allows policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age.

We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan section of MD&A in this report.

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

Aflac U.S. offers an accident and disability policy to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment, and specific injuries as well as fixed benefits for hospital confinement. Optional disability riders are also available. Short-term disability policies provide disability benefits with a variety of elimination and benefit period options. The longest such benefit period offered is two years.

Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are not covered by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed; a fixed amount for each day an insured is hospitalized for cancer treatment; fixed amounts for radiation, chemotherapy, and surgery; and a wellness benefit applicable toward certain diagnostic tests.

Our hospital indemnity products provide fixed daily benefits for hospitalization due to accident or sickness. In 2005, we introduced a new version of our hospital indemnity plan. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available. Our sickness indemnity plan provides a fixed daily benefit for hospitalization due to sickness and fixed amounts for physician services for accident or sickness.

In July 2006, we introduced a revised specified health event policy that gives consumers three benefit and premium levels from which they may select. One of the levels combines the new specified health event policy with our intensive care plan. By leveraging administrative efficiencies, consumers can purchase the combined coverage for less money than if they had purchased the policies separately.

Aflac U.S. offers term and whole-life policies sold through payroll deduction at the worksite and various term and whole-life policies on a direct basis. In early 2006, we introduced a revised life insurance portfolio called the Life Protector Series. This product line offers term policies with varying duration options and a new whole-life policy with additional benefits, including an increased face value option. These revisions greatly enhanced the product category and contributed to its success in the marketplace.

We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including checkups and cleanings. Plan features include a renewal guarantee, no deductible and no network restrictions.

In 2005, we introduced Vision NowSM, which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits.

We also offer other health insurance products including tax qualified and non-qualified long-term care plans. For additional information on Aflac’s U.S. products and composition of sales, see the Aflac U.S. section of MD&A in this report.

Distribution - Japan

We sell our products primarily through two distribution channels: independent/individual agencies and affiliated corporate agencies.

The individual agencies and independent corporate agencies that sell our products give us better access to workers at the vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Individual agencies contributed 58% of total new annualized premium sales in 2006, and 57% in both 2005 and 2004.

Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 90% of the companies listed on the Tokyo Stock Exchange. Reflecting changed employment patterns and consumers’ desire for consultation, Aflac’s sales growth through large affiliated corporate agencies has slowed for several years. However, we still consider the corporate channel to be an important part of our distribution system and believe it is a valuable means for reaching workers at large employers. To rejuvenate this channel, we are encouraging our affiliated agencies to move away from passive, or “pull” sales tactics, like direct mailings and newspaper ads, and instead adopt active, or “push” techniques that involve more follow-up calls and face-to-face sales consultations. We are also working to have some of our larger affiliated agencies form alliances with individual agencies who already have expertise in a face-to-face sales approach. Affiliated corporate agencies contributed 33% of total new annualized premium sales in 2006, compared with 35% in 2005 and 36% in 2004.

To improve the overall effectiveness of our sales force, we started a new training initiative. This new program uses six months of classroom training and practical field training to equip sales associates with the skills necessary for their success. By the end of 2006, we had trained more than 700 of Aflac Japan’s field employees, who in turn, are now positioned to train primarily newly recruited sales associates.

Aflac Service Shops, which are primarily owned and operated by individual sales agencies, are gaining in popularity as many consumers in Japan seek one-on-one consultation and convenience in handling their insurance needs. By the end of 2006, we had 570 Aflac Service Shops throughout Japan.

As of December 31, 2006, there were approximately 18,400 agencies in Japan with more than 90,000 licensed agents, compared with approximately 17,960 agencies and 81,700 licensed agents a year ago. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and brand image.

We also continued to reach consumers through our strategic marketing alliance with Dai-ichi Mutual Life Insurance Company (Dai-ichi Life). We believe our alliance has been one of the most successful partnerships in the insurance industry. In 2006, Dai-ichi Life sold 269,700 of our market leading cancer life policies, compared with 277,700 policies in 2005 and 244,400 policies in 2004, leading Dai-ichi to retain its distinction as the number two seller of cancer insurance behind only Aflac Japan.

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that are scheduled to take effect on December 31, 2007 will enable banks to sell our products to their customers. Although there will undoubtedly be a lot of competition for the bank distribution channel, we have established long-term relationships with many banks throughout Japan, and we are excited about the opportunity to grow our business through this channel beginning in 2008.

For additional information on Aflac Japan’s distribution, see the Aflac Japan section of MD&A in this report.

Distribution - U.S.

Our U.S. sales force comprises sales associates who are independent contractors licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Associates are paid personal production commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, associates who serve as district, regional and state sales coordinators may also receive override commissions and incentive bonuses. Most associates’ efforts are principally focused on selling supplemental insurance at the worksite. Administrative personnel in Georgia, New York, and Nebraska handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims.

We concentrate on marketing our products at the worksite. This method offers policies to individuals through common media such as employment, trade and other associations. This manner of marketing is distinct from the group insurance sales approach, as our primary method of enrollment results from the individual insured being directly contacted by the sales associate. Policies are individually underwritten, with premiums generally paid by the employee. Additionally, Aflac policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. Worksite marketing enables a sales associate to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

During 2004 and 2005, we took several steps to enhance our distribution system. We concentrated on expanding our sales management infrastructure and training and recruiting initiatives. In 2006, we continued our focus on recruiting and training as a means for growing our producer base. During 2006, recruiting was up 7.8% to approximately 26,100 new sales associates, compared with 2005. The total number of licensed agents was 8.5% higher at December 31, 2006, compared with year-end 2005.

The goal of our recruiting and training focus has been to increase the number of sales associates producing business on a weekly basis. We believe that we can achieve better producer growth through more effective and standardized training for our sales associates and sales management. As previously disclosed, we shifted our focus during 2006 from average monthly producers to average weekly producers as both a reporting and management metric. This shift enables active management of our sales associates and allows our sales management to monitor progress and needs on a real-time basis. On a weekly basis, the average number of U.S. associates actively producing business during 2006 was 10,300, compared with 9,700 in both 2005 and 2004.

For new sales associates, we continued to implement LEASE training, which stands for Larger Earnings by Acquiring Smaller Employers. In 2006, we merged LEASE with the New Associate Training Cycle, combining classroom instruction, e-learning through Aflac University® and field training. We believe that combining LEASE into the New Associate Training Cycle will help get new sales associates off to a quick start.

In addition, associates that exhibit leadership skills are invited to participate in our national Coordinator in Training (CIT) program, which we introduced nationwide in July 2005. The goal of the CIT program is to build a pool of well-trained candidates for the district sales coordinator (DSC) position, which is the first level of Aflac sales management. As such, the CIT program concentrates on developing their skills so that they have a better chance to succeed as a DSC and beyond.

And finally, we introduced an enhanced regional coordinator accreditation program (RCAP) in 2006. This program was designed for both new and experienced regional sales coordinators (RSCs). In early 2006, we began bringing current RSCs to Aflac Worldwide Headquarters for five days of intense and interactive workshops in areas such as recruiting, leadership, planning, team building, and technology.

For additional information on Aflac’s U.S. distribution, see the Aflac U.S. section of MD&A in this report.

Competition - Japan

In 1974, Aflac became the second non-Japanese life insurance company to gain direct access to the Japanese insurance market by obtaining an operating license. Through 1981, we faced limited competition for cancer life insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled in the five years since full deregulation. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market leading position has been significantly impacted by increased competition as a result of deregulation. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers.

Aflac has had substantial success selling cancer life policies in Japan, with 14 million cancer life policies in force as of December 31, 2006. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out as a tremendous value to consumers. Aflac Japan continued to be the number one seller of stand-alone medical insurance in the life insurance industry in terms of policy sales throughout the year.

Competition - U.S.

Approximately 2,000 life insurance companies are licensed in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe our policies and premium rates, as well as the commissions paid to our sales agents, are competitive with those offered by other companies providing similar types of insurance. However, we believe our U.S. business is distinct from our competitors because of our product focus, distribution system, and brand awareness. For many of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our primary business. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and the effectiveness of our branding efforts.

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through various programs. Such major medical insurance generally covers a substantial amount of the medical expenses incurred by an insured as a result of accident and disability, cancer or other major illnesses. Aflac’s policies are designed to provide coverage that supplements major medical insurance and may also be used to defray nonmedical expenses. Thus, we do not compete directly with major medical insurers. However, the scope of major medical coverage offered by other insurers does represent a potential limitation on the market for our products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect our business opportunities. Conversely, any reduction of coverage, or increased deductibles and copayments, by other insurers or governmental programs could favorably affect our business opportunities.

Investments and Investment Results

Net investment income was $2.2 billion in 2006, $2.1 billion in 2005, and $2.0 billion in 2004. Growth of net investment income during the last three years has been impacted by low available investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years. Although the Bank of Japan ended its zero-interest-rate policy in 2006, market yields on long-duration fixed maturity securities, which we primarily purchase, did not increase significantly during the year.

Investments - Japan

The following table presents the composition of total investments and cash for Aflac Japan ($42.5 billion in 2006 and $39.5 billion in 2005) as of December 31.

Composition of Securities by Sector

	2006	2005
Debt securities, at amortized cost:
Government and guaranteed	19.8%	22.2%
Municipalities	.1	.1
Public utilities	8.0	7.6
Collateralized debt obligations	.3	-
Banks/financial institutions	44.6	43.3
Sovereign and supranational	8.8	8.9
Mortgage- and asset-backed securities	.8	.4
Other corporate	16.7	16.1
Total debt securities	99.1	98.6
Equity securities and other	.1	.2
Cash and cash equivalents	.8	1.2
Total investments and cash	100.0%	100.0%

Yen-denominated debt securities accounted for 93% of Aflac Japan’s total debt securities at both December 31, 2006 and 2005.

Funds available for investment include cash flows from operations, which include investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments totaling approximately 687.9 billion yen in 2006 (approximately $5.9 billion), 873.4 billion yen in 2005 (approximately $7.8 billion), and 556.1 billion yen in 2004 (approximately $5.1 billion). Equity security purchases were immaterial during the three-year period ended December 31, 2006. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2006	2005	2004
Debt security purchases, at cost:
Government and guaranteed	23.6%	43.9%	30.0%
Municipalities	.1	-	-
Public utilities	9.2	2.3	8.0
Collateralized debt obligations	2.5	-	-
Banks/financial institutions	36.3	46.8	50.0
Sovereign and supranational	8.9	.2	6.7
Mortgage- and asset-backed securities	3.5	.4	.6
Other corporate	15.9	6.4	4.7
Total	100.0%	100.0%	100.0%

The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2006	2005	2004
AAA	9.7%	1.7%	6.9%
AA	53.7	50.1	47.7
A	33.4	43.6	30.8
BBB	3.2	4.6	14.6
Total	100.0%	100.0%	100.0%

The distributions of debt securities owned by Aflac Japan by credit rating were as follows:

Composition by Credit Rating

	December 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AAA	4.8%	4.8%	2.9%	2.9%
AA	37.9	39.0	37.0	38.6
A	38.0	37.6	37.0	36.6
BBB	16.6	16.4	21.0	20.3
BB or lower	2.7	2.2	2.1	1.6
Total	100.0%	100.0%	100.0%	100.0%

The increase in Aflac Japan’s holding of AAA-rated debt securities resulted from purchases as well as credit ratings upgrades. The increase in BB or lower resulted from credit ratings downgrades.

Investments - U.S.

The following table presents the composition of total investments and cash for Aflac U.S. ($7.1 billion in 2006 and $6.5 billion in 2005) as of December 31.

Composition of Securities by Sector

	2006	2005
Debt securities, at amortized cost:
Government and guaranteed	4.8%	4.3%
Municipalities	.8	.4
Collateralized debt obligations	.2	-
Mortgage- and asset-backed securities	3.2	2.6
Public utilities	9.4	9.8
Sovereign and supranational	3.3	3.7
Banks/financial institutions	44.0	41.6
Other corporate	29.6	31.7
Total debt securities	95.3	94.1
Cash and cash equivalents	4.7	5.9
Total	100.0%	100.0%

Funds available for investment include cash flows from operations, which include investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments totaling approximately $1.2 billion in both 2006 and 2005, and $1.1 billion in 2004. Equity security purchases were immaterial during the three-year period ended December 31, 2006. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2006	2005	2004
Debt security purchases, at cost:
Government and guaranteed	6.5%	14.1%	9.2%
Municipalities	2.5	.1	.1
Mortgage- and asset-backed securities	5.4	9.9	9.9
Collateralized debt obligations	.8	-	-
Public utilities	4.6	3.9	8.0
Sovereign and supranational	-	2.4	.3
Banks/financial institutions	54.9	36.0	45.8
Other corporate	25.3	33.6	26.7
Total	100.0%	100.0%	100.0%

The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2006	2005	2004
AAA	15.1%	33.8%	19.1%
AA	26.1	17.4	12.2
A	42.9	37.4	63.0
BBB	15.9	11.4	5.7
Total	100.0%	100.0%	100.0%

The distributions of debt securities owned by Aflac U.S. by credit rating were as follows:

Composition by Credit Rating

	December 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AAA	11.8%	10.9%	11.0%	10.0%
AA	17.0	17.0	12.4	12.5
A	47.5	48.2	50.6	51.7
BBB	21.6	22.0	22.2	22.5
BB or lower	2.1	1.9	3.8	3.3
Total	100.0%	100.0%	100.0%	100.0%

For additional information on the composition of our investment portfolios and investment results, see the Investments and Cash section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan’s Financial Services Agency (FSA). Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection fund obligations are not accrued; and premium income is recognized on a cash basis. Reconciliations of the net assets of the Japan branch on a U.S. GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions)	2006	2005
Aflac Japan net assets on GAAP basis	$5,740	$5,472
Elimination of deferred policy acquisition costs	(3,857)	(3,624)
Adjustment to income tax liabilities	1,746	1,501
Adjustment to policy liabilities	(239)	139
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	(532)	(518)
Elimination of policyholder protection fund liability	175	203
Reduction in premiums receivable	(91)	(96)
Other, net	(331)	(290)
Aflac Japan net assets on Japanese regulatory accounting basis	$2,611	$2,787

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. Aflac Japan’s solvency margin continues to significantly exceed regulatory minimums. A portion of Aflac Japan’s annual earnings, as determined on a Japanese regulatory accounting basis, may be repatriated each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japan’s regulatory authorities for protecting policyholders. These repatriated profits represent a portion of Aflac Japan’s after-tax earnings reported to the FSA on a March 31 fiscal year basis. If needed, we may elect not to repatriate profits to Aflac U.S. or to repatriate a reduced amount to strengthen Aflac Japan’s solvency margin. In addition, the FSA may not allow profit repatriations or other transfers of funds to Aflac U.S. if they would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. We do not expect these requirements to adversely affect the funds available for profit repatriations. Nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.

As disclosed in our third quarter 2006 Form 10-Q, Aflac Japan, along with the entire life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. In a recent notification from the FSA, the review process has been changed from a voluntary program to one that is mandatory and has been expanded to include a review of cash surrender value payments. Additionally, the FSA established a reporting deadline of April 13, 2007. We expect to complete our review of claims and cash surrender value payments and report our findings to the FSA within the time frame specified. As a result of this review, we have found some payment errors and we are correcting them. Additionally, we are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. Although immaterial to our financial statements, we have provided for our estimate of the underpaid portion of those claims in our unpaid policy claims liability as of December 31, 2006.

The Japanese insurance industry has a policyholder protection fund that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Fund section of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

In October 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. Prior to the move to privatize, Japan Post enjoyed significant advantages over the private sector, which in turn made competing against it difficult for the private sector. The privatization laws split Japan Post into four independent entities and generally recognize the need for a level playing field between Japan Post and the private sector. Specifically, the laws contain a commitment to implement “measures to ensure equivalent conditions of competition” between the four privatized Japan Post companies and other companies “engaged in like business operations.” The laws also require the postal insurance entity of Japan Post to ultimately be subject to the same tax and policyholder safety-net contribution requirements as its private industry competitors. In addition, the insurance entity would also be subject to Insurance Business Law and FSA supervision. The privatization process is scheduled to be completed by October 2017.

In July 2006, Japan Post submitted an outline of its privatization plan to the government. When the new Japan Post financial entities start operations on October 1, 2007, they will be limited to the products that they now currently offer. Japan Post is scheduled to submit a full version of its privatization plan to the government in April 2007. Various government entities will then review the plan. This review should be completed by the end of July 2007. After October 2007, any new business proposals would, in addition to the normal FSA approval process, have to undergo a special review by Japan’s Postal Privatization Committee and approval by Japan’s Prime Minister and the Minister for Internal Affairs and Communications.

Our branch in Japan is also subject to regulation and supervision in the United States (see Regulation - U.S.). For additional information regarding Aflac Japan’s operations and regulations, see the Aflac Japan section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.

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

Like all U.S. insurance companies, Aflac is subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things:

•     granting and revoking licenses to transact business

•     regulating trade practices

•     licensing of agents

•     approval of policy forms and premium rates

•     standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements

•     capital requirements

•     limitations on dividends to shareholders

•     the nature of and limitations on investments

•     deposits of securities for the benefit of policyholders

•     filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities

•     periodic examinations of the market conduct, financial, and other affairs of insurance companies

Additionally, the National Association of Insurance Commissioners (NAIC) is constantly reviewing regulatory matters and recommending changes and revisions for adoption by state legislators and insurance departments.

The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company’s regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are Company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position.

For further information concerning Aflac U.S. operations, regulation and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION*	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac until January 2007	55
Paul S. Amos II	President, Aflac since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, from January 2005 until January 2007; State Sales Coordinator from November 2002 until December 2004	31
Yuji Arai	Senior Vice President, Investments and Investment Analysis, Aflac Japan, since January 2005; Principal Financial Officer, Aflac Japan, since January 2005; Vice President, Investments and Investment Analysis, Aflac Japan from January 2002 until December 2004	44
Susan R. Blanck	Senior Vice President, Corporate Actuary, Aflac since January 2006; Senior Vice President, Deputy Corporate Actuary, Aflac from March 2004 until December 2005; Vice President, Associate Actuary until March 2004	40
Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Executive Vice President, Aflac; Treasurer, Aflac Incorporated	59
Rebecca C. Davis	Executive Vice President, Chief Administrative Officer, Aflac, since October 2004; Senior Vice President, Chief Administrative Officer, Aflac, until October 2004	56
Martin A. Durant III	Senior Vice President, Corporate Finance, Aflac Incorporated, since July 2006; Senior Vice President, Treasurer and Chief Financial Officer, Carmike Cinemas, Inc. until March 2006	58
Jun Isonaka	Senior Vice President, Sales, Aflac Japan since January 2007; Vice President, Contact Center, Aflac Japan from January 2006 to December 2006; Vice President, Territory Director, Northeast Territory, Aflac Japan from January 2005 to December 2005; Vice President, Administrative and Customer Service Division, Aflac Japan from January 2002 to December 2004	49
Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac Incorporated	48
W. Jeremy Jeffery	Senior Vice President, Chief Investment Officer, Aflac since January 2007; Senior Vice President, Deputy Chief Investment Officer, Aflac from October 2005 until January 2007; Executive Director, Morgan Stanley until October 2005	56

Akitoshi Kan	President, Aflac Japan, since April 2005; Chairman, Aflac International, Inc. since January 2005.; Chief Operating Officer, Aflac Japan, since January 2005; Executive Vice President, U.S. Internal Operations, Aflac, until December 2004	59
Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac, since January 2005; Vice President, West Territory Director, Aflac, from October 2004 until January 2005; State Sales Coordinator, Missouri, until October 2004	62
Charles D. Lake II	Vice Chairman, Aflac Japan, since April 2005; President, Aflac Japan, from January 2003 until March 2005; Deputy President, Aflac Japan, until December 2002	45
Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	53
Hidefumi Matsui	Chairman, Aflac Japan, since January 2003; President, Aflac Japan, until December 2002	62
Takaaki Matsumoto	First Senior Vice President, Director of Marketing and Sales, Aflac Japan since January 2007; Senior Vice President, Director of Marketing, Aflac Japan from February 2006 to December 2006; Vice President, Aflac Japan, from January 2005 to January 2006; General Manager, East Japan Claims Department, Aflac Japan, until December 2004	58
Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated and Aflac; Chief Accounting Officer, Aflac Incorporated and Aflac, since January 2002; Treasurer, Aflac, since March 2002	58
Hiroshi Yamauchi	First Senior Vice President and Chief Administrative Officer, Aflac Japan, since January 2005; First Senior Vice President, Director of Operations, Aflac Japan, from January 2003 until January 2005; First Senior Vice President, Director of Administrative and Customer Service Division, Aflac Japan, from January 2002 until January 2003; Vice President, General Manager of Policy Maintenance Department, Aflac Japan, until January 2002	55

*Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

Employees

Aflac Japan had 3,394 employees as of December 31, 2006. Aflac U.S. had 4,017 employees as of December 31, 2006. We consider our employee relations to be excellent.

Other Operations

Our other operations include the Parent Company and a printing subsidiary. These operations had 293 employees as of December 31, 2006. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A.

ITEM1A.           RISK FACTORS.

Risk Factors

We face a wide range of risks, and our continued success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develops into actual events, it could have a material impact on the Company.

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

Our operations in Japan accounted for 72%, 74%, and 75% of our total revenues for 2006, 2005, and 2004, respectively, and 82% of our total assets at both December 31, 2006 and 2005. As a result, weakness in Japan’s economy could adversely affect our business. The weak economy in Japan that emerged in the early 1990s resulted in a challenging marketing environment for Aflac Japan, with declining available investment yields for new investments and decreased consumer confidence. Although the Japanese economy has shown signs of improvement from time to time, the time required for a full recovery remains uncertain.

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

We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced in the United States and Japan during recent years, have negatively impacted the level of investment income earned by the Company. Slower investment income growth will occur if a low-interest-rate environment persists.

Financial market conditions can also affect our realized and unrealized investment gains or losses. During periods of rising interest rates, the fair values of our investments will decline. Conversely, during periods of falling interest rates, the fair values of our investments will rise. However, should significant amounts of unrealized gains/losses occur because of changes in market yields, we would not expect to realize significant gains or losses due to our ability and intent to hold the securities to maturity or recovery of value.

Availability of acceptable yen-denominated investments could adversely affect our profits.

We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2006, the average duration of Aflac Japan’s policy liabilities and its yen-denominated debt securities was approximately 13 years. When our debt securities mature, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. If this occurs, Aflac Japan’s business would be adversely affected.

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

We establish and carry, as a liability, reserves based on estimates of how much will be required to pay for future benefits and claims. We calculate these reserves using various assumptions and estimates, including premiums we will receive over the assumed life of the policy; the timing, frequency and severity of the events covered by the insurance policy; and the investment returns on the assets we purchase with a portion of our net cash flow from operations. These assumptions and estimates are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove inadequate. As a result, we would incur a charge to earnings in the period in which we determine such a shortfall exists. This estimation process is a critical accounting policy for the Company.

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

Aflac’s insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FSA, the Ministry of Finance (MOF) in Japan, the U.S. Department of Justice, state attorneys general, and the Internal Revenue Service, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator’s or enforcement authority’s interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

The primary purpose of insurance company regulation supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

•     standards of establishing and setting premium rates and the approval thereof

•     standards of minimum capital requirements and solvency margins, including risk-based capital measures

•     restrictions on, limitations on and required approval of certain transactions between our insurance subsidiaries and their affiliates, including management fee arrangements

•     restrictions on the nature, quality and concentration of investments

•     restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations

•     limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated

•     the existence and licensing status of the Company under circumstances where it is not writing new or renewal business

•     certain required methods of accounting

•     reserves for unearned premiums, losses and other purposes

•     assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies

•     administrative practices requirements

•     imposition of fines and other sanctions

Sales of our products and services are dependent on our ability to attract, retain and support a network of qualified sales associates.

Our sales could be adversely affected if our sales networks deteriorate or if we do not adequately provide support, training and education for our existing network. Competition exists for sales associates with demonstrated ability. We compete with other insurers and financial institutions primarily on the basis of our products, compensation, support services and financial rating. An inability to attract and retain qualified sales associates could have a material adverse effect on sales and our results of operations and financial condition. Our sales associates are independent contractors and may sell products of our competitors. If our competitors offer products that are more attractive than ours, or pay higher commissions than we do, these sales associates may concentrate their efforts on selling our competitors’ products instead of ours.

Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multi-year strategic information technology projects are currently in process.

Our business depends in large part on our technology systems for interacting with employers, policyholders and sales associates, and our business strategy involves providing customers with easy-to-use products to meet their needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). We are currently developing new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and customer demands. Our success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner.

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

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer’s control. Because all of our ratings are subject to continuous review, the retention of these ratings cannot be assured. A multi-level downgrade in any of these ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness, and the marketability of our products impacting our liquidity, operating results and financial condition.

We face risks related to litigation.

We are a defendant in various lawsuits considered to be in the normal course of business. Senior legal and financial management review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation could adversely affect us because of the costs of defending these cases, costs of settlement or judgments against us or because of changes in our operations that could result from litigation.

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

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•     any requirement to restate financial results in the event of inappropriate application of accounting principles

•     failure of our processes to prevent and detect unethical conduct of employees

•     a significant failure of internal controls over financial reporting

•     failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements

•     failure of corporate governance policies and procedures

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.           PROPERTIES.

Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. Aflac also leases administrative office space in Georgia, New York, and Nebraska. In 2005, we announced a multi-year building project for additional office space in Columbus, Georgia. The initial phase is to be completed in 2007 and will provide additional space for administrative support functions. The next phase of the expansion is anticipated to begin in mid-2007.

In Tokyo, Japan, Aflac has two primary campuses. The first campus includes a building that Aflac owns that serves as customer service center. The second campus comprises leased space, which serves as our Japan branch headquarters and houses administrative support functions for the Japan branch. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.

ITEM 3.           LEGAL PROCEEDINGS.

We are a defendant in various lawsuits considered to be in the normal course of business. Senior legal and financial management review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2006.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the principal exchange market for the two years ended December 31, were as follows:

Quarterly Common Stock Prices

2006	High	Low
4th Quarter	$46.20	$42.50
3rd Quarter	46.85	41.63
2nd Quarter	49.29	44.40
1st Quarter	49.40	44.72

2005	High	Low
4th Quarter	$49.65	$44.38
3rd Quarter	46.33	42.72
2nd Quarter	44.15	35.50
1st Quarter	40.42	36.86

Holders

	2006	2005
Number of common shares outstanding	492,549,966	498,893,553
Number of registered common shareholders	82,647	80,808

Dividends Paid

	2006	2005
4th Quarter	$.16	$.11
3rd Quarter	.13	.11
2nd Quarter	.13	.11
1st Quarter	.13	.11

In October 2006, the board of directors declared the first quarter 2007 cash dividend of $.185 per share. The dividend is payable on March 1, 2007, to shareholders of record at the close of business on February 16, 2007. We expect comparable dividends to continue to be paid in future periods. For information concerning dividend restrictions, see the Capital Resources and Liquidity section of the MD&A and Note 11 of the Notes to the Consolidated Financial Statements presented in this report.

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, we repurchased shares of Aflac stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	1,494,800	$44.79	1,494,800	38,283,263
November 1 - November 30	1,638,900	44.74	1,638,900	36,644,363
December 1 - December 31	-	-	-	36,644,363
Total	3,133,700	$44.76	3,133,700	36,644,363

Of the shares available for purchase, 6,644,363 shares relate to a 30,000,000 share repurchase authorization approved by the board and announced in February 2004. The remaining 30,000,000 shares relate to a 30,000,000 repurchase authorization approved by the board and announced in February 2006.

ITEM 6.           SELECTED FINANCIAL DATA.

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2006	2005		2004		2003	2002
Revenues:
Premiums, principally supplemental health insurance	$12,314	$11,990		$11,302		$9,921	$8,595
Net investment income	2,171	2,071		1,957		1,787	1,614
Realized investment gains (losses)	79	262		(12)		(301)	(14)
Other income	52	40		34		40	62
Total revenues	14,616	14,363		13,281		11,447	10,257
Benefits and expenses:
Benefits and claims	9,016	8,890		8,482		7,529	6,589
Expenses	3,336	3,247		3,026		2,720	2,445
Total benefits and expenses	12,352	12,137		11,508		10,249	9,034
Pretax earnings	2,264	2,226		1,773		1,198	1,223
Income taxes	781	743		507		430	438
Net earnings	$1,483	$1,483	(1)	$1,266	(2)	$768	$785	(3)

Share and Per-Share Amounts
Net earnings (basic)	$2.99	$2.96	(1)	$2.49	(2)	$1.50	$1.52	(3)
Net earnings (diluted)	2.95	2.92	(1)	2.45	(2)	1.47	1.49	(3)
Cash dividends paid	.55	.44		.38		.30	.23
Common shares used for basic EPS (In thousands)	495,614	500,939		507,333		513,220	517,541
Common shares used for diluted EPS (In thousands)	501,827	507,704		516,421		522,138	528,326
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	119.11	118.07		104.21		107.13	119.90
Weighted-average yen/dollar exchange rate (yen)	116.31	109.88		108.26		115.95	125.15

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

(3)            Includes a charge of $26 ($.05 per basic and diluted share) for the policyholder protection fund in 2002 in Japan

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2006	2005	2004	2003	2002
Assets:
Investments and cash	$51,972	$48,989	$51,955	$44,050	$39,147
Other	7,833	7,372	7,371	6,914	5,911
Total assets	$59,805	$56,361	$59,326	$50,964	$45,058
Liabilities and shareholders’ equity:
Policy liabilities	$45,440	$42,329	$43,556	$39,240	$32,726
Notes payable	1,426	1,395	1,429	1,409	1,312
Income taxes	2,462	2,577	2,445	2,187	2,362
Other liabilities	2,136	2,133	4,320	1,480	2,262
Shareholders’ equity	8,341	7,927	7,576	6,648	6,396
Total liabilities and shareholders’ equity	$59,805	$56,361	$59,326	$50,964	$45,058

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

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

•     subsidiary’s ability to pay dividends to the Parent Company

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2006. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes.

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

Investments

Aflac’s investments in debt and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security’s credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with SEC Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (SFAS) No. 115,

Accounting for Certain Investments in Debt and Equity Securities; Financial Accounting Standards Board (FASB) Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and related guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:

•     percentage decline in value and the length of time during which the decline has occurred

•     recoverability of principal and interest

•     market conditions

•     ability to hold the investment to maturity

•     review of the issuer’s overall operating performance

•     rating agency opinions and actions regarding the issuer’s credit standing

•     adverse changes in the issuer’s availability of production resources, revenue sources and technological conditions

•     adverse changes in the issuer’s economic, regulatory or political environment

Deferred Policy Acquisition Costs and Policy Liabilities

Aflac’s products are generally long-duration fixed-benefit indemnity contracts. As such, our products are accounted for under the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We make estimates of certain factors that affect the profitability of our business to match expected policy benefits and deferrable acquisition costs with expected policy premiums. These assumptions include persistency, morbidity, mortality, investment yields and expenses. If actual results match the assumptions used in establishing policy liabilities and the deferral and amortization of acquisition costs, profits will emerge as a level percentage of earned premiums. However, because actual results will vary from the assumptions, profits as a percentage of earned premiums will vary from year to year.

We measure the adequacy of our policy reserves and recoverability of deferred policy acquisition costs (DAC) annually by performing gross premium valuations on our business. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

Under the requirements of SFAS No. 60, certain costs of acquiring new business are deferred and amortized over the policy’s premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest, and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. As presented in the following table, the ratio of unamortized DAC to annualized premiums in force has been relatively stable for Aflac U.S. over the last three years. The ratio of unamortized DAC to annualized premiums in force has shown a slight upward trend for Aflac Japan for the last three years. This trend is a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this has resulted in a higher unamortized DAC balance, the overall cost to the company has been reduced.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
	(In Yen)			(In Dollars)
(In millions)	2006	2005	2004	2006	2005	2004
Deferred policy acquisition costs	459,404	427,894	397,261	$2,168	$1,966	$1,783
Annualized premiums in force	1,083,126	1,027,762	961,895	4,101	3,711	3,374
Deferred policy acquisition costs as a percentage of annualized premiums in force	42.4%	41.6%	41.3%	52.9%	53.0%	52.8%

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2006	2005
U.S. segment:
Future policy benefits	$4,391	$3,780
Unpaid policy claims	816	848
Other policy liabilities	158	143
Total U.S. policy liabilities	$5,365	$4,771
Japan segment:
Future policy benefits	$36,447	$34,071
Unpaid policy claims	1,574	1,657
Other policy liabilities	2,051	1,828
Total Japan policy liabilities	$40,072	$37,556
Consolidated:
Future policy benefits	$40,841	$37,853
Unpaid policy claims	2,390	2,504
Other policy liabilities	2,209	1,972
Total consolidated policy liabilities	$45,440	$42,329

Our policy liabilities, which are determined in accordance with SFAS No. 60 and Actuarial Standards of Practice, include two primary components:  future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities as of December 31, 2006, respectively.

Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. We calculate future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are generally established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by GAAP, we also include a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience.

Unpaid policy claims include those claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to us. We compute unpaid policy claims on an undiscounted basis using statistical analyses of historical claims payments, adjusted for current trends and changed conditions. We update the assumptions underlying the estimate of unpaid policy claims regularly and incorporate our historical experience as well as other data that provides information regarding our outstanding liability.

Our insurance products provide fixed-benefit amounts that are not subject to medical-cost inflation. Furthermore, our business is widely dispersed in both the United States and Japan. This geographic dispersion and the nature of our benefit structure mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Claims incurred under Aflac’s policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. Our claims experience is primarily related to the demographics of our policyholders.

During the fourth quarter of 2006, we increased Aflac’s U.S. unpaid policy claims liability by $28 million. As part of our analysis of recent cancer claims experience, we noted that the overall duration of cancer outpatient treatments has lengthened. Since our reserving methods are designed to fully accrue each cancer outpatient treatment as of the date of initial treatment, we increased our estimate of the Aflac U.S. unpaid policy claims liability by $28 million. This change in estimate is reflected in current year’s earnings. If we had been using the new claims factors to produce our claim liability estimates at the end of 2005, the increase for 2006 would have been $9 million. We expect that the annual impact on future earnings will be approximately $9 million.

In addition, during the fourth quarter we transferred $170 million of the Aflac U.S. unpaid policy claims liability to future policy benefits. This transfer was primarily related to new product lines where early policy duration claims have been lower than we anticipated. However, our analysis indicates that it is appropriate to hold this liability in future policy benefits. This transfer had no impact on net earnings.

Also during the fourth quarter of 2006, we transferred $85 million from Aflac Japan’s unpaid policy claims liability to its future policy benefits liability. This transfer, which was primarily related to a continued decline in current period claims caused by changes to health care delivery in Japan, had no effect on net earnings. Our 2006 claims review indicated that we experienced a continued decline in the average number of hospital days associated with the typical cancer treatment period in Japan. We believe the average number of days declined primarily due to changes in financial incentives provided to hospitals by the government-sponsored health care system in Japan to shorten the average hospital stay. However, our claims statistics also indicated that the declines in the average number of days per hospitalization are generally offset by an increase in the frequency of hospitalizations associated with the treatment of cancer. This shift reduced current period claims, and future period claims are anticipated to increase by similar amounts.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2006, to changes in severity and frequency of claims. For the years 2004 through 2006, and before the effect of the fourth quarter 2006 adjustments noted above, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$-	$16	$31	$48	$65
Increase by 1%	(16)	-	16	32	48
Unchanged	(31)	(16)	-	16	32
Decrease by 1%	(47)	(32)	(16)	-	16
Decrease by 2%	(62)	(47)	(31)	(16)	-

New Accounting Pronouncements

During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share
	2006	2005	2004	2006	2005	2004
Net earnings	$1,483	$1,483	$1,266	$2.95	$2.92	$2.45
Items impacting net earnings, net of tax:
Realized investment gains (losses)	51	167	(5)	.10	.33	(.01)
Impact from SFAS 133	-	(10)	(13)	-	(.02)	(.03)
Release of deferred tax asset valuation allowance	-	34	128	-	.07	.25
Japanese pension obligation transfer	-	-	3	-	-	.01

Realized Investment Gains and Losses

Our investment strategy is to invest in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. In 2005, we realized pretax gains of $262 million (after-tax, $167 million, or $.33 per diluted share) primarily as a result of bond swaps. We began our bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income.

During 2004, we received an issuer’s offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer’s offer of $205 million and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased 2004 pretax earnings by $12 million (after-tax, $5 million, or $.01 per diluted share).

Impact from SFAS 133

We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation (see Notes 4 and 7 of the Notes to the Consolidated Financial Statements). The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings (other income). This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the fair value will equal initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability and intent to retain the cross-currency swaps until their maturity. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.

We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2006; therefore, there was no impact on net earnings.

During the third quarter of 2006, we entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Notes 4 and 7 of the Notes to the Consolidated Financial Statements). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest rate swaps. The fair value of these swaps and related changes in fair value were immaterial during the year ended December 31, 2006. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

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

The American Jobs Creation Act of 2004 eliminated the 90% limitation on the utilization of foreign tax credits. As a result of this tax law change, we recognized a benefit of $128 million ($.25 per diluted share) in 2004 for the release of the valuation allowance associated with certain deferred tax assets. The 2005 and 2004 tax benefits are included as reductions to income tax expense in the consolidated statements of earnings.

During 2004, we concluded the process of returning the substitutional portion of Aflac Japan’s pension plan to the Japanese government as allowed by the Japan Pension Insurance Law. We recognized a one-time gain (other income) as the result of this transfer to the Japanese government in the amount of $6 million (after-tax, $3 million, or $.01 per diluted share) in 2004.

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

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance excluding the impact of foreign currency translation.

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% in 2006, 33.4% in 2005, and 28.6% in 2004. Total income taxes were $781 million in 2006, compared with $743 million in 2005 and $507 million in 2004. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. Our 2005 income tax rate was lower than normal primarily as a result of the release of the valuation allowance for non-life losses discussed previously. Our 2004 income tax rate and tax expense were also lower than normal as a result of the release of the valuation allowance for deferred tax assets discussed previously. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing year-over-year results, we exclude the effect of realized investment gains and losses, the impact from SFAS 133 and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given year in relation to the prior year.

Subject to the preceding assumptions, our objective for 2006 was to achieve net earnings per diluted share of at least $2.92, an increase of 15.0% over 2005 using the preceding assumptions. We reported 2006 net earnings per diluted share of $2.95. Adjusting that number for realized investment gains ($.10 per diluted share), the impact from SFAS 133 (nil per diluted share) and foreign currency translation (a loss of $.08 per diluted share), we exceeded our objective for the year.

Our objective for 2007 is to increase net earnings per diluted share by 15% to 16% over 2006, on the basis described above. If we achieve this objective, the following table shows the likely results for 2007 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2007 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2006	Yen Impact on EPS
105.00	$3.45 - 3.48	21.1 - 22.1%	$.17
110.00	3.37 - 3.40	18.2 - 19.3	.09
116.31**	3.28 - 3.31	15.1 - 16.1	-
120.00	3.23 - 3.26	13.3 - 14.4	(.05)
125.00	3.17 - 3.20	11.2 - 12.3	(.11)

 *Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2007 and 2006

**Actual 2006 weighted-average exchange rate

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

Aflac Japan Summary of Operating Results

(In millions)	2006	2005	2004
Premium income	$8,762	$8,745	$8,368
Net investment income:
Yen-denominated investment income	1,064	1,111	1,087
Dollar-denominated investment income	624	524	470
Net investment income	1,688	1,635	1,557
Other income	25	31	18
Total operating revenues	10,475	10,411	9,943
Benefits and claims	6,847	6,898	6,679
Operating expenses:
Amortization of deferred policy acquisition costs	285	284	274
Insurance commissions	859	892	881
Insurance and other expenses	832	822	730
Total operating expenses	1,976	1,998	1,885
Total benefits and expenses	8,823	8,896	8,564
Pretax operating earnings*	$1,652	$1,515	$1,379
Weighted-average yen/dollar exchange rate	116.31	109.88	108.26

	In Dollars			In Yen
Percentage change over previous year:	2006	2005	2004	2006	2005	2004
Premium income	.2%	4.5%	14.2%	5.9%	6.3%	6.7%
Net investment income	3.2	5.0	9.6	9.0	7.0	2.3
Total operating revenues	.6	4.7	13.4	6.3	6.6	6.0
Pretax operating earnings*	9.1	9.9	22.9	15.4	11.5	14.7

*See Page II-14 for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 5.4% in 2006 and 6.8% in both 2005 and 2004, reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2006, were 1.08 trillion yen, compared with 1.03 trillion yen in 2005 and 961.9 billion yen in 2004. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $9.1 billion in 2006, $8.7 billion in 2005 and $9.2 billion in 2004.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan’s investment income in 2006, compared with 32% in 2005 and 30% in 2004. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during 2006, compared with 32% in both 2005 and 2004. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign			Excluding Foreign
	Currency Changes			Currency Changes**
	2006	2005	2004	2006	2005	2004
Net investment income	9.0%	7.0%	2.3%	6.8%	6.3%	4.5%
Total operating revenues	6.3	6.6	6.0	6.0	6.4	6.3
Pretax operating earnings*	15.4	11.5	14.7	13.3	10.8	15.3

 *See Page II-14 for our definition of segment operating earnings.

**Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

The following table presents a summary of operating ratios for Aflac Japan.

Ratios to total revenues, in dollars:	2006	2005	2004
Benefits and claims	65.4%	66.2%	67.2%
Operating expenses:
Amortization of deferred policy acquisition costs	2.7	2.7	2.8
Insurance commissions	8.2	8.6	8.9
Insurance and other expenses	7.9	8.0	7.2
Total operating expenses	18.8	19.3	18.9
Pretax operating earnings*	15.8	14.5	13.9

*See Page II-14 for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders. However, this decline is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion on Page II-27). The operating expense ratio was higher in 2005 as a result of additional advertising expenditures and the write-off of previously capitalized systems development costs. We expect the operating expense ratio to be relatively stable in 2007. Due to improvement in the benefit ratio, the pretax operating profit margin expanded to 15.8% in 2006. We expect continued expansion in the profit margin in 2007.

Aflac Japan Sales

Aflac Japan’s total new annualized premium sales declined 8.8% in 2006. The sales decline primarily reflected industry-wide weakness in the market for stand-alone medical insurance as well as continued declines in the sale of Rider MAX. The following table presents Aflac Japan’s total new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2006	2005	2004	2006	2005	2004
Total new annualized premium sales	$1,010	$1,167	$1,133	117.5	128.8	122.5
Percentage change over prior year	(13.5)%	3.0%	8.2%	(8.8)%	5.1%	1.1%

Aflac Japan’s sales mix has been shifting during the last few years. The following table details the contributions to total new annualized premium sales by major product for the years ended December 31.

	2006	2005	2004
Medical policies	33%	37%	31%
Cancer life	28	26	23
Ordinary life	23	18	19
Rider MAX	10	11	20
Other	6	8	7
Total	100%	100%	100%

We believe the 2006 sales decline for our medical product category primarily reflected consumers’ concern over the claims-paying issues facing the industry in general. We expect this weakness will continue into 2007. However, with continued cost pressure on Japan’s health care system, we expect demand for medical products will continue to rise in the future and we remain encouraged about the outlook for the medical insurance market. Although that market is very competitive, Aflac Japan retains the distinction of being the number one seller of stand-alone medical insurance in Japan. We believe that our number one position benefits us in the marketplace. As a result, we continue to believe that the medical category will be an important part of our product portfolio.

The ordinary life category increased 16.9% in 2006, benefiting from the sale of WAYS, the innovative life insurance product we introduced in January 2006. Unlike traditional life insurance, WAYS allows a policyholder to convert a portion of the life insurance coverage to medical, nursing care, or fixed annuity benefits at retirement age. We remain very pleased with the initial response to WAYS, which accounted for approximately 8% of new sales in 2006.

In June 2006, we began selling a new cancer plan aimed at existing cancer insurance policyholders. This new product provides additional benefits for inpatient and outpatient care. Our cancer life policies are also marketed by Dai-ichi Mutual Life and in June 2006, Dai-ichi Life began selling a new cancer product customized for their market. As a result, new sales from cancer insurance products were stable in 2006. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

We continue to expect 2007 to be a challenging year from a sales perspective and look for sales to again decline in the first half of the year, followed by modest sales increases in the second half of 2007.

Aflac Japan Investments

Growth of investment income in yen is affected by available cash flow from operations, timing of and yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than Japanese government or other public corporate bonds would have provided, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with standard documentation for medium-term note programs and have appropriate covenants.

The following table presents the results of Aflac Japan’s investment activities for the years ended December 31.

	2006	2005	2004
New money yield - yen only	3.10%	2.95%	2.94%
New money yield - blended	3.33	3.19	3.13
Return on average invested assets, net of investment expenses	4.11	4.14	4.26

At December 31, 2006, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.14%, compared with 4.22% a year ago. See Investments and Cash on Page II-28 for additional information.

Japanese Economy

Recent events indicate that Japan’s economy has begun to recover. The Bank of Japan’s January 2007 Monthly Report of Recent Economic & Financial Developments stated that Japan’s economy is expanding moderately, noting increases in exports and capital expenditures and moderate increases in household income, private consumption and housing investment, all against the backdrop of high corporate profits and expansion of overseas economies. The report did note a downward trend related to public investment and projected the trend to continue. However, it also included an expectation that the economy would continue to expand moderately, supported by expectations of increasing exports and domestic private demand. Nevertheless, the time required for a full economic recovery remains uncertain.

Japan’s system of compulsory public health care insurance provides medical coverage to every Japanese citizen. These public medical expenditures are covered by a combination of premiums paid by insureds and their employers, taxes, and copayments from the people who receive medical service. However, given Japan’s aging population, the resources available to these publicly funded social insurance programs have come under increasing pressure. As a result, copayments and other out-of-pocket expenses have been rising and affecting more people. In 2003, copayments were raised from 20% to 30% for most consumers and other reforms were implemented in 2006. Additional reforms are being considered. We believe higher out-of-pocket expenses will lead more consumers to purchase supplemental insurance plans. Many insurance companies have recognized the opportunities for selling supplemental medical insurance in Japan and have launched new products in recent years. However, we believe our favorable cost structure compared with other insurers makes us a very effective competitor. In addition, we believe our brand, customer service, and financial strength also benefit our market position.

Japanese Regulatory Environment

The FSA adopted new mortality tables effective April 1, 2007, that will be used when developing our policy premium and reserving assumptions on newly underwritten policies. These new tables reflect recent improvements in survival rates in Japan. If our other assumptions remain unchanged, these revisions will generally lead to a decrease in policy premiums for death benefit products and an increase in premium rates for third sector products and annuities.

Additionally, the FSA has implemented a new rule for third sector product reserving. The new reserving rule will be implemented in the Japanese fiscal year starting April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual incidence rates. The results of the tests and their relation to our reserves determine whether reserve strengthening is required. We do not anticipate that the new reserving requirements will have a material impact on our FSA-based financial statements or our pricing.

As disclosed in our third quarter 2006 Form 10-Q, Aflac Japan, along with the entire life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. In a recent notification from the FSA, the review process has been changed from a voluntary program to one that is mandatory and has been expanded to include a review of cash surrender value payments. Additionally, the FSA established a reporting deadline of April 13, 2007. We expect to complete our review of claims and cash surrender value payments and report our findings to the FSA within the time frame specified. As a result of this review, we have found some payment errors and we are correcting them. Additionally, we are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. Although immaterial to our financial statements, we have recorded a liability for our estimate of the underpaid portion of those claims in our 2006 financial statements.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

(In millions)	2006	2005	2004
Premium income	$3,552	$3,245	$2,935
Net investment income	465	421	396
Other income	10	10	9
Total operating revenues	4,027	3,676	3,340
Benefits and claims	2,169	1,991	1,803
Operating expenses:
Amortization of deferred policy acquisition costs	290	258	245
Insurance commissions	444	410	371
Insurance and other expenses	539	492	424
Total operating expenses	1,273	1,160	1,040
Total benefits and expenses	3,442	3,151	2,843
Pretax operating earnings*	$585	$525	$497
Percentage change over previous year:
Premium income	9.5%	10.6%	13.1%
Net investment income	10.4	6.5	9.4
Total operating revenues	9.5	10.0	12.6
Pretax operating earnings*	11.4	5.6	11.7

*See Page II-14 for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.5% in 2006, 10.0% in 2005, and 10.9% in 2004 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at December 31 were $4.1 billion in 2006, compared with $3.7 billion in 2005 and $3.4 billion in 2004.

The following table presents a summary of operating ratios for Aflac U.S.

Ratios to total revenues:	2006	2005	2004
Benefits and claims	53.9%	54.2%	54.0%
Operating expenses:
Amortization of deferred policy acquisition costs	7.2	7.0	7.3
Insurance commissions	11.0	11.2	11.1
Insurance and other expenses	13.4	13.3	12.7
Total operating expenses	31.6	31.5	31.1
Pretax operating earnings*	14.5	14.3	14.9

*See Page II-14 for our definition of segment operating earnings.

After several years of trending upward, the benefit ratio declined modestly in 2006. As a percentage of premium income, the benefit ratio was 61.0% in 2006, 61.3% in 2005, and 61.4% in 2004. We expect the benefit ratio to decline slightly in future periods due to favorable claim cost trends. The 2006 operating expense ratio reflects the write-off of remaining deferred policy acquisition costs associated with a large payroll account that terminated in the first quarter. We expect the operating expense ratio, excluding discretionary promotional expenses, to remain relatively stable in future periods. The pretax operating profit margin is expected to increase slightly in 2007.

Aflac U.S. Sales

For 2006, total new annualized premium sales increased 13.1%, which exceeded our objective of 8% to 12% growth for the year. These record sales results were due, in part, to the re-enrollment of a large payroll account. Our accident/disability and cancer expense products were again the primary contributors to sales. The following table presents Aflac’s U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2006	2005	2004
Total new annualized premium sales	$1,423	$1,259	$1,186
Increase over prior year	13.1%	6.1%	5.1%

Our objective for 2007 is to increase total new annualized premium sales by 6% to 10%.

The following table details the contributions to total new annualized premium sales by major product category for the years ended December 31.

(In millions)	2006	2005	2004
Accident/disability coverage	52%	51%	52%
Cancer expense insurance	17	19	20
Hospital indemnity products	12	11	11
Fixed-benefit dental coverage	6	8	7
Other	13	11	10
Total	100%	100%	100%

One aspect of our growth strategy is the continued enhancement of our product line. During the third quarter of 2006, we launched revised specified health event and intensive care plans. In 2007 we will introduce an innovative care policy that provides benefits to help offset costs associated with caring for dependents as a result of their accident or illness.

Another aspect of our growth strategy is our focus on growing and improving our U.S. sales force, and we were encouraged to see continued expansion in 2006. Although we did not set a specific recruiting target for 2006, we continued to emphasize recruiting as a means for growing our producer base. We recruited more than 26,000 new associates during 2006, which was 7.8% higher than 2005. At December 31, 2006, Aflac U.S. was represented by more than 68,300 licensed sales associates, which was 8.5% higher than a year ago. Our primary focus has been on increasing producing sales associates. We believe that we can achieve better producer growth through more effective and standardized training for our sales associates and sales management. On an average weekly basis, the number of producing associates rose 6.4% in 2006 to approximately 10,300, compared with a year ago. As previously disclosed, our focus has shifted from average monthly producers to average weekly producers as both a reporting and management metric. This shift provides for a more active management of our sales associates and allows our sales management to monitor progress and needs on a real-time basis.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities.

	2006	2005	2004
New money yield	6.44%	6.16%	6.30%
Return on average invested assets, net of investment expenses	6.86	6.54	6.68

At December 31, 2006, the portfolio yield on Aflac’s U.S. portfolio was 7.15%, compared with 7.24% a year ago. See Investments and Cash on Page II-28 for additional information.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $57 million in 2006, $56 million in 2005, and $67 million in 2004. Investment income included in reported corporate expenses was $16 million in 2006, $14 million in 2005, and $5 million in 2004. Corporate expenses in 2004 were higher than normal primarily as a result of increased expenses associated with our retirement obligations.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at December 31, 2006, was 119.11 yen to one dollar, or .9% weaker than the December 31, 2005, exchange rate of 118.07. The weaker yen decreased reported investments and cash by $357 million; total assets by $400 million; and total liabilities by $392 million, compared with the amounts that would have been reported for 2006 if the exchange rate had remained unchanged from December 31, 2005.

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

On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on Page II-35 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2006	2005
Aflac Japan yen-denominated net assets	$2,317	$2,184
Parent Company yen-denominated net liabilities	(1,434)	(1,403)
Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$883	$781

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)		2006				2005
Yen/dollar exchange rates	104.11	119.11	*	134.11	103.07	118.07	*	133.07
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,712	$18,978		$16,856	$21,732	$18,971		$16,832
Perpetual debentures	4,246	3,711		3,296	4,191	3,659		3,246
Equity securities	29	25		22	70	61		54
Securities held to maturity:
Fixed maturities	15,404	13,464		11,958	12,428	10,849		9,626
Perpetual debentures	4,565	3,990		3,544	4,779	4,172		3,702
Cash and cash equivalents	383	335		297	553	483		429
Other financial instruments	32	28		25	35	31		27
Subtotal	46,371	40,531		35,998	43,788	38,226		33,916
Liabilities:
Notes payable	1,117	976		868	1,083	945		839
Cross-currency swaps	534	467		414	539	471		417
Japanese policyholder
protection fund	200	175		155	232	203		180
Subtotal	1,851	1,618		1,437	1,854	1,619		1,436
Net yen-denominated
financial instruments	44,520	38,913		34,561	41,934	36,607		32,480
Other yen-denominated assets	5,550	4,852		4,309	5,332	4,654		4,130
Other yen-denominated liabilities	(49,060)	(42,882)		(38,086)	(46,371)	(40,480)		(35,917)
Consolidated yen-denominated
net assets subject to foreign
currency fluctuation	$1,010	$883		$784	$895	$781		$693

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. We use modified duration analysis, which measures price percentage volatility, to estimate the sensitivity of fair values to interest rate changes on debt securities we own. For example, if the current duration of a debt security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt securities we own, notes payable, cross-currency swaps and our obligation for the Japanese policyholder protection fund as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2006		2005
		+100		+100
	Fair	Basis	Fair	Basis
(In millions)	Value	Points	Value	Points
Debt securities:
Fixed-maturity securities:
Yen-denominated	$32,328	$28,712	$29,791	$26,427
Dollar-denominated	9,845	9,033	9,190	8,407
Perpetual debentures:
Yen-denominated	7,735	6,965	7,911	7,086
Dollar-denominated	698	653	711	661
Total debt securities	$50,606	$45,363	$47,603	$42,581
Notes payable*	$1,421	$1,386	$1,395	$1,362
Cross-currency and interest rate swap liabilities	$7	$5	$12	$10
Japanese policyholder protection fund	$175	$175	$203	$203

*Excludes capitalized lease obligations

Changes in the interest rate environment have contributed to the unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains because we have the intent and ability to hold these securities to maturity. Likewise, should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize these losses because we have the intent and ability to hold such securities to maturity or recovery of value. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2006	2005
Yen-denominated debt securities	13	12
Policy benefits and related expenses to be paid in future years	13	13
Premiums to be received in future years on policies in force	10	10

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of investment expenses)

	2006		2005		2004
	U.S.	Japan*	U.S.	Japan*	U.S.	Japan*
Policies issued during year:
Required interest on policy reserves	5.50%	2.77%	5.50%	2.88%	6.36%	2.97%
New money yield on investments	6.40	3.12	6.11	3.01	6.25	3.00
Policies in force during year:
Required interest on policy reserves	6.28	4.71	6.36	4.79	6.40	4.87
Return on average invested assets	6.86	3.88	6.54	3.92	6.68	4.02

*Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuities, and dollar-denominated investments and related investment income

In response to low interest rates in the United States, we lowered our required interest assumption for newly issued products to 5.5% in 2005. In Japan, we lowered our required interest assumption for some newly issued products to 2.5% in 2005. However, the majority of Japan’s newly issued products have a required interest assumption of 3.0%. We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary.

Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.88%. These securities total $1.1 billion at amortized cost and have an average yield of 5.80%. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. As a result, securities that mature may contribute to a decline in our overall portfolio yield. However, adding riders to our older policies has helped offset the negative investment spread. And despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.

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

The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2006	2005	2006		2005
Securities available for sale, at fair value:
Fixed maturities	$22,044	$21,907	$6,659	*	$6,134	*
Perpetual debentures	3,935	3,888	473		482
Equity securities	25	61	-		23
Total available for sale	26,004	25,856	7,132		6,639
Securities held to maturity, at amortized cost:
Fixed maturities	13,464	10,849	19		18
Perpetual debentures	3,990	4,172	-		-
Total held to maturity	17,454	15,021	19		18
Total investment securities	$43,458	$40,877	$7,151		$6,657

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $102 in 2006 and $100 in 2005.

We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount(s) of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements. The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2006		2005
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Publicly issued securities:
Fixed maturities	$15,092	$16,269	$14,872	$16,540
Perpetual debentures	173	176	173	180
Equity securities	13	22	14	51
Total publicly issued	15,278	16,467	15,059	16,771
Privately issued securities:
Fixed maturities	25,490	25,905	21,855	22,441
Perpetual debentures	8,158	8,256	8,254	8,442
Equity securities	3	3	16	33
Total privately issued	33,651	34,164	30,125	30,916
Total investment securities	$48,929	$50,631	$45,184	$47,687

Privately issued securities accounted for 68.8% of total debt securities, at amortized cost, at December 31, 2006, compared with 66.6% at December 31, 2005. Privately issued securities held by Aflac Japan at amortized cost accounted for $31.3 billion, or 64.0%, of total debt securities at December 31, 2006, and $27.9 billion, or 61.8%, of total debt securities at December 31, 2005. Reverse-dual currency debt securities accounted for $9.7 billion, or 28.9%, of total privately issued securities at December 31, 2006, compared with $8.9 billion, or 29.6%, of total privately issued securities at December 31, 2005. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

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

Composition of Purchases by Credit Rating

	2006	2005	2004
AAA	10.6%	6.1%	9.1%
AA	48.9	45.5	41.2
A	35.1	42.9	36.7
BBB	5.4	5.5	13.0
Total	100.0%	100.0%	100.0%

The distributions of debt securities we own, by credit rating, were as follows:

Composition by Credit Rating

	December 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AAA	5.8%	5.7%	4.0%	3.9%
AA	35.0	35.8	33.7	34.9
A	39.4	39.2	38.9	38.7
BBB	17.2	17.2	21.1	20.6
BB or lower	2.6	2.1	2.3	1.9
Total	100.0%	100.0%	100.0%	100.0%

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

Once we designate a security as below investment grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment if the security’s amortized cost exceeds its fair value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section on Page II-6. Securities classified as below investment grade as of December 31 were as follows:

Below-Investment-Grade Securities

	2006		2005
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Ahold	$300	$245	$302	$236
KLM Royal Dutch Airlines	252	229	254	227
Ford Motor Credit	252	229	254	209
CSAV	201	145	*	*
Ford Motor Company	122	100	123	84
BAWAG	118	103	*	*
LeGrand	*	*	46	52
Cooper Tire & Rubber Co.	**	**	45	45
Tennessee Gas Pipeline	30	35	31	33
Total	$1,275	$1,086	$1,055	$886

 *Investment grade at respective reporting date

**Sold during 2006

Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of December 31, 2006, represented .2% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status
Tyco Electronics AMP (AMP Japan)	$50	Ba1	BBB+	BBB+	Investment Grade
LeGrand	46	Baa3	BB+	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of December 31, 2006.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses
Available-for-sale securities:
Investment-grade securities	$30,165	$32,127	63.5%	$2,341	$379
Below-investment-grade securities	1,275	1,086	2.1	6	195
Held-to-maturity securities:
Investment-grade securities	17,473	17,393	34.4	488	568
Total	$48,913	$50,606	100.0%	$2,835	$1,142

The following table presents an aging of securities in an unrealized loss position as of December 31, 2006.

Aging of Unrealized Losses

Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss
Available-for-sale securities:

Investment-grade securities	$9,163	$379	$1,965	$17	$782	$19	$6,416	$343
Below-investment- grade securities	1,209	195	-	-	16	-	1,193	195
Held-to-maturity securities:
Investment-grade securities	10,148	568	1,221	58	1,692	58	7,235	452
Total	$20,520	$1,142	$3,186	$75	$2,490	$77	$14,844	$990

The following table presents a distribution of unrealized losses by magnitude as of December 31, 2006.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 28%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss
Available-for-sale securities:
Investment-grade securities	$9,163	$379	$9,104	$367	$59	$12
Below-investment- grade securities	1,209	195	643	61	566	134
Held-to-maturity securities:
Investment-grade securities	10,148	568	9,980	534	168	34
Total	$20,520	$1,142	$19,727	$962	$793	$180

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2006.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss
CSAV	BB	$201	$145	$56
Ahold	BB	300	245	55
KBC Group	A	227	196	31
EFG Euro Bank Ergasias	A	285	256	29
National Bank of Greece	A	252	225	27
SLM Corp	A	284	258	26
Nordea Bank	A	336	310	26
Unique Zurich Airport	BBB	311	287	24
Ford Motor Credit	B	252	229	23
KLM Royal Dutch Airlines	N/R*	252	229	23

*Not rated

The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized in each of the years in the three-year period ended December 31, 2006 were immaterial.

Realized losses on debt securities were as follows for the year ended December 31, 2006:

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss
Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$426	$15
Six months to 12 months	617	14
Over 12 months	37	1
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	37	3
Six months to 12 months	17	2
Total	$1,134	$35

Realized losses on below-investment-grade securities primarily relate to the 2006 disposition of Cooper Tire & Rubber Co.

Cash, cash equivalents, and short-term investments totaled $1.2 billion, or 2.3% of total investments and cash, as of December 31, 2006, compared with $1.3 billion, or 2.6%, at December 31, 2005.

For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs totaled $6.0 billion at December 31, 2006, an increase of $435 million, or 7.8% over 2005. The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2006	2005
Aflac Japan	$3,857	$3,624
Aflac U.S.	2,168	1,966

Aflac Japan’s deferred policy acquisition costs increased 6.4% (7.4% increase in yen). The weaker yen at year-end decreased reported deferred policy acquisition costs by $34 million. Deferred policy acquisition costs of Aflac U.S. increased 10.3%. The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.

Policy Liabilities

Policy liabilities totaled $45.4 billion at December 31, 2006, an increase of $3.1 billion, or 7.3% over 2005. The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2006	2005
Aflac Japan	$40,072	$37,556
Aflac U.S.	5,365	4,771

Aflac Japan’s policy liabilities increased 6.7% (7.6% increase in yen). The weaker yen at year-end decreased reported policy liabilities by $353 million. Policy liabilities of Aflac U.S. increased 12.5%. The increase in total policy liabilities is the result of the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $1.4 billion at both December 31, 2006 and 2005. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 17.2% as of December 31, 2006, compared with 18.8% a year ago. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Benefit Plans

Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 12 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Fund

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. In 2002, the members of the Life Insurance Policyholder Protection Corporation (LIPPC) approved the Financial Services Agency’s proposal, which increased the industry’s obligation to the policyholder protection fund. In 2005, legislation was enacted extending the LIPPC framework, which included government fiscal measures supporting the LIPPC through March 2009. These new measures do not contemplate additional industry assessments through March 2009 absent an event requiring LIPPC funds. The likelihood and timing of future assessments, if any, cannot be determined at this time.

Hedging Activities

Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS No. 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At December 31, 2006, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 105.4 billion yen, compared with 92.3 billion yen at December 31, 2005.

During the third quarter of 2006, we entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $665 million in 2006, compared with $526 million in 2005 and $643 million in 2004. During 2006, Aflac paid $68 million to the Parent Company for management fees, compared with $73 million in 2005 and $33 million in 2004. The increase in management fees in 2005 resulted from a change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. In 2003, we filed a Shelf Registration Statement (SRS) with Japanese regulatory authorities to issue up to 100 billion yen of Samurai notes in Japan. In July 2005, we issued 40 billion yen (approximately $360 million) of these securities with a coupon of .71% and a five-year maturity. These securities are not available to U.S. persons. The remaining 60 billion yen of the 2003 SRS expired in December 2005. As a result, we filed a new SRS with Japanese regulatory authorities in February 2006 to issue up to 100 billion yen (approximately $840 million using the December 31, 2006, exchange rate) of Samurai notes in Japan. If issued, these securities will not be available to U.S. persons. We also filed an SRS in August 2006 with Japanese regulatory authorities to issue up to 100 billion yen (approximately $840 million using the December 31, 2006, period-end exchange rate) of Uridashi notes in Japan. In September 2006, the Parent Company issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2006. We translated our yen-denominated obligations using the December 31, 2006, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

				Less
	Total		Total	Than	One to	Four to	After
(In millions)	Liability*		Payments	One Year	Three Years	Five Years	Five Years
Future policy benefits liability	$40,841		$208,221	$6,403	$12,791	$12,496	$176,531
Unpaid policy claims liability	2,390		2,390	1,794	378	130	88
Long-term debt - principal	1,416		1,416	252	450	630	84
Long-term debt - interest	4		71	18	30	14	9
Policyholder protection fund	175		175	29	47	53	46
Operating service agreements	N/A	**	530	47	128	121	234
Operating lease obligations	N/A	**	143	42	36	19	46
Capitalized lease obligations	10		10	4	5	1	-
Total contractual obligations	$44,836		$212,956	$8,589	$13,865	$13,464	$177,038

 *Liability amounts are those reported on the consolidated balance sheet as of December 31, 2006.

**Not applicable.

The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2006. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $40.8 billion at December 31, 2006, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

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

Consolidated Cash Flows by Activity

(In millions)	2006	2005	2004
Operating activities	$4,397	$4,433	$4,486
Investing activities	(4,057)	(6,692)	(1,418)
Financing activities	(434)	(196)	(313)
Exchange effect on cash and cash equivalents	-	(61)	6
Net change in cash and cash equivalents	$(94)	$(2,516)	$2,761

Operating Activities

Consolidated cash flow from operations was $4.4 billion in both 2006 and 2005, and $4.5 billion in 2004. The following table summarizes operating cash flows by source for the years ended December 31.

Cash Provided by Operating Activities

(In millions)	2006	2005	2004
Aflac Japan	$3,437	$3,691	$3,670
Aflac U.S. and Other Operations	960	742	816

The decrease in Aflac Japan cash flows was due primarily to an increase in income tax payments in 2006 as a result of realized gains related to our bond-swap program.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

Cash Provided (Used) by Investing Activities

(In millions)	2006	2005	2004
Aflac Japan	$(3,372)	$(3,574)	$(3,692)
Aflac U.S. and Other Operations	(685)	(3,118)	2,274

Cash flows for Aflac U.S. and Other Operations included the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 7% of the annual average investment portfolio of debt securities available for sale during the year ended December 31, 2006, compared with 11% in 2005 and 5% in 2004. The increase of dispositions before maturity in 2006 and 2005 primarily resulted from the bond swaps we executed from the third quarter of 2005 through the second quarter of 2006.

Financing Activities

Consolidated cash used by financing activities was $434 million in 2006, $196 million in 2005 and $313 million in 2004. In September 2006, we received $382 million in connection with the Parent Company’s issuance of yen-denominated Uridashi notes. In June 2006, the Parent Company paid $355 million in connection with the maturity of the 2001 Samurai notes. In October 2005, we paid $261 million in connection with the maturity of the 2000 Samurai notes. In July 2005, the Parent Company received $360 million from its issuance of yen-denominated Samurai notes. Cash provided by investment-type contracts was $217 million in 2006, compared with $257 million in 2005 and $220 million in 2004.

The following table presents a summary of treasury stock activity during the years ended December 31.

(In millions of dollars and millions of shares)	2006	2005	2004
Treasury stock purchases	$470	$438	$392
Shares purchased	10	10	10
Stock issued from treasury	$42	$50	$39
Shares issued	3	4	3

Cash dividends paid in 2006 of $.55 per share increased 25.0% over 2005. The 2005 dividend of $.44 per share increased 15.8% over 2004. The following table presents the sources of dividends to shareholders for the years ended December 31.

(In millions)	2006	2005	2004
Dividends paid in cash	$258	$209	$182
Dividends declared but not paid	91	-	-
Dividends through issuance of treasury shares	15	11	10
Total dividends to shareholders	$364	$220	$192

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid by Aflac to the Parent Company. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency.

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to facilitate identification of inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s RBC ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong RBC ratio and statutory capital and surplus position in future periods.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. Aflac Japan’s solvency margin ratio significantly exceeds regulatory minimums.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. During 2006, Aflac Japan paid $25 million to the Parent Company for management fees, compared with $28 million in 2005 and $24 million in 2004. Expenses allocated to Aflac Japan were $32 million in 2006, $30 million in 2005 and $26 million in 2004. During 2006, Aflac Japan repatriated profits of $442 million (50.0 billion yen) to Aflac U.S., compared with $374 million (41.2 billion yen) in 2005 and $220 million (23.9 billion yen) in 2004. Profits repatriated in 2004 were lower primarily as a result of realized investment losses recognized in 2003. For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements.

Rating Agencies

Aflac is rated AA by both Standard & Poor’s and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A by Standard & Poor’s, A+ by Fitch Ratings, and A2 by Moody’s.

Other

In October 2006, the board of directors declared the first quarter 2007 cash dividend of $.185 per share. The dividend is payable on March 1, 2007, to shareholders of record at the close of business on February 16, 2007. In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. In 2006, the board of directors authorized the purchase of an additional 30 million shares of our common stock. As of December 31, 2006, approximately 37 million shares were available for purchase under our share repurchase programs.

For information regarding commitments and contingent liabilities, see Note 13 of the Notes to the Consolidated Financial Statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7, of this report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2006	2005	2004
Revenues:
Premiums, principally supplemental health insurance	$12,314	$11,990	$11,302
Net investment income	2,171	2,071	1,957
Realized investment gains (losses)	79	262	(12)
Other income	52	40	34
Total revenues	14,616	14,363	13,281
Benefits and expenses:
Benefits and claims	9,016	8,890	8,482
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	574	542	519
Insurance commissions	1,303	1,302	1,252
Insurance expenses	1,337	1,281	1,128
Interest expense	19	23	23
Other operating expenses	103	99	104
Total acquisition and operating expenses	3,336	3,247	3,026
Total benefits and expenses	12,352	12,137	11,508
Earnings before income taxes	2,264	2,226	1,773
Income tax expense:
Current	419	499	391
Deferred	362	278	244
Release of valuation allowance on deferred tax assets	-	(34)	(128)
Total income taxes	781	743	507
Net earnings	$1,483	1,483	$1,266
Net earnings per share:
Basic	$2.99	$2.96	$2.49
Diluted	2.95	2.92	2.45
Common shares used in computing earnings per share (In thousands):
Basic	495,614	500,939	507,333
Diluted	501,827	507,704	516,421

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2006	2005
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $27,099 in 2006 and $25,860 in 2005)	$28,805	$28,142
Perpetual debentures (amortized cost $4,341 in 2006 and $4,255 in 2005)	4,408	4,370
Equity securities (cost $16 in 2006 and $30 in 2005)	25	84
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $13,369 in 2006 and $10,839 in 2005)	13,483	10,867
Perpetual debentures (fair value $4,024 in 2006 and $4,252 in 2005)	3,990	4,172
Other investments	58	57
Cash and cash equivalents	1,203	1,297
Total investments and cash	51,972	48,989
Receivables, primarily premiums	535	479
Receivables for security transactions	-	105
Accrued investment income	538	484
Deferred policy acquisition costs	6,025	5,590
Property and equipment, at cost less accumulated depreciation	458	448
Other	277	266
Total assets	$59,805	$56,361

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2006	2005
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$40,841	$37,853
Unpaid policy claims	2,390	2,504
Unearned premiums	645	594
Other policyholders’ funds	1,564	1,378
Total policy liabilities	45,440	42,329
Notes payable	1,426	1,395
Income taxes	2,462	2,577
Payables for return of cash collateral on loaned securities	807	622
Other	1,329	1,511
Commitments and contingent liabilities (Note 13)
Total liabilities	51,464	48,434
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 655,715 shares in 2006 and 654,522 shares in 2005	66	65
Additional paid-in capital	895	791
Retained earnings	9,304	8,048
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	54	77
Unrealized gains on investment securities	1,450	1,917
Pension liability adjustment	(78)	(37)
Treasury stock, at average cost	(3,350)	(2,934)
Total shareholders’ equity	8,341	7,927
Total liabilities and shareholders’ equity	$59,805	$56,361

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2006	2005	2004
Common stock:
Balance, beginning of year	$65	$65	$65
Exercise of stock options	1	-	-
Balance, end of year	66	65	65
Additional paid-in capital:
Balance, beginning of year	791	676	592
Exercise of stock options, including income tax benefits	32	54	14
Share-based compensation	34	32	34
Gain on treasury stock reissued	38	29	36
Balance, end of year	895	791	676
Retained earnings:
Balance, beginning of year	8,048	6,785	5,712
Cumulative effect of change - adoption of SAB 108	139	-	-
Cumulative effect of change in accounting principle	(2)	-	-
Net earnings	1,483	1,483	1,266
Dividends to shareholders ($.735 per share in 2006, $.44 per share in 2005, and $.38 per share in 2004)	(364)	(220)	(193)
Balance, end of year	9,304	8,048	6,785
Accumulated other comprehensive income:
Balance, beginning of year	1,957	2,611	2,493
Change in unrealized foreign currency translation gains (losses) during year, net of income taxes	(23)	(145)	9
Change in unrealized gains (losses) on investment securities during year, net of income taxes	(467)	(500)	101
Pension liability adjustment during year, net of income taxes	(41)	(9)	8
Balance, end of year	1,426	1,957	2,611
Treasury stock:
Balance, beginning of year	(2,934)	(2,561)	(2,214)
Purchases of treasury stock	(470)	(438)	(392)
Cost of shares issued	54	65	45
Balance, end of year	(3,350)	(2,934)	(2,561)
Total shareholders’ equity	$8,341	$7,927	$7,576

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$1,483	$1,483	$1,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(41)	(43)	159
Increase in deferred policy acquisition costs	(474)	(461)	(443)
Increase in policy liabilities	3,304	3,311	3,023
Change in income tax liabilities	180	351	347
Realized investment (gains) losses	(79)	(262)	12
Other, net	24	54	122
Net cash provided by operating activities	4,397	4,433	4,486
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	2,358	3,465	1,481
Fixed maturities matured	553	743	820
Perpetual debentures sold	1	35	-
Equity securities sold	57	-	-
Securities held to maturity:
Fixed maturities matured or called	172	212	1
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(4,402)	(5,523)	(3,914)
Perpetual debentures	-	(710)	(464)
Equity securities	-	-	(1)
Securities held to maturity:
Fixed maturities	(2,963)	(2,661)	(1,468)
Perpetual debentures	-	-	(358)
Cash received as collateral on loaned securities, net	193	(2,237)	2,512
Additions to property and equipment, net	(23)	(16)	(21)
Other, net	(3)	-	(6)
Net cash used by investing activities	$(4,057)	$(6,692)	$(1,418)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31,

(In millions)	2006	2005	2004
Cash flows from financing activities:
Purchases of treasury stock	$(470)	$(438)	$(392)
Proceeds from borrowings	382	360	-
Principal payments under debt obligations	(377)	(269)	(12)
Dividends paid to shareholders	(258)	(209)	(182)
Change in investment-type contracts, net	217	257	220
Treasury stock reissued	42	50	39
Other, net	30	53	14
Net cash used by financing activities	(434)	(196)	(313)
Effect of exchange rate changes on cash and cash equivalents	-	(61)	6
Net change in cash and cash equivalents	(94)	(2,516)	2,761
Cash and cash equivalents, beginning of year	1,297	3,813	1,052
Cash and cash equivalents, end of year	$1,203	$1,297	$3,813
Supplemental disclosures of cash flow information - See Note 14

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In millions)	2006	2005	2004
Net earnings	$1,483	$1,483	$1,266
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year	(12)	44	(24)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	(642)	(538)	143
Reclassification adjustment for realized (gains) losses included in net earnings	(79)	(262)	12
Pension liability adjustment during year	(64)	(13)	14
Total other comprehensive income (loss) before income taxes	(797)	(769)	145
Income tax expense (benefit) related to items of other comprehensive income (loss)	(266)	(115)	28
Other comprehensive income (loss), net of income taxes	(531)	(654)	117
Total comprehensive income	$952	$829	$1,383

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 72% of the Company’s total revenues in 2006, 74% in 2005 and 75% in 2004, and 82% of total assets at both December 31, 2006 and 2005.

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

Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2006.

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars.

We have designated the yen-denominated Uridashi and Samurai notes issued by the Parent Company and the cross-currency swaps as a hedge of our investment in Aflac Japan (see the section in this note titled, “Derivatives”). Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are included in accumulated other comprehensive income.

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

Our investments in qualifying special purpose entities (QSPEs) are accounted for as fixed-maturity or perpetual securities. All of our investments in QSPEs are held in our available-for-sale portfolio.

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

Our credit analysts and credit research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating the length of time and the extent to which amortized cost exceeds fair value, the prospects and financial condition of the issuer, and our evaluation for a potential recovery in fair value, among other factors. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analyses, management believes that a decline in fair value is other than temporary, we adjust the amortized cost of the security and report a realized loss in the consolidated statements of earnings.

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

Deferred Policy Acquisition Costs: The costs of acquiring new business are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual premium income to total anticipated premium income. Anticipated premium income is estimated by using the same mortality, persistency and interest assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain direct and allocated policy issue, underwriting and marketing expenses. All of these costs vary with and are primarily related to the production of new business.

Policy Liabilities: Future policy benefits represent claims that may occur in the future and are computed by a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect our experience, including a provision for adverse deviation. These assumptions are generally established at the time a policy is issued.

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

Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2006, our only outstanding derivative contracts were interest rate swaps related to our 20 billion yen variable interest rate Uridashi notes and cross-currency swaps related to our $450 million senior notes (see Notes 4 and 7).

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

We have designated our interest rate swaps as a hedge of the variability of the interest cash flows associated with the variable interest rate Uridashi notes. We include the fair value of the interest rate swaps in either other assets or other liabilities on the balance sheet. We report the changes in fair value of the interest rate swaps in other comprehensive income as long as they are deemed effective. Should any portion of the swap be deemed ineffective, that value would be reported in other income in the consolidated statements of earnings.

Policyholder Protection Fund and State Guaranty Association Assessments: In Japan, the government has required the insurance industry to contribute to a policyholder protection fund. We recognize a charge for our estimated share of the industry’s obligation once it is determinable. We review the estimated liability for policyholder protection fund contributions on an annual basis and report any adjustments in Aflac Japan’s expenses.

In the United States, each state has a guaranty association that supports insolvent insurers operating in those states. To date, our state guaranty association assessments have not been material.

Treasury Stock: Treasury stock is reflected as a reduction of shareholders’ equity at cost. We use the weighted-average purchase cost to determine the cost of treasury stock that is reissued. We include any gains and losses in additional paid-in capital when treasury stock is reissued.

Earnings Per Share: We compute basic earnings per share (EPS) by dividing net earnings by the weighted-average number of unrestricted shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period plus the shares representing the dilutive effect of share-based awards.

New Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The provisions of SFAS 158 apply to all plan sponsors who offer defined benefit postretirement plans. SFAS 158 requires a plan sponsor to recognize the plan’s funded status as an asset or liability in its balance sheet, and to measure plan assets and liabilities as of the end of the sponsor’s fiscal year. It also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. However, SFAS 158 does not change the amount of net periodic benefit cost, or expense, included in net earnings. The recognition and disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged. We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. The adoption of this standard increased our pension plans’ projected benefit obligation by $64 million; and resulted in a charge to other comprehensive income of $64 million before taxes to reflect the increase in pension liabilities and an opening adjustment to retained earnings in the amount of $2 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard simplifies and codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged under limited circumstances. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under the first step, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. We do not expect the adoption of this interpretation to have a material effect on our financial position or results of operations.

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

In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and became effective January 1, 2006. The adoption of this staff position did not have a material effect on our financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. The adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of share-based awards in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or transactions that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value share-based awards and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, were effective as of the beginning of the first fiscal year after June 15, 2005, although earlier application was encouraged. In accordance with the standard’s early adoption provisions, we began accounting for share-based awards using the modified-retrospective application method effective January 1, 2005.

Recent accounting pronouncements that were not discussed above are not applicable to our business.

Securities and Exchange Commission Guidance: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB 108 applies to SEC registrants and is effective for fiscal years ending after November 15, 2006. In the course of evaluating balance sheet amounts in accordance with the provisions of SAB 108, we have identified the following amounts that we have adjusted for as of January 1, 2006: a tax liability in the amount of $87 million related to deferred tax asset valuation allowances that were not utilized; a tax liability in the amount of $45 million related to various provisions for taxes that were not utilized; and a litigation liability in the amount of $11 million related to provisions for various pending law suits that were not utilized. These liabilities were recorded in immaterial amounts prior to 2004 over a period ranging from 10 to 15 years. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to current year earnings. In accordance with the provisions of SAB 108, the following amounts, net of tax where applicable, have been reflected as an opening adjustment to retained earnings as of January 1, 2006: a reduction of tax liabilities in the amount of $132 million; a reduction of litigation reserves in the amount of $11 million; and a reduction in deferred tax assets in the amount of $4 million. These three adjustments resulted in a net addition to retained earnings in the amount of $139 million.

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

(In millions)	2006	2005	2004
Revenues:
Aflac Japan:
Earned premiums:
Cancer life	$4,923	$5,147	$5,223
Other accident and health	2,755	2,577	2,220
Life insurance	1,084	1,021	925
Net investment income	1,688	1,635	1,557
Other income	25	31	18
Total Aflac Japan	10,475	10,411	9,943
Aflac U.S.:
Earned premiums:
Accident/disability	1,580	1,424	1,261
Cancer expense	1,041	982	918
Other health	801	721	649
Life insurance	130	118	107
Net investment income	465	421	396
Other income	10	10	9
Total Aflac U.S.	4,027	3,676	3,340
Other business segments	42	39	33
Total business segments	14,544	14,126	13,316
Realized investment gains (losses)	79	262	(12)
Japanese pension obligation transfer	-	-	6
Corporate	87	74	24
Intercompany eliminations	(94)	(99)	(53)
Total revenues	$14,616	$14,363	$13,281

(In millions)	2006	2005	2004
Pretax earnings:
Aflac Japan	$1,652	$1,515 *	$1,379 *
Aflac U.S.	585	525	497
Other business segments	5	-	-
Total business segments	2,242	2,040	1,876
Interest expense, noninsurance operations	(17)	(20)	(20)
Corporate and eliminations	(40)	(41)	(62)
Pretax operating earnings	2,185	1,979	1,794
Realized investment gains (losses)	79	262	(12)
Impact from SFAS 133	-	(15)	(15)
Japanese pension obligation transfer	-	-	6
Total earnings before income taxes	$2,264	$2,226	$1,773
Income taxes applicable to pretax operating earnings	$753	$687	$641
Effect of foreign currency translation on operating earnings	(39)	(8)	39

*Includes charges of $46 in 2005 and $26 in 2004 related to the write-down of previously capitalized systems development costs for Aflac Japan’s administration system.

Assets as of December 31 were as follows:

(In millions)	2006	2005
Assets:
Aflac Japan	$48,850	$46,200
Aflac U.S.	10,249	9,547
Other business segments	110	90
Total business segments	59,209	55,837
Corporate	10,023	9,559
Intercompany eliminations	(9,427)	(9,035)
Total assets	$59,805	$56,361

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2006	2005	2004
Statements of Earnings:
Weighted-average yen/dollar exchange rate	116.31	109.88	108.26
Yen percent strengthening (weakening)	(5.5)%	(1.5)%	7.1%
Exchange effect on net earnings (millions)	$ (41)	$ (16)	$ 39

	2006	2005
Balance Sheets:
Yen/dollar exchange rate at December 31	119.11	118.07
Yen percent strengthening (weakening)	(.9)%	(11.7)%
Exchange effect on total assets (millions)	$ (400)	$ (5,703)
Exchange effect on total liabilities (millions)	(392)	(5,599)

Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. We have designated the Parent Company’s yen-denominated notes payable and cross-currency swaps as a hedge of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at December 31 (translated at end-of-period exchange rates):

(In millions)	2006	2005
Aflac Japan net assets	$ 5,782	$ 5,494
Aflac Japan dollar-denominated net assets	(3,465)	(3,310)
Aflac Japan yen-denominated net assets	2,317	2,184
Parent Company yen-denominated net liabilities	(1,434)	(1,403)
Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$ 883	$ 781

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 11 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2006	2005	2004
Management fees	$ 25	$ 28	$ 24
Allocated expenses	32	30	26
Profit repatriation	442	374	220
Total transfers from Aflac Japan	$ 499	$ 432	$ 270

Policyholder Protection Fund: The total liability accrued for our obligations to the Japanese life insurance policyholder fund was $175 million (20.8 billion yen) at December 31, 2006, compared with $203 million (23.9 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

Property and Equipment: The costs of buildings, furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 45 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are expensed as incurred; expenditures for betterments are capitalized and depreciated. Classes of property and equipment as of December 31 were as follows:

(In millions)	2006	2005	2004
Property and equipment:
Land	$118	$119	$146
Buildings	379	361	404
Equipment	224	226	225
Total property and equipment	721	706	775
Less accumulated depreciation	263	258	260
Net property and equipment	$458	$448	$515

Receivables: Receivables consisted primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2006, $221 million, or 41.4% of total receivables, were related to Aflac Japan’s operations, compared with $192 million, or 40.0%, at December 31, 2005.

3.  INVESTMENTS

The amortized cost for debt securities, cost for equity securities and the fair values of these investments at December 31 are shown in the following table.

	2006
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,286	$733	$48	$8,971
Mortgage- and asset-backed securities	190	1	1	190
Public utilities	1,575	165	14	1,726
Sovereign and supranational	794	57	22	829
Banks/financial institutions	3,482	292	50	3,724
Other corporate	3,547	173	183	3,537
Total yen-denominated	17,874	1,421	318	18,977
Dollar-denominated:
Government	431	3	10	424
Municipalities	105	4	-	109
Mortgage- and asset-backed securities	356	3	6	353
Collateralized debt obligations	20	-	-	20
Public utilities	921	87	6	1,002
Sovereign and supranational	394	74	-	468
Banks/financial institutions	3,329	229	21	3,537
Other corporate	3,669	305	59	3,915
Total dollar-denominated	9,225	705	102	9,828
Total fixed maturities	27,099	2,126	420	28,805
Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,656	197	143	3,710
Dollar-denominated:
Banks/financial institutions	685	25	12	698
Total perpetual debentures	4,341	222	155	4,408
Equity securities	16	9	-	25
Total securities available for sale	$31,456	$2,357	$575	$33,238

	2006
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage- and asset-backed securities	$42	$-	$-	$42
Collateralized debt obligations	134	-	2	132
Public utilities	1,567	31	50	1,548
Sovereign and supranational	2,783	90	35	2,838
Banks/financial institutions	6,913	98	336	6,675
Other corporate	2,025	112	22	2,115
Total yen-denominated	13,464	331	445	13,350
Dollar-denominated:
Government	19	-	-	19
Total dollar-denominated	19	-	-	19
Total fixed maturities	13,483	331	445	13,369
Perpetual debentures:
Yen-denominated:
Banks/financial institutions	3,990	156	122	4,024
Total perpetual debentures	3,990	156	122	4,024
Total securities held to maturity	$17,473	$487	$567	$17,393

	2005
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,686	$1,033	$34	$9,685
Mortgage- and asset-backed securities	4	-	-	4
Public utilities	1,560	200	24	1,736
Sovereign and supranational	859	75	30	904
Banks/financial institutions	3,433	342	49	3,726
Other corporate	2,952	168	205	2,915
Total yen-denominated	17,494	1,818	342	18,970
Dollar-denominated:
Government	375	5	6	374
Municipalities	76	6	-	82
Mortgage- and asset-backed securities	290	6	5	291
Collateralized debt obligations	-	-	-	-
Public utilities	869	113	2	980
Sovereign and supranational	398	83	-	481
Banks/financial institutions	2,825	294	6	3,113
Other corporate	3,533	382	64	3,851
Total dollar-denominated	8,366	889	83	9,172
Total fixed maturities	25,860	2,707	425	28,142
Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,571	234	146	3,659
Dollar-denominated:
Banks/financial institutions	684	37	10	711
Total perpetual debentures	4,255	271	156	4,370
Equity securities	30	54	-	84
Total securities available for sale	$30,145	$3,032	$581	$32,596

	2005
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage- and asset-backed securities	$44	$-	$-	$44
Collateralized debt obligations	-	-	-	-
Public utilities	1,213	28	49	1,192
Sovereign and supranational	2,478	95	53	2,520
Banks/financial institutions	5,152	115	273	4,994
Other corporate	1,962	125	16	2,071
Total yen-denominated	10,849	363	391	10,821
Dollar-denominated:
Government	18	-	-	18
Total dollar-denominated	18	-	-	18
Total fixed maturities	10,867	363	391	10,839
Perpetual debentures:
Yen-denominated:
Banks/financial institutions	4,172	201	121	4,252
Total perpetual debentures	4,172	201	121	4,252
Total securities held to maturity	$15,039	$564	$512	$15,091

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2006	2005	2004
Fixed-maturity securities	$1,782	$1,693	$1,621
Perpetual debentures	387	378	349
Equity securities and other	2	1	1
Short-term investments and cash equivalents	20	20	7
Gross investment income	2,191	2,092	1,978
Less investment expenses	20	21	21
Net investment income	$2,171	$2,071	$1,957

Investment exposures, which individually exceeded 10% of shareholders’ equity as of December 31, were as follows:

	2006			2005
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost		Fair Value
Japan National Government	AA	$7,849	$8,536	AA	$8,178		$9,167
HSBC**	*	*	*	AA/A	784	*	850

 *Less than 10%

**For this issuer, we own more than one security with different ratings.

Privately issued securities held by Aflac Japan at amortized cost accounted for $31.3 billion, or 64.0%, of total debt securities at December 31, 2006, compared with $27.9 billion, or 61.8%, of total debt securities at December 31, 2005. Total privately issued securities, at amortized cost, accounted for $33.6 billion, or 68.8%, of our total debt securities as of December 31, 2006, compared with $30.1 billion, or 66.6%, at December 31, 2005. Of the total privately issued securities, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $9.7 billion, or 28.9%, at amortized cost as of December 31, 2006, compared with $8.9 billion, or 29.6%, at amortized cost as of December 31, 2005.

At December 31, 2006, we owned below-investment-grade debt securities in the amount of $1.3 billion at amortized cost ($1.1 billion at fair value), or 2.6% of total debt securities, compared with $1.1 billion at amortized cost ($886 million at fair value), or 2.3% of total debt securities a year ago. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

As of December 31, 2006, $91 million, at fair value, of Aflac Japan’s debt securities had been pledged to Japan’s policyholder protection fund. At December 31, 2006, debt securities with a fair value of $13 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

Information regarding realized and unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2006	2005	2004
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$67	$284	$36
Gross losses from sales	(34)	(22)	(54)
Net gains (losses) from redemptions	4	(1)	6
Total debt securities	37	261	(12)
Equity securities:
Gross gains from sales	43	1	1
Impairment losses	(1)	-	(1)
Total equity securities	42	1	-
Total realized investment gains (losses)	$79	$262	$(12)
Changes in unrealized gains (losses):
Debt securities:
Available for sale	$(624)	$(697)	$216
Transferred to held to maturity	(52)	(113)	(64)
Equity securities	(45)	11	4
Change in unrealized gains (losses)	$(721)	$(799)	$156

In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. In 2005, we realized pretax gains of $262 million (after-tax, $167 million, or $.33 per diluted share) primarily as a result of bond swaps. We began our bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income.

During 2004, we received an issuer’s offer to redeem certain available-for-sale yen-denominated debt securities held by the Company. We accepted the issuer’s offer of $205 million and recorded a pretax loss of $23 million. This investment loss and other investment gains and losses in the normal course of business decreased pretax earnings by $12 million (after-tax $5 million, or $.01 per diluted share).

Fair values of debt securities and privately issued equity securities were determined using quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources. The data used in estimating fair value include credit spreads of comparably credit-rated securities and market quotations of securities with similar maturity and call structure characteristics. Fair values are then computed using standard industry models that provide pricing data based on a wide variety of inputs as noted above. The fair values provided by outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, the inputs are re-examined and the value is confirmed or revised. The fair values for publicly traded equity securities were determined using market quotations from the public exchange markets where the securities are principally traded.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$366	$11	$87	$1	$279	$10
Yen-denominated	1,815	48	626	2	1,189	46
Municipalities:
Dollar-denominated	21	-	10	-	11	-
Mortgage- and asset-
backed securities:
Dollar-denominated	205	6	96	2	109	4
Yen-denominated	165	-	135	-	30	-
Collateralized debt obligations:
Dollar-denominated	10	-	10	-	-	-
Yen-denominated	90	2	90	2	-	-
Public utilities:
Dollar-denominated	203	6	156	4	47	2
Yen-denominated	1,346	64	375	3	971	61
Sovereign and supranational:
Dollar-denominated	6	-	6	-	-	-
Yen-denominated	1,442	56	494	10	948	46
Banks/financial institutions:
Dollar-denominated	865	21	681	13	184	8
Yen-denominated	6,030	386	1,502	48	4,528	338
Other corporate:
Dollar-denominated	1,043	60	481	8	562	52
Yen-denominated	2,244	204	153	5	2,091	199
Perpetual debentures:
Dollar-denominated	272	12	92	1	180	11
Yen-denominated	3,255	266	224	32	3,031	234
Total debt securities	19,378	1,142	5,218	131	14,160	1,011
Equity securities	3	-	2	-	1	-
Total temporarily impaired securities	$19,381	$1,142	$5,220	$131	$14,161	$1,011

The unrealized losses on our investments in government and guaranteed fixed-maturity securities, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies were caused by changes in interest rates and/or exchange rates. The contractual cash flows of these investments are guaranteed by either the U.S. or Japanese government. Furthermore, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on the other investment categories in the preceding table were caused by changes in interest rates, yen/dollar exchange rates, and/or increased credit spreads. For credit related declines in market value, we begin a more focused review of the related issuer including more significantly, issuer credit ratings, issuer financial statements and other available financial data, timeliness of payment and issuer competitive environment. From those reviews, we evaluate the issuer's continued ability to service our investment. If, based on our reviews, we determine that the issuer has the ability to continue to service our investment; we conclude that the investment is temporarily impaired. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Included in the unrealized losses on Other corporate fixed-maturity securities is an unrealized loss of $56 million on Aflac Japan’s $201 million (24 billion yen) investment in Tollo Shipping Company S.A. Our investment is guaranteed by the issuer’s parent, Compañia Sudamericana de Vapores S.A. (CSAV). The decline in fair value of the security was primarily caused by two factors: depressed revenue due to competitive pricing pressures in the container shipping industry and weaker operating margins due to sharply increased fuel costs. The contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment, and give priority to repayment of our investment under certain circumstances. While CSAV’s credit rating has decreased from BBB- to BB+ (S&P), we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that our investment would not be settled at a price less than the amortized cost of the investment. Because we have the intent and ability to hold this investment until a recovery of fair value, which may be maturity, we do not consider it to be other-than-temporarily impaired as of December 31, 2006.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
Government and
guaranteed:
Dollar-denominated	$294	$6	$269	$6	$25	$-
Yen-denominated	1,328	33	1,087	20	241	13
Municipalities:
Dollar-denominated	13	-	11	-	2	-
Mortgage- and asset-
backed securities:
Dollar-denominated	148	5	147	5	1	-
Yen-denominated	31	-	24	-	7	-
Collateralized debt obligations:
Dollar-denominated	-	-	-	-	-	-
Yen-denominated	-	-	-	-	-	-
Public utilities:
Dollar-denominated	59	1	51	1	8	-
Yen-denominated	970	73	706	45	264	28
Sovereign and
supranational:
Dollar-denominated	-	-	-	-	-	-
Yen-denominated	1,235	83	953	51	282	32
Banks/financial
institutions:
Dollar-denominated	241	6	215	5	26	1
Yen-denominated	4,422	323	3,426	232	996	91
Other corporate:
Dollar-denominated	677	64	640	57	37	7
Yen-denominated	2,090	222	1,471	104	619	118
Perpetual debentures:
Dollar-denominated	189	10	189	10	-	-
Yen-denominated	3,300	267	2,002	91	1,298	176
Total debt securities	14,997	1,093	11,191	627	3,806	466
Equity securities	2	-	1	-	1	-
Total temporarily impaired securities	$14,999	$1,093	$11,192	$627	$3,807	$466

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2006	2005
Unrealized gains on securities available for sale	$1,783	$2,452
Unamortized unrealized gains on securities transferred to held to maturity	378	430
Deferred income taxes	(711)	(965)
Shareholders’ equity, unrealized gains on investment securities	$1,450	$1,917

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2006	2005
Yen-denominated debt securities	13	12
Policy benefits and related expenses to be paid in future years	13	13
Premiums to be received in future years on policies in force	10	10

Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. In spite of the negative investment spreads, overall profit margins in Aflac Japan’s aggregate block of business are adequate because of profits that continue to emerge from changes in mix of business and favorable mortality, morbidity, and expenses.

The contractual maturities of our investments in fixed maturities at December 31, 2006, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$584	$603	$20	$20
Due after one year through five years	3,371	3,858	357	382
Due after five years through 10 years	2,943	3,381	486	536
Due after 10 years	13,542	13,888	5,152	5,496
Mortgage- and asset-backed securities	312	314	229	225
Total fixed maturities available for sale	$20,752	$22,044	$6,244	$6,659
Held to maturity:
Due in one year or less	$43	$44	$-	$-
Due after one year through five years	480	518	-	-
Due after five years through 10 years	1,042	1,129	-	-
Due after 10 years	11,857	11,617	19	19
Mortgage- and asset-backed securities	42	42	-	-
Total fixed maturities held to maturity	$13,464	$13,350	$19	$19

The Parent Company has a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $103 million at amortized cost and $102 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

We own subordinated perpetual debenture securities. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to 300 basis points above market rates, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual debentures at December 31, 2006, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$108	$109	$57	$58
Due after one year through five years	296	316	15	17
Due after five years through 10 years	294	393	35	35
Due after 10 years through 15 years	257	235	-	-
Due after 15 years	2,918	2,882	361	363
Total perpetual debentures available for sale	$3,873	$3,935	$468	$473
Held to maturity:
Due after one year through five years	$727	$751	$-	$-
Due after five years through 10 years	1,600	1,682	-	-
Due after 10 years through 15 years	86	88	-	-
Due after 15 years	1,577	1,503	-	-
Total perpetual debentures held to maturity	$3,990	$4,024	$-	$-

As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At December 31, 2006, available-for-sale QSPEs totaled $2.3 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities), compared with $2.2 billion at fair value ($2.3 billion at amortized cost, or 5.0% of total debt securities) at December 31, 2005. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

We also own yen-denominated investments in variable interest entities (VIEs) totaling $1.9 billion at fair value, ($2.0 billion at amortized cost, or 4.2% of total debt securities) at December 31, 2006. We are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.7 billion at amortized cost)

and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $375 million at fair value ($373 million at amortized cost) as of December 31, 2006. The loss on any of our VIE investments would be limited to its cost.

We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2006, we had security loans outstanding with a fair value of $780 million, and we held cash in the amount of $807 million as collateral for these loaned securities. At December 31, 2005, we had security loans outstanding with a fair value of $605 million, and we held cash in the amount of $622 million as collateral for these loaned securities.

During 2006, we reclassified an investment from held to maturity to available for sale as a result of the issuer’s credit rating downgrade. At the date of transfer, this debt security had an amortized cost of $118 million.

During 2005, we reclassified an investment from held to maturity to available for sale as a result of the issuer’s credit rating downgrade. This debt security had an amortized cost of $254 million at the date of transfer.

During 2004, we reclassified two debt securities from held to maturity to available for sale. The first transfer resulted from the issuer’s credit rating downgrade. At the time of transfer, the debt security had an amortized cost of $118 million. Included in accumulated other comprehensive income immediately prior to the transfer was an unamortized gain of $24 million related to this security. This gain represented the remaining unamortized portion of a $32 million gain established in 2001, when we reclassified this investment from available for sale to held to maturity. The second transfer resulted from the deterioration in the issuer’s credit worthiness. At the time of transfer, this debt security had an amortized cost of $291 million.

4.           FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2006		2005
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$42,288	$42,174	$39,009	$38,981
Perpetual debentures	8,398	8,432	8,542	8,622
Equity securities	25	25	84	84
Liabilities:
Notes payable (excluding capitalized leases)	1,416	1,421	1,382	1,395
Cross-currency and interest rate swaps	7	7	12	12
Obligation to Japanese policyholder protection fund	175	175	203	203

The methods of determining the fair values of our investments in debt and equity securities are described in Note 3. The fair values of notes payable with fixed interest rates were obtained from an independent financial information service. The fair values of our cross-currency swaps are the expected amounts that we would receive or pay to terminate the swaps, taking into account current interest rates, foreign currency rates and the current creditworthiness of the swap counterparties. The fair value of the Japanese policyholder protection fund is our estimated share of the industry’s obligation calculated on a pro rata basis by projecting our percentage of the industry’s premiums and reserves and applying that percentage to the total industry obligation payable in future years.

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

We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 7). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes.

We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we have been able to reduce our interest rate from 6.5% in dollars to 1.67% in yen. See Note 1 for information on the accounting policy for cross-currency swaps.

The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as of December 31 as follows:

(In millions)	2006	2005
Interest rate component	$6	$6
Foreign currency component	(17)	(22)
Accrued interest component	4	4
Total fair value of cross-currency swaps	$(7)	$(12)

The following is a reconciliation of the foreign currency component of the cross-currency swaps as included in accumulated other comprehensive income for the years ended December 31.

(In millions)	2006	2005	2004
Balance, beginning of year	$(22)	$(91)	$(69)
Increase (decrease) in fair value of cross-currency swaps	5	54	(37)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	-	15	15
Balance, end of year	$(17)	$(22)	$(91)

We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 7). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the year ended December 31, 2006.

We are exposed to credit risk in the event of nonperformance by counterparties to our cross-currency and interest rate swaps. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings as of December 31:

(In millions)		2006		2005
Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps
AA	$(7)	$459	$(11)	$375
A	-	159	(1)	75
Total	$(7)	$618	$(12)	$450

We have also designated our yen-denominated Samurai and Uridashi notes (see Note 7) as hedges of the foreign currency exposure of our investment in Aflac Japan.

5.           DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred were $1.05 billion in 2006, compared with $1.00 billion in 2005, and $962 million in 2004. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2006		2005
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$3,624	$1,966	$3,812	$1,783
Capitalization	556	492	562	441
Amortization	(284)	(290)	(284)	(258)
Foreign currency translation and other	(39)	-	(466)	-
Balance, end of year	$3,857	$2,168	$3,624	$1,966

Commissions deferred as a percentage of total acquisition costs deferred were 76% in both 2006 and 2005, and 78% in 2004. Personnel, compensation and benefits as a percentage of insurance expenses were 44% in 2006, 41% in 2005 and 43% in 2004.

Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings and was as follows for each of the three years ended December 31:

(In millions)	2006	2005	2004
Advertising expense:
Aflac Japan	$82	$87	$70
Aflac U.S.	88	87	71
Total advertising expense	$170	$174	$141

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2006	2005	2004
Depreciation expense	$44	$44	$48
Other amortization expense	15	60	38
Total depreciation and other amortization expense*	$59	$104	$86

*Aflac Japan accounted for $33 in 2006, $77 in 2005, and $60 in 2004.

Other amortization expense in 2005 and 2004 included the write-down of previously capitalized systems development costs for Aflac Japan’s administration system ($46 million before taxes in 2005 and $26 million before taxes in 2004).

6.           POLICY LIABILITIES

Our policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities at December 31, 2006, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
	Policy Issue			Year of	In 20
(In millions)	Year	2006	2005	Issue	Years
Health insurance:
Japan:	2005 - 2006	$ 148	$ 31	1.85% - 2.5%	1.85% - 2.5%
	1999 - 2006	5,010	3,850	3.0	3.0
	1997 - 1999	2,426	2,314	3.5	3.5
	1995 - 1996	259	248	4.0	4.0
	1994 - 1996	3,493	3,353	4.5	4.5
	1987 - 1994	15,911	15,526	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	4,007	4,003	6.5 - 6.75	5.5
	1974 - 1979	853	867	7.0	5.0
U.S.:	2005 - 2006	648	178	5.5	5.5
	1998 - 2004	961	884	7.0	7.0
	1988 - 2004	1,026	994	8.0	6.0
	1986 - 2004	1,379	1,352	6.0	6.0
	1985 - 1986	26	26	6.5	6.5
	1981 - 1986	217	223	7.0	5.5
	Other	33	36
Life insurance:
Japan:	2006	24	-	2.5	2.5
	2001 - 2006	98	62	1.65 - 1.85	1.65 - 1.85
	1999 - 2006	1,104	875	3.0	3.0
	1997 - 1999	572	542	3.5	3.5
	1994 - 1996	886	851	4.0	4.0
	1985 - 1993	1,656	1,548	5.25 - 5.65	5.25 - 5.65
U.S.:	1956 - 2006	104	90	4.0 - 6.0	4.0 - 6.0
Total		$ 40,841	$ 37,853

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.7% in 2006, 4.8% in 2005, and 4.9% in 2004; and for U.S. policies, 6.3% in 2006 and 6.4% in 2005 and 2004.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2006	2005	2004
Unpaid supplemental health claims, beginning of year	$ 2,375	$ 2,230	$ 2,008
Add claims incurred during the year related to:
Current year	5,045	5,203	4,886
Prior years	(516)	(401)	(375)
Total incurred	4,529	4,802	4,511
Less claims paid during the year on claims incurred during:
Current year	3,435	3,352	3,270
Prior years	1,162	1,106	1,067
Total paid	4,597	4,458	4,337
Effect of foreign exchange rate changes on unpaid claims	(14)	(199)	48
Unpaid supplemental health claims, end of year	2,293	2,375	2,230
Unpaid life claims, end of year	97	129	125
Total liability for unpaid policy claims	$ 2,390	$ 2,504	$ 2,355

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.

7.           NOTES PAYABLE

A summary of notes payable as of December 31 follows:

(In millions)	2006	2005
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	$ 126	$ -
2.26% notes due September 2016 (principal amount 10 billion yen)	84	-
Variable interest rate notes due September 2011 (.71% at December 2006, principal amount 20 billion yen)	168	-
Yen-denominated Samurai notes:
.87% notes paid June 2006 (principal amount 40 billion yen)	-	339
.96% notes due June 2007 (principal amount 30 billion yen)	252	254
.71% notes due July 2010 (principal amount 40 billion yen)	336	339
6.50% senior notes due April 2009	450	450
Capitalized lease obligations payable through 2012	10	13
Total notes payable	$ 1,426	$ 1,395

In August 2006, the Parent Company filed a Shelf Registration Statement (SRS) with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Uridashi notes in Japan. In September 2006, the Parent Company issued three tranches of Uridashi notes totaling 45 billion yen. The first tranche totaled 15 billion yen and has a five-year maturity. The second tranche totaled

10 billion yen and has a 10-year maturity. The third tranche totaled 20 billion yen and has a five-year maturity and a variable interest coupon of six-month yen LIBOR plus a spread. We have entered into interest rate swaps related to the 20 billion yen variable interest rate notes (see Note 4). Each tranche of Uridashi notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. If issued, the 55 billion yen of Uridashi notes remaining under the August 2006 SRS will not be available to U.S. persons.

In 2001, 2002, and 2005, the Parent Company issued yen-denominated Samurai notes, each with five-year maturities. Each series of Samurai notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. In June 2006, we paid in full the .87% Samurai notes issued in 2001.

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

The SRS we filed with Japanese regulatory authorities in 2003 expired in December 2005. As a result, the Parent Company filed a new SRS with Japanese regulatory authorities in February 2006 to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons.

In 1999, we issued $450 million of senior notes. These notes pay interest semiannually and are redeemable at our option at any time with a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4).

The aggregate contractual maturities of notes payable during each of the years after December 31, 2006, are as follows:

		Capitalized	Total
	Long-term	Lease	Notes
(In millions)	Debt	Obligations	Payable
2007	$ 252	$ 4	$ 256
2008	-	3	3
2009	450	2	452
2010	336	1	337
2011	294	-	294
Thereafter	84	-	84
Total	$ 1,416	$ 10	$ 1,426

We were in compliance with all of the covenants of our notes payable at December 31, 2006. No events of default or defaults occurred during 2006 and 2005.

8.           INCOME TAXES

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total
2006:
Current	$398	$21	$419
Deferred	229	133	362
Total income tax expense	$627	$154	$781
2005:
Current	$485	$14	$499
Deferred	159	119	278
Release of valuation allowance on deferred tax assets	-	(34)	(34)
Total income tax expense	$644	$99	$743
2004:
Current	$357	$34	$391
Deferred	148	96	244
Release of valuation allowance on deferred tax assets	-	(128)	(128)
Total income tax expense	$505	$2	$507

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2006	2005	2004
Income taxes based on U.S. statutory rates	$792	$779	$632
Utilization of foreign tax credit carryforwards	(21)	(20)	(18)
Release of valuation allowance on deferred tax assets	-	(34)	(128)
Nondeductible expenses	10	10	6
Other, net	-	8	15
Income tax expense	$781	$743	$507

Total income tax expense for the years ended December 31, was allocated as follows:

(In millions)	2006	2005	2004
Statements of earnings	$781	$743	$507
Other comprehensive income:
Changes in unrealized foreign currency translation gains/losses	10	188	(32)
Pension liability adjustment	(22)	(2)	5
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	(226)	(206)	61
Reclassification adjustment for realized
(gains) losses included in net earnings	(28)	(95)	(6)
Total income tax expense (benefit) allocated to other comprehensive income	(266)	(115)	28
Additional paid-in capital (exercise of stock options)	(18)	(37)	(1)
Total income taxes	$497	$591	$534

Changes in unrealized foreign currency translation gains/losses included deferred income tax expense of $11 million in 2006, compared with deferred income tax expense of $122 million in 2005 and deferred income tax benefit of $31 million in 2004.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2006	2005
Deferred income tax liabilities:
Deferred policy acquisition costs	$1,680	$1,576
Unrealized gains on investment securities	596	876
Difference in tax basis of investment in Aflac Japan	25	311
Other basis differences in investment securities	314	132
Premiums receivable	135	128
Policy benefit reserves	388	248
Other	154	1
Total deferred income tax liabilities	3,292	3,272
Deferred income tax assets:
Depreciation	92	99
Policyholder protection fund obligation	66	66
Unfunded retirement benefits	45	45
Other accrued expenses	55	52
Tax credit carryforwards	80	235
Policy and contract claims	61	93
Unrealized exchange loss on yen-denominated notes payable	35	33
Capital loss carryforwards	-	21
Deferred compensation	81	51
Other	494	349
Total deferred income tax assets	1,009	1,044
Net deferred income tax liability	2,283	2,228
Current income tax liability	179	349
Total income tax liability	$2,462	$2,577

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

During 2005, the valuation allowance for deferred tax assets decreased by $34 million primarily due to utilization of non-life losses. For current U.S. income tax purposes, alternative minimum tax credit carryforwards of $80 million were available at December 31, 2006.

9.           SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2006	2005	2004
Common stock - issued:
Balance, beginning of year	654,522	652,628	651,554
Exercise of stock options	1,193	1,894	1,074
Balance, end of year	655,715	654,522	652,628
Treasury stock:
Balance, beginning of year	155,628	149,020	141,662
Purchases of treasury stock:
Open market	10,265	10,000	10,061
Other	55	245	44
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,461)	(1,476)	(1,585)
Exercise of stock options	(1,240)	(2,127)	(1,160)
Other	(82)	(34)	(2)
Balance, end of year	163,165	155,628	149,020
Shares outstanding, end of year	492,550	498,894	503,608

We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. Stock options to purchase approximately 1.8 million shares, on a weighted-average basis, as of December 31, 2006, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.5 million in 2005, and 1.1 million in 2004. The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2006	2005	2004
Average outstanding shares used for calculating basic EPS	495,614	500,939	507,333
Dilutive effect of share-based awards	6,213	6,765	9,088
Average outstanding shares used for calculating diluted EPS	501,827	507,704	516,421

Share Repurchase Program: In 2004, the board of directors authorized the purchase of up to 30 million shares of our common stock. In 2006, the board of directors authorized the purchase of an additional 30 million shares of our common stock. As of December 31, 2006, approximately 37 million shares were available for purchase under our share repurchase programs.

Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

10.             SHARE-BASED TRANSACTIONS

The Company has two long-term incentive compensation plans. The first is a stock option plan, which allows grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and generally vest after three years. The strike price of options granted under this plan is equal to the fair market value of a share of our common stock at the date of grant. At December 31, 2006, approximately 26 thousand shares were available for future grants under this plan.

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time-and-performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2006, the only performance-based awards issued and outstanding were restricted stock awards. As of December 31, 2006, approximately 24 million shares were available for future grants under this plan.

Share-based awards granted to U.S.-based grantees are settled upon exercise with authorized but unissued Company stock, while those issued to Japan-based grantees are settled upon exercise with treasury shares.

The following table presents the expense recognized as a result of applying the provisions of SFAS 123R for the periods ended December 31.

(In millions, except for per-share amounts)	2006	2005	2004
Earnings from continuing operations	$35	$32	$34
Earnings before income taxes	35	32	34
Net earnings	25	23	33
Net earnings per share:
Basic	$.05	$.05	$.07
Diluted	.05	.05	.07

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $15.28 for 2006, compared with $13.40 in 2005 and $10.66 in 2004. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2006	2005	2004
Expected term (years)	6.7	6.6	4.9
Expected volatility	28.0%	28.0%	27.0%
Annual forfeiture rate	.8	.8	N/A
Risk-free interest rate	4.5	4.0	4.0
Dividend yield	1.1	1.1	.9

*Not applicable

The following table summarizes stock option activity.

(In thousands of shares)	Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2003	21,636	$20.87
Granted in 2004	2,793	39.80
Canceled in 2004	(58)	31.25
Exercised in 2004	(2,284)	14.84
Outstanding at December 31, 2004	22,087	23.86
Granted in 2005	2,107	41.01
Canceled in 2005	(230)	35.36
Exercised in 2005	(3,983)	14.50
Outstanding at December 31, 2005	19,981	27.40
Granted in 2006	2,456	45.08
Canceled in 2006	(90)	39.72
Exercised in 2006	(2,241)	18.61
Outstanding at December 31, 2006	20,106	$30.48

(In thousands of shares)	2006	2005	2004
Shares exercisable, end of year	16,094	14,603	15,833

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 12.38	-	$21.16	2,990	1.65	$16.09	2,990	$16.09
21.48	-	23.23	3,780	3.26	23.12	3,780	23.12
23.41	-	29.66	3,245	4.23	26.54	3,245	26.54
29.68	-	31.75	2,882	6.05	31.22	2,865	31.22
32.09	-	40.03	2,134	7.77	38.24	1,008	37.72
40.30	-	43.38	2,535	7.88	41.21	1,702	40.42
43.66	-	49.15	2,540	9.19	45.35	504	43.67
$ 12.38	-	$49.15	20,106	5.39	$30.48	16,094	$27.33

As of December 31, 2006, the aggregate intrinsic value of stock options outstanding was $333 million, with a weighted-average remaining term of 5.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $317 million, with a weighted-average remaining term of 4.5 years. The total intrinsic value of stock options exercised during the year ended December 31, 2006, was $62 million, compared with $114 million in 2005 and $57 million in 2004. We received cash from the exercise of stock options in the amount of $38 million in 2006, compared with $49 million in 2005 and $32 million in 2004. The tax benefit realized as a result of stock option exercises was $19 million in 2006 and $37 million in 2005. Due to the effect of the valuation allowance in 2004, the tax benefit realized from stock option exercises was immaterial (see Note 8).

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value
Restricted stock at December 31, 2003	-	$-
Granted in 2004	2	39.98
Canceled in 2004	-	-
Vested in 2004	-	-
Restricted stock at December 31, 2004	2	39.98
Granted in 2005	274	39.55
Canceled in 2005	(6)	38.75
Vested in 2005	-	-
Restricted stock at December 31, 2005	270	39.58
Granted in 2006	357	46.96
Canceled in 2006	(8)	42.92
Vested in 2006	(6)	38.75
Restricted stock at December 31, 2006	613	$43.84

As of December 31, 2006, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $16 million, of which $7 million (305 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested.

11.             STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

As determined on a U.S. statutory accounting basis, Aflac’s net income was $1.7 billion in 2006, $1.3 billion in 2005, and $1.2 billion in 2004. Capital and surplus was $4.2 billion at December 31, 2006, and $3.7 billion at December 31, 2005.

Net assets of the insurance subsidiaries aggregated $9.3 billion at December 31, 2006, on a GAAP basis, compared with $8.9 billion a year ago. Aflac Japan accounted for $5.7 billion, or 62.0%, of these net assets, compared with $5.5 billion, or 61.4% at December 31, 2005.

Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a U.S. statutory accounting basis as of December 31 were as follows:

(In millions)	2006	2005
Net assets on GAAP basis	$9,266	$8,916
Adjustment of carrying values of investments	(2,153)	(2,825)
Elimination of deferred policy acquisition costs	(5,922)	(5,499)
Adjustment to policy liabilities	1,526	1,194
Adjustment to deferred income taxes	2,124	2,546
Other, net	(655)	(627)
Capital and surplus on U.S. statutory accounting basis	$4,186	$3,705

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $2.6 billion at December 31, 2006, and $2.8 billion at December 31, 2005. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection fund obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2007 in excess of $1.6 billion would require such approval. Dividends declared by Aflac during 2006 were $665 million.

A portion of Aflac Japan earnings, as determined on a Japanese regulatory accounting basis, can be repatriated each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit repatriations to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan’s dollar-denominated investments and related investment income into yen. Profits repatriated by Aflac Japan to Aflac U.S. were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2006	2005	2004	2006	2005	2004
Profit repatriation	$442	$374	$220	50.0	41.2	23.9

The 2004 profit repatriation was lower due to the impact on Japanese regulatory earnings from the  realized investment loss on Parmalat in 2003 and our decision to leave capital in Japan in order to maintain a strong solvency margin.

12.             BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. At December 31, 2006, other liabilities included a liability for both plans in the amount of $102 million, compared with $65 million a year ago. The increase in the pension liability is due principally to the adoption of SFAS 158. We plan to make contributions of $20 million to the U.S. plan and $13 million to the Japanese plan in 2007 to continue to improve their funded status.

On December 31, 2006, we adopted the recognition and disclosure provisions and early adopted the measurement date provisions of SFAS 158. SFAS 158 requires the recognition of the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in our financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs or credits, as applicable, and the unrecognized transition asset remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the past under the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost over future periods consistent with our historical accounting policy for amortizing such amounts. Further, the components of the benefit obligations that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be subsequently recognized as a component of net periodic pension cost as previously described. The adoption of SFAS 158 had no effect on our earnings for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods.

The incremental effects of adopting the provisions of SFAS 158 on our consolidated balance sheets, statements of shareholders’ equity and statements of comprehensive income at

December 31, 2006 are presented in the following table. Had we not adopted SFAS 158 at December 31, 2006, we would have recognized an additional minimum liability under the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of SFAS 158.”

	Prior to	Effect of	Effect of
	Application	SFAS 158 on	SFAS 158	As Reported
	of	Pension	on Other	December 31,
(In millions)	SFAS 158	Plans	Plans	2006
Income taxes	$2,488	$(20)	$(6)	$2,462
Other liabilities	1,257	56	16	1,329
Total liabilities	51,418	36	10	51,464
Retained earnings	9,306	(2)	-	9,304
Pension liability adjustment	34	34	10	78
Accumulated other comprehensive income	1,382	34	10	1,426
Total shareholders’ equity	8,387	(36)	(10)	8,341

We recognized a charge to opening retained earnings of $2 million net of tax and a reduction of accumulated other comprehensive income of $4 million, net of tax related to the adoption of the measurement date provisions of SFAS 158 for our U.S. pension plan. The Japanese pension plan previously used a measurement date of December 31. The impact of adopting the measurement date provisions of SFAS 158 for our other post employment benefit plans was negligible.

The following table summarizes the amounts included in accumulated other comprehensive income as of December 31, 2006.

(In millions)	Japan	U.S.	Other
Actuarial loss	$35	$62	$16
Prior service cost (credit)	(4)	1	-
Transition obligation	2	-	-
Total	$33	$63	$16

An actuarial gain of $1 million related to the Japanese plan arose during the year and was included in accumulated other comprehensive income; an actuarial loss of $4 million related to the U.S. plan arose during the year and was included in accumulated other comprehensive income. During 2006, $2 million of actuarial loss was amortized to expense for the Japanese plan, while $3 million was amortized to expense for the U.S. plan.

No prior service costs or credits arose during 2006 and the amounts of prior service costs and credits amortized to expense were immaterial for the year ended December 31, 2006. Amortization of actuarial losses to expense in 2007 is estimated to be $2 million for the Japanese plan and $4 million for the U.S. plan, while the amortization of prior service cost and credit is expected to be negligible.

Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2006		2005
(In millions)	Japan	U.S.	Japan	U.S.
Projected benefit obligation:
Benefit obligation, beginning of year	$104	$162	$112	$131
Adoption of SFAS 158	-	3	-	-
Service cost	8	9	9	7
Interest cost	3	9	3	8
Plan amendments	-	-	(5)	-
Actuarial loss (gain)	(1)	4	1	18
Benefits paid	(3)	(3)	(2)	(2)
Effect of foreign exchange rate changes	(1)	-	(14)	-
Benefit obligation, end of year	110	184	104	162
Plan assets:
Fair value of plan assets, beginning of year	47	95	39	70
Adoption of SFAS 158	-	2	-	-
Actual return on plan assets	3	12	5	7
Employer contribution	20	20	10	20
Benefits paid	(3)	(3)	(2)	(2)
Effect of foreign exchange rate changes	(1)	-	(5)	-
Fair value of plan assets, end of year	66	126	47	95
Funded status	(44)	(58)	(57)	(67)
Unrecognized net actuarial loss (gain)	-	-	40	68
Unrecognized transition obligation (asset)	-	-	2	-
Unrecognized prior service cost	-	-	(4)	2
Adjustment for minimum pension liability	-	-	(21)	(28)
Liability for accrued benefit cost	$(44)	$(58)	$(40)	$(25)
Accumulated benefit obligation	$93	$137	$87	$120

The composition of plan assets as of December 31 was as follows:

	2006		2005
	Japan	U.S.	Japan	U.S.
Equity securities	39%	65%	39%	56%
Fixed-income securities	61	34	61	18
Cash and cash equivalents	-	1	-	26
Total	100%	100%	100%	100%

Equity securities held by our U.S. plan included $3 million (2% of plan assets) of Aflac Incorporated common stock at December 31, 2006, compared with $3 million (3% of plan assets) at December 31, 2005. Target asset allocations for U.S. plan assets are 55% to 60% equity securities,

35% to 40% fixed-income securities and 1% to 3% cash and cash equivalents. Target asset allocations for Japanese plan assets are 34% equity securities and 66% fixed-income securities. As discussed below, the investment strategy of our pension plans is long-term in nature. Cash and cash equivalents exceeded the target allocations for the U.S. plan in 2005 primarily as a result of third quarter employer contributions of $20 million in 2005.

The investment objective of our U.S. and Japanese plans is to preserve the purchasing power of the plan’s assets and earn a reasonable inflation adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering quality, type and concentration of investment securities. For our U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. We are also prohibited from trading on margin. For our Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities.

We monitor the U.S. plan’s performance over a three- to five-year period utilizing shorter time frame performance measures to identify trends. We review investment performance and compliance with stated investment policies and practices on a quarterly basis. The specific investment objectives for the U.S. pension plan are: to exceed a composite of asset class target returns, weighted according to the plan’s target asset allocation; and to outperform the median fund from a universe of similarly managed corporate pension funds. Both objectives are measured over a rolling five-year period. We monitor the Japanese plan’s performance and compliance with stated investment policies and practices on a quarterly basis.

Expected future benefit payments for the U.S. and Japanese plans are as follows:

(In millions)	Japan	U.S.
2007	$3	$4
2008	3	4
2009	3	4
2010	4	5
2011	3	5
2012 - 2016	23	34

Prior to 2004, our Japanese pension plan had two distinct components: the corporate portion and the substitutional portion. The corporate portion, which the Company still maintains, is based on a plan established by Aflac Japan. The substitutional portion was transferred back to the Japanese government in 2004. In connection with the transfer, we recognized a pretax gain of $6 million (after-tax, $3 million, or $.01 per diluted share) in the first quarter of 2004.

The components of retirement expense and actuarial assumptions for the Japanese and U.S. pension plans for the years ended December 31 were as follows:

	2006		2005		2004
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$8	$9	$9	$7	$5	$5
Interest cost	3	9	3	8	2	7
Expected return on plan assets	(1)	(7)	(1)	(6)	(1)	(5)
Amortization of net actuarial loss	2	3	2	2	4	2
Net periodic benefit cost	$12	$14	$13	$11	$10	$9
Weighted-average actuarial assumptions used in the calculations:
Discount rate - net periodic benefit cost	2.5%	5.5%	2.5%	6.0%	2.5%	6.5%
Discount rate - benefit obligations	2.5	5.5	2.5	5.5	2.5	6.0
Expected long-term return on plan assets	2.5	8.0	2.5	8.0	2.5	9.0
Rate of compensation increase	N/A *	4.0	N/A *	4.0	3.5	4.0

*Not applicable

During 2005, the Japanese plan was amended. As a result of this amendment, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation and accumulated benefit obligation.

We base the long-term rate of return on U.S. plan assets on the historical rates of return over the last 15 years and the expectation of similar returns over the long-term investment goals and objectives of U.S. plan assets. We base the long-term rate of return on the Japanese plan assets on the historical rates of return over the last 10 years.

In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $16 million in 2006, $20 million in 2005, and $32 million in 2004. The accrued retirement liability for the unfunded supplemental retirement plans was $209 million at December 31, 2006, compared with $203 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.

Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $40 million in 2006, $37 million in 2005, and $35 million in 2004.

13.             COMMITMENTS AND CONTINGENT LIABILITIES

We have entered into two outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It began in 2006 and has a remaining term of nine years and an aggregate remaining cost of 26.0 billion yen ($218 million using the December 31, 2006, exchange rate). The second agreement provides computer server operations and support for Aflac Japan. It begins in 2007 and has a term of nine years and an aggregate cost of 31.8 billion yen ($267 million using the December 31, 2006, exchange rate).

We have also entered into an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement has a term of seven years with an aggregate cost of 5.3 billion yen ($45 million using the December 31, 2006, exchange rate).

We lease office space and equipment under various agreements that expire in various years through 2021. Future minimum lease payments due under non-cancelable operating leases at December 31, 2006, were as follows:

(In millions)
2007	$42
2008	24
2009	12
2010	10
2011	9
Thereafter	46
Total future minimum lease payments	$143

In 2005, we announced a multiyear building project for additional office space in Columbus, Georgia. The initial phase is to be completed in mid-2007 and is expected to cost approximately $26 million. The next phase of the expansion is anticipated to begin in mid-2007.

We are a defendant in various lawsuits considered to be in the normal course of business. Senior legal and financial management review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages bearing little relation to the actual damages sustained by plaintiffs have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

14.             SUPPLEMENTARY INFORMATION

(In millions)	2006	2005	2004
Supplemental disclosures of cash flow information:
Income taxes paid	$569	$360	$160
Interest paid	15	21	22
Impairment losses included in realized investment gains (losses)	1	-	1
Noncash financing activities:
Capitalized lease obligations	9	4	6
Dividends declared	91	-	-
Treasury shares issued to AFL Stock Plan for:
Associates stock bonus	35	33	32
Shareholder dividend reinvestment	15	11	10

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aflac Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. Additionally, as discussed in notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

Atlanta, Georgia
February 27, 2007

Unaudited Consolidated Quarterly Financial Data

In management’s opinion, this quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Premium income	$3,005	$3,093	$3,102	$3,114
Net investment income	524	542	548	557
Realized investment gains	14	50	11	5
Other income	16	12	11	11
Total revenues	3,559	3,697	3,672	3,687
Total benefits and expenses	2,984	3,073	3,115	3,180
Earnings before income taxes	575	624	557	507
Total income tax	200	216	190	175
Net earnings	$375	$408	$367	$332
Net earnings per basic share	$.75	$.82	$.74	$.67
Net earnings per diluted share	.74	.81	.73	.67

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Premium income	$3,041	$3,020	$2,997	$2,931
Net investment income	514	518	522	517
Realized investment gains	3	11	140	108
Other income	1	18	10	11
Total revenues	3,559	3,567	3,669	3,567
Total benefits and expenses	3,053	3,051	3,024	3,008
Earnings before income taxes	506	516	645	559
Total income tax	178	180	190	195
Net earnings	$328	$336	$455	$364
Net earnings per basic share	$.65	$.67	$.91	$.73
Net earnings per diluted share	.64	.66	.90	.72

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2006 and 2005.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(a)              Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report, which is included herein.

(b)              Attestation Report of the Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Aflac Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aflac Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended

December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.

Atlanta, Georgia
February 27, 2007

(c)               Changes in Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 21, 2007, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. Executive Officers - see Part I, Item 1 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit Committee; Audit Committee Report; The Corporate Governance Committee; Code of Business Conduct and Ethics
ITEM 11.	EXECUTIVE COMPENSATION.

2006 Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2006 Summary Compensation Table; 2006 Grants of Plan-Based Awards; 2006 Outstanding Equity Awards at Fiscal Year-End; 2006 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	Voting Securities and Principal Holders Thereof; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

III-1

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	Related Person Transactions; and Director Independence
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	2. Ratification of Appointment of Independent Registered Public Accounting Firm; The Audit Committee

III-2

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibit Index

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4.0		-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.3	*	-

Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 - incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).

10.4	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.5	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.6	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.7	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.8	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.9	*	-

Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.10	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.11	*	-

First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.12	*	-

Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.13	*	-

Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.14	*	-

Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.15	*	-

Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.16	*	-

Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.17	*	-

Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.18	*	-

Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.19	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.20	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.21	*	-

Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.22	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.23	*	-

Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.24	*	-

Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.25	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.26	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.27	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.28	*	-	Aflac Consulting Arrangement with E. Stephen Purdom.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.
23.0		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135324 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135327 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1		-	Certification of CEO dated February 27, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated February 27, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated February 27, 2007, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULES

The shareholders and board of directors of Aflac Incorporated:

Under date of February 27, 2007, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2006, and 2005, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2006, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. Additionally, as discussed in notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

Atlanta, Georgia
February 27, 2007

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2006	2005	2004
Revenues:
Dividends from subsidiaries*	$667	$528	$650
Management and service fees from subsidiaries*	68	73	33
Investment income	16	14	5
Interest from subsidiaries*	5	5	5
Realized investment gains (losses)	-	-	1
Change in fair value of the interest rate component of the cross-currency swaps	-	(15)	(15)
Other income (loss)	2	2	1
Total revenues	758	607	680
Operating expenses:
Interest expense	17	20	20
Other operating expenses	59	57	67
Total operating expenses	76	77	87
Earnings before income taxes and equity in undistributed earnings of subsidiaries	682	530	593
Income tax expense (benefit):
Current	-	2	1
Deferred	(2)	(40)	(2)
Total income taxes	(2)	(38)	(1)
Earnings before equity in undistributed earnings of subsidiaries	684	568	594
Equity in undistributed earnings of subsidiaries*	799	915	672
Net earnings	$1,483	$1,483	$1,266

*Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2006	2005
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $103 in 2006 and $100 in 2005)	$102	$100
Investments in subsidiaries*	9,341	8,970
Other investments	9	16
Cash and cash equivalents	503	397
Total investments and cash	9,955	9,483
Due from subsidiaries*	65	72
Other assets	50	55
Total assets	$10,070	$9,610
Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$1,415	$1,381
Employee benefit plans	175	162
Income taxes	12	35
Other liabilities	127	105
Total liabilities	1,729	1,683
Shareholders’ Equity:
Common stock of $.10 par value. In thousands:
authorized 1,000,000 shares; issued 655,715 shares in 2006 and 654,522 shares in 2005	66	65
Additional paid-in capital	895	791
Retained earnings	9,304	8,048
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	54	77
Unrealized gains on investment securities	1,450	1,917
Pension liability adjustment	(78)	(37)
Treasury stock, at average cost	(3,350)	(2,934)
Total shareholders’ equity	8,341	7,927
Total liabilities and shareholders’ equity	$10,070	$9,610

*Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$1,483	$1,483	$1,266
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(799)	(915)	(672)
Other, net	23	3	25
Net cash provided by operating activities	707	571	619
Cash flows from investing activities:
Fixed maturity securities sold	-	-	39
Fixed maturity securities purchased	(4)	(100)	-
Other investments sold (purchased)	-	1	(2)
Other, net	-	1	-
Net cash provided (used) by investing activities	(4)	(98)	37
Cash flows from financing activities:
Purchases of treasury stock	(470)	(438)	(392)
Proceeds from borrowings	382	360	-
Principal payments under debt obligations	(355)	(261)	-
Dividends paid to shareholders	(258)	(209)	(182)
Treasury stock reissued	77	83	71
Proceeds from exercise of stock options	15	17	14
Net change in amount due to/from subsidiaries*	7	100	(92)
Other, net	5	10	(16)
Net cash used by financing activities	(597)	(338)	(597)
Net change in cash and cash equivalents	106	135	59
Cash and cash equivalents, beginning of year	397	262	203
Cash and cash equivalents, end of year	$503	$397	$262

*Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income

	Years ended December 31,
(In millions)	2006	2005	2004
Net earnings	$1,483	$1,483	$1,266
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year - parent only	(1)	18	(50)
Equity in change in unrealized foreign currency translation gains (losses) of subsidiaries during year	(11)	26	26
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the year - parent only	(2)	1	-
Equity in unrealized gains (losses) on investment securities held by subsidiaries	(640)	(539)	143
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(79)	(262)	12
Pension liability adjustment during year	(64)	(13)	14
Other comprehensive income (loss) before income taxes	(797)	(769)	145
Income tax expense (benefit) related to items of other comprehensive income	(266)	(115)	28
Other comprehensive income (loss)	(531)	(654)	117
Total comprehensive income	$952	$829	$1,383

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8 of this report.

(A) Notes Payable

A summary of notes payable as of December 31 follows:

(In millions)	2006	2005
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	$126	$-
2.26% notes due September 2016 (principal amount 10 billion yen)	84	-
Variable interest rate notes due September 2011 (.71% at December 2006, principal amount 20 billion yen)	168	-
Yen-denominated Samurai notes:
.87% notes paid June 2006 (principal amount 40 billion yen)	-	339
.96% notes due June 2007 (principal amount 30 billion yen)	252	254
.71% notes due July 2010 (principal amount 40 billion yen)	336	339
6.50% senior notes due April 2009	450	450
Total notes payable	$1,416	$1,382

The aggregate contractual maturities of the notes payable for each of the five years after December 31, 2006, are as follows:

(In millions)
2007	$252
2008	-
2009	450
2010	336
2011	294
Thereafter	84

For further information regarding notes payable, see Note 7 of the Notes to the Consolidated Financial Statements.

(B) Derivatives

We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company has contracts for cross-currency swaps related to its senior notes payable and interest rate swaps related to its variable interest rate Uridashi notes. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.

(C) Income Taxes

The Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. For further information on income taxes, see Note 8 of the Notes to the Consolidated Financial Statements.

(D) Dividend Restrictions

See Note 11 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2006	2005	2004
Interest paid	$17	$20	$19
Dividends declared	91	-	-
Noncash financing activities:
Treasury shares issued to AFL Stock Plan	15	11	10

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders’ Funds
2006:
Aflac Japan	$3,857	$38,021	$538	$1,512
Aflac U.S.	2,168	5,207	106	52
All other	-	3	1	-
Total	$6,025	$43,231	$645	$1,564
2005:
Aflac Japan	$3,624	$35,727	$491	$1,338
Aflac U.S.	1,966	4,628	104	40
All other	-	2	-	-
Total	$5,590	$40,357	$594	$1,378

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2006:
Aflac Japan	$8,762	$1,688	$6,847	$284	$1,691	$8,834
Aflac U.S.	3,552	465	2,169	290	983	3,562
All other	-	18	-	-	88	-
Total	$12,314	$2,171	$9,016	$574	$2,762	$12,396
2005:
Aflac Japan	$8,745	$1,635	$6,898	$284	$1,715	$8,854
Aflac U.S.	3,245	421	1,991	258	902	3,250
All other	-	14	-	-	88	-
Total	$11,990	$2,071	$8,890	$542	$2,705	$12,104
2004:
Aflac Japan	$8,368	$1,557	$6,679	$274	$1,611	$8,456
Aflac U.S.	2,935	396	1,803	245	795	2,941
All other	-	5	-	-	100	-
Total	$11,302	$1,957	$8,482	$519	$2,506	$11,397

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV
REINSURANCE

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006:
Life insurance in force	$87,855	$2,515	$-	$85,340	-%
Premiums:
Health insurance	$11,100	$-	$-	$11,100	-%
Life insurance	1,224	10	-	1,214	-
Total earned premiums	$12,324	10	-	$12,314	-%
2005:
Life insurance in force	$80,610	$2,263	$-	$78,347	-%
Premiums:
Health insurance	$10,851	$-	$-	$10,851	-%
Life insurance	1,148	9	-	1,139	-
Total earned premiums	$11,999	$9	$-	$11,990	-%
2004:
Life insurance in force	$80,496	$1,965	$-	$78,531	-%
Premiums:
Health insurance	$10,271	$-	$-	$10,271	-%
Life insurance	1,040	9	-	1,031	-
Total earned premiums	$11,311	$9	$-	$11,302	-%

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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 27, 2007
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III	President, Chief Financial Officer,	February 27, 2007
(Kriss Cloninger III)	Treasurer and Director
/s/ Ralph A. Rogers Jr.	Senior Vice President, Financial	February 27, 2007
(Ralph A. Rogers Jr.)	Services, Chief Accounting Officer

/s/ J. Shelby Amos II	Director	February 27, 2007
(J. Shelby Amos II)
/s/ Michael H. Armacost	Director	February 27, 2007
(Michael H. Armacost)
/s/ Joe Frank Harris	Director	February 27, 2007
(Joe Frank Harris)
/s/ Elizabeth J. Hudson	Director	February 27, 2007
(Elizabeth J. Hudson)
/s/ Kenneth S. Janke Sr.	Director	February 27, 2007
(Kenneth S. Janke Sr.)
/s/ Douglas W. Johnson	Director	February 27, 2007
(Douglas W. Johnson)
/s/ Robert B. Johnson	Director	February 27, 2007
(Robert B. Johnson)
/s/ Charles B. Knapp	Director	February 27, 2007
(Charles B. Knapp)
/s/ Hidefumi Matsui	Director	February 27, 2007
(Hidefumi Matsui)
/s/ E. Stephen Purdom	Director	February 27, 2007
(E. Stephen Purdom)
/s/ Barbara K. Rimer	Director	February 27, 2007
(Barbara K. Rimer)
/s/ Marvin R. Schuster	Director	February 27, 2007
(Marvin R. Schuster)
/s/ David G. Thompson	Director	February 27, 2007
(David G. Thompson)
/s/ Robert L. Wright	Director	February 27, 2007
(Robert L. Wright)

EXHIBIT INDEX

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4.0		-

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instruments to the Securities and Exchange Commission upon request.

10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.3	*	-

Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 - incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).

10.4	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.5	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.6	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.7	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.8	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.9	*	-

Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.10	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.11	*	-

First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.12	*	-

Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.13	*	-

Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.14	*	-

Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.15	*	-

Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.16	*	-

Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.17	*	-

Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.18	*	-

Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.19	*	-

Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.20	*	-

Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.21	*	-

Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.22	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.23	*	-

Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.24	*	-

Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.25	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.26	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.27	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.28	*	-	Aflac Consulting Arrangement with E. Stephen Purdom.
11.0		-	Statement regarding the computation of per-share earnings for the Registrant.
12.0		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21.0		-	Subsidiaries.
23.0		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135324 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135327 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1		-	Certification of CEO dated February 27, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated February 27, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.0		-	Certification of CEO and CFO dated February 27, 2007, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement