Form 10-Q
period 2007-03-31
AFLAC INC
filed 2007-05-09
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 2, 2007

Common Stock, $.10 Par Value	489,141,458 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2007	2006

Revenues:
Premiums, principally supplemental health insurance	$3,156	$3,005
Net investment income	566	524
Realized investment gains (losses)	13	14
Other income	16	16

Total revenues	3,751	3,559

Benefits and expenses:
Benefits and claims	2,258	2,181
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	154	144
Insurance commissions	329	321
Insurance expenses	337	307
Interest expense	8	5
Other operating expenses	29	26

Total acquisition and operating expenses	857	803

Total benefits and expenses	3,115	2,984

Earnings before income taxes	636	575
Income taxes	220	200

Net earnings	$416	$375

Net earnings per share:
Basic	$.85	$.75
Diluted	.84	.74

Common shares used in computing earnings per share (In thousands):
Basic	490,554	498,037
Diluted	496,658	504,574

Cash dividends per share	$.185	$.13

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
(In millions - Unaudited)	2007	2006

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $28,186 in 2007 and $27,099 in 2006)	$29,807	$28,805
Perpetual debentures (amortized cost $4,370 in 2007 and $4,341 in 2006)	4,413	4,408
Equity securities (cost $16 in 2007 and in 2006)	26	25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $14,037 in 2007 and $13,369 in 2006)	14,120	13,483
Perpetual debentures (fair value $4,062 in 2007 and $4,024 in 2006)	4,019	3,990
Other investments	49	58
Cash and cash equivalents	834	1,203

Total investments and cash	53,268	51,972
Receivables, primarily premiums	502	535
Accrued investment income	508	538
Deferred policy acquisition costs	6,157	6,025
Property and equipment, at cost less accumulated depreciation	471	458
Other	286	277

Total assets	$61,192	$59,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2007	2006

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$41,928	$40,841
Unpaid policy claims	2,443	2,390
Unearned premiums	655	645
Other policyholders’ funds	1,625	1,564

Total policy liabilities	46,651	45,440
Notes payable	1,434	1,426
Income taxes	2,475	2,462
Payables for return of cash collateral on loaned securities	989	807
Other	1,154	1,329
Commitments and contingent liabilities (Note 10)

Total liabilities	52,703	51,464

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 656,288 shares in 2007 and 655,715 shares in 2006	66	66
Additional paid-in capital	924	895
Retained earnings	9,720	9,304
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	64	54
Unrealized gains on investment securities	1,371	1,450
Pension liability adjustment	(78)	(78)
Treasury stock, at average cost	(3,578)	(3,350)

Total shareholders’ equity	8,489	8,341

Total liabilities and shareholders’ equity	$61,192	$59,805

Shareholders’ equity per share	$17.37	$16.93

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions, except for per-share amounts - Unaudited)	2007	2006

Common stock:
Balance, beginning of period	$66	$65
Exercise of stock options	-	1

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	895	791
Exercise of stock options, including income tax benefits	11	13
Share-based compensation	8	7
Gain on treasury stock reissued	10	8

Balance, end of period	924	819

Retained earnings:
Balance, beginning of period	9,304	8,048
Cumulative effect of change – adoption of SAB 108	-	139
Net earnings	416	375
Dividends to shareholders	-	(65)

Balance, end of period	9,720	8,497

Accumulated other comprehensive income:
Balance, beginning of period	1,426	1,957
Change in unrealized foreign currency translation
gains (losses) during period, net of income taxes	10	7
Change in unrealized gains (losses) on
investment securities during period, net of income taxes	(79)	(618)

Balance, end of period	1,357	1,346

Treasury stock:
Balance, beginning of period	(3,350)	(2,934)
Purchases of treasury stock	(241)	(98)
Cost of shares issued	13	19

Balance, end of period	(3,578)	(3,013)

Total shareholders’ equity	$8,489	$7,715

Amounts have been adjusted for adoption of SAB 108 on January 1, 2006.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2007	2006

Cash flows from operating activities:
Net earnings	$416	$375
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	39	97
Increase in deferred policy acquisition costs	(97)	(98)
Increase in policy liabilities	796	779
Change in income tax liabilities	59	(111)
Realized investment (gains) losses	(13)	(14)
Other, net	(24)	(5)

Net cash provided by operating activities	1,176	1,023

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	284	270
Fixed maturities matured or called	305	81
Perpetual debentures sold	3	1
Equity securities sold	-	30
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,359)	(781)
Securities held to maturity:
Fixed maturities	(686)	(526)
Cash received as collateral on loaned securities, net	174	(158)
Other, net	(9)	(5)

Net cash used by investing activities	$(1,288)	$(1,088)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2007	2006

Cash flows from financing activities:
Purchases of treasury stock	$(241)	$(98)
Dividends paid to shareholders	(86)	(62)
Change in investment-type contracts, net	53	55
Treasury stock reissued	8	15
Principal payments under debt obligations	(1)	(2)
Other, net	8	12

Net cash used by financing activities	(259)	(80)

Effect of exchange rate changes on cash and cash equivalents	2	3

Net change in cash and cash equivalents	(369)	(142)
Cash and cash equivalents, beginning of period	1,203	1,297

Cash and cash equivalents, end of period	$834	$1,155

Supplemental disclosures of cash flow information:
Income taxes paid	$155	$329
Interest paid	3	1
Noncash financing activities:
Capitalized lease obligations	-	2
Treasury shares issued for:
Associate stock bonus	8	7
Shareholder dividend reinvestment	5	3
Stock compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions - Unaudited)	2007	2006

Net earnings	$416	$375

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	(10)	-
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(106)	(935)
Reclassification adjustment for realized (gains) losses included in net earnings	(13)	(14)

Total other comprehensive income (loss) before income taxes	(129)	(949)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(61)	(338)

Other comprehensive income (loss), net of income taxes	(68)	(611)

Total comprehensive income (loss)	$348	$(236)

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
     The consolidated financial statements include the accounts of Aflac Incorporated (the Parent Company), its majority-owned subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2007, and December 31, 2006, and the consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2007, and 2006. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2006.
     New Accounting Pronouncements: In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. The majority of the provisions of this standard apply only to entities that elect the fair value option (FVO). The FVO may be applied to eligible items on an instrument-by-instrument basis; is irrevocable unless a new election date occurs; and may only be applied to an entire financial instrument, and not portions thereof. This standard requires a business enterprise to report unrealized gains and losses on items for which the FVO has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted under limited circumstances. We are currently evaluating the impact of this standard on our accounting for financial instruments.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under the first step, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. We adopted the provisions of this standard effective January 1, 2007. The adoption of this standard did not have a significant impact on our financial position or results of operations (see Note 9).
     In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We adopted the provisions of this statement effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan which were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by SOP 05-1 and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this statement did not have a significant impact on our first quarter financial position or results of operations.
     Securities and Exchange Commission Guidance: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB 108 applies to SEC registrants and is effective for fiscal years ending after November 15, 2006. In the course of evaluating balance sheet amounts in accordance with the provisions of SAB 108, we identified the following amounts that we adjusted for as of January 1, 2006: a tax liability in the amount of $87 million related to deferred tax asset valuation allowances that were not utilized; a tax liability in the amount of $45 million related to various provisions for taxes which were not utilized; and a litigation liability in the amount of $11 million related to provisions for various pending law suits that were not utilized.

These liabilities were recorded in immaterial amounts prior to 2004 over a period ranging from 10 to 15 years. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to 2006 earnings. In accordance with the provisions of SAB 108, the following amounts, net of tax where applicable, have been reflected as an opening adjustment to retained earnings as of January 1, 2006: a reduction of tax liabilities in the amount of $132 million; a reduction of litigation reserves in the amount of $11 million; and a reduction in deferred tax assets in the amount of $4 million. These three adjustments resulted in a net addition to retained earnings in the amount of $139 million.
     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
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

(In millions)	2007	2006

Revenues:
Aflac Japan:
Earned premiums	$2,196	$2,139
Net investment income	436	408
Other income	9	6

Total Aflac Japan	2,641	2,553

Aflac U.S.:
Earned premiums	961	866
Net investment income	122	110
Other income	2	4

Total Aflac U.S.	1,085	980

Other business segments	9	10

Total business segment revenues	3,735	3,543
Realized investment gains (losses)	13	14
Corporate	29	26
Intercompany eliminations	(26)	(24)

Total revenues	$3,751	$3,559

(In millions)	2007	2006

Pretax earnings:
Aflac Japan	$465	$425
Aflac U.S.	169	147
Other business segments	-	-

Total business segments	634	572
Interest expense, noninsurance operations	(5)	(4)
Corporate and eliminations	(6)	(10)

Pretax operating earnings	623	558
Realized investment gains (losses)	13	14
Impact from SFAS 133	-	3

Total earnings before income taxes	$636	$575

Income taxes applicable to pretax operating earnings	$216	$194
Effect of foreign currency translation on operating earnings	(4)	(22)

     Assets were as follows:

	March 31,	December 31,
(In millions)	2007	2006

Assets:
Aflac Japan	$50,306	$48,850
Aflac U.S.	10,396	10,249
Other business segments	110	110

Total business segments	60,812	59,209
Corporate	10,138	10,023
Intercompany eliminations	(9,758)	(9,427)

Total assets	$61,192	$59,805

3.	INVESTMENTS
     During the quarter ended March 31, 2007, we realized pretax investment gains of $13 million (after-tax, $9 million, or $.02 per diluted share) as a result of securities sales. For the quarter ended March 31, 2006, we realized pretax gains of $14 million (after-tax, $9 million, or $.02 per diluted share) primarily as a result of the execution of bond swaps that took advantage of tax loss carryforwards. Impairment charges were immaterial during the three months ended March 31, 2007 and 2006.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2007	2006

Unrealized gains on securities available for sale	$1,674	$1,783
Unamortized unrealized gains on securities transferred to held to maturity	368	378
Deferred income taxes	(671)	(711)

Shareholders’ equity, net unrealized gains on investment securities	$1,371	$1,450

     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At March 31, 2007, available-for-sale QSPEs totaled $2.4 billion at fair value ($2.5 billion at amortized cost, or 4.9% of total debt securities), compared with $2.3 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities) at December 31, 2006. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     We also own investments in variable interest entities (VIEs). We are the primary beneficiary of VIEs totaling $1.6 billion at fair value ($1.7 billion at amortized cost) as of March 31, 2007 and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $560 million at fair value ($556 million at amortized cost) as of March 31, 2007. The loss on any of our VIE investments would be limited to its cost.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2007, we had security loans outstanding with a fair value of $962 million, and we held cash in the amount of $989 million as collateral for these loaned securities. At December 31, 2006, we had security loans outstanding with a fair value of $780 million, and we held cash in the amount of $807 million as collateral for these loaned securities.
     During the first quarter of 2007, we reclassified an investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant deterioration in the issuer’s credit worthiness. At the date of transfer, this debt security had an amortized cost of $169 million and an unrealized loss of $8 million. This investment was sold during the first quarter at a realized gain of $12 million.
     For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
4.	FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 5). The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	March 31,	December 31,
(In millions)	2007	2006

Interest rate component	$6	$6
Foreign currency component	(21)	(17)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(5)	$(7)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2007	2006

Balance, beginning of period	$(17)	$(22)
Increase (decrease) in fair value of cross-currency swaps	2	8
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(6)	(8)

Balance, end of period	$(21)	$(22)

     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The fair value of these swaps and the related changes in fair value, which are included in accumulated other comprehensive income, were immaterial during the three-month period ended March 31, 2007.
     For additional information on our cross-currency and interest rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
5.	NOTES PAYABLE
     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2007	2006

Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	$127	$126
2.26% notes due September 2016 (principal amount 10 billion yen)	85	84
Variable interest rate notes due September 2011 (.97% at March 2007, principal amount 20 billion yen)	169	168
Yen-denominated Samurai notes:
.96% notes due June 2007 (principal amount 30 billion yen)	254	252
.71% notes due July 2010 (principal amount 40 billion yen)	339	336
6.50% senior notes due April 2009	450	450
Capitalized lease obligations payable through 2012	10	10

Total notes payable	$1,434	$1,426

     We were in compliance with all of the covenants of our notes payable at March 31, 2007. No events of default or defaults occurred during the three months ended March 31, 2007.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.

6.	SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the three-month periods ended March 31.

(In thousands of shares)	2007	2006

Common stock - issued:
Balance, beginning of period	655,715	654,522
Exercise of stock options	573	566

Balance, end of period	656,288	655,088

Treasury stock:
Balance, beginning of period	163,165	155,628
Purchases of treasury stock	5,062	2,068
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(357)	(337)
Exercise of stock options	(297)	(617)
Other	(117)	(85)

Balance, end of period	167,456	156,657

Shares outstanding, end of period	488,832	498,431

     We exclude outstanding share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended March 31, 2007, stock options to purchase approximately 2.7 million shares, weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.3 million for the quarter ended March 31, 2006.
     In February 2006, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of March 31, 2007, approximately 31.6 million shares were available for purchase under our share repurchase programs.
7.	SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan is a stock option plan, which allows for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007 (although options granted before that date remain outstanding in accordance with their terms). The second plan is a long-term incentive compensation plan that allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At March 31, 2007, approximately 22.9 million shares were available for future grants under this plan and the only performance-based awards issued and outstanding were restricted stock awards.

     The following table provides information on stock options outstanding and exercisable at March 31, 2007.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding	20,385	$31.60
Exercisable	15,824	28.08

     As of March 31, 2007, the aggregate intrinsic value of stock options outstanding was $316 million, with a weighted-average remaining term of 5.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $300 million, with a weighted-average remaining term of 4.4 years. We received cash from the exercise of stock options in the amount of $12 million during the first quarter of 2007, compared with $16 million in the first quarter of 2006. The tax benefit realized as a result of stock option exercises was $6 million in the first quarter of 2007, and $8 million in the first quarter of 2006.
     As of March 31, 2007, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $3 million, of which $1 million (472 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested.
     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 10 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2006.
8.	BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three-month periods ended March 31:

	2007		2006
(In millions)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$2	$3	$2	$2
Interest cost	1	3	1	2
Expected return on plan assets	-	(3)	-	(2)
Amortization of net actuarial loss	-	1	-	1

Net periodic benefit cost	$3	$4	$3	$3

     During the three months ended March 31, 2007, Aflac Japan contributed approximately $3 million (using the March 31, 2007 exchange rate) to the Japanese pension plan. No contributions were made to the U.S. pension plan during the first quarter of 2007.
     For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.

9.	INCOME TAXES
     We file federal income tax returns in the United States and Japan as well as state and prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2002 are no longer subject to examination. We have been examined through March 31, 2004, for Japanese tax purposes.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 (see Note 1). There was no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48 and therefore no adjustment to retained earnings upon adoption. Included in the balance of the liability for unrecognized tax benefits at March 31, 2007, are $50 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million for permanent uncertainties which if reversed would not have a material effect on the annual effective rate.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. We recognized approximately $500 thousand in interest and penalties during the first quarter of 2007, compared with approximately $410 thousand in the first quarter of 2006. The Company has accrued approximately $29 million for the payment of interest and penalties as of March 31, 2007, compared with $27 million a year ago.
     As of March 31, 2007, there are no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
     For additional information on our Japanese and U.S. taxes, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
10.	COMMITMENTS AND CONTINGENT LIABILITIES
     We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of nine years and an aggregate remaining cost of 26.0 billion yen ($220 million using the March 31, 2007, exchange rate). The second agreement provides distributed computer operations and support for Aflac Japan. It has a term of nine years and an aggregate cost of 31.8 billion yen ($269 million using the March 31, 2007, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a term of five years and a remaining aggregate cost of 10.0 billion yen ($84 million using the March 31, 2007, exchange rate).
     We have also entered into an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement has a term of seven years with an aggregate cost of 5.3 billion yen ($45 million using the March 31, 2007, exchange rate).

     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
     In 2005, we announced a multiyear building project for additional office space in Columbus, Georgia. The initial phase is to be completed in mid-2007 and is expected to cost approximately $26 million. The next phase of the expansion is anticipated to begin in mid-2007.
     We are a defendant in various lawsuits considered to be in the normal course of business. Senior legal and financial management review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The March 31, 2007, and 2006, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on Page 19.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2007, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.
As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans, an amendment of FASB Statements 87, 88, 106 and 132(R), as of December 31, 2006.

Atlanta, Georgia
May 8, 2007

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

COMPANY OVERVIEW
     Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2006, to March 31, 2007. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2006.
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
CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 84% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2007. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2006.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the three-month periods ended March 31.
Items Impacting Net Earnings

	In Millions		Per Diluted Share
	2007	2006	2007	2006

Net earnings	$416	$375	$.84	$.74
Items impacting net earnings, net of tax:
Realized investment gains (losses)	9	9	.02	.02
Impact from SFAS 133	-	2	-	-

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first quarters of 2007 and 2006 primarily resulted from sales transactions in the normal course of business.
Impact from SFAS 133
     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings (other income). The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting.
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-month period ended March 31, 2007; therefore, there was no impact on net earnings.
     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest rate swaps. These hedges were effective during the three-month period ended March 31, 2007; therefore, there was no impact on net earnings.

     For additional information, see the Impact from SFAS 133 section of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% for the three-month period ended March 31, 2007, compared with 34.7% for the same period in 2006.
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

     Subject to the preceding assumptions, our objective for 2007 is to increase net earnings per diluted share by 15% to 16% over 2006. If we achieve this objective, the following table shows the likely results for 2007 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2007 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2006	on EPS

105.00	$3.46 - 3.49	21.4 - 22.5%	$.18
110.00	3.37 - 3.40	18.2 - 19.3	.09
116.31**	3.28 - 3.31	15.1 - 16.1	-
120.00	3.23 - 3.26	13.3 - 14.4	(.05)
125.00	3.17 - 3.20	11.2 - 12.3	(.11)

* Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2007 and 2006
** Actual 2006 weighted-average exchange rate
INSURANCE OPERATIONS
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
Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2007	2006

Premium income	$2,196	$2,139
Net investment income:
Yen-denominated investment income	267	258
Dollar-denominated investment income	169	150

Net investment income	436	408
Other income	9	6

Total operating revenues	2,641	2,553

Benefits and claims	1,686	1,659
Operating expenses:
Amortization of deferred policy acquisition costs	74	70
Insurance commissions	209	214
Insurance and other expenses	207	185

Total operating expenses	490	469

Total benefits and expenses	2,176	2,128

Pretax operating earnings*	$465	$425

Weighted-average yen/dollar exchange rate	119.48	116.90

	In Dollars		In Yen
Percentage change over previous period:	2007	2006	2007	2006

Premium income	2.6%	(5.1)%	4.9%	6.2%
Net investment income	6.9	(.6)	9.2	11.2
Total operating revenues	3.4	(4.4)	5.7	6.9
Pretax operating earnings*	9.3	6.6	11.8	19.2

* See Page 24 for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 4.8% to 1.09 trillion yen as of March 31, 2007, compared with 1.04 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.3 billion at March 31, 2007, compared with $8.9 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 39% of Aflac Japan’s investment income in the first three months of 2007, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, as it did in the first quarter of 2007, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 38% of Aflac Japan’s investment income during the first three months of 2007. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period

Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign		Excluding Foreign
	Currency Changes		Currency Changes**
	2007	2006	2007	2006

Net investment income	9.2%	11.2%	8.3%	6.8%
Total operating revenues	5.7	6.9	5.5	6.2
Pretax operating earnings*	11.8	19.2	11.0	15.3

*See Page 24 for our definition of segment operating earnings.

**Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues, in dollars:	2007	2006

Benefits and claims	63.9%	65.0%
Operating expenses:
Amortization of deferred policy acquisition costs	2.8	2.7
Insurance commissions	7.9	8.4
Insurance and other expenses	7.8	7.2

Total operating expenses	18.5	18.3
Pretax operating earnings*	17.6	16.7

*See Page 24 for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. The operating expense ratio increased slightly in the first quarter. However, we expect the operating expense ratio to be relatively stable for the year in relation to 2006. Due to improvement in the benefit ratio, the pretax operating profit margin expanded from 16.7% to 17.6%. We expect continued expansion in the profit margin in 2007, when compared to 2006.

Aflac Japan Sales
     As we had anticipated, Aflac Japan’s total new annualized premium sales declined in the first quarter of 2007. The following table presents Aflac Japan’s total new annualized premium sales for the three-month periods ended March 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2007	2006	2007	2006

Total new annualized premium sales	$221	$251	26.3	29.4
Percentage change over previous period	(12.3)%	(11.8)%	(10.6)%	(1.3)%

     The following table details the contributions to total new annualized premium sales by major product for the three-month periods ended March 31.

	2007	2006

Medical policies	32%	34%
Cancer life	32	26
Ordinary life	21	24
Rider MAX	9	10
Other	6	6

Total	100%	100%

     As in previous quarters, medical sales for the industry and for Aflac continued to be weak, declining 16.1% from a year ago. However, our cancer product sales were strong, rising 10.5% in the first quarter, which we believe benefited from our advertising and promotions for that product. We also experienced lower sales in the ordinary life category during the quarter as consumers awaited future declines in life insurance premium rates due to new mortality tables that took effect April 2007. The effect of the new tables was to lower pricing for first sector life insurance products. The 19.8% decline in the life sales category also reflected tough comparisons to the same period last year.
     We continue to expect 2007 to be a challenging year from a sales perspective and believe sales will be lower in the second quarter, compared with the same period a year ago. However, we remain optimistic that sales will recover with a modest increase in the second half of 2007, compared with the second half of 2006.
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

     The following table presents the results of Aflac Japan’s investment activities for the three-month periods ended March 31.

	2007	2006

New money yield — yen only	3.16%	2.72%
New money yield — blended	3.36	3.04
Return on average invested assets, net of investment expenses	4.10	4.12

     At March 31, 2007, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.12%, compared with 4.20% a year ago. See Investments and Cash on Page 33 for additional information.
Japanese Economy
     Japan continues to show signs of economic improvement and while recent events indicate that Japan’s economy has begun to recover, the time required for a full economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2006.
Japanese Regulatory Environment
     Japan’s Financial Services Agency (FSA) adopted new mortality tables effective April 2007, that will be used when developing our policy premium and reserving assumptions on newly underwritten policies. These new tables reflect recent improvements in survival rates in Japan. If our other assumptions remain unchanged, these revisions will generally lead to a decrease in policy premiums for death benefit products and an increase in premium rates for third sector products and annuities. We reflected the impact of the new mortality table in our product pricing for first sector products in April 2007. For the third sector, the revised tables will be reflected in our product pricing in September 2007. As discussed previously, we believe that sales in our ordinary life category were impacted by these changes as consumers delayed their purchases until the new premium rates went into effect.
     Additionally, the FSA has implemented a new rule for third sector product reserving. The new reserving rule will be implemented in the Japanese fiscal year which started April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual incidence rates. The results of the tests and their relation to our reserves determine whether reserve strengthening is required. We do not anticipate that the new reserving requirements will have a material impact on our FSA-based financial statements or our pricing.
     As disclosed in our 2006 Form 10-K, Aflac Japan, along with the entire Japanese life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. On April 13, 2007, Aflac Japan reported the findings of its review to the FSA. As a result of this review, we have found some payment errors and we are correcting them. In addition, we are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. Aflac Japan identified a total of 19,169 errors, or ..45% of total benefit payments made over the last five years. The total amount of the additional payment for these claims is approximately 1.9 billion yen (approximately $16 million using the March 31, 2007 exchange rate). Of that amount, 1.0 billion yen (approximately $8 million using the March 31, 2007 exchange rate)

was provided for in the December 31, 2006 financial statements. The remaining balance of the estimated claims payments was provided for in the financial statements for the three-month period ended March 31, 2007.
AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2007	2006

Premium income	$961	$866
Net investment income	122	110
Other income	2	4

Total operating revenues	1,085	980

Benefits and claims	572	523
Operating expenses:
Amortization of deferred policy acquisition costs	80	75
Insurance commissions	119	107
Insurance and other expenses	145	128

Total operating expenses	344	310

Total benefits and expenses	916	833

Pretax operating earnings*	$169	$147

Percentage change over previous period:

Premium income	10.9%	10.1%
Net investment income	10.3	8.3
Total operating revenues	10.7	10.0
Pretax operating earnings*	15.4	10.4

*See Page 24 for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.7% in the first quarter of 2007 and 9.9% for the same period of 2006 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at March 31, 2007 were $4.2 billion, compared with $3.8 billion a year ago.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2007	2006

Benefits and claims	52.7%	53.4%
Operating expenses:
Amortization of deferred policy acquisition costs	7.4	7.6
Insurance commissions	11.0	11.0
Insurance and other expenses	13.3	13.0

Total operating expenses	31.7	31.6
Pretax operating earnings*	15.6	15.0

*See Page 24 for our definition of segment operating earnings.
     The benefit ratio declined in the first quarter of 2007. As a percentage of premium income, the benefit ratio was 59.5% in the first quarter, compared with 60.4% in the first quarter of 2006. We expect the benefit ratio to decline slightly in 2007 due to favorable claim cost trends. We expect the operating expense ratio for 2007 to remain relatively stable compared to 2006. The pretax operating profit margin is expected to increase slightly in 2007.
Aflac U.S. Sales
     We were pleased with our U.S. sales results in the first quarter, with total new annualized premium sales rising 10.6%. The following table presents Aflac’s U.S. total new annualized premium sales for the three-month periods ended March 31.

(In millions)	2007	2006

Total new annualized premium sales	$352	$318
Percentage change over previous period	10.6%	11.4%

     The following table details the contributions to total new annualized premium sales by major product category for the three-month periods ended March 31.

	2007	2006

Accident/disability coverage	52%	52%
Cancer expense insurance	16	17
Hospital indemnity products	13	12
Fixed-benefit dental coverage	6	7
Other	13	12

Total	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, increased 10.0% in the first quarter of 2007, while cancer expense insurance increased 5.5% and our hospital indemnity group increased 17.0%.
     We remain very satisfied with our progress in the ongoing expansion of our U.S. sales force. Despite the anticipated decline in newly recruited sales associates, the number of average weekly producing sales associates increased 6.8% in the first quarter of 2007. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years. We remain enthusiastic about the opportunities in the U.S. market, and continue to look for total new annualized premium sales to increase 6% to 10% for the full year.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended March 31.

	2007	2006

New money yield	6.27%	6.21%
Return on average invested assets, net of investment expenses	6.82	6.73

     At March 31, 2007, the portfolio yield on Aflac’s U.S. portfolio was 7.07%, compared with 7.21% a year ago. See Investments and Cash on Page 33 for additional information.
ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2007, was 118.05 yen to one dollar, or .9% stronger than the December 31, 2006, exchange rate of 119.11. The stronger yen increased reported investments and cash by $369 million; total assets by $412 million; and total liabilities by $407 million, compared with the amounts that would have been reported for the first quarter of 2007 if the exchange rate had remained unchanged from December 31, 2006.
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

     On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (see Hedging Activities on Page 40 for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	March 31,	December 31,
(In millions)	2007	2006

Aflac Japan yen-denominated net assets	$2,043	$2,317
Parent Company yen-denominated net liabilities	(1,447)	(1,434)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$596	$883

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of March 31, 2007.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	March 31, 2007				December 31, 2006

Yen/dollar exchange rates	103.05	118.05	*	133.05	104.11	119.11	*	134.11

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$22,103	$19,295		$17,119	$21,712	$18,978		$16,856
Perpetual debentures	4,269	3,726		3,306	4,246	3,711		3,296
Equity securities	29	26		23	29	25		22
Securities held to maturity:
Fixed maturities	16,153	14,101		12,511	15,404	13,464		11,958
Perpetual debentures	4,604	4,019		3,566	4,565	3,990		3,544
Cash and cash equivalents	275	239		213	383	335		297
Other financial instruments	26	23		20	32	28		25

Subtotal	47,459	41,429		36,758	46,371	40,531		35,998

Liabilities:
Notes payable	1,128	985		873	1,117	976		868
Cross-currency swaps	539	471		418	534	467		414
Japanese policyholder protection fund	186	162		144	200	175		155

Subtotal	1,853	1,618		1,435	1,851	1,618		1,437

Net yen-denominated financial instruments	45,606	39,811		35,323	44,520	38,913		34,561
Other yen-denominated assets	5,586	4,876		4,327	5,550	4,852		4,309
Other yen-denominated liabilities	(50,509)	(44,091)		(39,121)	(49,060)	(42,882)		(38,086)

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$683	$596		$529	$1,010	$883		$784

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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. At March 31, 2007, we had $1.6 billion of net unrealized gains on total debt securities, compared with $1.7 billion of net unrealized gains on total debt securities at December 31, 2006. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios as of March 31, 2007 and December 31, 2006, would be as follows:

	March 31,	December 31,
(In millions)	2007	2006

Effect on yen-denominated debt securities	$(4,552)	$(4,386)
Effect on dollar-denominated debt securities	(892)	(857)

Effect on total debt securities	$(5,444)	$(5,243)

     Changes in the interest rate environment have contributed to the unrealized gains on debt securities we own. However, we do not expect to realize a majority of these unrealized gains because we have the intent and ability to hold these securities to maturity. Likewise, should significant amounts of unrealized losses occur because of increases in market yields, we would not expect to realize those losses because we have the intent and ability to hold such securities to maturity or recovery of value.
     We attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Also, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. Despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses. For additional information, see the Interest Rate Risk section of MD&A in our annual report to shareholders for the year ended December 31, 2006.
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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	March 31,	December 31,	March 31,	December 31,
(In millions)	2007	2006	2007	2006

Securities available for sale, at fair value:
Fixed maturities	$22,883	$22,044	$6,825 *	$6,659 *
Perpetual debentures	3,951	3,935	462	473
Equity securities	26	25	-	-

Total available for sale	26,860	26,004	7,287	7,132

Securities held to maturity, at amortized cost:
Fixed maturities	14,101	13,464	19	19
Perpetual debentures	4,019	3,990	-	-

Total held to maturity	18,120	17,454	19	19

Total investment securities	$44,980	$43,458	$7,306	$7,151

*Excludes investment-grade fixed-maturity securities held by the Parent Company of $99 in 2007 and $102 in 2006.
     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount(s) of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2006. The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,851	$16,972	$15,092	$16,269
Perpetual debentures	173	174	173	176
Equity securities	13	23	13	22

Total publicly issued	16,037	17,169	15,278	16,467

Privately issued securities:
Fixed maturities	26,455	26,872	25,490	25,905
Perpetual debentures	8,216	8,301	8,158	8,256
Equity securities	3	3	3	3

Total privately issued	34,674	35,176	33,651	34,164

Total investment securities	$50,711	$52,345	$48,929	$50,631

     Privately issued securities accounted for 68.4% of total debt securities, at amortized cost, at March 31, 2007, compared with 68.8% at December 31, 2006. Privately issued securities held by Aflac Japan at amortized cost accounted for $32.4 billion, or 63.9%, of total debt securities at March 31, 2007, and $31.3 billion, or 64.0%, of total debt securities at December 31, 2006. Reverse-dual currency debt securities accounted for $10.1 billion, or 29.1%, of total privately issued securities at March 31, 2007, compared with $9.7 billion, or 28.9%, of total privately issued securities at December 31, 2006. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006

AAA	38.4%	10.6%	3.1%
AA	27.9	48.9	21.5
A	23.8	35.1	71.2
BBB	9.9	5.4	4.2

	100.0%	100.0%	100.0%

     The large percentage of securities purchased in the AAA-rated category primarily reflects the first quarter 2007 purchase of U.S. Treasury Bills by Aflac Japan, pending repatriation of profits to Aflac U.S.

     The distributions of debt securities we own, by credit rating, were as follows:
Composition by Credit Rating

	March 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	7.4%	7.2%	5.8%	5.7%
AA	38.6	39.3	35.0	35.8
A	34.8	34.7	39.4	39.2
BBB	16.7	16.8	17.2	17.2
BB or lower	2.5	2.0	2.6	2.1

Total	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. The increase in AAA-rated holdings, compared with December 31, 2006, primarily resulted from the purchase noted previously, while the increase in AA-rated holdings resulted from credit rating upgrades. In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain/loss are reflected on the balance sheet.
     Once we designate a security as below-investment-grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment if the security’s amortized cost exceeds its fair value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A in our annual report to shareholders for the year ended December 31, 2006. Securities classified as below investment grade were as follows:
Below-Investment-Grade Securities

	March 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$302	$252	$300	$245
KLM Royal Dutch Airlines	254	232	252	229
Ford Motor Credit	254	231	252	229
CSAV	203	146	201	145
Ford Motor Company	122	102	122	100
BAWAG	119	105	118	103
Tennessee Gas Pipeline	*	*	30	35

Total	$1,254	$1,068	$1,275	$1,086

*Investment grade at respective reporting date

     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of March 31, 2007, represented .2% of total debt securities at amortized cost and were as follows:
Split-Rated Securities

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Tyco Electronics AMP (AMP Japan)	$51	Ba1	BBB+	BBB+	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of March 31, 2007.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$31,302	$33,152	63.4%	$2,268	$418
Below-investment- grade securities	1,254	1,068	2.0	2	188
Held-to-maturity securities:
Investment-grade securities	18,139	18,099	34.6	502	542

Total	$50,695	$52,319	100.0%	$2,772	$1,148

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2007.
Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$9,728	$418	$2,799	$39	$87	$1	$6,842	$378
Below-investment-grade securities	1,218	188	-	-	-	-	1,218	188
Held-to-maturity securities:
Investment-grade securities	10,315	542	1,984	67	932	17	7,399	458

Total	$21,261	$1,148	$4,783	$106	$1,019	$18	$15,459	$1,024

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2007.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 29%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$9,728	$418	$9,669	$406	$59	$12
Below-investment-grade securities	1,218	188	971	121	247	67
Held-to-maturity securities:
Investment-grade securities	10,315	542	10,145	508	170	34

Total	$21,261	$1,148	$20,785	$1,035	$476	$113

     The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2007.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

CSAV	BB	$203	$146	$57
Ahold	BB	302	252	50
KBC Group	A	229	198	31
Nordea Bank	AA	339	311	28
EFG Euro Bank Ergasias	A	287	260	27
National Bank of Greece	A	254	229	25
Unique Zurich Airport	BBB	313	289	24
SLM Corp	A	286	262	24
Royal Bank of Scotland	AA	271	248	23
Ford Motor Credit	B	254	231	23

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended March 31, 2007 and 2006, were immaterial.
     Realized losses on investment-grade debt securities were as follows for the three months ended March 31, 2007.
Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$40	$-
Six months to 12 months	16	-
Over 12 months	23	1

Total	$79	$1

     There were no disposals of below-investment-grade securities which resulted in losses during the first quarter of 2007.
     Cash, cash equivalents, and short-term investments totaled $835 million, or 1.6% of total investments and cash, as of March 31, 2007, compared with $1.2 billion, or 2.3%, at December 31, 2006.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     Deferred policy acquisition costs totaled $6.2 billion at March 31, 2007, an increase of $132 million, or 2.2%, compared with $6.0 billion at December 31, 2006. The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2007	December 31, 2006

Aflac Japan	$3,949	$3,857
Aflac U.S.	2,208	2,168

     Aflac Japan’s deferred policy acquisition costs increased 2.4% (1.5% increase in yen) for the three months ended March 31, 2007. The stronger yen at March 31, 2007 increased reported deferred policy acquisition costs by $35 million. Deferred policy acquisition costs of Aflac U.S. increased 1.8% for the three-month period ended March 31, 2007. The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     Policy liabilities totaled $46.7 billion at March 31, 2007, an increase of $1.2 billion, or 2.7%, compared with $45.4 billion at December 31, 2006. The following table presents policy liabilities by segment.

(In millions)	March 31, 2007	December 31, 2006

Aflac Japan	$41,129	$40,072
Aflac U.S.	5,520	5,365

     Aflac Japan’s policy liabilities increased 2.6% (1.7% increase in yen) for the three months ended March 31, 2007. The stronger yen at March 31, 2007 increased reported policy liabilities by $366 million. Policy liabilities of Aflac U.S. increased 2.9% for the three-month period ended March 31, 2007. The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.4 billion at both March 31, 2007, and December 31, 2006. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 16.8% as of March 31, 2007, compared with 17.2% as of December 31, 2006. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.

Benefit Plans
     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 8 of the Notes to the Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
Policyholder Protection Fund
     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. See the Policyholder Protection Fund section of MD&A in our annual report to shareholders for the year ended December 31, 2006, for additional information.
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At March 31, 2007, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 70.6 billion yen, compared with 105.4 billion yen at December 31, 2006. The decrease in our yen-denominated net asset position resulted from an increase in Aflac Japan’s dollar-denominated assets pending payment of the 2007 profit repatriation to Aflac U.S.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.
CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac paid dividends to the Parent Company in the amount of $72 million in the first quarter of 2007, compared with $49 million for the same period in 2006. During the first quarter of 2007, Aflac paid $21 million to the Parent Company for management fees, compared with $19 million for the same period in 2006. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen (approximately $847 million using the March 31, 2007, exchange rate) of yen-denominated Samurai notes in Japan. If issued, these securities will not be available to U.S. persons. We also have an SRS on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. As of March 31, 2007, the Parent Company issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $466 million using the March 31, 2007, period-end exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
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
Consolidated Cash Flows by Activity

(In millions)	2007	2006

Operating activities	$1,176	$1,023
Investing activities	(1,288)	(1,088)
Financing activities	(259)	(80)
Exchange effect on cash and cash equivalents	2	3

Net change in cash and cash equivalents	$(369)	$(142)

Operating Activities
     In the first three months of 2007, consolidated cash flow from operations increased 14.9%, compared with the first three months of 2006. The following table summarizes operating cash flows by source for the three-month periods ended March 31.
Cash Provided by Operating Activities

(In millions)	2007	2006

Aflac Japan	$882	$756
Aflac U.S. and Other Operations	294	267

     Cash provided by operating activities for Aflac Japan during the first quarter of 2006 was impacted by an increase in tax payments as a result of realized gains related to our bond-swap program.
Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.
Cash Used by Investing Activities

(In millions)	2007	2006

Aflac Japan	$1,032	$844
Aflac U.S. and Other Operations	256	244

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2007 and 2006.
Financing Activities
     Consolidated cash used by financing activities was $259 million in the first three months of 2007, compared with $80 million for the same period of 2006. Cash provided by investment-type contracts was $53 million in the first three months of 2007, compared with $55 million a year ago.

     The following table presents a summary of treasury stock activity during the three-month periods ended March 31.

(In millions of dollars and thousands of shares)	2007	2006

Treasury stock purchases	$241	$98

Shares purchased	5,062	2,068

Stock issued from treasury	$8	$15

Shares issued	771	1,039

     Dividends paid to shareholders in the first quarter of 2007 of $.185 per share increased 42.3% over the same period of 2006. The following table presents the sources of dividends paid to shareholders for the three-month periods ended March 31.

(In millions)	2007	2006

Dividends paid in cash	$86	$62
Dividends through issuance of treasury shares	5	3

Total dividends to shareholders	$91	$65

Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first three months of 2007, Aflac Japan paid $10 million to the Parent Company for management fees, compared with $6 million for the same period in 2006. Expenses allocated to Aflac Japan were $10 million for the three-month periods ended March 31, 2007, and 2006.
     For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2006.
Rating Agencies
     Aflac is rated AA by both Standard & Poor’s and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes and Uridashi notes are rated A by Standard & Poor’s, A+ by Fitch Ratings, and A2 by Moody’s.
Other
     In April 2007, the board of directors declared the second quarter cash dividend of $.205 per share. The dividend is payable on June 1, 2007, to shareholders of record at the close of business on May 18, 2007. In February 2006, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of March 31, 2007, approximately 31.6 million shares were available for purchase under our share repurchase programs.

     For information regarding commitments and contingent liabilities, see Note 10 of the Notes to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The information required by Item 3 is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part I, Item 2 of this report.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the first quarter of 2007, we repurchased shares of Aflac stock as follows:
Issuer Purchases of Equity Securities

			(c) Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	—	$—	—	36,644,363
February 1 - February 28	3,330,900	48.35	3,330,900	33,313,463
March 1 - March 31	1,731,000	46.04	1,731,000	31,582,463

Total	5,061,900	$47.56	5,061,900	31,582,463

Of the shares available for purchase, 1,582,463 shares relate to a 30,000,000 share repurchase authorization approved by the board and announced in February 2004. The remaining 30,000,000 shares relate to a 30,000,000 repurchase authorization approved by the board and announced in February 2006.
Item 6. Exhibits.
(a) Exhibit Index:

3.0	-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended - incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4	-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0 *	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1 *	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2 *	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007.
10.3 *	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.4 *	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 - incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).

10.5 *	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.6 *	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003, - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.7 *	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.8 *	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.9 *	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.10 *	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.11 *	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.12 *	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.13 *	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.14 *	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.15 *	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.16 *	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.17 *	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.18 *	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.19 *	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.20 *	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.21 *	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.22 *	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.23 *	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.24 *	-	Aflac Incorporated Employment Agreement with Kriss Cloninger, III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.25 *	-	Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.26 *	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.27 *	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.28 *	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.29 *	-	Aflac Consulting Arrangement with E. Stephen Purdom - incorporated by reference from 2006 Form 10-K, Exhibit 10.28 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information
31.1	-	Certification of CEO dated May 8, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 8, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 8, 2007, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Management contract or compensatory plan or agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 8, 2007	President, Treasurer and	/s/ Kriss Cloninger III

	Chief Financial Officer	(Kriss Cloninger III)

May 8, 2007	Senior Vice President,	/s/ Ralph A. Rogers Jr.

	Financial Services; Chief	(Ralph A. Rogers Jr.)
Accounting Officer