Form 10-Q
period 2007-06-30
AFLAC INC
filed 2007-08-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 3, 2007

Common Stock, $.10 Par Value	488,641,617 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.
  i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2007	2006	2007	2006

Revenues:
Premiums, principally supplemental health insurance	$3,162	$3,093	$6,318	$6,098
Net investment income	572	542	1,138	1,066
Realized investment gains (losses)	15	50	27	64
Other income	15	12	32	28

Total revenues	3,764	3,697	7,515	7,256

Benefits and expenses:
Benefits and claims	2,266	2,243	4,524	4,424
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	155	143	309	288
Insurance commissions	326	328	655	650
Insurance expenses	351	331	688	638
Interest expense	6	5	14	10
Other operating expenses	25	23	54	47

Total acquisition and operating expenses	863	830	1,720	1,633

Total benefits and expenses	3,129	3,073	6,244	6,057

Earnings before income taxes	635	624	1,271	1,199
Income taxes	220	216	440	416

Net earnings	$415	$408	$831	$783

Net earnings per share:
Basic	$.85	$.82	$1.70	$1.57
Diluted	.84	.81	1.68	1.55

Common shares used in computing earnings per share (In thousands):
Basic	487,900	496,951	489,219	497,491
Diluted	494,227	503,286	495,435	503,927

Cash dividends per share	$.205	$.13	$.39	$.26

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
(In millions - Unaudited)	2007	2006

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $27,676 in 2007 and $27,099 in 2006)	$28,612	$28,805
Perpetual debentures (amortized cost $4,027 in 2007 and $4,341 in 2006)	4,015	4,408
Equity securities (cost $15 in 2007 and $16 in 2006)	24	25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $13,780 in 2007 and $13,369 in 2006)	14,249	13,483
Perpetual debentures (fair value $3,846 in 2007 and $4,024 in 2006)	3,842	3,990
Other investments	49	58
Cash and cash equivalents	1,406	1,203

Total investments and cash	52,197	51,972
Receivables, primarily premiums	523	535
Accrued investment income	559	538
Deferred policy acquisition costs	6,096	6,025
Property and equipment, at cost less accumulated depreciation	457	458
Other	282	277

Total assets	$60,114	$59,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(In millions, except for share and per-share amounts - Unaudited)	2007	2006

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$41,079	$40,841
Unpaid policy claims	2,404	2,390
Unearned premiums	631	645
Other policyholders’ funds	1,608	1,564

Total policy liabilities	45,722	45,440
Notes payable	1,392	1,426
Income taxes	2,360	2,462
Payables for return of cash collateral on loaned securities	1,082	807
Other	1,368	1,329
Commitments and contingent liabilities (Note 10)

Total liabilities	51,924	51,464

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 657,215 shares in 2007 and 655,715 shares in 2006	66	66
Additional paid-in capital	978	895
Retained earnings	10,034	9,304
Accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(18)	54
Unrealized gains on investment securities	879	1,450
Pension liability adjustment	(76)	(78)
Treasury stock, at average cost	(3,673)	(3,350)

Total shareholders’ equity	8,190	8,341

Total liabilities and shareholders’ equity	$60,114	$59,805

Shareholders’ equity per share	$16.77	$16.93

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2007	2006

Common stock:
Balance, beginning of period	$66	$65
Exercise of stock options	-	1

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	895	791
Exercise of stock options, including income tax benefits	41	20
Share-based compensation	19	16
Gain on treasury stock reissued	23	19

Balance, end of period	978	846

Retained earnings:
Balance, beginning of period	9,304	8,048
Cumulative effect of change — adoption of SAB 108	-	139
Net earnings	831	783
Dividends to shareholders	(101)	(130)

Balance, end of period	10,034	8,840

Accumulated other comprehensive income:
Balance, beginning of period	1,426	1,957
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(72)	36
Change in unrealized gains (losses) on investment securities during period, net of income taxes	(571)	(1,337)
Pension liability adjustment during period, net of income taxes	2	-

Balance, end of period	785	656

Treasury stock:
Balance, beginning of period	(3,350)	(2,934)
Purchases of treasury stock	(355)	(197)
Cost of shares issued	32	31

Balance, end of period	(3,673)	(3,100)

Total shareholders’ equity	$8,190	$7,308

Amounts have been adjusted for adoption of SAB 108 as of January 1, 2006.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2007	2006

Cash flows from operating activities:
Net earnings	$831	$783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	9	(4)
Increase in deferred policy acquisition costs	(203)	(216)
Increase in policy liabilities	1,569	1,598
Change in income tax liabilities	231	45
Realized investment (gains) losses	(27)	(64)
Other, net	(81)	37

Net cash provided by operating activities	2,329	2,179

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	320	1,386
Fixed maturities matured or called	1,189	178
Perpetual debentures sold	166	1
Equity securities sold	-	30
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,268)	(2,128)
Securities held to maturity:
Fixed maturities	(1,432)	(1,827)
Cash received as collateral on loaned securities, net	303	335
Other, net	(20)	(12)

Net cash used by investing activities	$(1,742)	$(2,037)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2007	2006

Cash flows from financing activities:
Purchases of treasury stock	$(355)	$(197)
Principal payments under debt obligations	(245)	(359)
Proceeds from borrowings	242	-
Dividends paid to shareholders	(182)	(123)
Change in investment-type contracts, net	103	111
Treasury stock reissued	23	23
Other, net	39	19

Net cash used by financing activities	(375)	(526)

Effect of exchange rate changes on cash and cash equivalents	(9)	11

Net change in cash and cash equivalents	203	(373)
Cash and cash equivalents, beginning of period	1,203	1,297

Cash and cash equivalents, end of period	$1,406	$924

Supplemental disclosures of cash flow information:
Income taxes paid	$255	$327
Interest paid	11	8
Noncash financing activities:
Capitalized lease obligations	1	3
Treasury shares issued for:
Associate stock bonus	20	18
Shareholder dividend reinvestment	10	7
Stock compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions - Unaudited)	2007	2006	2007	2006

Net earnings	$415	$408	$831	$783

Other comprehensive income (loss) before
income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	(2)	(5)	(11)	(5)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during period	(753)	(1,053)	(860)	(1,988)
Reclassification adjustment for realized (gains) losses included in net earnings	(15)	(50)	(27)	(64)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during period	2	-	1	-
Pension liability adjustment during period	3	-	3	-

Total other comprehensive income (loss) before income taxes	(765)	(1,108)	(894)	(2,057)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(193)	(418)	(253)	(756)

Other comprehensive income (loss), net of income taxes	(572)	(690)	(641)	(1,301)

Total comprehensive income (loss)	$(157)	$(282)	$190	$(518)

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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2007, and December 31, 2006, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2007, and 2006, and consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2007, and 2006. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2006.
     New Accounting Pronouncements: In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. The majority of the provisions of this standard apply only to entities that elect the fair value option (FVO). The FVO may be applied to eligible items on an instrument-by-instrument basis; is irrevocable unless a new election date occurs; and may only be applied to an entire financial instrument, and not portions thereof. This standard requires a business enterprise to report unrealized gains and losses on items for which the FVO has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted under limited circumstances. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. In the consolidated statements of shareholders’ equity for the year ended December 31, 2006, we included in 2006 other comprehensive income a cumulative transition adjustment, net of income taxes, of $44 million from the adoption of SFAS 158. This cumulative effect adjustment was properly included in the roll forward of accumulated other comprehensive income for the year, but it should not have been included in other comprehensive income for the year. Total comprehensive income for the year, not including the transition adjustment for SFAS 158, was $996 million. Management concluded that the transition adjustment was not material to the financial statements taken as a whole. We will adjust other comprehensive income for the year ended December 31, 2006, in our 2007 Form 10-K to reflect the transition adjustment as a direct charge to accumulated other comprehensive income. The effect of recording the transition adjustment through other comprehensive income and the subsequent adjustment to reflect the amounts as a direct charge to accumulated other comprehensive income did not have, nor will it have, any impact on the consolidated statements of earnings, the consolidated balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows for any periods presented.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under the first step, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. We adopted the provisions of this standard effective January 1, 2007. The adoption of this standard did not have any impact on our financial position or results of operations (see Note 9).
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We adopted the provisions of this statement effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan which were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by SOP 05-1 and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this statement did not have a significant impact on our first and second quarter financial position or results of operations.
     Securities and Exchange Commission Guidance: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB 108 applies to SEC registrants and is effective for fiscal years ending after November 15, 2006. In the course of evaluating balance sheet amounts in accordance with the provisions of SAB 108, we identified the following amounts that we adjusted for as of January 1, 2006: a tax liability in the amount of $87 million related to deferred tax asset valuation allowances that were not utilized; a tax liability in the amount of $45 million related to various provisions for taxes that were not utilized; and a litigation liability in the amount of $11 million related to provisions for various pending lawsuits that were not utilized. These liabilities were recorded in immaterial amounts prior to 2004 over a period ranging from 10 to 15 years. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to 2006 earnings. In accordance with the provisions of SAB 108, the following amounts, net of tax where applicable, have been reflected as an opening adjustment to retained earnings as of January 1, 2006: a reduction of tax liabilities in the amount of $132 million; a reduction of litigation reserves in the amount of $11 million; and a reduction in deferred tax assets in the amount of $4 million. These three adjustments resulted in a net addition to retained earnings in the amount of $139 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Revenues:
Aflac Japan:
Earned premiums	$2,190	$2,215	$4,385	$4,354
Net investment income	442	422	878	830
Other income	10	5	19	12

Total Aflac Japan	2,642	2,642	5,282	5,196

Aflac U.S.:
Earned premiums	972	878	1,933	1,744
Net investment income	124	115	246	225
Other income	3	1	5	4

Total Aflac U.S.	1,099	994	2,184	1,973

Other business segments	9	11	18	21

Total business segment revenues	3,750	3,647	7,484	7,190
Realized investment gains (losses)	15	50	27	64
Corporate	23	24	53	51
Intercompany eliminations	(24)	(24)	(49)	(49)

Total revenues	$3,764	$3,697	$7,515	$7,256

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Pretax earnings:
Aflac Japan	$461	$432	$926	$857
Aflac U.S.	171	150	340	297
Other business segments	-	2	-	2

Total business segments	632	584	1,266	1,156
Interest expense, noninsurance operations	(5)	(4)	(10)	(8)
Corporate and eliminations	(5)	(7)	(11)	(17)

Pretax operating earnings	622	573	1,245	1,131
Realized investment gains (losses)	15	50	27	64
Impact from SFAS 133	(2)	1	(1)	4

Total earnings before income taxes	$635	$624	$1,271	$1,199

Income taxes applicable to pretax operating earnings	$215	$197	$431	$391
Effect of foreign currency translation on operating earnings	(10)	(11)	(15)	(33)

     Assets were as follows:

	June 30,	December 31,
(In millions)	2007	2006

Assets:
Aflac Japan	$49,088	$48,850
Aflac U.S.	10,601	10,249
Other business segments	123	110

Total business segments	59,812	59,209
Corporate	9,731	10,023
Intercompany eliminations	(9,429)	(9,427)

Total assets	$60,114	$59,805

3. INVESTMENTS
     During the quarter ended June 30, 2007, we realized pretax investment gains of $15 million (after-tax, $9 million, or $.02 per diluted share) as a result of sold or redeemed securities. For the six months ended June 30, 2007, we realized pretax investment gains of $27 million (after-tax, $18 million, or $.04 per diluted share). Impairment charges were immaterial during the six months ended June 30, 2007.
     For the quarter ended June 30, 2006, we realized pretax investment gains of $50 million (after-tax, $31 million, or $.06 per diluted share) primarily as a result of the execution of bond swaps. The bond swaps executed during the second quarter concluded the bond-swap program that we began in 2005 to take advantage of tax loss carryforwards. For the six months ended June 30, 2006, we realized pretax investment gains of $64 million (after-tax, $41 million, or $.08 per diluted share). There were no impairment charges during the six months ended June 30, 2006.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2007	2006

Unrealized gains on securities available-for-sale	$933	$1,783
Unamortized unrealized gains on securities transferred to held to maturity	341	378
Deferred income taxes	(395)	(711)

Shareholders’ equity, net unrealized gains on investment securities	$879	$1,450

     Unrealized gains on available-for-sale securities decreased as a result of the effects of a rising interest rate environment in both the United States and Japan and a weaker yen/dollar exchange rate.
     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At June 30, 2007, available-for-sale QSPEs totaled $2.6 billion at fair value ($2.7 billion at amortized cost, or 5.5% of total debt securities), compared with $2.3 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities) at December 31, 2006. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own investments in variable interest entities (VIEs). We are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.6 billion at amortized cost) as of June 30, 2007 and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $606 million at fair value ($625 million at amortized cost) as of June 30, 2007. The loss on any of our VIE investments would be limited to its cost.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2007, we had security loans outstanding with a fair value of $1.05 billion, and we held cash in the amount of $1.08 billion as collateral for these loaned securities. At December 31, 2006, we had security loans outstanding with a fair value of $780 million, and we held cash in the amount of $807 million as collateral for these loaned securities.
     During the first quarter of 2007, we reclassified an investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant deterioration in the issuer’s creditworthiness. At the date of transfer, this debt security had an amortized cost of $169 million and an unrealized loss of $8 million. This investment was sold during the first quarter at a realized gain of $12 million.
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
4. FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 5). The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2007	2006

Interest rate component	$4	$6
Foreign currency component	(1)	(17)
Accrued interest component	5	4

Total fair value of cross-currency swaps	$8	$(7)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2007	2006

Balance, beginning of period	$(17)	$(22)
Increase (decrease) in fair value of cross-currency swaps	15	(10)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	1	(3)

Balance, end of period	$(1)	$(35)

     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The fair value of these swaps and related changes in fair value, which are included in accumulated other comprehensive income, were immaterial during the six-month period ended June 30, 2007.
     For additional information on our cross-currency and interest rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
5. NOTES PAYABLE
     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2007	2006

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	122	126
2.26% notes due September 2016 (principal amount 10 billion yen)	81	84
Variable interest rate notes due September 2011 (.97% at June 2007, principal amount 20 billion yen)	162	168
Yen-denominated Samurai notes:
.96% notes paid June 2007 (principal amount 30 billion yen)	-	252
.71% notes due July 2010 (principal amount 40 billion yen)	325	336
1.87% notes due June 2012 (principal amount 30 billion yen)	243	-
Capitalized lease obligations payable through 2013	9	10

Total notes payable	$1,392	$1,426

     In June 2007, the Parent Company issued yen-denominated Samurai notes totaling 30 billion yen with a five-year maturity. The notes pay interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the bond agreement and are not available to U.S. persons. The bonds were issued in Japan under a Shelf Registration Statement (SRS) filed in February 2006 for the issuance of up to 100 billion yen of yen-denominated Samurai notes. These notes are the first issuance from the February 2006 shelf registration. We used the net proceeds of these Samurai notes to pay in full the .96% Samurai notes that were issued in 2002 and matured in June 2007.
     We were in compliance with all of the covenants of our notes payable at June 30, 2007. No events of default or defaults occurred during the six months ended June 30, 2007.

     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the six-month periods ended June 30:

(In thousands of shares)	2007	2006

Common stock — issued:
Balance, beginning of period	655,715	654,522
Exercise of stock options	1,500	755

Balance, end of period	657,215	655,277

Treasury stock:
Balance, beginning of period	163,165	155,628
Purchases of treasury stock	7,246	4,120
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(764)	(750)
Exercise of stock options	(798)	(760)
Other	(117)	(85)

Balance, end of period	168,732	158,153

Shares outstanding, end of period	488,483	497,124

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended June 30, 2007, stock options to purchase approximately 2.4 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.4 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, stock options to purchase approximately 2.6 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.4 million for the six-month period a year ago.
     In February 2004, the Board of Directors authorized the purchase of 30.0 million shares of our common stock. We exhausted that authorization during the second quarter of 2007. In February 2006, the Board of Directors authorized the purchase of an additional 30.0 million shares of our common stock. As of June 30, 2007, approximately 29.6 million shares were available for purchase under that share repurchase authorization.
7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan allows for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007, although options granted before that date remain outstanding in accordance with their terms. The second plan allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At June 30, 2007, approximately 23 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

     The following table provides information on stock options outstanding and exercisable at June 30, 2007.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding	18,783	$32.77
Exercisable	14,230	29.21

     As of June 30, 2007, the aggregate intrinsic value of stock options outstanding was $350 million, with a weighted-average remaining term of 5.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $316 million, with a weighted-average remaining term of 4.5 years. We received cash from the exercise of stock options in the amount of $32 million during the first six months of 2007, compared with $22 million in the first six months of 2006. The tax benefit realized as a result of stock option exercises was $24 million in the first six months of 2007, compared with $11 million in the first six months of 2006.
     As of June 30, 2007, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $27 million, of which $13 million (492 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested.
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
8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$2	$2	$2	$5	$5	$4	$5
Interest cost	-	2	-	2	1	5	1	4
Expected return on plan assets	(1)	(2)	-	(2)	(1)	(5)	-	(4)
Amortization of net actuarial loss	1	1	1	1	1	2	1	2

Net periodic benefit cost	$3	$3	$3	$3	$6	$7	$6	$7

     During the six months ended June 30, 2007, Aflac Japan contributed approximately $5 million (using the June 30, 2007, exchange rate) to the Japanese pension plan. During the six months ended June 30, 2007, no contributions had been made to the U.S. pension plan.
     For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
9. INCOME TAXES
     We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2002 are no longer subject to examination. We have been examined through March 31, 2004, for Japanese tax purposes.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 (see Note 1). There was no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48 and therefore no adjustment to retained earnings upon adoption. Included in the balance of the liability for unrecognized tax benefits at June 30, 2007, are $50 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $500 thousand in interest and penalties during the three months ended June 30, 2007, compared with approximately $410 thousand in the three months ended June 30, 2006. We recognized approximately $1 million in interest and penalties during the first half of both 2007 and 2006. The Company has accrued approximately $30 million for the payment of interest and penalties as of June 30, 2007, compared with $28 million a year ago.
     As of June 30, 2007, there are no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
     For additional information on our Japanese and U.S. taxes, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
10. COMMITMENTS AND CONTINGENT LIABILITIES
     We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of nine years and an aggregate remaining cost of 26.0 billion yen ($211 million using the June 30, 2007, exchange rate). The second agreement provides distributed computer operations and support for Aflac Japan. It has a term of nine years and an aggregate cost of 32.0 billion yen ($260 million using the June 30, 2007, exchange rate). The third agreement provides application maintenance and development services for

Aflac Japan. It has a term of five years and a remaining aggregate cost of 10.0 billion yen ($81 million using the June 30, 2007, exchange rate).
     We have entered into two additional outsourcing agreements to provide application maintenance and development services for our Japanese operation. The first agreement with Accenture has a term of seven years with an aggregate cost of 5.3 billion yen ($43 million using the June 30, 2007, exchange rate). The second agreement with NTT DATA has a term of three years with an aggregate cost of 1.3 billion yen ($10 million using the June 30, 2007, exchange rate).
     We lease office space and equipment under various agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
     In 2005, we announced a multiyear building project for additional office space in Columbus, Georgia. The initial phase was substantially completed in June 2007 at a cost of approximately $26 million. The second phase of the expansion is to be completed in 2009 and is expected to cost approximately $48 million.
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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The June 30, 2007, and 2006, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on page 20.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2007, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2007, and 2006, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2007, and 2006. These consolidated financial statements are the responsibility of the Company’s management.
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
As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. Additionally, as discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans, an amendment of FASB Statements 87, 88, 106 and 132(R), as of December 31, 2006.

Atlanta, Georgia
August 7, 2007

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2006, to June 30, 2007. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2006.
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
CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 84% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2007. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2006.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	In millions		Per Diluted Share		In millions		Per Diluted Share

Net earnings	$415	$408	$.84	$.81	$831	$783	$1.68	$1.55
Items impacting net earnings, net of tax:
Realized investment gains (losses)	9	31	.02	.06	18	41	.04	.08
Impact from SFAS 133	(1)	1	-	-	(1)	2	-	-

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first six months of 2007 primarily resulted from securities sold or redeemed during the period. Realized investment gains in the first six months of 2006 primarily resulted from our bond-swap program, which took advantage of tax loss carryforwards and sales transactions in the normal course of business.
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
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the six-month period ended June 30, 2007; therefore, there was no impact on net earnings.

     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the six-month period ended June 30, 2007; therefore, there was no impact on net earnings.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% for the six-month period ended June 30, 2007, compared with 34.7% for the same period in 2006.
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
2007 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2006	on EPS

105.00	$ 3.46 - 3.49	21.4 - 22.5%	$ .18
110.00	3.37 - 3.40	18.2 - 19.3	.09
116.31**	3.28 - 3.31	15.1 - 16.1	-
120.00	3.23 - 3.26	13.3 - 14.4	(.05)
125.00	3.17 - 3.20	11.2 - 12.3	(.11)

* Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2007 and 2006
** Actual 2006 weighted-average exchange rate
     Our objective for 2008 is to increase net earnings per diluted share by 13% to 15%, on the basis described above.
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
Aflac Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Premium income	$2,190	$2,215	$4,385	$4,354
Net investment income:
Yen-denominated investment income	267	268	534	525
Dollar-denominated investment income	175	154	344	305

Net investment income	442	422	878	830
Other income	10	5	19	12

Total operating revenues	2,642	2,642	5,282	5,196

Benefits and claims	1,682	1,716	3,368	3,375
Operating expenses:
Amortization of deferred policy acquisition costs	76	73	150	143
Insurance commissions	208	218	417	432
Insurance and other expenses	215	203	421	389

Total operating expenses	499	494	988	964

Total benefits and expenses	2,181	2,210	4,356	4,339

Pretax operating earnings*	$461	$432	$926	$857

Weighted-average yen/dollar exchange rate	120.78	114.43	120.13	115.65

	In Dollars				In Yen

	Three Months		Six Months		Three Months		Six Months
Percentage change over	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
previous period:	2007	2006	2007	2006	2007	2006	2007	2006

Premium income	(1.1)%	(.1)%	.7%	(2.6)%	4.3%	6.2%	4.6%	6.2%
Net investment income	4.8	2.6	5.8	1.0	10.6	9.0	9.9	10.1
Total operating revenues	-	.2	1.7	(2.1)	5.5	6.5	5.6	6.7
Pretax operating earnings*	6.7	11.5	8.0	9.0	12.6	18.5	12.2	18.9

* See Page 25 for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 4.3% to 1.10 trillion yen as of June 30, 2007, compared with 1.06 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $8.9 billion at June 30, 2007, compared with $9.2 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 39% of Aflac Japan’s investment income in the first six months of 2007, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 38% of Aflac Japan’s investment income during the first six months of 2007. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
Yen Operating Results
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Six Months		Three Months		Six Months

	2007	2006	2007	2006	2007	2006	2007	2006

Net investment income	10.6%	9.0%	9.9%	10.1%	8.3%	6.6%	8.3%	6.7%
Total operating revenues	5.5	6.5	5.6	6.7	5.1	6.1	5.3	6.2
Pretax operating earnings*	12.6	18.5	12.2	18.9	10.6	16.2	10.8	15.7

 *  See Page 25 for our definition of segment operating earnings.
** Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues, in dollars:	2007	2006	2007	2006

Benefits and claims	63.7%	64.9%	63.8%	65.0%
Operating expenses:
Amortization of deferred policy acquisition costs	2.9	2.8	2.8	2.7
Insurance commissions	7.9	8.3	7.9	8.3
Insurance and other expenses	8.1	7.7	8.0	7.5

Total operating expenses	18.9	18.8	18.7	18.5
Pretax operating earnings*	17.4	16.3	17.5	16.5

* See Page 25 for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. The operating expense ratio increased slightly in the first six months. However, we expect the operating expense ratio to be relatively stable for the year in relation to 2006. Due to improvement in the benefit ratio, the pretax operating profit margin expanded from 16.3% to 17.4% for the three-month period and from 16.5% to 17.5% for the six-month period ended June 30, 2007. We expect continued expansion in the profit margin in 2007 and 2008.

Aflac Japan Sales
     Aflac Japan’s sales for both the second quarter and first half of 2007 were better than expected. Aflac Japan’s total new annualized premium sales in yen declined 3.5% in the second quarter of 2007, compared with the second quarter of 2006. For the six months ended June 30, 2007, total new annualized premium sales declined 6.9% compared with the same period a year ago. The following table presents Aflac Japan’s total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen

(In millions of dollars and	Three Months		Six Months		Three Months		Six Months
billions of yen)	2007	2006	2007	2006	2007	2006	2007	2006

Total new annualized premium sales	$249	$273	$470	$524	30.1	31.2	56.4	60.6
Percentage change over comparable period in prior year	(8.7)%	(9.7)%	(10.4)%	(10.7)%	(3.5)%	(4.2)%	(6.9)%	(2.8)%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended June 30.

	Three Months		Six Months
	2007	2006	2007	2006

Medical policies	30%	33%	31%	33%
Cancer life	36	28	34	27
Ordinary life	23	25	22	24
Rider MAX	7	9	8	10
Other	4	5	5	6

Total	100%	100%	100%	100%

     Although medical sales improved somewhat over the first quarter of 2007, they continued to be weak in the second quarter across the industry and for Aflac. Medical sales declined 13.4% in the second quarter of 2007, compared with the same period a year ago. However, sales of our cancer insurance product category were again strong during the second quarter of 2007, improving 22.7% over the same period a year ago. We believe our cancer product sales benefited from advertising and promotional efforts for that product, in addition to accelerated purchases before a premium rate increase in September resulting from adoption of new mortality tables. Ordinary life sales recovered somewhat during the second quarter, increasing 23.3% over the first quarter of 2007. However, ordinary life sales were down 10.9%, compared with the same period a year ago. We believe the increase in life insurance sales over the first quarter of 2007 reflects the introduction of reduced life insurance premium rates that went into effect in April of this year. For our life insurance products, we adopted the new mortality tables in April 2007, which had the effect of lowering premium rates for ordinary life products.
     We remain encouraged about the prospects for improvement in sales, and we continue to believe we will produce a modest sales increase in the second half of the year.
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
     The following table presents the results of Aflac Japan’s investment activities for the periods ended June 30.

	Three Months		Six Months
	2007	2006	2007	2006

New money yield — yen only	3.20%	3.21%	3.18%	3.01%
New money yield — blended	3.58	3.36	3.47	3.23
Return on average invested assets, net of investment expenses	4.10	4.08	4.10	4.10

     At June 30, 2007, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.09%, compared with 4.17% a year ago. See Investments and Cash on Page 35 for additional information.
Japanese Economy
     Japan continues to show signs of economic improvement and while recent events indicate that Japan’s economy has begun to recover, the time required for a full economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2006.
Japanese Regulatory Environment
     Japan’s Financial Services Agency (FSA) adopted new mortality tables effective April 2007, that will be used when developing our policy premium and reserving assumptions on newly underwritten policies. These new tables reflect recent improvements in survival rates in Japan. If our other assumptions remain unchanged, these revisions will generally result in a decrease in policy premiums for death benefit products and an increase in premium rates for third sector (health) products and annuities. We reflected the impact of the new mortality table in our product pricing for the first sector (life) products in April 2007. For the third sector, the revised tables will be reflected in our product pricing in September 2007.
     Additionally, the FSA has implemented a new rule for third sector product reserving. The new reserving rule was effective April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual incidence rates. The results of the tests and their relation to our reserves will determine whether reserve strengthening is required. While this new reserve requirement will not impact our GAAP financial statements, we currently estimate that adoption of this requirement will not have a material impact on our 2007 FSA-based financial statements or on our product pricing.
     As disclosed in our 2006 Form 10-K, Aflac Japan, along with the entire Japanese life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. On April 13, 2007, Aflac Japan reported the findings of its review to the FSA. By the end of June 2007, we had paid all of the affected customers except for a few that require additional documentation before the claim payment can be made. In addition, we are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. The financial impact of paying the claims that were in error was immaterial to our operations and has been provided for in our financial statements.
AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Premium income	$972	$878	$1,933	$1,744
Net investment income	124	115	246	225
Other income	3	1	5	4

Total operating revenues	1,099	994	2,184	1,973

Benefits and claims	584	527	1,156	1,050
Operating expenses:
Amortization of deferred policy acquisition costs	79	70	159	145
Insurance commissions	118	110	238	218
Insurance and other expenses	147	137	291	263

Total operating expenses	344	317	688	626

Total benefits and expenses	928	844	1,844	1,676

Pretax operating earnings*	$171	$150	$340	$297

Percentage change over previous period:

Premium income	10.7%	9.3%	10.8%	9.7%
Net investment income	8.4	10.0	9.4	9.1
Total operating revenues	10.6	9.2	10.7	9.6
Pretax operating earnings*	14.1	15.1	14.7	12.7

* See Page 25 for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.6% in the first six months of 2007 and 9.4% for the same period of 2006 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at June 30, 2007 were $4.2 billion, compared with $3.8 billion a year ago.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues:	2007	2006	2007	2006

Benefits and claims	53.1%	53.0%	52.9%	53.2%
Operating expenses:
Amortization of deferred policy acquisition costs	7.2	7.1	7.3	7.4
Insurance commissions	10.8	11.1	10.9	11.0
Insurance and other expenses	13.3	13.7	13.3	13.4

Total operating expenses	31.3	31.9	31.5	31.8
Pretax operating earnings*	15.6	15.1	15.6	15.0

* See Page 25 for our definition of segment operating earnings.
     The benefit ratio declined in the first half of 2007. As a percentage of premium income, the benefit ratio was 59.8% in the first six months of 2007, compared with 60.2% in the first half of 2006. We expect the benefit ratio to decline slightly in 2007 due to favorable claim cost trends and the operating expense ratio for 2007 to remain relatively stable, compared with 2006. Overall, the pretax operating profit margin is expected to increase slightly in 2007.
Aflac U.S. Sales
     We were pleased with our U.S. sales results, with total new annualized premium sales rising 11.8% during the second quarter and 11.2% for the six-month period ended June 30, 2007. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2007	2006	2007	2006

Total new annualized premium sales	$365	$327	$717	$645
Percentage change over comparable period in prior year	11.8%	6.3%	11.2%	8.8%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended June 30.

	Three Months		Six Months
	2007	2006	2007	2006

Accident/disability coverage	52%	52%	52%	52%
Cancer expense insurance	16	16	16	17
Hospital indemnity products	13	13	13	12
Fixed-benefit dental coverage	6	7	6	7
Other	13	12	13	12

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, increased 12.1% in the second quarter of 2007, while cancer expense insurance increased 8.2% and our hospital indemnity group increased 20.2%, compared with the same period a year ago.

     We remain very satisfied with our progress in the ongoing expansion of our U.S. sales force. Despite the anticipated decline in newly recruited sales associates, the number of average weekly producing sales associates increased 6.7% in the second quarter of 2007, compared with the same period a year ago. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years. We remain enthusiastic about the opportunities in the U.S. market, and continue to look for total new annualized premium sales to increase 6% to 10% for the full year.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended June 30.

	Three Months		Six Months
	2007	2006	2007	2006

New money yield	6.51%	6.54%	6.40%	6.37%
Return on average invested assets, net of investment expenses	6.73	6.84	6.78	6.78

     At June 30, 2007, the portfolio yield on Aflac’s U.S. portfolio was 7.01%, compared with 7.19% a year ago. See Investments and Cash on Page 35 for additional information.
ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2007, was 123.26 yen to one dollar, or 3.4% weaker than the December 31, 2006, exchange rate of 119.11. The weaker yen decreased reported investments and cash by $1.4 billion, total assets by $1.6 billion, and total liabilities by $1.6 billion, compared with the amounts that would have been reported for the second quarter of 2007 if the exchange rate had remained unchanged from December 31, 2006.
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

	June 30,	December 31,
(In millions)	2007	2006

Aflac Japan yen-denominated net assets	$1,797	$2,317
Parent Company yen-denominated net liabilities	(1,386)	(1,434)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$411	$883

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	June 30, 2007				December 31, 2006

Yen/dollar exchange rates	108.26	123.26	*	138.26	104.11	119.11	*	134.11

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$21,075	$18,510		$16,502	$21,712	$18,978		$16,856
Perpetual debentures	4,016	3,528		3,145	4,246	3,711		3,296
Equity securities	27	24		21	29	25		22
Securities held to maturity:
Fixed maturities	16,201	14,229		12,686	15,404	13,464		11,958
Perpetual debentures	4,374	3,842		3,425	4,565	3,990		3,544
Cash and cash equivalents	288	252		225	383	335		297
Other financial instruments	47	42		37	32	28		25

Subtotal	46,028	40,427		36,041	46,371	40,531		35,998

Liabilities:
Notes payable	1,073	942		840	1,117	976		868
Cross-currency swaps	513	451		402	534	467		414
Japanese policyholder protection fund	177	156		139	200	175		155

Subtotal	1,763	1,549		1,381	1,851	1,618		1,437

Net yen-denominated financial instruments	44,265	38,878		34,660	44,520	38,913		34,561
Other yen-denominated assets	5,485	4,818		4,295	5,550	4,852		4,309
Other yen-denominated liabilities	(49,282)	(43,285)		(38,588)	(49,060)	(42,882)		(38,086)

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$468	$411		$367	$1,010	$883		$784

* Actual period-end exchange rate
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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. At June 30, 2007, we had $459 million of net unrealized gains on total debt securities, compared with $1.7 billion of net unrealized gains on total debt securities at December 31, 2006. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2007, and December 31, 2006, would be as follows:

	June 30,	December 31,
(In millions)	2007	2006

Effect on yen-denominated debt securities	$(4,333)	$(4,386)
Effect on dollar-denominated debt securities	(906)	(857)

Effect on total debt securities	$(5,239)	$(5,243)

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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	June 30,	December 31,	June 30,	December 31,
(In millions)	2007	2006	2007	2006

Securities available for sale, at fair value:
Fixed maturities	$21,645	$22,044	$6,865 *	$6,659 *
Perpetual debentures	3,637	3,935	378	473
Equity securities	24	25	-	-

Total available for sale	25,306	26,004	7,243	7,132

Securities held to maturity, at amortized cost:
Fixed maturities	14,229	13,464	20	19
Perpetual debentures	3,842	3,990	-	-

Total held to maturity	18,071	17,454	20	19

Total investment securities	$43,377	$43,458	$7,263	$7,151

* Excludes investment-grade available-for-sale fixed-maturity securities held by the Parent Company of $102 in both 2007 and 2006.
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
Investment Securities by Type of Issuance

	June 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,239	$15,975	$15,092	$16,269
Perpetual debentures	173	166	173	176
Equity securities	12	21	13	22

Total publicly issued	15,424	16,162	15,278	16,467

Privately issued securities:
Fixed maturities	26,686	26,417	25,490	25,905
Perpetual debentures	7,696	7,695	8,158	8,256
Equity securities	3	3	3	3

Total privately issued	34,385	34,115	33,651	34,164

Total investment securities	$49,809	$50,277	$48,929	$50,631

     The fair values of our debt securities at June 30, 2007, declined from December 31, 2006, as a result of the effects of a rising interest rate environment in both the United States and Japan and a weaker yen/dollar exchange rate.

     Privately issued securities accounted for 69.0% of total debt securities, at amortized cost, as of June 30, 2007, compared with 68.8% at December 31, 2006. Privately issued securities held by Aflac Japan at amortized cost accounted for $32.0 billion, or 64.3%, of total debt securities at June 30, 2007, and $31.3 billion, or 64.0%, of total debt securities at December 31, 2006. Reverse-dual currency debt securities accounted for $10.0 billion, or 29.1%, of total privately issued securities as of June 30, 2007, compared with $9.7 billion, or 28.9%, of total privately issued securities at December 31, 2006. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
     Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and the overall corporate objectives, in addition to credit risk. Our investment policy requires that all securities be rated investment grade at the time of purchase. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and, where applicable, the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). All of our securities have ratings from either a nationally recognized statistical rating organization or the SVO of the NAIC. In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities. We have no direct investment exposure to the sub-prime lending market. In light of recent market activity surrounding the sub-prime lending market, we have performed a review of our investment portfolio and have not identified any material indirect exposure to that market.
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2007	December 31, 2006	June 30, 2006

AAA	24.3%	10.6%	11.0%
AA	36.3	48.9	48.1
A	30.8	35.1	38.2
BBB	8.6	5.4	2.7

	100.0%	100.0%	100.0%

     The large percentage of securities purchased in the AAA rated category primarily reflects the purchase of U.S. Treasury Bills by Aflac Japan, pending repatriation of profits to Aflac U.S. which will be completed in the third quarter of 2007.

     The distributions of debt securities we own, by credit rating, were as follows:
Composition by Credit Rating

	June 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.6%	6.4%	5.8%	5.7%
AA	44.0	44.8	35.0	35.8
A	31.5	31.2	39.4	39.2
BBB	16.0	16.0	17.2	17.2
BB or lower	1.9	1.6	2.6	2.1

Total	100.0%	100.0%	100.0%	100.0%

     The overall credit quality of our portfolio remained high in part because our investment policy prohibits us from purchasing below-investment-grade securities. The increase in AAA and AA rated holdings compared with December 31, 2006, resulted from purchases and credit rating upgrades by rating agencies; the offset was a corresponding decrease in the A and BBB rated holdings. The decline in BB or lower rated securities resulted from the upgrade of KLM Royal Dutch Airlines from below investment grade to investment grade during the quarter.
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

Below-Investment-Grade Securities

	June 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$291	$235	$300	$245
KLM Royal Dutch Airlines	*	*	252	229
Ford Motor Credit	243	223	252	229
CSAV	195	136	201	145
Ford Motor Company	122	102	122	100
BAWAG	113	97	118	103
Tennessee Gas Pipeline	*	*	30	35

Total	$964	$793	$1,275	$1,086

* Investment grade at respective reporting date
     Occasionally, a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of June 30, 2007, represented .2% of total debt securities at amortized cost and were as follows:
Split-Rated Securities

	Amortized	Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Tyco Electronics AMP	$49	Ba1	BBB	BBB+	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Ahold Lease USA Inc.	16	Ba1	BBB-	N/R*	Below Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade

* Not rated
     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of June 30, 2007.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$30,738	$31,833	63.3%	$1,783	$688
Below-investment- grade securities	964	793	1.6	2	173
Held-to-maturity securities:
Investment-grade securities	18,092	17,627	35.1	346	811

Total	$49,794	$50,253	100.0%	$2,131	$1,672

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2007.
Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$13,639	$688	$6,640	$163	$610	$24	$6,389	$501
Below-investment-grade securities	928	173	-	-	-	-	928	173
Held-to-maturity securities:
Investment-grade securities	11,855	811	4,020	134	937	77	6,898	600

Total	$26,422	$1,672	$10,660	$297	$1,547	$101	$14,215	$1,274

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2007.
Percentage Decline from Amortized Cost

	Total	Total	Less than 20%		20% to 35%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$13,639	$688	$13,582	$675	$57	$13
Below-investment- grade securities	928	173	418	44	510	129
Held-to-maturity securities:
Investment-grade securities	11,855	811	11,449	697	406	114

Total	$26,422	$1,672	$25,449	$1,416	$973	$256

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2007.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp	A	$274	$192	$82
CSAV	BB	195	136	59
Ahold	BB	291	235	56
KBC Group	A	219	185	34
Nordea Bank	AA	324	293	31
Unique Zurich Airport	BBB	300	271	29
Oman	A	284	257	27
Royal Bank of Scotland	AA	263	238	25
Alpha Bank	A	243	220	23
EFG Euro Bank Ergasias	A	275	252	23

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in the interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the six-month period ended June 30, 2007 were immaterial. There were no impairment charges recognized during the six-month period ended June 30, 2006.
     Realized losses on investment-grade debt securities were as follows:
Realized Losses on Debt Securities

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$82	$1	$122	$1
Six months to 12 months	-	-	16	-
Over 12 months	1	-	24	2

Total	$83	$1	$162	$3

     There were no disposals of below-investment-grade securities which resulted in losses during the first six months of 2007.
     Cash, cash equivalents, and short-term investments totaled $1.4 billion, or 2.7% of total investments and cash, as of June 30, 2007, compared with $1.2 billion, or 2.3%, at December 31, 2006.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     Deferred policy acquisition costs totaled $6.1 billion at June 30, 2007, an increase of $71 million, or 1.2%, compared with $6.0 billion at December 31, 2006. The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2007	December 31, 2006

Aflac Japan	$3,838	$3,857
Aflac U.S.	2,258	2,168

     Aflac Japan’s deferred policy acquisition costs decreased .5% (3.0% increase in yen) for the six months ended June 30, 2007. The weaker yen at June 30, 2007, decreased reported deferred policy acquisition costs by $134 million. Deferred policy acquisition costs of Aflac U.S. increased 4.1% for the six-month period ended June 30, 2007. The increase in total deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     Policy liabilities totaled $45.7 billion at June 30, 2007, an increase of $282 million, or .6%, compared with $45.4 billion at December 31, 2006. The following table presents policy liabilities by segment.

(In millions)	June 30, 2007	December 31, 2006

Aflac Japan	$40,040	$40,072
Aflac U.S.	5,679	5,365

     Aflac Japan’s policy liabilities decreased .1% (3.4% increase in yen) for the six months ended June 30, 2007. The weaker yen at June 30, 2007, decreased reported policy liabilities by $1.4 billion. Policy liabilities of Aflac U.S. increased 5.9% for the six-month period ended June 30, 2007. The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.4 billion at both June 30, 2007, and December 31, 2006. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 16.0% as of June 30, 2007, compared with 17.2% at December 31, 2006. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At June 30, 2007, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 50.9 billion yen, compared with 105.4 billion yen at December 31, 2006. The decrease in our yen-denominated net asset position resulted from an increasing interest rate environment in Aflac Japan.

Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.
CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $682 million in the first half of 2007, compared with $452 million for the same period in 2006. During the first six months of 2007, Aflac paid $41 million to the Parent Company for management fees, compared with $35 million for the same period of 2006. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.
     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. In June 2007, the Parent Company issued 30 billion yen of yen-denominated Samurai notes from this SRS. If issued, the remaining 70 billion yen (approximately $568 million using the June 30, 2007, exchange rate) of yen-denominated Samurai notes will not be available to U.S. persons. We also have an SRS on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. As of June 30, 2007, the Parent Company had issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $446 million using the June 30, 2007, period-end exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
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
Consolidated Cash Flows by Activity

(In millions)	2007	2006

Operating activities	$2,329	$2,179
Investing activities	(1,742)	(2,037)
Financing activities	(375)	(526)
Exchange effect on cash and cash equivalents	(9)	11

Net change in cash and cash equivalents	$203	$(373)

Operating Activities
     In the first half of 2007, consolidated cash flow from operations increased 6.9%, compared with the first six months of 2006. The increase in cash flows resulted primarily from the timing of Aflac Japan’s tax payments in 2007 and 2006 related to our bond-swap program that started in the last half of 2005. The following table summarizes operating cash flows by source for the six-month periods ended June 30.
Cash Provided by Operating Activities

(In millions)	2007	2006

Aflac Japan	$1,784	$1,664
Aflac U.S. and Other Operations	545	515

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.
Cash Used by Investing Activities

(In millions)	2007	2006

Aflac Japan	$1,278	$1,555
Aflac U.S. and Other Operations	464	482

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

     Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the six-month period ended June 30, 2007, compared with approximately 4% a year ago.
Financing Activities
     Consolidated cash used by financing activities was $375 million in the first six months of 2007, compared with $526 million for the same period of 2006. The decrease in cash used in financing primarily resulted from the pay-off of the 2002 Samurai notes and issuance of the additional Samurai notes in June 2007. In the same six-month period in 2006, we paid off the 2001 Samurai notes but did not issue corresponding debt until the third quarter of 2006. Offsetting the impact of the timing of the debt issuance, cash returned to shareholders through treasury stock purchases and dividends was $217 million higher in the first six months of 2007, compared with the same period in 2006. Cash provided by investment-type contracts was $103 million in the first six months of 2007, compared with $111 million a year ago.
     The following table presents a summary of treasury stock activity during the six-month periods ended June 30.

(In millions of dollars and thousands of shares)	2007	2006

Treasury stock purchases	$355	$197

Shares purchased	7,246	4,120

Stock issued from treasury	$23	$23

Shares issued	1,679	1,595

     Dividends to shareholders in the first half of 2007 of $.39 per share increased 50.0% over the same period of 2006. The following table presents the sources of dividends paid to shareholders for the six-month periods ended June 30.

(In millions)	2007	2006

Dividends paid in cash	$182	$123
Dividends through issuance of treasury shares	10	7

Total dividends to shareholders	$192	$130

Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Aflac Japan policyholders.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first six months of 2007, Aflac Japan paid $17 million to the Parent Company for management fees, compared with $12 million for the same period in 2006. Expenses allocated to Aflac Japan were $17 million for the six-month period ended June 30, 2007, compared with $15 million a year ago. During the first six months of 2007, Aflac Japan remitted profits of $250 million (31.0 billion yen) to Aflac U.S., compared with $355 million (40.0 billion yen) in the first half of 2006. We determine the timing of profit remittances based on corporate needs. We anticipate that Aflac Japan will remit additional profits of $319 million (39.2 billion yen using the June 30, 2007, exchange rate) in the third quarter of 2007. For the full year, 2007 profit remittances will total 70.2 billion yen (using the June 30, 2007, exchange rate), compared with full-year remittances of 50.0 billion yen in 2006.
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
Other
     In July 2007, the board of directors declared the third quarter cash dividend of $.205 per share. The dividend is payable on September 4, 2007, to shareholders of record at the close of business on August 17, 2007. In February 2006, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of June 30, 2007, approximately 29.6 million shares were available for purchase under our share repurchase authorization.
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
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     During the second quarter of 2007, we repurchased shares of Aflac stock as follows:
Issuer Purchases of Equity Securities

			(c) Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	-	$-	-	31,582,463
May 1 - May 31	1,395,900	52.31	1,395,900	30,186,563
June 1 - June 30	604,100	52.55	604,100	29,582,463

Total	2,000,000	$52.38	2,000,000	29,582,463

During June, the 30,000,000 share repurchase authorization approved by the Board of Directors and announced in February 2004 was exhausted. The remaining 29,582,463 shares available for purchase relate to a 30,000,000 share repurchase authorization approved by the Board of Directors and announced in February 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 4.	Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of the Shareholders was held on May 7, 2007. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; and (2) Ratification of the appointment of independent registered public accounting firm for 2007. The proposals were approved by the shareholders.
     The following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.
VOTES

					Broker
	For	Against	Abstentions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	722,597,181	N/A	N/A	18,341,768	1
John Shelby Amos II	718,570,044	N/A	N/A	22,368,905	1
Paul S. Amos II	718,361,405	N/A	N/A	22,577,544	1
Yoshiro Aoki	722,032,972	N/A	N/A	18,905,977	1
Michael H. Armacost	723,192,680	N/A	N/A	17,746,269	1
Kriss Cloninger III	705,142,815	N/A	N/A	35,796,134	1
Joe Frank Harris	716,928,762	N/A	N/A	24,010,187	1
Elizabeth J. Hudson	723,415,659	N/A	N/A	17,523,290	1
Kenneth S. Janke Sr.	704,840,093	N/A	N/A	36,098,856	1
Douglas W. Johnson	728,936,885	N/A	N/A	12,002,064	1
Robert B. Johnson	727,471,835	N/A	N/A	13,467,114	1
Charles B. Knapp	724,585,821	N/A	N/A	16,353,128	1
E. Stephen Purdom, M.D.	719,411,037	N/A	N/A	21,527,912	1
Barbara K. Rimer, Dr. PH	724,742,004	N/A	N/A	16,196,945	1
Marvin R. Schuster	718,014,714	N/A	N/A	22,924,235	1
David Gary Thompson	727,397,094	N/A	N/A	13,541,855	1
Robert L. Wright	727,241,852	N/A	N/A	13,697,097	1
(2) Ratification of appointment of KPMG LLP as independent registered public accounting firm	726,680,335	9,546,184	4,712,416	N/A	15

N/A — not applicable

Item 6. Exhibits.
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
Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007 - incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).

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

10.5 *	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated June 27, 2007.
10.6 *	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.7 *	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.8 *	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9 *	-
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

10.12 *	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.13*	-
First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.14 *	-
Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.15 *	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.16 *	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.17 *	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.18 *	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.19 *	-
Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.20 *	-
Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.21 *	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.22 *	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.23 *	-
Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.24 *	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.25 *	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.26 *	-
Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.27 *	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.28 *	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29 *	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.30 *	-	Aflac Consulting Arrangement with E. Stephen Purdom - incorporated by reference from 2006 Form 10-K, Exhibit 10.28 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 7, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 7, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 7, 2007, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 7, 2007	President, Treasurer and	/s/ Kriss Cloninger III
	Chief Financial Officer	(Kriss Cloninger III)

August 7, 2007	Senior Vice President,	/s/ Ralph A. Rogers, Jr.
	Financial Services; Chief Accounting Officer	(Ralph A. Rogers, Jr.)