Form 10-Q
period 2007-09-30
AFLAC INC
filed 2007-11-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 2, 2007

Common Stock, $.10 Par Value	487,814,842 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions, except for share and per-share amounts - Unaudited)	2007	2006	2007	2006

Revenues:
Premiums, principally supplemental health insurance	$3,260	$3,102	$9,578	$9,200
Net investment income	592	548	1,729	1,614
Realized investment gains (losses)	1	11	28	75
Other income	8	11	41	40

Total revenues	3,861	3,672	11,376	10,929

Benefits and expenses:
Benefits and claims	2,331	2,291	6,855	6,715
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	151	137	460	425
Insurance commissions	331	325	986	975
Insurance expenses	372	334	1,060	973
Interest expense	6	4	20	14
Other operating expenses	28	24	82	71

Total acquisition and operating expenses	888	824	2,608	2,458

Total benefits and expenses	3,219	3,115	9,463	9,173

Earnings before income taxes	642	557	1,913	1,756
Income taxes	222	190	662	606

Net earnings	$420	$367	$1,251	$1,150

Net earnings per share:
Basic	$.86	$.74	$2.56	$2.32
Diluted	.85	.73	2.53	2.29

Common shares used in computing earnings per share (In thousands):
Basic	487,065	494,923	488,493	496,626
Diluted	492,819	500,952	494,555	502,926

Cash dividends per share	$.205	$.13	$.595	$.39

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(In millions)	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $29,116 in 2007 and $27,099 in 2006)	$30,060	$28,805
Perpetual debentures (amortized cost $4,262 in 2007 and $4,341 in 2006)	4,058	4,408
Equity securities (cost $16 in 2007 and 2006)	23	25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $14,968 in 2007 and $13,369 in 2006)	15,599	13,483
Perpetual debentures (fair value $3,877 in 2007 and $4,024 in 2006)	3,948	3,990
Other investments	57	58
Cash and cash equivalents	1,328	1,203

Total investments and cash	55,073	51,972
Receivables, primarily premiums	688	535
Accrued investment income	549	538
Deferred policy acquisition costs	6,481	6,025
Property and equipment, at cost less accumulated depreciation	480	458
Other	305	277

Total assets	$63,576	$59,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2007	2006
(In millions, except for share and per-share amounts)	(Unaudited)

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$44,389	$40,841
Unpaid policy claims	2,497	2,390
Unearned premiums	682	645
Other policyholders’ funds	1,767	1,564

Total policy liabilities	49,335	45,440
Notes payable	1,454	1,426
Income taxes	2,260	2,462
Payables for return of cash collateral on loaned securities	656	807
Other	1,420	1,329
Commitments and contingent liabilities (Note 10)

Total liabilities	55,125	51,464

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 658,203 shares in 2007 and 655,715 shares in 2006	66	66
Additional paid-in capital	1,019	895
Retained earnings	10,354	9,304
Accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	113	54
Unrealized gains (losses) on investment securities	755	1,450
Pension liability adjustment	(76)	(78)
Treasury stock, at average cost	(3,780)	(3,350)

Total shareholders’ equity	8,451	8,341

Total liabilities and shareholders’ equity	$63,576	$59,805

Shareholders’ equity per share	$17.33	$16.93

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2007	2006

Common stock:
Balance, beginning of period	$66	$65
Exercise of stock options	-	1

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	895	791
Exercise of stock options, including income tax benefits	62	22
Share-based compensation	29	25
Gain on treasury stock reissued	33	28

Balance, end of period	1,019	866

Retained earnings:
Balance, beginning of period	9,304	8,048
Cumulative effect of change — adoption of SAB 108	-	138
Net earnings	1,251	1,150
Dividends to shareholders	(201)	(193)

Balance, end of period	10,354	9,143

Accumulated other comprehensive income:
Balance, beginning of period	1,426	1,957
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	59	(3)
Change in unrealized gains (losses) on investment securities during period, net of income taxes	(695)	(642)
Pension liability adjustment during period, net of income taxes	2	-

Balance, end of period	792	1,312

Treasury stock:
Balance, beginning of period	(3,350)	(2,934)
Purchases of treasury stock	(479)	(327)
Cost of shares issued	49	39

Balance, end of period	(3,780)	(3,222)

Total shareholders’ equity	$8,451	$8,165

Amounts have been adjusted for adoption of SAB 108 as of January 1, 2006.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2007	2006

Cash flows from operating activities:
Net earnings	$1,251	$1,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(140)	(28)
Increase in deferred policy acquisition costs	(327)	(339)
Increase in policy liabilities	2,400	2,473
Change in income tax liabilities	212	(8)
Realized investment (gains) losses	(28)	(75)
Other, net	(26)	71

Net cash provided by operating activities	3,342	3,244

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	172	2,046
Fixed maturities matured or called	1,756	257
Perpetual debentures sold	171	1
Equity securities sold	-	46
Securities held to maturity:
Fixed maturities matured or called	44	1
Perpetual debentures matured or called	140	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,935)	(3,001)
Securities held to maturity:
Fixed maturities	(1,864)	(2,033)
Cash received as collateral on loaned securities, net	(164)	(186)
Other, net	(34)	(15)

Net cash used by investing activities	$(2,714)	$(2,884)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2007	2006

Cash flows from financing activities:
Purchases of treasury stock	$(479)	$(327)
Principal payments under debt obligations	(246)	(360)
Proceeds from borrowings	242	382
Dividends paid to shareholders	(277)	(183)
Change in investment-type contracts, net	153	157
Treasury stock reissued	37	29
Other, net	60	19

Net cash used by financing activities	(510)	(283)

Effect of exchange rate changes on cash and cash equivalents	7	4

Net change in cash and cash equivalents	125	81
Cash and cash equivalents, beginning of period	1,203	1,297

Cash and cash equivalents, end of period	$1,328	$1,378

Supplemental disclosures of cash flow information:
Income taxes paid	$420	$569
Interest paid	19	9
Impairment losses included in realized investment gains (losses)	2	-
Noncash financing activities:
Capitalized lease obligations	1	6
Treasury shares issued for:
Associate stock bonus	28	26
Shareholder dividend reinvestment	15	10
Share-based compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions - Unaudited)	2007	2006	2007	2006

Net earnings	$420	$367	$1,251	$1,150

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	10	(3)	(1)	(8)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during period	(174)	1,076	(1,034)	(913)
Reclassification adjustment for realized (gains) losses included in net earnings	(1)	(11)	(28)	(75)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during period	(1)	-	-	-
Pension liability adjustment during period	-	-	3	-

Total other comprehensive income (loss) before income taxes	(166)	1,062	(1,060)	(996)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(172)	405	(426)	(351)

Other comprehensive income (loss), net of income taxes	6	657	(634)	(645)

Total comprehensive income (loss)	$426	$1,024	$617	$505

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2007, and December 31, 2006, the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2006.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. In the consolidated statements of shareholders’ equity for the year ended December 31, 2006, we included in 2006 other comprehensive income, a cumulative transition adjustment, net of income taxes, of $44 million from the adoption of SFAS 158. This cumulative effect adjustment was properly included in the roll forward of accumulated other comprehensive income for the year, but it should not have been included in other comprehensive income for the year. Total comprehensive income for the year, not including the transition adjustment for SFAS 158, was $996 million. Management concluded that the transition adjustment was not material to the financial statements taken as a whole. We will adjust other comprehensive income for the year ended December 31, 2006, in our 2007 Form 10-K to reflect the transition adjustment as a direct charge to accumulated other comprehensive income. The effect of recording the transition adjustment through other comprehensive income and the subsequent adjustment to reflect the amounts as a direct charge to accumulated other comprehensive income did not have, nor will it have, any impact on the consolidated statements of earnings, the consolidated balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows for any periods presented.
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
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS

No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We adopted the provisions of this statement effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan which were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by SOP 05-1 and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this statement did not have a significant impact on our first, second or third quarter 2007 financial position or results of operations.
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
     Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders’ equity.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Revenues:
Aflac Japan:
Earned premiums	$2,266	$2,204	$6,651	$6,558
Net investment income	456	430	1,335	1,260
Other income	-	9	18	21

Total Aflac Japan	2,722	2,643	8,004	7,839

Aflac U.S.:
Earned premiums	993	898	2,926	2,642
Net investment income	127	120	373	345
Other income	2	3	7	7

Total Aflac U.S.	1,122	1,021	3,306	2,994

Other business segments	9	8	27	30

Total business segment revenues	3,853	3,672	11,337	10,863
Realized investment gains (losses)	1	11	28	75
Corporate	31	11	84	62
Intercompany eliminations	(24)	(22)	(73)	(71)

Total revenues	$3,861	$3,672	$11,376	$10,929

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Pretax earnings:
Aflac Japan	$468	$407	$1,393	$1,264
Aflac U.S.	182	162	523	459
Other business segments	(1)	-	(2)	2

Total business segments	649	569	1,914	1,725
Interest expense, noninsurance operations	(6)	(3)	(15)	(12)
Corporate and eliminations	(5)	(15)	(16)	(32)

Pretax operating earnings	638	551	1,883	1,681
Realized investment gains (losses)	1	11	28	75
Impact from SFAS 133	3	(5)	2	-

Total earnings before income taxes	$642	$557	$1,913	$1,756

Income taxes applicable to pretax operating earnings	$221	$188	$651	$579
Effect of foreign currency translation on operating earnings	(3)	(6)	(17)	(39)

     Assets were as follows:

	September 30,	December 31,
(In millions)	2007	2006

Assets:
Aflac Japan	$52,035	$48,850
Aflac U.S.	10,646	10,249
Other business segments	128	110

Total business segments	62,809	59,209
Corporate	9,997	10,023
Intercompany eliminations	(9,230)	(9,427)

Total assets	$63,576	$59,805

3. INVESTMENTS
     During the quarter ended September 30, 2007, we realized pretax investment gains of $1 million (after-tax, $1 million, or nil per diluted share). For the nine months ended September 30, 2007, we realized pretax investment gains of $28 million (after-tax, $18 million, or $.04 per diluted share). Impairment charges were immaterial during the nine months ended September 30, 2007.
     For the quarter ended September 30, 2006, we realized pretax investment gains of $11 million (after-tax, $7 million, or $.01 per diluted share) primarily as a result of securities sales. For the nine months ended September 30, 2006, we realized pretax investment gains of $75 million (after-tax, $47 million, or $.10 per diluted share) as a result of securities sales and bond swaps. The bond swaps executed during the first and second quarters of 2006 concluded the bond-swap program that we began in the third quarter of 2005 to take advantage of tax loss carryforwards. Impairment charges were immaterial during the nine months ended September 30, 2006.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2007	2006

Unrealized gains on securities available for sale	$747	$1,783
Unamortized unrealized gains on securities transferred to held to maturity	352	378
Deferred income taxes	(344)	(711)

Shareholders’ equity, net unrealized gains on investment securities	$755	$1,450

     Unrealized gains on available-for-sale securities decreased primarily as a result of the effects of a rising interest rate environment in Japan, wider credit spreads globally, and foreign currency effect.
     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At September 30, 2007, available-for-sale QSPEs totaled $2.9 billion at fair value ($3.0 billion at amortized cost, or 5.7% of total debt securities), compared with $2.3 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities) at December 31, 2006. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

     We also own investments in variable interest entities (VIEs). We are the primary beneficiary of VIEs totaling $1.3 billion at fair value ($1.6 billion at amortized cost) as of September 30, 2007, and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations. We also have interests in VIEs that we are not required to consolidate totaling $661 million at fair value ($705 million at amortized cost) as of September 30, 2007. The loss on any of our VIE investments would be limited to its cost.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At September 30, 2007, we had security loans outstanding with a fair value of $638 million, and we held cash in the amount of $656 million as collateral for these loaned securities. At December 31, 2006, we had security loans outstanding with a fair value of $780 million, and we held cash in the amount of $807 million as collateral for these loaned securities.
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
4. FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 5). The components of the fair value of the cross-currency swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2007	2006

Interest rate component	$7	$6
Foreign currency component	(33)	(17)
Accrued interest component	10	4

Total fair value of cross-currency swaps	$(16)	$(7)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2007	2006

Balance, beginning of period	$(17)	$(22)
Increase (decrease) in fair value of cross-currency swaps	(9)	7
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(7)	(6)

Balance, end of period	$(33)	$(21)

     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The fair value of these swaps and related changes in fair value, which are included in accumulated other comprehensive income, were immaterial during the nine-month period ended September 30, 2007.
     For additional information on our cross-currency and interest rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
5. NOTES PAYABLE
     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2007	2006

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	130	126
2.26% notes due September 2016 (principal amount 10 billion yen)	87	84
Variable interest rate notes due September 2011 (1.32% at September 2007, principal amount 20 billion yen)	173	168
Yen-denominated Samurai notes:
.96% notes paid June 2007 (principal amount 30 billion yen)	-	252
.71% notes due July 2010 (principal amount 40 billion yen)	346	336
1.87% notes due June 2012 (principal amount 30 billion yen)	260	-
Capitalized lease obligations payable through 2013	8	10

Total notes payable	$1,454	$1,426

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
     We were in compliance with all of the covenants of our notes payable at September 30, 2007. No events of default or defaults occurred during the nine months ended September 30, 2007.

     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30.

(In thousands of shares)	2007	2006

Common stock — issued:
Balance, beginning of period	655,715	654,522
Exercise of stock options	2,488	844

Balance, end of period	658,203	655,366

Treasury stock:

Balance, beginning of period	163,165	155,628
Purchases of treasury stock	9,551	7,133
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,097)	(1,093)
Exercise of stock options	(1,051)	(884)
Other	(117)	(84)

Balance, end of period	170,451	160,700

Shares outstanding, end of period	487,752	494,666

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended September 30, 2007, stock options to purchase approximately 1.4 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.2 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, stock options to purchase approximately 2.2 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.6 million shares for the nine-month period a year ago.
     In February 2004, the Board of Directors authorized the purchase of 30.0 million shares of our common stock. We exhausted that authorization during the second quarter of 2007. In February 2006, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of September 30, 2007, approximately 27.6 million shares were available for purchase under the 2006 share repurchase authorization.
7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan allowed for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007, although options granted before that date remain outstanding in accordance with their terms. The second plan allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At September 30, 2007, approximately 23 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

     The following table provides information on stock options outstanding and exercisable at September 30, 2007.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding	17,215	$34.03
Exercisable	13,221	30.79

     As of September 30, 2007, the aggregate intrinsic value of stock options outstanding was $396 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $347 million, with a weighted-average remaining term of 4.7 years. We received cash from the exercise of stock options in the amount of $43 million during the first nine months of 2007, compared with $26 million in the first nine months of 2006. The tax benefit realized as a result of stock option exercises was $44 million for the first nine months of 2007, compared with $12 million in the first nine months of 2006.
     As of September 30, 2007, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $23 million, of which $11 million (492 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested.
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
8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$2	$3	$2	$2	$7	$8	$6	$7
Interest cost	1	2	1	2	2	7	2	7
Expected return on plan assets	-	(3)	(1)	(2)	(1)	(8)	(1)	(6)
Amortization of net actuarial loss	-	1	1	1	1	3	2	3

Net periodic benefit cost	$3	$3	$3	$3	$9	$10	$9	$11

     During the nine months ended September 30, 2007, approximately $9 million (using the September 30, 2007, exchange rate) had been contributed to the Japanese pension plan. During the nine months ended September 30, 2007, $20 million had been contributed to the U.S. pension plan.

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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 (see Note 1). There was no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48 and therefore no adjustment to retained earnings upon adoption. Included in the balance of the liability for unrecognized tax benefits at September 30, 2007, are $50 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $500 thousand in interest and penalties during the three months ended September 30, 2007, compared with approximately $410 thousand in the three months ended September 30, 2006. We recognized approximately $2 million in interest and penalties during the first nine months of 2007, compared with $1 million during the first nine months of 2006. The Company has accrued approximately $30 million for the payment of interest and penalties as of September 30, 2007, compared with $28 million a year ago.
     As of September 30, 2007, there are no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
     For additional information on our Japanese and U.S. taxes, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
10. COMMITMENTS AND CONTINGENT LIABILITIES
     We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of eight years and an aggregate remaining cost of 25.3 billion yen ($219 million using the September 30, 2007, exchange rate). The second agreement provides distributed computer operations and support for Aflac Japan. It has a remaining term of eight years and an aggregate remaining cost of 30.7 billion yen ($266 million using the September 30, 2007, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a term of five years and an aggregate remaining cost of 9.4 billion yen ($82 million using the September 30, 2007, exchange rate).

     We have entered into two additional outsourcing agreements to provide application maintenance and development services for our Japanese operation. The first agreement with Accenture has a remaining term of six years with an aggregate remaining cost of 4.9 billion yen ($42 million using the September 30, 2007, exchange rate). The second agreement with NTT DATA has a term of three years with an aggregate remaining cost of 1.1 billion yen ($10 million using the September 30, 2007, exchange rate).
     We lease office space and equipment under agreements that expire in various years through 2021. For further information regarding lease commitments, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2006.
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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The September 30, 2007, and 2006, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2007, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2007, and 2006, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007, and 2006. These consolidated financial statements are the responsibility of the Company’s management.
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
November 8, 2007

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the interim period from December 31, 2006, to September 30, 2007. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2006.
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
CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 85% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results. There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2007. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2006.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	In millions		Per Diluted Share		In millions		Per Diluted Share

Net earnings	$420	$367	$.85	$.73	$1,251	$1,150	$2.53	$2.29
Items impacting net earnings, net of tax:
Realized investment gains (losses)	1	7	-	.01	18	47	.04	.10
Impact from SFAS 133	2	(3)	-	-	1	-	-	-

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and /or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment gains in the first nine months of 2007 primarily resulted from securities sold or redeemed during the period in the normal course of business. Realized investment gains in the first nine months of 2006 primarily resulted from our bond-swap program, which took advantage of tax loss carryforwards, and sales transactions in the normal course of business.
Impact from SFAS 133
     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in 2009, into a yen-denominated obligation. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, and is included in other income.
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings. The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the nine-month period ended September 30, 2007; therefore, there was no impact on net earnings.
     We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the nine-month period ended September 30, 2007; therefore, there was no impact on net earnings.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pre-tax earnings was 34.6% for the nine-month period ended September 30, 2007, compared with 34.5% for the same period in 2006.
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

2007 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2006	on EPS

105.00	$ 3.47 - 3.50	21.8 - 22.8%	$ .19
110.00	3.38 - 3.41	18.6 - 19.6	.10
116.31**	3.28 - 3.31	15.1 - 16.1	-
120.00	3.23 - 3.26	13.3 - 14.4	(.05)
125.00	3.18 - 3.21	11.6 - 12.6	(.10)

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
Aflac Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Premium income	$2,266	$2,204	$6,651	$6,558
Net investment income:
Yen-denominated investment income	278	271	812	796
Dollar-denominated investment income	178	159	523	464

Net investment income	456	430	1,335	1,260
Other income	-	9	18	21

Total operating revenues	2,722	2,643	8,004	7,839

Benefits and claims	1,735	1,746	5,103	5,120
Operating expenses:
Amortization of deferred policy acquisition costs	75	70	225	212
Insurance commissions	212	212	629	645
Insurance and other expenses	232	208	654	598

Total operating expenses	519	490	1,508	1,455

Total benefits and expenses	2,254	2,236	6,611	6,575

Pretax operating earnings*	$468	$407	$1,393	$1,264

Weighted-average yen/dollar exchange rate	117.88	116.17	119.37	115.82

	In Dollars				In Yen

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
Percentage change over	September 30,		September 30,		September 30,		September 30,
previous period:	2007	2006	2007	2006	2007	2006	2007	2006

Premium income	2.8%	1.2%	1.4%	(1.4)%	4.2%	5.8%	4.5%	6.0%
Net investment income	6.2	4.9	5.9	2.3	7.7	9.6	9.1	9.9
Total operating revenues	3.0	1.9	2.1	(.8)	4.3	6.4	5.2	6.6
Pretax operating earnings*	15.0	3.8	10.2	7.3	16.7	8.4	13.6	15.3

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 4.3% to 1.12 trillion yen as of September 30, 2007, compared with 1.07 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $9.7 billion at September 30, 2007, compared with $9.1 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 39% of Aflac Japan’s investment income in the first nine months of 2007, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 38% of Aflac Japan’s investment income during the first nine months of 2007. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
Yen Operating Results
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Nine Months		Three Months		Nine Months

	2007	2006	2007	2006	2007	2006	2007	2006

Net investment income	7.7%	9.6%	9.1%	9.9%	7.1%	7.8%	7.9%	7.1%
Total operating revenues	4.3	6.4	5.2	6.6	4.2	6.2	5.0	6.2
Pretax operating earnings*	16.7	8.4	13.6	15.3	16.0	6.7	12.5	12.6

 *See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
**Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues, in dollars:	2007	2006	2007	2006

Benefits and claims	63.7%	66.1%	63.8%	65.3%
Operating expenses:
Amortization of deferred policy acquisition costs	2.8	2.6	2.8	2.7
Insurance commissions	7.8	8.0	7.9	8.2
Insurance and other expenses	8.5	7.9	8.1	7.7

Total operating expenses	19.1	18.5	18.8	18.6
Pretax operating earnings*	17.2	15.4	17.4	16.1

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years, primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. Although the operating expense ratio increased in the first nine months of 2007, due to improvement in the benefit ratio, the pretax operating profit margin expanded from 15.4% to 17.2% for the three-month period and from 16.1% to 17.4% for the nine-month period ended September 30, 2007. We expect Aflac Japan’s operating expense ratio to be higher for the balance of the year than it was in the first nine months of 2007 due in part to our intention to increase Aflac Japan’s advertising and promotional expenditures. As a result, we believe Aflac Japan’s pretax operating profit margin in the fourth quarter of 2007 will be lower than Aflac Japan’s profit margin for the first nine months of 2007. However, we expect this would still result in a higher fourth quarter pretax operating profit margin than we produced in the fourth quarter of 2006. We expect continued expansion in the profit margin in 2008.

Aflac Japan Sales
     Consistent with our objective for the second half of 2007, Aflac Japan’s total new annualized premium sales in yen increased 2.2% in the third quarter of 2007, compared with the third quarter of 2006. For the nine months ended September 30, 2007, total new annualized premium sales declined 4.1%, compared with the same period a year ago. The following table presents Aflac Japan’s total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen

(In millions of dollars and	Three Months		Nine Months		Three Months		Nine Months
billions of yen)	2007	2006	2007	2006	2007	2006	2007	2006

Total new annualized premium sales	$236	$235	$706	$759	27.9	27.3	84.3	87.9
Percentage change over comparable period in prior year	.7%	(15.7)%	(7.0)%	(12.3)%	2.2%	(11.9)%	(4.1)%	(5.8)%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended September 30.

	Three Months		Nine Months
	2007	2006	2007	2006

Medical policies	34%	35%	32%	34%
Cancer life	33	27	34	27
Ordinary life	22	23	22	24
Rider MAX	7	9	7	10
Other	4	6	5	5

Total	100%	100%	100%	100%

     After several quarters of significant declines, medical sales declined only .4% in the third quarter of 2007, compared with the same period a year ago. We believe the improvement in medical sales reflects a favorable initial response to Gentle EVER, our new medical product. Gentle EVER, a non-standard medical product, was introduced on August 1. Sales of our cancer insurance product category were again strong during the third quarter of 2007, improving 21.8% over the same period a year ago. We believe our cancer product sales benefited from advertising and promotional efforts for that product, in addition to accelerated purchases before a premium rate increase which occurred on September 2, resulting from adoption of new mortality tables. Ordinary life sales were down slightly in the third quarter of 2007 by 1.7%, compared with the same period a year ago.
     We remain encouraged about the prospects for improvement in sales, and we continue to believe that sales will be flat to up 4% in the second half of the year.
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

     The following table presents the results of Aflac Japan’s investment activities for the periods ended September 30.

	Three Months		Nine Months
	2007	2006	2007	2006

New money yield — yen only	3.23%	3.66%	3.20%	3.11%
New money yield — blended	3.89	4.20	3.61	3.39
Return on average invested assets, net of investment expenses	4.09	4.14	4.10	4.11

     At September 30, 2007, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.06%, compared with 4.18% a year ago. See the Investments and Cash section of this MD&A for additional information.
Japanese Economy
     Japan continues to show signs of economic improvement, and while recent events indicate that Japan’s economy has begun to recover, the time required for a full economic recovery remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2006.
Japanese Regulatory Environment
     Japan’s Financial Services Agency (FSA) adopted new mortality tables effective April 2007 that will be used when developing our policy premium and reserving assumptions on newly underwritten policies. These new tables reflect recent improvements in survival rates in Japan and have generally resulted in a decrease in policy premiums for death benefit products and an increase in premium rates for third sector (health) products and annuities. We reflected the impact of the new mortality table in our product pricing for the first sector (life) products in April 2007. For the third sector, the revised tables were reflected in our product pricing in September 2007.
     Additionally, the FSA has implemented a new rule for third sector product reserving. The new reserving rule was effective April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual morbidity. The results of the tests and their relation to our reserves will determine whether reserve strengthening is required. While this new reserve requirement will not impact our GAAP financial statements, we currently estimate that adoption of this requirement will not have a material impact on our 2007 FSA-based financial statements or on our product pricing.
     As disclosed in our 2006 Form 10-K, Aflac Japan, along with the entire Japanese life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. On April 13, 2007, Aflac Japan reported the findings of its review to the FSA. On October 5, 2007, the insurance industry updated its data for underpaid claims. The updated data included an increase in the number of cases and yen amount of underpayment compared to the data that was first reported in April, primarily a result of a type of underpayment where companies did not notify policyholders of their potential eligibility for additional benefit payments. Our initial estimate for that type of underpayment was fairly accurate; however, we recently reported 26,700 cases of delayed interest payments on cash surrender values, which on average was 75 yen per case (approximately $.65 per case using the September 30, 2007, period-end exchange rate). In total, we reported 1.9 billion yen of underpaid claims in April, and we revised the amount to 2.1 billion yen in October. We are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. The financial impact of paying the claims that were in error was immaterial to our operations and has been provided for in our financial statements.
     In late December 2007, remaining restrictions on the sale of insurance products by banking institutions in Japan are scheduled to be fully eliminated. The FSA plans to review the market conduct rules that apply to banks selling insurance and will draft proposed changes to the existing rules, subject to public comment, in time to meet the December 22, 2007, deadline for lifting the restrictions on the sale of the remaining insurance products. We believe that it will take time for momentum to build in the bank channel for selling third sector products, however our strong brand as the leading seller of cancer and medical insurance products in Japan and our extensive, long-standing relationships with more than 60% of Japan’s banks places us in a strong position to sell through this new channel.
AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Premium income	$993	$898	$2,926	$2,642
Net investment income	127	120	373	345
Other income	2	3	7	7

Total operating revenues	1,122	1,021	3,306	2,994

Benefits and claims	596	545	1,751	1,595
Operating expenses:
Amortization of deferred policy acquisition costs	76	68	235	213
Insurance commissions	119	113	356	330
Insurance and other expenses	149	133	441	397

Total operating expenses	344	314	1,032	940

Total benefits and expenses	940	859	2,783	2,535

Pretax operating earnings*	$182	$162	$523	$459

Percentage change over previous period:

Premium income	10.7%	9.5%	10.8%	9.6%
Net investment income	5.4	12.1	8.0	10.2
Total operating revenues	10.0	9.8	10.4	9.7
Pretax operating earnings*	12.3	21.7	13.9	15.7

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.5% in the first nine months of 2007 and 9.3% for the same period of 2006 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at September 30, 2007, were $4.3 billion, compared with $3.9 billion a year ago.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues:	2007	2006	2007	2006

Benefits and claims	53.1%	53.4%	53.0%	53.3%
Operating expenses:
Amortization of deferred policy acquisition costs	6.7	6.6	7.1	7.1
Insurance commissions	10.6	11.0	10.8	11.0
Insurance and other expenses	13.3	13.1	13.3	13.3

Total operating expenses	30.6	30.7	31.2	31.4
Pretax operating earnings*	16.3	15.9	15.8	15.3

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined in the first nine months of 2007. As a percentage of premium income, the benefit ratio was 59.8% in the first nine months of 2007, compared with 60.4% in the first nine months of 2006. We expect the benefit ratio to decline slightly in 2007 due to favorable claim cost trends and the operating expense ratio for 2007 to remain relatively stable, compared with 2006. Overall, the pretax operating profit margin is expected to increase slightly in 2007.
Aflac U.S. Sales
     We were pleased with our U.S. sales results, with total new annualized premium sales rising 11.0% during the third quarter and 11.1% for the nine-month period ended September 30, 2007. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2007	2006	2007	2006

Total new annualized premium sales	$368	$332	$1,085	$976
Percentage change over comparable period in prior year	11.0%	11.7%	11.1%	9.7%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended September 30.

	Three Months		Nine Months
	2007	2006	2007	2006

Accident/disability coverage	51%	52%	52%	52%
Cancer expense insurance	17	16	16	17
Hospital indemnity products	14	13	14	13
Fixed-benefit dental coverage	6	7	6	7
Other	12	12	12	11

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, increased 10.3% in the third quarter of 2007, while cancer expense insurance increased 13.0% and our hospital indemnity group increased 21.1%, compared with the same period a year ago.
     We remain very satisfied with our progress in the ongoing expansion of our U.S. sales force. Despite the anticipated decline in newly recruited sales associates compared to a year ago, we still recruited approximately 6,200 new sales associates in the third quarter of 2007, bringing the number of newly recruited sales associates to more than 18,600 for the first nine months of the year. The number of average weekly producing sales associates increased 5.0% to approximately 10,700 in the third quarter of 2007, compared with the same period a year ago. For the first nine months of 2007, the number of average weekly producing associates rose 6.1% over a year ago. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years.
     For the first nine months of 2007, total new annualized premium sales increased 11.1% over the same period last year, however we face a challenging sales comparison in the fourth quarter of this year. Sales in the fourth quarter of 2006 rose 21.2% due to the re-enrollment of a large payroll account. Despite that difficult comparison, we still believe we are well-positioned to achieve our objective of a 6% to 10% increase in new annualized premium sales for the full year.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended September 30.

	Three Months		Nine Months
	2007	2006	2007	2006

New money yield	7.01%	6.61%	6.45%	6.44%
Return on average invested assets, net of investment expense	6.70	6.98	6.75	6.85

     At September 30, 2007, the portfolio yield on Aflac’s U.S. portfolio was 7.01%, compared with 7.17% a year ago. See the Investments and Cash section of this MD&A for additional information.
ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at September 30, 2007, was 115.43 yen to one dollar, or 3.2% stronger than the December 31, 2006, exchange rate of 119.11. The stronger yen increased reported investments and cash by $1.3 billion, total assets by $1.5 billion, and total liabilities by $1.5 billion, compared with the amounts that would have been reported for the third quarter of 2007 if the exchange rate had remained unchanged from December 31, 2006.
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
     On a consolidated basis, we attempt to minimize the exposure of our shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (see the Hedging Activities section of this MD&A for additional information). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	September 30,	December 31,
(In millions)	2007	2006

Aflac Japan yen-denominated net assets	$2,061	$2,317
Parent Company yen-denominated net liabilities	(1,480)	(1,434)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$581	$883

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	September 30, 2007				December 31, 2006

Yen/dollar exchange rates	100.43	115.43	*	130.43	104.11	119.11	*	134.11

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$22,599	$19,662		$17,401	$21,712	$18,978		$16,856
Perpetual debentures	4,125	3,589		3,176	4,246	3,711		3,296
Equity securities	26	23		20	29	25		22
Securities held to maturity:
Fixed maturities	17,906	15,579		13,788	15,404	13,464		11,958
Perpetual debentures	4,538	3,948		3,494	4,565	3,990		3,544
Cash and cash equivalents	303	263		233	383	335		297
Other financial instruments	56	49		43	32	28		25

Subtotal	49,553	43,113		38,155	46,371	40,531		35,998

Liabilities:
Notes payable	1,155	1,005		889	1,117	976		868
Cross-currency swaps	553	481		426	534	467		414
Japanese policyholder protection fund	172	149		132	200	175		155

Subtotal	1,880	1,635		1,447	1,851	1,618		1,437

Net yen-denominated financial instruments	47,673	41,478		36,708	44,520	38,913		34,561
Other yen-denominated assets	6,099	5,306		4,696	5,550	4,852		4,309
Other yen-denominated liabilities	(53,104)	(46,203)		(40,890)	(49,060)	(42,882)		(38,086)

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$668	$581		$514	$1,010	$883		$784

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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. On our held-to-maturity and available-for-sale debt securities portfolios combined, we had $38 million of net unrealized gains at September 30, 2007, compared with $1.7 billion of net unrealized gains at December 31, 2006. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2007, and December 31, 2006, would be as follows:

	September 30,	December 31,
(In millions)	2007	2006

Effect on yen-denominated debt securities	$(4,604)	$(4,386)
Effect on dollar-denominated debt securities	(927)	(857)

Effect on total debt securities	$(5,531)	$(5,243)

     Changes in the interest rate environment impact the fair value of our debt securities and as a result directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generate unrealized gains and increases in market yields generate unrealized losses, however, we would not expect to realize a majority of those unrealized gains or losses because we have the intent and ability to hold such securities to maturity or recovery of value.
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
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2007	2006	2007	2006

Securities available for sale, at fair value:
Fixed maturities	$22,987	$22,044	$6,968 *	$6,659 *
Perpetual debentures	3,691	3,935	367	473
Equity securities	23	25	-	-

Total available for sale	26,701	26,004	7,335	7,132

Securities held to maturity, at amortized cost:
Fixed maturities	15,579	13,464	20	19
Perpetual debentures	3,948	3,990	-	-

Total held to maturity	19,527	17,454	20	19

Total investment securities	$46,228	$43,458	$7,355	$7,151

*Excludes investment-grade available-for-sale fixed-maturity securities held by the Parent Company of $105 in 2007 and $102 in 2006.

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
Investment Securities by Type of Issuance

	September 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,801	$16,667	$15,092	$16,269
Perpetual debentures	173	159	173	176
Equity securities	13	19	13	22

Total publicly issued	15,987	16,845	15,278	16,467

Privately issued securities:
Fixed maturities	28,914	28,361	25,490	25,905
Perpetual debentures	8,037	7,776	8,158	8,256
Equity securities	3	4	3	3

Total privately issued	36,954	36,141	33,651	34,164

Total investment securities	$52,941	$52,986	$48,929	$50,631

     The fair values of our debt securities as compared to their respective amortized cost declined from December 31, 2006, to September 30, 2007, primarily as a result of the effects of a rising interest rate environment in Japan, wider credit spreads globally, and foreign currency effect.
     Privately issued securities accounted for 69.8% of total debt securities, at amortized cost, as of September 30, 2007, compared with 68.8% at December 31, 2006. Privately issued securities held by Aflac Japan at amortized cost accounted for $34.6 billion, or 65.3%, of total debt securities at September 30, 2007, compared with $31.3 billion, or 64.0%, of total debt securities at December 31, 2006. Reverse-dual currency debt securities accounted for $10.9 billion, or 29.6%, of total privately issued securities as of September 30, 2007, compared with $9.7 billion, or 28.9%, of total privately issued securities at December 31, 2006. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with issuer credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2007	December 31, 2006	September 30, 2006

AAA	21.8%	10.6%	10.1%
AA	40.8	48.9	46.9
A	27.5	35.1	39.5
BBB	9.9	5.4	3.5

Total	100.0%	100.0%	100.0%

     The large percentage of securities purchased in the AAA rated category primarily reflects the purchase of U.S. Treasury Bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007.
     The distributions of debt securities we own, by credit rating, were as follows:
Composition by Credit Rating

	September 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.5%	6.4%	5.8%	5.7%
AA	44.7	45.8	35.0	35.8
A	29.7	29.4	39.4	39.2
BBB	17.2	16.9	17.2	17.2
BB or lower	1.9	1.5	2.6	2.1

Total	100.0%	100.0%	100.0%	100.0%

     The increase in AAA and AA rated holdings compared with December 31, 2006, resulted from purchases and credit rating upgrades by rating agencies; the offset was a corresponding decrease in the A rated holdings. The decline in BB or lower rated securities resulted from the upgrade of KLM Royal Dutch Airlines from below investment grade to investment grade during the second quarter of 2007.
     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain or loss are reflected on the balance sheet.

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
Below-Investment-Grade Securities

	September 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Ahold	$308	$251	$300	$245
Ford Motor Credit	260	229	252	229
KLM Royal Dutch Airlines	*	*	252	229
CSAV	208	142	201	145
Ford Motor Company	122	99	122	100
BAWAG	121	91	118	103
Tennessee Gas Pipeline	*	*	30	35
Patrick Family Housing (Patrick AFB)	2	2	*	*

Total	$1,021	$814	$1,275	$1,086

*Investment grade at respective reporting date
     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of September 30, 2007, represented .7% of total debt securities at amortized cost and were as follows:
Split-Rated Securities

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$277	Baa3	BB+	BB+	Below Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BB+	Below Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of September 30, 2007.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$32,357	$33,304	62.9%	$1,786	$839
Below-investment-grade securities	1,021	814	1.5	2	209
Held-to-maturity securities:
Investment-grade securities	19,547	18,845	35.6	352	1,054

Total	$52,925	$52,963	100%	$2,140	$2,102

     The following table presents an aging of securities in an unrealized loss position as of September 30, 2007.
Aging of Unrealized Losses

					Six Months
	Total	Total	Less Than Six Months		to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$15,268	$839	$6,516	$196	$2,002	$85	$6,750	$558
Below-investment- grade securities	988	209	-	-	-	-	988	209
Held-to-maturity securities:
Investment-grade securities	13,356	1,054	4,182	133	1,727	164	7,447	757

Total	$29,612	$2,102	$10,698	$329	$3,729	$249	$15,185	$1,524

     The following table presents a distribution of unrealized losses by magnitude as of September 30, 2007.
Percentage Decline from Amortized Cost

	Total	Total	Less than 20%		20% to 46%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$15,268	$839	$14,848	$736	$420	$103
Below-investment- grade securities	988	209	310	37	678	172
Held-to-maturity securities:
Investment-grade securities	13,356	1,054	12,658	831	698	223

Total	$29,612	$2,102	$27,816	$1,604	$1,796	$498

     The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2007.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp	BBB	$291	$173	$118
CSAV	BB	208	142	66
Nordea Bank	AA	346	285	61
Ahold	BB	308	251	57
KBC Group	A	234	184	50
Credit Suisse Group	AA	525	478	47
Royal Bank Of Scotland	AA	276	239	37
Erste Bank	A	390	355	35
Unicredito Italiano	A	408	375	33
Ford Motor Credit	B	260	229	31

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in the interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the nine-month periods ended September 30, 2007 and 2006 were immaterial.
     Realized losses on debt securities, as a result of sales and impairment charges, were as follows:
Realized Losses on Debt Securities

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$11	$-	$134	$1
Six months to 12 months	-	-	16	-
Over 12 months	5	1	29	2
Below-investment-grade securities, length of consecutive unrealized loss:
Over 12 months	-	2	-	2

Total	$16	$3	$179	$5

     There were no disposals of below-investment-grade securities which resulted in losses during the first nine months of 2007.
     Cash, cash equivalents, and short-term investments totaled $1.3 billion, or 2.4% of total investments and cash, as of September 30, 2007, compared with $1.2 billion, or 2.3%, at December 31, 2006.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
     Deferred policy acquisition costs totaled $6.5 billion at September 30, 2007, an increase of $456 million, or 7.6%, compared with $6.0 billion at December 31, 2006. The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2007	December 31, 2006

Aflac Japan	$4,168	$3,857
Aflac U.S.	2,313	2,168

     Aflac Japan’s deferred policy acquisition costs increased 8.1% (4.7% increase in yen) for the nine months ended September 30, 2007. The stronger yen at September 30, 2007, increased reported deferred policy acquisition costs by $129 million. Deferred policy acquisition costs of Aflac U.S. increased 6.7% for the nine-month period ended September 30, 2007. The increase in total deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     Policy liabilities totaled $49.3 billion at September 30, 2007, an increase of $3.9 billion, or 8.6%, compared with $45.4 billion at December 31, 2006. The following table presents policy liabilities by segment.

(In millions)	September 30, 2007	December 31, 2006

Aflac Japan	$43,501	$40,072
Aflac U.S.	5,832	5,365

     Aflac Japan’s policy liabilities increased 8.6% (5.2% increase in yen) for the nine months ended September 30, 2007. The stronger yen at September 30, 2007, increased reported policy liabilities by $1.3 billion. Policy liabilities of Aflac U.S. increased 8.7% for the nine-month period ended September 30, 2007. The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.5 billion at September 30, 2007, compared to $1.4 billion at December 31, 2006. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 15.9% as of September 30, 2007, compared with 17.2% as of December 31, 2006. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. In order to mitigate this exposure, we have taken the following courses of action. First, Aflac Japan owns dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At September 30, 2007, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 67.3 billion yen, compared with 105.4 billion yen at December 31, 2006. The decrease in our yen-denominated net asset position resulted from an increasing interest rate environment in Japan and widening credit spreads globally.
     During the third quarter of 2006, we entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the three- and nine-month period ended September 30, 2007.
Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.
CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac paid dividends to the Parent Company in the amount of $810 million in the first nine months of 2007, compared with $601 million for the same period in 2006. During the first nine months of 2007, Aflac paid $60 million to the Parent Company for management fees, compared with $52 million for the same period of 2006. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. In June 2007, the Parent Company issued 30 billion yen of yen-denominated Samurai notes from this SRS. If issued, the remaining 70 billion yen (approximately $606 million using the September 30, 2007, exchange rate) of yen-denominated Samurai notes will not be available to U.S. persons. We also have an SRS on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. As of September 30, 2007, the Parent Company had issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $476 million using the September 30, 2007, period-end exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
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
Consolidated Cash Flows by Activity

(In millions)	2007	2006

Operating activities	$3,342	$3,244
Investing activities	(2,714)	(2,884)
Financing activities	(510)	(283)
Exchange effect on cash and cash equivalents	7	4

Net change in cash and cash equivalents	$125	$81

Operating Activities
     In the first nine months of 2007, consolidated cash flow from operations increased 3.0%, compared with the first nine months of 2006. The increase in cash flows resulted primarily from the timing of Aflac Japan’s tax payments in 2007 and 2006 related to our bond-swap program that started in the last half of 2005 and concluded in the first half of 2006. The following table summarizes operating cash flows by source for the nine-month periods ended September 30.
Cash Provided by Operating Activities

(In millions)	2007	2006

Aflac Japan	$2,550	$2,482
Aflac U.S. and Other Operations	792	762

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.
Cash Used by Investing Activities

(In millions)	2007	2006

Aflac Japan	$2,209	$2,335
Aflac U.S. and Other Operations	505	549

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the nine-month period ended September 30, 2007, compared with approximately 6% a year ago.
Financing Activities
     Consolidated cash used by financing activities was $510 million in the first nine months of 2007, compared with $283 million for the same period of 2006. In June 2007, we received $242 million in connection with the Parent Company’s issuance of yen-denominated Samurai notes, and we paid $242 million in connection with the maturity of the 2002 Samurai notes. In June 2006, the Parent Company paid $355 million in connection with the maturity of the 2001 Samurai notes. In September 2006, the Parent Company received $382 million from its issuance of yen-denominated Uridashi notes. Cash returned to shareholders through treasury stock purchases and dividends was $246 million higher in the first nine months of 2007, compared with the same period in 2006.

     The following table presents a summary of treasury stock activity during the nine-month periods ended September 30.

(In millions of dollars and thousands of shares)	2007	2006

Treasury stock purchases	$479	$327

Shares purchased	9,551	7,133

Stock issued from treasury	$37	$29

Shares issued	2,265	2,061

     Dividends to shareholders in the first nine months of 2007 of $.595 per share increased 52.6% over the same period of 2006. The following table presents the sources of dividends paid to shareholders for the nine-month periods ended September 30.

(In millions)	2007	2006

Dividends paid in cash	$277	$183
Dividends through issuance of treasury shares	15	10

Total dividends to shareholders	$292	$193

Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Aflac Japan policyholders.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first nine months of 2007, Aflac Japan paid $25 million to the Parent Company for management fees, compared with $18 million for the same period in 2006. Expenses allocated to Aflac Japan were $25 million for the nine-month period ended September 30, 2007, compared with $23 million a year ago. During the first nine months of 2007, Aflac Japan remitted profits of $567 million (67.8 billion yen) to Aflac U.S., compared with $442 million (50.0 billion yen) in the first nine months of 2006.
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
Other
     In October 2007, the board of directors declared the fourth quarter cash dividend of $.205 per share. The dividend is payable on December 3, 2007, to shareholders of record at the close of business on November 16, 2007. In February 2006, the board of directors authorized the purchase of an additional

30.0 million shares of our common stock. As of September 30, 2007, approximately 27.6 million shares were available for purchase under our share repurchase authorization.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the third quarter of 2007, we repurchased shares of Aflac stock as follows:
Issuer Purchases of Equity Securities

			(c) Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 31	574,900	$52.97	574,900	29,007,563
August 1 - August 31	1,425,100	53.66	1,425,100	27,582,463
September 1 - September 30	-	-	-	27,582,463

Total	2,000,000	$53.46	2,000,000	27,582,463

The 27,582,463 shares available for purchase relate to a 30,000,000 share repurchase authorization approved by the Board of Directors and announced in February 2006.

Item 6. Exhibits.
(a)  Exhibit Index:

3.0	-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended - incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4	-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007 - incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).
10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.4*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 - incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).
10.5*	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated June 27, 2007 - incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).
10.6*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.7*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.8*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.10*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.11*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.12*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.13*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.14*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.15*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.16*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.17*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.18*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.19*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.20*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.21*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.22*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.23*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.24*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.25*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.26*	-	Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.27*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.28*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.29*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 - incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.30*	-	Aflac Consulting Arrangement with E. Stephen Purdom - incorporated by reference from 2006 Form 10-K, Exhibit 10.28 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 8, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 8, 2007, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	-	Certification of CEO and CFO dated November 8, 2007, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or agreement

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 8, 2007	/s/ Kriss Cloninger III

(Kriss Cloninger III) President, Treasurer and Chief Financial Officer

November 8, 2007	/s/ Ralph A. Rogers, Jr.

(Ralph A. Rogers, Jr.) Senior Vice President, Financial Services; Chief Accounting Officer