Form 10-K
period 2007-12-31
AFLAC INC
filed 2008-02-29
CIK 4977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, was $24,641,178,453.

The number of shares of the registrant’s Common Stock outstanding at February 22, 2008, with $.10 par value, was 474,754,948.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2008, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2007

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

We believe Aflac is the world’s leading underwriter of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells supplemental insurance products, including cancer life plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells supplemental insurance products, including accident/disability plans, cancer expense plans, short-term disability plans, sickness and hospital indemnity plans, hospital intensive care plans, fixed-benefit dental plans, vision care plans, long-term care plans, and life insurance products.

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan accounted for 71% of the Company’s total revenues in 2007, 72% in 2006 and 74% in 2005. The percentage of total assets attributable to Aflac Japan was 82% at both December 31, 2007 and 2006. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements in this report.

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

Insurance Premiums

The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $13.0 billion in 2007, $12.3 billion in 2006, and $12.0 billion in 2005. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2007	2006	2005

Annualized premiums in force, beginning of year	$13,195	$12,415	$12,604
New sales, including conversions	2,532	2,433	2,426
Change in unprocessed new sales	(78)	(56)	(67)
Premiums lapsed and surrendered	(1,715)	(1,589)	(1,483)
Other	30	79	58
Foreign currency translation adjustment	406	(87)	(1,123)

Annualized premiums in force, end of year	$14,370	$13,195	$12,415

Insurance - Japan

We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2007	2006	2005	2007	2006	2005

Annualized premiums in force, beginning of year	$9,094	$8,705	$9,230	1,083	1,028	962
New sales, including conversions	974	1,010	1,167	115	117	129
Change in unprocessed new sales	(78)	(56)	(67)	(9)	(6)	(8)
Premiums lapsed and surrendered	(472)	(463)	(470)	(56)	(54)	(52)
Other	(64)	(15)	(32)	(7)	(2)	(3)
Foreign currency translation adjustment	406	(87)	(1,123)	-	-	-

Annualized premiums in force, end of year	$9,860	$9,094	$8,705	1,126	1,083	1,028

For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan section of MD&A in this report.

Insurance - U.S.

The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2007	2006	2005

Annualized premiums in force, beginning of year	$4,101	$3,711	$3,374
New sales, including conversions	1,558	1,423	1,259
Premiums lapsed	(1,243)	(1,127)	(1,012)
Other	94	94	90

Annualized premiums in force, end of year	$4,510	$4,101	$3,711

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

Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings. We added to our medical product portfolio in February 2007 with EVER Paid Up, a product that allows policyholders to choose to pay higher premium payments on the front end so they will be payment-free at either age 60 or 65. In August 2007, we introduced Gentle EVER, which helps consumers who may have a health condition that would exclude them from purchasing the other EVER products. We believe that there is an attractive market for this type of medical product in Japan. We also believe Gentle EVER will be an effective means for us to extend our reach to new consumers and further segment the medical market. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

The cancer life insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. These plans differ from Aflac U.S. cancer plans in that the Japanese policies may also provide death benefits and cash surrender values. In September 2007, we introduced a new product called Cancer Forte. This is the first major revision we have made to our cancer product since we introduced 21st Century Cancer in 2001. Responding to requests for enhanced outpatient coverage for cancer treatment, Cancer Forte pays outpatient benefits for 60 days, compared with 30 days for our previous plans. It also incorporates two new features. First, if a policyholder is diagnosed with cancer for the first time, we pay that policyholder an annuity from the second year through the fifth year after diagnosis. This is in addition to the traditional upfront first-occurrence benefit. The second new benefit is called “Premier Support,” where Aflac arranges for a third party to provide policyholders with counseling and doctor referral services upon their cancer diagnosis. In 2006, we designed a new cancer product for distribution by

Dai-ichi Life that is customized for their market. In addition, our Rider MAX product provides accident and medical/sickness benefits as a rider to our cancer life policy.

The life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age.

We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan section of MD&A in this report.

Insurance Products - U.S.

We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our policies are portable and pay regardless of other insurance. Benefits are paid in cash directly to policyholders, therefore they have the opportunity to use this cash to cover expenses of their choosing. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing policies on a uniform, nondiscriminatory basis by class of policy in response to adverse experience. Any premium rate increases are subject to state regulatory approval. We have had minimal rate increase activity in the last five years.

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

Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are not covered by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed; a fixed amount for each day an insured is hospitalized for cancer treatment; fixed amounts for radiation, chemotherapy and surgery; and a wellness benefit applicable toward certain diagnostic tests. In August 2007, we introduced our newest cancer product, Maximum DifferenceSM. This new cancer indemnity plan incorporates coverage for medical advances in cancer prevention, diagnosis, treatment and the many new ways cancer patients may now receive their care. Maximum Difference allows customization of coverage to fit varying needs and budgets.

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

Aflac U.S. offers a specified health event policy that gives consumers three benefit and premium levels from which they may select. One of the levels combines the specified health event policy with our intensive care plan. By leveraging administrative efficiencies, consumers can purchase the combined coverage for less than purchasing the policies separately.

Aflac U.S. offers term and whole life policies sold through payroll deduction at the worksite and various term and whole life policies on a direct basis. In early 2006, we introduced a revised life insurance portfolio called the Life Protector Series. This product line offers term policies with varying duration options and a new whole life policy with additional benefits, including an increased face value option. These revisions greatly enhanced the product category and contributed to its success in the marketplace.

We also offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including checkups and cleanings. Plan features include a renewal guarantee, no deductible and no network restrictions.

Aflac U.S. offers Vision NowSM, which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits.

We also offer other health insurance products including tax qualified and non-qualified long-term care plans. For additional information on Aflac’s U.S. products and composition of sales, see the Aflac U.S. section of MD&A in this report.

Distribution - Japan

We sell our products primarily through two distribution channels: independent corporate/individual agencies and affiliated corporate agencies.

The independent corporate agencies and individual agencies that sell our products give us better access to workers at the vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 56% of total new annualized premium sales in 2007, 58% in 2006 and 57% in 2005. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 89% of the companies listed on the Tokyo Stock Exchange. Affiliated corporate agencies contributed 36% of total new annualized premium sales in 2007, compared with 33% in 2006 and 35% in 2005. During 2007, we recruited approximately 3,200 new sales agencies. As of December 31, 2007, Aflac Japan was represented by more than 18,400 sales agencies with more than 100,800 licensed sales associates. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and strong brand image.

To improve the overall effectiveness of our sales force, we continued to employ New Associates Basic Training, which we launched in November 2006. This six-month training curriculum combines classroom and field training to improve agents’ face-to-face consultation skills, with particular emphasis on the direct market and small- to medium-sized companies. Our training is also continuing to steer affiliated agencies to replace passive, or “pull” sales tactics, like direct mailings and newspaper ads, with active, or “push” techniques that involve more follow-up calls and face-to-face sales consultations. By the end of 2007, we had trained approximately 3,300 newly recruited sales associates through this new training program.

Aflac Service Shops encourage face-to-face sales techniques through convenient locations and knowledgeable sales associates. By the end of 2007, we had 604 Aflac Service Shops throughout Japan. To continue to enhance the level of service we offer, we began an “e-learning” system that is combined with a series of internal seminars aimed at providing a one-year training program to service shops. In addition to individual agencies and independent corporate agencies, affiliated corporate agencies have also seen the benefits and opened service shops.

We continued to reach consumers through our strategic marketing alliance with Dai-ichi Mutual Life Insurance Company (Dai-ichi Life). We believe our alliance has been one of the most successful partnerships in the insurance industry. In 2007, Dai-ichi Life sold approximately 244,000 of our market-leading cancer life policies, compared with 269,700 policies in 2006 and 277,700 policies in 2005, enabling Dai-ichi Life to retain its distinction as the number two seller of cancer insurance behind only Aflac.

We also spent 2007 preparing for new distribution opportunities, including sales through banks. Although we have sold our products to employees of banks since our entry into Japan in 1974, December 2007 marked the first time it was permissible for banks to sell third sector insurance products to their customers. We have been preparing for this new sales channel since 2004 and we believe we are well-positioned in the banking sector. By the end of January 2008, we had agreements with 41 banks to market Aflac’s products through more than 3,300 branches nationwide.

Another distribution opportunity for Aflac was announced in November 2007 when Japan Post Network Co. selected Aflac Japan as the provider of cancer insurance to be sold through Japan’s vast post office network. Japan Post Network Co. operates the 24,000 post offices located throughout Japan, providing a significant opportunity for us to reach new consumers.

For additional information on Aflac Japan’s distribution, see the Aflac Japan section of MD&A in this report.

Distribution - U.S.

Our U.S. sales force comprises sales associates who are independent contractors licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Sales associates are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district, regional and state sales coordinators may also receive override commissions and incentive bonuses. Most associates’ efforts are principally focused on selling supplemental insurance at the worksite. Administrative personnel in Georgia, New York, and Nebraska handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims.

We concentrate on marketing our products at the worksite. This method offers policies to individuals through employment, trade and other associations. This manner of marketing is distinct from the group insurance sales approach in that our policies are individually underwritten and premiums are generally paid by the employee. Additionally, Aflac policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. Worksite marketing enables a sales associate to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

During the past several years, we have enhanced and increased the size of our distribution system. We recruited more than 24,200 new sales associates in 2007, which resulted in a 4.2% increase in licensed agents at the end of the year, compared with 2006. However, increasing our sales force means more than just recruiting people. Over the last two years, we have shifted our focus to growing the number of average weekly producers, which measures high-quality, consistent, capable producers who make solid, consistent contributions to sales. On a weekly basis, the average number of U.S. associates actively producing business rose 6.0% to more than 10,900 in 2007.

For new sales associates, we continued to implement the New Associate Training Cycle, which combines classroom instruction and online learning through Aflac University® with field training. The New Associate Training Cycle also includes LEASE training (Larger Earnings by Acquiring Smaller Employers), which helps new sales associates jumpstart their sales careers with an easily transferable guide for approaching smaller businesses.

In addition to training sales associates, we extended our training of both new and veteran sales force management. Sales associates who exhibit leadership potential are invited to participate in our national Coordinator in Training (CIT) program. The CIT program concentrates on developing potential leaders’ skills so they have a better chance to succeed as a district sales coordinator, the first level of Aflac’s sales force management. For district and regional sales coordinators, we refined and expanded the use of coordinator accreditation programs. We also began developing an accreditation curriculum that will be rolled out in 2008 for state sales coordinators, our highest level of sales management. Like the accreditation for regional sales coordinators, this new program will emphasize the management of managers. We believe our efforts to increase the size and capability of our field force will translate into a higher proportion of successful producing sales associates in the future.

For additional information on Aflac’s U.S. distribution, see the Aflac U.S. section of MD&A in this report.

Competition - Japan

In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer life insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers.

Aflac has had substantial success selling cancer life policies in Japan, with 14 million cancer life policies in force as of December 31, 2007. We believe we will remain a leading provider of cancer life insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution - Japan above) and product expertise.

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

Competition - U.S.

Approximately 1,000 life insurance companies are licensed in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe our policies and premium rates, as well as the commissions paid to our sales associates, are competitive with those offered by other companies providing similar types of insurance. However, we believe our U.S. business is distinct from our competitors because of our product focus, distribution system, and brand awareness. For many of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our primary business. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and consumer understanding of our brand message.

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

Investments and Investment Results

Net investment income was $2.3 billion in 2007, $2.2 billion in 2006 and $2.1 billion in 2005. Growth of net investment income during the last three years has been impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years. Although the Bank of Japan ended its zero-interest-rate policy in 2006, market yields on long-duration fixed maturity securities which we primarily purchase in Japan did not increase measurably during the year.

Investments - Japan

The following table presents the composition of total investments, at amortized cost, and cash for Aflac Japan ($47.8 billion in 2007 and $42.5 billion in 2006) as of December 31.

Composition of Securities by Sector

	2007	2006

Debt securities, at amortized cost:
Banks/financial institutions	44.7%	44.6%
Government and guaranteed	18.3	19.8
Municipalities	.1	.1
Public utilities	8.4	8.0
Collateralized debt obligations	.9	.3
Sovereign and supranational	8.3	8.8
Mortgage- and asset-backed securities	1.1	.8
Other corporate	17.4	16.7

Total debt securities	99.2	99.1
Equity securities and other	.1	.1
Cash and cash equivalents	.7	.8

Total investments and cash	100.0%	100.0%

Yen-denominated debt securities accounted for 93% of Aflac Japan’s total debt securities at both December 31, 2007 and 2006.

Funds available for investment include cash flows from operations, which include investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments totaling approximately 699.1 billion yen in 2007 (approximately $6.0 billion), 687.9 billion yen in 2006 (approximately $5.9 billion), and 873.4 billion yen in 2005 (approximately $7.8 billion). Equity security purchases were immaterial during the three-year period ended December 31, 2007. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2007	2006	2005

Debt security purchases, at cost:
Banks/financial institutions	35.3%	36.3%	46.8%
Government and guaranteed	24.4	23.6	43.9
Municipalities	-	.1	-
Public utilities	8.6	9.2	2.3
Collateralized debt obligations	4.6	2.5	-
Sovereign and supranational	3.0	8.9	.2
Mortgage- and asset-backed securities	2.2	3.5	.4
Other corporate	21.9	15.9	6.4

Total	100.0%	100.0%	100.0%

The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2007	2006	2005

AAA	18.0%	9.7%	1.7%
AA	48.5	53.7	50.1
A	29.6	33.4	43.6
BBB	3.9	3.2	4.6

Total	100.0%	100.0%	100.0%

The distributions of debt securities owned by Aflac Japan by credit rating were as follows:

Composition by Credit Rating

	December 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.3%	5.3%	4.8%	4.8%
AA	48.2	49.5	37.9	39.0
A	28.7	28.2	38.0	37.6
BBB	15.9	15.5	16.6	16.4
BB or lower	1.9	1.5	2.7	2.2

Total	100.0%	100.0%	100.0%	100.0%

The increase in Aflac Japan’s holding of AAA and AA rated holdings compared with December 31, 2006, resulted from purchases and credit rating upgrades by rating agencies; the offset was a corresponding decrease in the A rated holdings. The decline in BB or lower rated securities resulted from credit rating upgrades.

Investments - U.S.

The following table presents the composition of total investments, at amortized cost, and cash for Aflac U.S. ($7.2 billion in 2007 and $7.1 billion in 2006) as of December 31.

Composition of Securities by Sector

	2007	2006

Debt securities, at amortized cost:
Banks/financial institutions	39.6%	44.0%
Government and guaranteed	3.9	4.8
Municipalities	1.1	.8
Public utilities	9.2	9.4
Collateralized debt obligations	.9	.2
Sovereign and supranational	3.7	3.3
Mortgage- and asset-backed securities	3.9	3.2
Other corporate	35.4	29.6

Total debt securities	97.7	95.3
Cash and cash equivalents	2.3	4.7

Total investments and cash	100.0%	100.0%

Funds available for investment include cash flows from operations, which include investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments totaling approximately $1.0 billion in 2007, and $1.2 billion in both 2006 and 2005. The following table presents the composition of debt security purchases for the years ended December 31.

Composition of Purchases by Sector

	2007	2006	2005

Debt security purchases, at cost:
Banks/financial institutions	18.8%	54.9%	36.0%
Government and guaranteed	1.0	6.5	14.1
Municipalities	2.5	2.5	.1
Public utilities	3.1	4.6	3.9
Collateralized debt obligations	5.0	.8	-
Sovereign and supranational	2.9	-	2.4
Mortgage- and asset-backed securities	12.8	5.4	9.9
Other corporate	53.9	25.3	33.6

Total	100.0%	100.0%	100.0%

The change in the allocation of purchases by sector from year to year is based on diversification objectives, relative value and availability of investment opportunities.

The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2007	2006	2005

AAA	20.5%	15.1%	33.8%
AA	18.7	26.1	17.4
A	33.2	42.9	37.4
BBB	27.6	15.9	11.4

Total	100.0%	100.0%	100.0%

The increase in purchases of BBB rated securities in 2007 was due to widening credit spreads during the year. As a result, in 2007 we purchased selected BBB rated securities that offered greater relative investment value.

The distributions of debt securities owned by Aflac U.S. by credit rating were as follows:

Composition by Credit Rating

	December 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	13.0%	12.4%	11.8%	10.9%
AA	17.6	17.7	17.0	17.0
A	44.3	44.6	47.5	48.2
BBB	23.5	23.9	21.6	22.0
BB or lower	1.6	1.4	2.1	1.9

Total	100.0%	100.0%	100.0%	100.0%

For additional information on the composition of our investment portfolios and investment results, see the Investments and Cash section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan’s Financial Services Agency (FSA). Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held-to-maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis. Reconciliations of the net assets of the Japan branch on a U.S. GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions)	2007	2006

Aflac Japan net assets on GAAP basis	$6,044	$5,740
Elimination of deferred policy acquisition costs	(4,269)	(3,857)
Adjustment to income tax liabilities	1,993	1,746
Adjustment to policy liabilities	(839)	(239)
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	(184)	(532)
Elimination of policyholder protection corporation liability	151	175
Reduction in premiums receivable	(93)	(91)
Other, net	(349)	(331)

Aflac Japan net assets on Japanese regulatory accounting basis	$2,454	$2,611

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

At the end of 2006, Aflac Japan, along with the entire life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. In April 2007, Aflac Japan reported the findings of its review to the FSA. In October 2007, the insurance industry updated its data for underpaid claims. The updated data for the industry included an increase in the number of cases and yen amount of underpayment compared to the data that was first reported in April, primarily a result of a type of underpayment where companies did not notify policyholders of their potential eligibility for additional benefit payments which the policyholders did not claim in their original filings. Our initial estimate for that type of underpayment was fairly accurate and the number of cases was very small. In the fourth quarter we reported 26,700 cases of delayed interest payments on cash surrender values, which on average was 75 yen per case (approximately $.66 per case using the December 31, 2007, period-end exchange rate). In total for the five-year period, we reported 1.9 billion yen (approximately $16.8 million using the December 31, 2007, exchange rate) of underpaid claims in April, and we revised the amount to 2.1 billion yen (approximately $18.4 million using the December 31, 2007 exchange rate) in October. We are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. The financial impact of paying the claims that were in error was immaterial to our operations and has been provided for in our 2007 and 2006 financial statements as applicable.

The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Corporation section of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

In October 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. The four entities are Japan Post Service Co., Ltd.; Japan Post Network Co., Ltd.; Japan Post Bank Co., Ltd.; and Japan Post Insurance Co., Ltd. The entire privatization process is scheduled to be completed by October 2017. In addition to the normal FSA approval process, the law requires that new product offerings by the Japan Post financial entities must undergo a special review by Japan’s Postal Privatization Committee and approval by Japan’s Prime Minister and the Minister for Internal Affairs and Communications. In November 2007, Japan Post Network Co. selected Aflac Japan as its provider of cancer insurance and coordinator of administrative support for third sector products. Japan Post Network Co. operates the 24,000 post offices located throughout Japan. Japan Post has not yet established a specific time frame for sales to commence. Being selected as the administrative support coordinator for third sector products means that Aflac will work with Japan Post Network Co. on creating new infrastructure for not only Aflac’s product(s), but all third sector products, including such functions as administrative workflow, IT systems, and logistics for delivering sales materials. The infrastructure will deal with a wide range of issues such as acceptance of policy application and maintenance forms, payment of premiums, and providing Japan Post Network Co. with data on performance of every post office and employee, including new policies sold and policies in force.

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

Additionally, the National Association of Insurance Commissioners (NAIC) continually reviews regulatory matters and recommends changes and revisions for adoption by state legislators and insurance departments.

The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer’s operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position.

For further information concerning Aflac U.S. operations, regulation and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.

Employees

As of December 31, 2007, Aflac Japan had 3,704 employees and Aflac U.S. had 4,344 employees. We consider our employee relations to be excellent.

Other Operations

Our other operations include the Parent Company and a printing subsidiary. These operations had 310 employees as of December 31, 2007. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A.

ITEM 1A. RISK FACTORS.

Risk Factors

We face a wide range of risks, and our continued success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, there could be a material impact on the Company.

We operate in an industry that is subject to ongoing changes.

We operate in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require us to anticipate market trends and make changes to differentiate our products and services from those of our competitors. We also face the potential of competition from existing or new companies that have not historically been in the supplemental health insurance industry. Failure to anticipate market trends and/or to differentiate our products and services can affect our ability to retain or grow profitable lines of business.

Our concentration of business in Japan poses risks to our operations.

Our operations in Japan accounted for 71%, 72%, and 74% of our total revenues for 2007, 2006, and 2005, respectively, and 82% of our total assets at both December 31, 2007 and 2006. As a result, weakness in Japan’s economy could adversely affect our business. The weak economy in Japan that emerged in the early 1990s resulted in a challenging marketing environment for Aflac Japan, with declining available investment yields for new investments and decreased consumer confidence. Although the Japanese economy has been growing in recent years, the ability to sustain such expansion remains uncertain.

Japanese currency translation risk could materially impact reported operating results.

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

We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2007, the average duration of Aflac Japan’s policy liabilities was approximately 14 years and the average duration of its yen-denominated debt securities was approximately 13 years. When our debt securities mature, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. If this occurs, Aflac Japan’s business would be adversely affected.

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

Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear strategic information technology projects are currently in process.

Our business depends in large part on our technology systems for interacting with employers, policyholders and sales associates, and our business strategy involves providing customers with easy-to-use products to meet their needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). While we are in a continual state of upgrading and enhancing Aflac business systems, changes are always challenging in a complex integrated environment. Aflac uses proven techniques, controls and standards to minimize the risk associated with a changing technical environment. We are currently developing new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and customer demands. Our success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner.

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles in both the United States and Japan, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer’s control. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. A multilevel downgrade in any of these ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness, and the marketability of our products impacting our liquidity, operating results and financial condition.

We face risks related to litigation.

We are a defendant in various lawsuits considered to be in the normal course of business. Members of our senior legal and financial management teams review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation could adversely affect us because of the costs of defending these cases, costs of settlement or judgments against us or because of changes in our operations that could result from litigation.

Managing key executive succession is critical to our success.

We would be adversely affected if we fail to adequately plan for succession of our senior management and other key executives. While we have succession plans and employment arrangements with certain key executives, these do not guarantee that the services of these executives will be available to us.

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles
•	any event that could damage our reputation
•	failure of our processes to prevent and detect unethical conduct of employees
•	a significant failure of internal controls over financial reporting
•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements
•	failure of corporate governance policies and procedures

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support functions for our U.S. operations. Aflac also leases administrative office space in Georgia, New York, and Nebraska. In 2005, we announced a multiyear building project for additional office space in Columbus, Georgia. The initial phase was completed in 2007 and provides additional space for administrative support functions. The next phase of the expansion, to be completed in 2009, will house our Information Technology group.

In Tokyo, Japan, Aflac has two primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, Information Technology departments, and training facility. It also includes a leased property, which houses our policy administration and customer service departments. The second campus comprises leased space, which serves as our Japan branch headquarters and houses administrative support functions for the Japan branch. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.

ITEM 3.	LEGAL PROCEEDINGS.

We are a defendant in various lawsuits considered to be in the normal course of business. Members of our senior legal and financial management teams review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2007.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION*	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac until January 2007	56

Paul S. Amos II	President, Aflac, since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, from January 2005 until January 2007; State Sales Coordinator- Georgia North until December 2004	32

Yuji Arai	Senior Vice President and Principal Financial Officer, Aflac Japan, since January 2005; Vice President, Financial Division, Aflac Japan, from January 2002 until January 2005; Vice President, Investments and Investment Analysis, Aflac Japan, until January 2005	45

Susan R. Blanck	Senior Vice President, Corporate Actuary, Aflac, since January 2006; Senior Vice President, Deputy Corporate Actuary, Aflac, from March 2004 until January 2006; Vice President, Associate Actuary, Aflac, until March 2004	41

Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	60

Rebecca C. Davis	Executive Vice President, Chief Administrative Officer, Aflac, since October 2004; Senior Vice President, Chief Administrative Officer, Aflac, until October 2004	57

Martin A. Durant III	Senior Vice President, Corporate Finance, Aflac Incorporated, since July 2006; Senior Vice President, Treasurer and Chief Financial Officer, Carmike Cinemas, Inc., until March 2006	59

Jun Isonaka	Senior Vice President, Sales, Aflac Japan, since December 2006; Vice President, Contact Center, Aflac Japan, from January 2006 to January 2007; Vice President, Territory Director, Northeast Territory, Aflac Japan, from January 2005 to January 2006; Vice President, Customer Service Division, Information Division and Operation Division, Aflac Japan, until January 2005	50

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac Incorporated	49

W. Jeremy Jeffery	Senior Vice President, Chief Investment Officer, Aflac, since January 2007; Senior Vice President, Deputy Chief Investment Officer, Aflac, from October 2005 until January 2007; Executive Director, Morgan Stanley, until October 2005	57

NAME	PRINCIPAL OCCUPATION*	AGE
Akitoshi Kan	Chairman, Aflac Japan, since July 2007; President, Aflac Japan, from April 2005 until July 2007; Chairman, Aflac International, Inc., since January 2005; Chief Operating Officer, Aflac Japan, from January 2005 until July 2007; Executive Vice President, U.S. Internal Operations, Aflac, until January 2005	59

Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac, since January 2005; Vice President, West Territory Director, Aflac, from October 2004 until January 2005; State Sales Coordinator- Missouri, Aflac, until October 2004	63

Charles D. Lake II	Vice Chairman, Aflac Japan, since April 2005; President, Aflac Japan, from January 2003 until April 2005	46

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	54

Hidefumi Matsui	Chairman, Aflac Japan, until July 2007	63

Takaaki Matsumoto	First Senior Vice President, Director of Marketing and Sales, Aflac Japan, since January 2007; Senior Vice President, Director of Marketing, Aflac Japan, from February 2006 to January 2007; Vice President, Aflac Japan, from January 2005 to February 2006; General Manager, East Japan Claims Department, Aflac Japan, until January 2005	59

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated and Aflac; Chief Accounting Officer, Aflac Incorporated and Aflac; Treasurer, Aflac	59

Audrey Tillman	Executive Vice President, Director of Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Director of Corporate Services, Aflac Incorporated, from October 2006 until January 2008; Senior Vice President, Director of Human Resources, Aflac Incorporated, until October 2006	43

Tohru Tonoike	President and Chief Operating Officer, Aflac Japan, since July 2007; Deputy President, Aflac Japan, from February 2007 until July 2007; President and Representative Director, The Dai-ichi Kangyo Asset Management Co., Ltd., from April 2005 until February 2007; Advisor, Dai- ichi Kangyo Asset Management Co., Ltd., from April 2005 until May 2005; Managing Executive Officer, Mizuho Corporate Bank Ltd., from April 2004 until April 2005; Executive Officer, Mizuho Corporate Bank Ltd., from April 2002 until April 2004	57

NAME	PRINCIPAL OCCUPATION*	AGE
Teresa White	Senior Vice President and Deputy Chief Administrative Officer, Aflac Incorporated, since March 2007; Senior Vice President, Sales Support and Administration, Aflac, from October 2004 until March 2007; Vice President, Client Services, Aflac, until October 2004	41

Hiroshi Yamauchi	First Senior Vice President and Chief Administrative Officer, Aflac Japan, since January 2005; First Senior Vice President, Director of Operations, Aflac Japan, from January 2004 until January 2005; First Senior Vice President, Director of Operations and Customer Service Division, Aflac Japan, from January 2003 until January 2004	56

*	Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the principal exchange market for the two years ended December 31, were as follows:

Quarterly Common Stock Prices

2007	High	Low

4th Quarter	$63.91	$55.77
3rd Quarter	57.44	50.19
2nd Quarter	54.00	47.00
1st Quarter	49.37	45.18

2006	High	Low

4th Quarter	$46.20	$42.50
3rd Quarter	46.85	41.63
2nd Quarter	49.29	44.40
1st Quarter	49.40	44.72

Holders

As of February 22, 2008, there were approximately 80,697 holders of record of the Company’s common stock.

Dividends Paid

	2007	2006

4th Quarter	$.205	$.16
3rd Quarter	.205	.13
2nd Quarter	.205	.13
1st Quarter	.185	.13

In January 2008, the board of directors declared the first quarter 2008 cash dividend of $.24 per share. The dividend is payable on March 3, 2008, to shareholders of record at the close of business on February 20, 2008. We expect comparable dividends to continue to be paid in future periods. For information concerning dividend restrictions, see the Capital Resources and Liquidity section of the MD&A and Note 11 of the Notes to the Consolidated Financial Statements presented in this report.

Stock Performance Graph

The following graph compares the five-year performance of the Company’s common stock to the Standard & Poor’s 500 Index (S&P 500) and the Standard & Poor’s Life and Health Insurance Index (S&P Life and Health). The Standard & Poor’s Life and Health Insurance Index includes: Aflac Incorporated, Lincoln National Corporation, MetLife Inc., Principal Financial Group Inc., Prudential Financial Inc., Torchmark Corporation and Unum Group.

Performance Graph Index
December 31,
	2002	2003	2004	2005	2006	2007
Aflac Incorporated	100.00	121.22	134.79	158.69	159.16	220.02
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Life & Health Insurance	100.00	127.09	155.24	190.18	221.59	245.97

Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, we repurchased shares of Aflac stock as follows:

			(c) Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 - October 31	308,033	$62.07	308,033	27,274,430
November 1 - November 30	1,703,510	60.57	1,703,510	25,570,920
December 1 - December 31	-	-	-	25,570,920

Total	2,011,543	$60.80	2,011,543	25,570,920

The 25,570,920 shares available for purchase relate to a 30,000,000 share repurchase authorization by the Board of Directors and announced in February 2006. In January 2008, the Board authorized the purchase of an additional 30,000,000 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2007	2006	2005		2004		2003

Revenues:
Premiums, principally supplemental health insurance	$12,973	$12,314	$11,990		$11,302		$9,921
Net investment income	2,333	2,171	2,071		1,957		1,787
Realized investment gains (losses)	28	79	262		(12)		(301)
Other income	59	52	40		34		40

Total revenues	15,393	14,616	14,363		13,281		11,447

Benefits and expenses:
Benefits and claims	9,285	9,016	8,890		8,482		7,529
Expenses	3,609	3,336	3,247		3,026		2,720

Total benefits and expenses	12,894	12,352	12,137		11,508		10,249

Pretax earnings	2,499	2,264	2,226		1,773		1,198
Income taxes	865	781	743		507		430

Net earnings	$1,634	$1,483	$1,483	(1)	$1,266	(2)	$768

Share and Per-Share Amounts

Net earnings (basic)	$3.35	$2.99	$2.96	(1)	$2.49	(2)	$1.50
Net earnings (diluted)	3.31	2.95	2.92	(1)	2.45	(2)	1.47
Cash dividends paid	.80	.55	.44		.38		.30
Cash dividends declared	.615	.735	.44		.38		.30
Weighted-average common shares used for basic EPS (In thousands)	487,869	495,614	500,939		507,333		513,220
Weighted-average common shares used for diluted EPS (In thousands)	493,971	501,827	507,704		516,421		522,138

Supplemental Data

Yen/dollar exchange rate at year-end (yen)	114.15	119.11	118.07		104.21		107.13
Weighted-average yen/dollar exchange rate (yen)	117.93	116.31	109.88		108.26		115.95

(1)	Includes a benefit of $34 ($.07 per basic and diluted share) for the release of a valuation allowance for deferred tax assets in 2005

(2)	Includes a benefit of $128 ($.25 per basic and diluted share) for the release of the valuation allowance for deferred tax assets and a benefit of $3 ($.01 per basic and diluted share) for the Japanese pension obligation transfer in 2004

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2007	2006	2005	2004	2003

Assets:
Investments and cash	$57,056	$51,972	$48,989	$51,955	$44,050
Other	8,749	7,833	7,372	7,371	6,914

Total assets	$65,805	$59,805	$56,361	$59,326	$50,964

Liabilities and shareholders’ equity:
Policy liabilities	$50,676	$45,440	$42,329	$43,556	$39,240
Notes payable	1,465	1,426	1,395	1,429	1,409
Income taxes	2,531	2,462	2,577	2,445	2,187
Other liabilities	2,338	2,136	2,133	4,320	1,480
Shareholders’ equity	8,795	8,341	7,927	7,576	6,648

Total liabilities and shareholders’ equity	$65,805	$59,805	$56,361	$59,326	$50,964

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as “expect,” “anticipate,” “believe,” “goal,” “objective,” “may,” “should,” “estimate,” “intends,” “projects,” “will,” “assumes,” “potential,” “target” or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	legislative and regulatory developments, including changes to health care and health insurance delivery
•	assessments for insurance company insolvencies
•	competitive conditions in the United States and Japan
•	new product development and customer response to new products and new marketing initiatives
•	ability to attract and retain qualified sales associates and employees
•	ability to repatriate profits from Japan
•	changes in U.S. and/or Japanese tax laws or accounting requirements
•	credit and other risks associated with Aflac’s investment activities
•	significant changes in investment yield rates
•	fluctuations in foreign currency exchange rates
•	deviations in actual experience from pricing and reserving assumptions including, but not limited to, morbidity, mortality, persistency, expenses and investment yields
•	level and outcome of litigation
•	downgrades in the Company’s credit rating
•	changes in rating agency policies or practices
•	subsidiary’s ability to pay dividends to the Parent Company
•	ineffectiveness of hedging strategies
•	catastrophic events
•	general economic conditions in the United States and Japan, including increased uncertainty in the U.S. and international financial markets

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2007. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 84% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

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

Deferred Policy Acquisition Costs and Policy Liabilities

Aflac’s products are generally long-duration fixed-benefit indemnity contracts. As such, those products are accounted for under the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We make estimates of certain factors that affect the profitability of our business to match expected policy benefits and deferrable acquisition costs with expected policy premiums. These assumptions include persistency, morbidity, mortality, investment yields and expenses. If actual results match the assumptions used in establishing policy liabilities and the deferral and amortization of acquisition costs, profits will emerge as a level percentage of earned premiums. However, because actual results will vary from the assumptions, profits as a percentage of earned premiums will vary from year to year.

We measure the adequacy of our policy reserves and recoverability of deferred policy acquisition costs (DAC) annually by performing gross premium valuations on our business. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

Under the requirements of SFAS No. 60, certain costs of acquiring new business are deferred and amortized over the policy’s premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. As presented in the following table, the ratio of unamortized DAC to annualized premiums in force has been relatively stable for Aflac U.S. over the last three years. The ratio of unamortized DAC to annualized premiums in force has shown a slight upward trend for Aflac Japan for the last three years. This trend is a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this has resulted in a higher unamortized DAC balance, the overall cost to the company has been reduced.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.

(In millions)	2007	2006	2005	2007	2006	2005

Deferred policy acquisition costs	$4,269	$3,857	$3,624	$2,385	$2,168	$1,966
Annualized premiums in force	9,860	9,094	8,705	4,510	4,101	3,711
Deferred policy acquisition costs as a percentage of annualized premiums in force	43.3%	42.4%	41.6%	52.9%	52.9%	53.0%

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2007	2006

U.S. segment:
Future policy benefits	$4,958	$4,391
Unpaid policy claims	856	816
Other policy liabilities	165	158

Total U.S. policy liabilities	$5,979	$5,365

Japan segment:
Future policy benefits	$40,715	$36,447
Unpaid policy claims	1,599	1,574
Other policy liabilities	2,380	2,051

Total Japan policy liabilities	$44,694	$40,072

Consolidated:
Future policy benefits	$45,675	$40,841
Unpaid policy claims	2,455	2,390
Other policy liabilities	2,546	2,209

Total consolidated policy liabilities	$50,676	$45,440

Our policy liabilities, which are determined in accordance with SFAS No. 60 and Actuarial Standards of Practice, include two primary components: future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities as of December 31, 2007, respectively.

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

Unpaid policy claims include those claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to us. We compute unpaid policy claims on a non-discounted basis using statistical analyses of historical claims payments, adjusted for current trends and changed conditions. We update the assumptions underlying the estimate of unpaid policy claims regularly and incorporate our historical experience as well as other data that provides information regarding our outstanding liability.

Our insurance products provide fixed-benefit amounts per occurrence that are not subject to medical-cost inflation. Furthermore, our business is widely dispersed in both the United States and Japan. This geographic dispersion and the nature of our benefit structure mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Claims incurred under Aflac’s policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. Our claims experience is primarily related to the demographics of our policyholders.

As a part of our established financial reporting and accounting practices and controls, we perform actuarial reviews of our policyholder liabilities on an ongoing basis and reflect the results of those reviews in our results of operations and financial condition as required by GAAP.

Our fourth quarter 2007 review indicated that we needed to strengthen the liability for two closed blocks of business, primarily due to better-than-expected persistency. In Japan, we strengthened our future policy benefits liability by $18 million for a closed block of dementia policies. In the United States, we strengthened our future policy benefits liability by $8 million for a closed block of small-face-amount life insurance coverage.

Our 2006 analysis of recent cancer claims experience indicated that the overall duration of cancer outpatient treatments had lengthened. Because our reserving methods are designed to fully accrue each cancer outpatient treatment as of the date of initial treatment, we increased our estimate of the Aflac U.S. unpaid policy claims liability by $28 million in December 2006. This change in estimate was reflected in 2006 earnings. If we had been using the new claims factors to produce our claim liability estimates at the end of 2005, the increase for 2006 would have been $9 million.

In 2006, our review also indicated that our policyholder liabilities were fairly stated in the aggregate; however, the components of policyholder liabilities (the unpaid policy claims liability and the future policy benefits liability) needed to be refined. As a result of our review, we took the actions described below.

During the fourth quarter of 2006, we transferred $170 million of the Aflac U.S. unpaid policy claims liability to the future policy benefits liability for our accident/disability, short-term disability, dental and specified health event lines of business.

For the accident/disability line of business, a very small portion of the benefits in one of our policy forms required a future policy benefits liability to be accumulated. This amount was insignificant to our financial position in any year. However, to provide for this obligation, we approximated this liability amount as part of the unpaid policy claims liability. We determined that it was appropriate to modify our calculation method to determine the future policy benefits liability for that benefit separately from our unpaid policy claims liability and to move this liability of $25 million into the future policy benefits liability.

For one of our short-term disability policy forms, we determined that a selection factor assumption that should have applied to the future claim costs was not reflected in the calculation of the future policy benefits liability. We began using the calculation including the selection factor in the fourth quarter of 2006. We use a total liability approach to determine the unpaid policy claims liability for that line of business. For this reason, the underestimated amount of the future policy benefits liability, approximately $50 million, was accounted for in prior periods in the unpaid policy claims liability. As a result, we transferred $50 million from the unpaid policy claims liability into the future policy benefits liability for that line of business.

For our dental and specified health event product lines, both of which are recently introduced product lines with limited actual claims experience, we refined the reserving methodology. For this reason, we had determined our policy liabilities for these two product lines using a total liability approach. This approach utilized expectations of claims costs and impact of underwriting based largely on the product pricing assumptions. As we developed experience on the dental and specified health event product lines, we modified our assumptions as to the impact of underwriting selection. Our experience has shown that the underwriting selection impact is greater than we had anticipated in our original pricing. In addition, for our dental plan, we also modified our assumption of the impact of various benefit waiting periods for that plan to reflect the larger-than-anticipated impact of the waiting periods. Both of these changes in assumptions resulted in 2006 claims being lower than anticipated in the original pricing assumptions for these two products. Thus, our unpaid claims liability was lower than we originally estimated. However, our analysis also showed that the future claim cost curve would be steeper than we originally anticipated. Thus, we expected more future claims than we previously estimated and increased our liability for future policy benefits accordingly. For this reason, in the fourth quarter of 2006, we modified our methodology to use a combination of claim cost expectations and claim completion factors to calculate the unpaid policy claims liability for these two product lines. As a result, the modification in methodology resulted in a transfer from the unpaid policy claims liability of approximately $95 million to the future policy benefits liability.

Also during the fourth quarter of 2006, we transferred $85 million from Aflac Japan’s unpaid policy claims liability to its future policy benefits liability. This transfer primarily related to a continued decline in current period claims caused by changes to health care delivery in Japan and had no effect on net earnings. Our 2006 claims review indicated that we have experienced a continued decline in the average number of in-hospital days associated with cancer treatment periods in Japan. We believe the average number of days per hospital visit declined primarily due to changes in financial incentives provided to hospitals by the government-sponsored health care system in Japan to shorten the average hospital stay. However, our claims statistics also indicated that the declines in the average number of days per hospitalization have generally been offset by an increase in the frequency of future hospitalizations associated with the treatment of cancer. As a result, we reflected the increased number of future hospitalizations per claimant in our future policy benefit liability. More hospitalizations per claimant will result in a larger amount of expected future claims and an increase in our liability for future policy benefits. Meanwhile, we are paying less for current period claims, and therefore have a smaller unpaid claims liability.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2007, to changes in severity and frequency of claims. For the years 2005 through 2007, and before the effect of the fourth quarter 2006 adjustments noted above, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity

	Decrease	Decrease		Increase	Increase
Total Frequency	by 2%	by 1%	Unchanged	by 1%	by 2%

Increase by 2%	$-	$16	$32	$49	$66
Increase by 1%	(16)	-	16	33	49
Unchanged	(32)	(16)	-	16	32
Decrease by 1%	(48)	(32)	(16)	-	16
Decrease by 2%	(63)	(48)	(32)	(16)	-

The growth of the future policy benefits liability is the result of the aging of our in-force block of business and the addition of new business. In addition, the growth in 2006 was moderately impacted by the previously discussed transfer of $170 million at Aflac U.S. and $85 million at Aflac Japan from the unpaid policy claims liability to the future policy benefits liability. These two transfers accounted for less than 1% of the increase in the aggregate. The table below reflects the growth of future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2007	2006	2005

Aflac U.S.	$4,958	$4,391	$3,780
Growth rate	12.9%	16.2%	12.7%

Aflac Japan	$40,715	$36,447	$34,071
Growth rate	11.7%	7.0%	(5.4)%

Consolidated	$45,675	$40,841	$37,853
Growth rate	11.8%	7.9%	(3.8)%

Yen/dollar exchange rate (end of period)	114.15	119.11	118.07

Aflac Japan (in yen)	4,648	4,341	4,023
Growth rate	7.1%	7.9%	7.2%

New Accounting Pronouncements

During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share

	2007	2006	2005	2007	2006	2005

Net earnings	$1,634	$1,483	$1,483	$3.31	$2.95	$2.92
Items impacting net earnings, net of tax:
Realized investment gains (losses)	19	51	167	.04	.10	.33
Impact from SFAS 133	2	-	(10)	-	-	(.02)
Release of valuation allowance on deferred tax assets	-	-	34	-	-	.07

Realized Investment Gains and Losses

Our investment strategy is to invest in investment-grade fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

In 2007, we realized pretax gains of $28 million (after-tax, $19 million, or $.04 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business. In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. In 2005, we realized pretax gains of $262 million (after-tax, $167 million, or $.33 per diluted share) primarily as a result of bond swaps. We began our bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income.

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

We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings. The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2007; therefore, there was no impact on net earnings.

We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the years ended December 31, 2007 and 2006; therefore, there was no impact on net earnings. See Notes 1, 4 and 7 of the Notes to the Consolidated Financial Statements for additional information.

Nonrecurring Items

We received regulatory approval for a change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company in 2005. This enabled the Parent Company to fully utilize its tax-basis, non-life operating losses and therefore release the valuation allowance on the associated deferred tax assets, resulting in a benefit of $34 million ($.07 per diluted share) in 2005. The tax benefit was included as a reduction to income tax expense in the 2005 consolidated statements of earnings.

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

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance, excluding the impact of foreign currency translation.

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% in 2007, 34.5% in 2006, and 33.4% in 2005. Total income taxes were $865 million in 2007, compared with $781 million in 2006 and $743 million in 2005. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. Our 2005 income tax rate was lower than normal primarily as a result of the release of the valuation allowance for non-life losses discussed previously. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

Subject to the preceding assumptions, our objective for 2007 was to increase net earnings per diluted share by 15% to 16% over 2006. We reported 2007 net earnings per diluted share of $3.31. Adjusting that number for realized investment gains ($.04 per diluted share), the impact from SFAS 133 (nil per diluted share) and foreign currency translation (a loss of $.02 per diluted share), we met our objective for the year.

Our objective for 2008 is to increase net earnings per diluted share by 13% to 15% over 2007, on the basis described above. If we achieve this objective, the following table shows the likely results for 2008 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2008 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2007	on EPS

105.00	$3.92 - 3.98	19.9 - 21.7%	$.22
110.00	3.83 - 3.89	17.1 - 19.0	.13
115.00	3.75 - 3.81	14.7 - 16.5	.05
117.93 **	3.70 - 3.76	13.1 - 15.0	-
120.00	3.67 - 3.73	12.2 - 14.1	(.03)
125.00	3.60 - 3.66	10.1 - 11.9	(.10)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2008 and 2007

**	Actual 2007 weighted-average exchange rate

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

We evaluate our sales efforts using new annualized premium sales. Total new annualized premium sales, which include new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, total new annualized premium sales are determined by applications written during the reporting period. For Aflac U.S., total new annualized premium sales are determined by applications that are accepted during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

(In millions)	2007	2006	2005

Premium income	$9,037	$8,762	$8,745
Net investment income:
Yen-denominated investment income	1,102	1,064	1,111
Dollar-denominated investment income	699	624	524

Net investment income	1,801	1,688	1,635
Other income	27	25	31

Total operating revenues	10,865	10,475	10,411

Benefits and claims	6,935	6,847	6,898
Operating expenses:
Amortization of deferred policy acquisition costs	318	285	284
Insurance commissions	850	859	892
Insurance and other expenses	941	832	822

Total operating expenses	2,109	1,976	1,998

Total benefits and expenses	9,044	8,823	8,896

Pretax operating earnings*	$1,821	$1,652	$1,515

Weighted-average yen/dollar exchange rate	117.93	116.31	109.88

	In Dollars			In Yen

Percentage change over previous year:	2007	2006	2005	2007	2006	2005

Premium income	3.1%	.2%	4.5%	4.3%	5.9%	6.3%
Net investment income	6.7	3.2	5.0	8.0	9.0	7.0
Total operating revenues	3.7	.6	4.7	4.9	6.3	6.6
Pretax operating earnings*	10.2	9.1	9.9	11.8	15.4	11.5

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.9% in 2007, 5.4% in 2006 and 6.8% in 2005, reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2007, were 1.13 trillion yen, compared with 1.08 trillion yen in 2006 and 1.03 trillion yen in 2005. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $9.9 billion in 2007, $9.1 billion in 2006, and $8.7 billion in 2005.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 39% of Aflac Japan’s investment income in 2007, compared with 37% in 2006 and 32% in 2005. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 39% of Aflac Japan’s investment income during 2007, compared with 36% in 2006 and 32% in 2005. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign			Excluding Foreign
	Currency Changes			Currency Changes**

	2007	2006	2005	2007	2006	2005

Net investment income	8.0%	9.0%	7.0%	7.4%	6.8%	6.3%
Total operating revenues	4.9	6.3	6.6	4.9	6.0	6.4
Pretax operating earnings*	11.8	15.4	11.5	11.3	13.3	10.8

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
**Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

The following table presents a summary of operating ratios for Aflac Japan.

Ratios to total revenues in dollars:	2007	2006	2005

Benefits and claims	63.8%	65.4%	66.2%
Operating expenses:
Amortization of deferred policy acquisition costs	2.9	2.7	2.7
Insurance commissions	7.8	8.2	8.6
Insurance and other expenses	8.7	7.9	8.0

Total operating expenses	19.4	18.8	19.3
Pretax operating earnings*	16.8	15.8	14.5

*See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk section of this MD&A). We expect the operating expense ratio to increase modestly in 2008. Due to improvement in the benefit ratio, the pretax operating profit margin expanded to 16.8% in 2007. We expect continued expansion in the profit margin in 2008.

Aflac Japan Sales

As discussed last year, we expected sales to decline in the first half of 2007 and to be flat to up 4% in the second half. Consistent with our expectations, Aflac Japan’s total new annualized premium sales in yen declined 6.9% in the first six months of 2007 but increased 2.5% in the last six months of 2007, resulting in an overall decrease of 2.4% for the full year, compared with 2006. The sales decline primarily reflected industrywide weakness in the market for stand-alone medical insurance as well as continued declines in the sales of Rider MAX and ordinary life products. The following table presents Aflac Japan’s total new annualized premium sales for the years ended December 31.

	In Dollars					In Yen

(In millions of dollars
and billions of yen)	2007		2006		2005	2007		2006		2005

Total new annualized premium sales	$974		$1,010		$1,167	114.6		117.5		128.8
Percentage change over prior year	(3.5	) %	(13.5	) %	3.0%	(2.4	) %	(8.8	) %	5.1%

The following table details the contributions to total new annualized premium sales by major product for the years ended December 31.

	2007	2006	2005

Medical policies	33%	33%	37%
Cancer life	33	28	26
Ordinary life	22	23	18
Rider MAX	7	10	11
Other	5	6	8

Total	100%	100%	100%

Cancer insurance was our top-selling product category for Aflac Japan in 2007 with sales rising 12.9% over 2006. We expect cancer insurance sales to remain strong in part because of the successful introduction of Cancer Forte, which is the first major revision we have made to our cancer product category in six years. With Cancer Forte, we increased outpatient benefits. In addition to our traditional first-occurrence benefit, this product also pays an annuity to a newly diagnosed patient from the second year through the fifth year following diagnosis. It also assists policyholders with counseling and doctor referral services through a third party upon diagnosis of the disease. Our cancer life policies are also marketed by Dai-ichi Mutual Life and in June 2006, Dai-ichi Life began selling a new cancer product customized for their market. In 2007, Dai-ichi Life sold nearly 244,000 of our market-leading cancer life policies, enabling Dai-ichi Life to retain its distinction as the number two seller of cancer insurance behind only Aflac Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Medical sales decreased 3.8% in 2007. However, as the year progressed, medical sales improved, primarily resulting from the success of Gentle EVER, our new nonstandard medical product that was introduced in August 2007. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future and we remain encouraged about the outlook for the medical insurance market. Although the market is very competitive, Aflac Japan remained the number one seller of stand-alone medical insurance in Japan in 2007. We believe that our number one position benefits us in the marketplace. As a result, we continue to believe that the medical category will be an important part of our product portfolio.

We believe that there is still a strong need for our products in Japan. Our objective is to increase sales 3% to 7% in 2008, including contributions from our new distribution channels which we expect to gradually increase throughout the year (see the Japanese Regulatory Environment section of this MD&A for further discussion regarding these distribution channels).

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

The following table presents the results of Aflac Japan’s investment activities for the years ended December 31.

	2007	2006	2005

New money yield - yen only	3.05%	3.10%	2.95%
New money yield - blended	3.38	3.33	3.19
Return on average invested assets, net of investment expenses	4.06	4.11	4.14

At December 31, 2007, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 4.02%, compared with 4.14% a year ago. See the Investments and Cash section of this MD&A for additional information.

Japanese Economy

The Bank of Japan’s January 2008 Monthly Report of Recent Economic & Financial Developments stated that Japan’s economy is expanding moderately. Private consumption has been steady, while household income has increased moderately. Business investment in plant and equipment has continued to trend upward against the background of high corporate profits. However, mainly due to the drop in housing investment, the pace of growth for Japan’s economy has been slowing. Housing investment is expected to recover gradually, and business investment in plant and equipment and private consumption are likely to increase due to high corporate profits and the moderate rise in household income. However, public investment is projected to be on a downtrend. The report projected that Japan’s economy is expected to continue expanding moderately, however at a slow pace. We believe that although the Japanese economy has been growing in recent years, the ability to sustain such expansion remains uncertain.

Japan’s system of compulsory public health care insurance provides medical coverage to every Japanese citizen. These public medical expenditures are covered by a combination of premiums paid by insureds and their employers, taxes and copayments from the people who receive medical service. However, given Japan’s aging population, the resources available to these publicly funded social insurance programs have come under increasing pressure. As a result, copayments and other out-of-pocket expenses have been rising and affecting more people. We believe higher out-of-pocket expenses will lead consumers to purchase more supplemental medical insurance. Many insurance companies have recognized the opportunities for selling supplemental medical insurance in Japan and have launched new products in recent years. However, we believe our favorable cost structure compared with other insurers makes us a very effective competitor. In addition, we believe our brand, customer service and financial strength also benefit our market position.

Japanese Regulatory Environment

Japan’s Financial Services Agency (FSA) adopted new mortality tables for reserving newly underwritten policies effective April 2007. These new tables reflect recent improvements in survival rates in Japan and have generally resulted in a decrease in policy premiums for death benefit products and an increase in premium rates for third sector (health) products and annuities. We reflected the impact of the new mortality table in our product pricing for the first sector (life) products effective April 2007. For the third sector, the revised tables were reflected in our product pricing effective September 2007.

Additionally, the FSA has implemented a new rule for third sector product reserving. The new reserving rule was effective April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual morbidity. The results of the tests and their relation to our reserves determine whether reserve strengthening is required. This new reserve requirement will not impact our GAAP financial statements, and we currently estimate that adoption of this requirement will not have a material impact on our 2007 FSA-based financial statements or on our product pricing.

At the end of 2006, Aflac Japan, along with the entire life insurance industry, began a review of the last five years of paid claims to determine if those claims were paid fully and accurately. In April 2007, Aflac Japan reported the findings of its review to the FSA. In October 2007, the insurance industry updated its data for underpaid claims. The updated data for the industry included an increase in the number of cases and yen amount of underpayment compared to the data that was first reported in April, primarily a result of a type of underpayment where companies did not notify policyholders of their potential eligibility for additional benefit payments, which the policyholders did not claim in their original claim filings. Our initial estimate for that type of underpayment was fairly accurate and the number of cases was very small. In the fourth quarter we reported 26,700 cases of delayed interest payments on cash surrender values, which on average was 75 yen per case (approximately $.66 per case using the December 31, 2007, period-end exchange rate). In total for the five-year period, we reported 1.9 billion yen (approximately $16.8 million using the December 31, 2007, period-end exchange rate) of underpaid claims in April, and we revised the amount to 2.1 billion yen (approximately $18.4 million using the December 31, 2007, period-end exchange rate) in October. We are using this review to identify process changes that will help ensure that payment errors such as these are not repeated. The financial impact of paying the claims that were in error was immaterial to our operations and has been provided for in our 2007 and 2006 financial statements as applicable.

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enable banks to sell our products to their customers. We believe that it will take time for momentum to build in the bank channel for selling third sector products. However, our strong brand as the leading seller of cancer and medical insurance products in Japan and our extensive, long-standing relationships with more than 60% of Japan’s banks place us in a strong position to sell through this new channel. By the end of January 2008, we had agreements with 41 banks to market Aflac’s products through more than 3,300 branches nationwide.

In October 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. The four entities are Japan Post Service Co., Ltd.; Japan Post Network Co., Ltd.; Japan Post Bank Co., Ltd.; and Japan Post Insurance Co., Ltd. In November 2007, Japan Post Network Co. selected Aflac Japan as its provider of cancer insurance to be sold through Japan’s vast post office network. Japan Post Network Co. operates the 24,000 post offices located throughout Japan, providing a significant opportunity for us to reach new consumers.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

(In millions)	2007	2006	2005

Premium income	$3,936	$3,552	$3,245
Net investment income	500	465	421
Other income	10	10	10

Total operating revenues	4,446	4,027	3,676

Benefits and claims	2,350	2,169	1,991
Operating expenses:
Amortization of deferred policy acquisition costs	323	290	258
Insurance commissions	481	444	410
Insurance and other expenses	600	539	492

Total operating expenses	1,404	1,273	1,160

Total benefits and expenses	3,754	3,442	3,151

Pretax operating earnings*	$692	$585	$525

Percentage change over previous year:

Premium income	10.8%	9.5%	10.6%
Net investment income	7.5	10.4	6.5
Total operating revenues	10.4	9.5	10.0
Pretax operating earnings*	18.3	11.4	5.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 10.0% in 2007, 10.5% in 2006, and 10.0% in 2005 were favorably affected by increased sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at December 31 were $4.5 billion in 2007, compared with $4.1 billion in 2006 and $3.7 billion in 2005. Net investment income is expected to be flat for 2008 compared with 2007 due to the transfer of approximately $450 million to the Parent Company from Aflac U.S. to support the expected increase in share repurchases in 2008.

The following table presents a summary of operating ratios for Aflac U.S.

Ratios to total revenues:	2007	2006	2005

Benefits and claims	52.9%	53.9%	54.2%
Operating expenses:
Amortization of deferred policy acquisition costs	7.3	7.2	7.0
Insurance commissions	10.8	11.0	11.2
Insurance and other expenses	13.4	13.4	13.3

Total operating expenses	31.5	31.6	31.5
Pretax operating earnings*	15.6	14.5	14.3

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

After several years of trending upward, the benefit ratio declined in 2007 and 2006, primarily reflecting favorable claim cost trends on our major product lines. We expect the benefit ratio, operating expense ratio, and pretax operating profit margin to remain relatively stable in 2008.

Aflac U.S. Sales

For 2007, total new annualized premium sales increased 9.5%, which was at the upper end of our objective of 6% to 10% growth for the year. An administrative change in the timing of agents’ production credit for delay-bill policy conversions accelerated approximately $8 million of conversion premiums from the first quarter of 2008 to the fourth quarter of 2007. Excluding the impact of the change in conversion processing, total new annualized premium sales were up 8.9% for 2007. The following table presents Aflac’s U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2007	2006	2005

Total new annualized premium sales	$1,558	$1,423	$1,259
Increase over prior year	9.5%	13.1%	6.1%

Our objective for 2008 is to increase total new annualized premium sales by 8% to 12%.

The following table details the contributions to total new annualized premium sales by major product category for the years ended December 31.

	2007	2006	2005

Accident/disability coverage	51%	52%	51%
Cancer expense insurance	18	17	19
Hospital indemnity products	14	12	11
Fixed-benefit dental coverage	6	6	8
Other	11	13	11

Total	100%	100%	100%

Total new annualized premium sales for accident/disability, our leading product category, increased 7.1% in 2007, while cancer expense insurance increased 11.1% and our hospital indemnity category increased 19.9%, compared with 2006.

One aspect of our growth strategy is the continued enhancement of our product line. In August 2007, Aflac U.S. introduced a new cancer product, Maximum Difference. This new cancer indemnity plan incorporates coverage for medical advances in cancer prevention, diagnostics, treatment and the many new ways cancer patients may now receive their care. Maximum Difference allows customization of coverage to fit varying needs and budgets.

Another aspect of our growth strategy is our focus on growing and improving our U.S. sales force, and we were encouraged to see continued expansion in 2007. We recruited more than 24,200 new sales associates in 2007, resulting in more than 71,200 licensed sales associates at December 31, 2007, a 4.2% increase compared with 2006. Over the last two years, our primary focus has been on increasing the number of average weekly producers, which measures producers who make solid, consistent contributions to sales. On a weekly basis, the average number of U.S. associates actively producing business rose 6.0% to more than 10,900 in 2007. Our focus on average weekly producers as both a reporting and management metric provides for a more active management of our sales associates and allows our sales management to monitor progress and needs on a real-time basis.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities.

	2007	2006	2005

New money yield	6.44%	6.44%	6.16%
Return on average invested assets, net of investment expenses	6.79	6.86	6.54

At December 31, 2007, the portfolio yield on Aflac’s U.S. portfolio was 7.00%, compared with 7.15% a year ago. See the Investments and Cash section of this MD&A for additional information.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits and facilities expenses. Corporate expenses, excluding investment income, were $56 million in 2007, $57 million in 2006, and $56 million in 2005. Investment income included in reported corporate expenses was $31 million in 2007, $16 million in 2006, and $14 million in 2005.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at December 31, 2007, was 114.15 yen to one dollar, or 4.3% stronger than the December 31, 2006, exchange rate of 119.11. The stronger yen increased reported investments and cash by $1.9 billion, total assets by $2.1 billion, and total liabilities by $2.1 billion, compared with the amounts that would have been reported for 2007 if the exchange rate had remained unchanged from December 31, 2006.

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

Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in other comprehensive income.

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

(In millions)	2007	2006

Aflac Japan yen-denominated net assets	$2,415	$2,317
Parent Company yen-denominated net liabilities	(1,496)	(1,434)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$919	$883

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2007				2006

Yen/dollar exchange rates	99.15	114.15	*	129.15	104.11	119.11	*	134.11

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$23,190	$20,143		$17,803	$21,712	$18,978		$16,856
Perpetual debentures	4,218	3,664		3,238	4,246	3,711		3,296
Equity securities	25	22		20	29	25		22
Securities held to maturity:
Fixed maturities	19,341	16,799		14,848	15,404	13,464		11,958
Perpetual debentures	4,588	3,985		3,522	4,565	3,990		3,544
Cash and cash equivalents	369	321		284	383	335		297
Other financial instruments	60	52		46	32	28		25

Subtotal	51,791	44,986		39,761	46,371	40,531		35,998

Liabilities:
Notes payable	1,169	1,015		898	1,117	976		868
Cross-currency swaps	560	487		430	534	467		414
Japanese policyholder protection corporation	174	151		133	200	175		155

Subtotal	1,903	1,653		1,461	1,851	1,618		1,437

Net yen-denominated financial instruments	49,888	43,333		38,300	44,520	38,913		34,561
Other yen-denominated assets	6,310	5,480		4,844	5,550	4,852		4,309
Other yen-denominated liabilities	(55,140)	(47,894)		(42,331)	(49,060)	(42,882)		(38,086)

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$ 1,058	$ 919		$ 813	$ 1,010	$ 883		$ 784

*	Actual year-end exchange rate

We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate funds from Aflac Japan to Aflac U.S., which is done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. These repatriations have not been greater than 80% of Aflac Japan’s prior-year earnings determined in accordance with standards established by the FSA. A portion of the repatriation may be used to service Aflac Incorporated’s yen-denominated notes payable with the remainder converted into dollars.

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

The estimated effect of potential increases in interest rates on the fair values of debt securities we own, notes payable, cross-currency swaps and our obligation to the Japanese policyholder protection corporation as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2007		2006

		+100		+100
	Fair	Basis	Fair	Basis
(In millions)	Value	Points	Value	Points

Debt securities:
Fixed-maturity securities:
Yen-denominated	$36,314	$32,151	$32,328	$28,712
Dollar-denominated	10,388	9,505	9,845	9,033
Perpetual debentures:
Yen-denominated	7,598	6,889	7,735	6,965
Dollar-denominated	431	395	698	653

Total debt securities	$54,731	$48,940	$50,606	$45,363

Notes payable*	$1,452	$1,415	$1,421	$1,386

Cross-currency and interest rate swap liabilities	$35	$27	$7	$5

Japanese policyholder protection corporation	$151	$151	$175	$175

*	Excludes capitalized lease obligations

Changes in the interest rate environment impact the fair value of our debt securities and, as a result, directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generate unrealized gains and increases in market yields generate unrealized losses. However, we would not expect to realize a majority of those unrealized gains or losses because we have the intent and ability to hold such securities to maturity or recovery of value. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2007	2006

Yen-denominated debt securities	13	13
Policy benefits and related expenses to be paid in future years	14	13
Premiums to be received in future years on policies in force	10	10

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2007		2006		2005

	U.S.	Japan*	U.S.	Japan*	U.S.	Japan*

Policies issued during year:
Required interest on policy reserves	5.50%	2.74%	5.50%	2.77%	5.50%	2.88%
New money yield on investments	6.40	3.11	6.40	3.12	6.11	3.01
Policies in force during year:
Required interest on policy reserves	6.20	4.63	6.28	4.71	6.36	4.79
Return on average invested assets	6.79	3.83	6.86	3.88	6.54	3.92

*	Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuities, and dollar-denominated investments and related investment income

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

Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.83%. These securities total $1.9 billion at amortized cost and have an average yield of 5.70%. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. As a result, securities that mature may contribute to a decline in our overall portfolio yield. However, adding riders to our older policies has helped offset the negative investment spread. Despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in the mix of business and favorable experience from mortality, morbidity and expenses.

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

The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

(In millions)	2007	2006	2007		2006

Securities available for sale, at fair value:
Fixed maturities	$23,532	$22,044	$6,874	*	$6,659	*
Perpetual debentures	3,764	3,935	331		473
Equity securities	22	25	-		-

Total available for sale	27,318	26,004	7,205		7,132

Securities held to maturity, at amortized cost:
Fixed maturities	16,799	13,464	20		19
Perpetual debentures	3,985	3,990	-		-

Total held to maturity	20,784	17,454	20		19

Total investment securities	$48,102	$43,458	$7,225		$7,151

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $105 in 2007 and $102 in 2006.

We have investments in both publicly and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in Note 3 of the Notes to the Consolidated Financial Statements. The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2007		2006

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$15,986	$16,919	$15,092	$16,269
Perpetual debentures	173	157	173	176
Equity securities	13	19	13	22

Total publicly issued	16,172	17,095	15,278	16,467

Privately issued securities:
Fixed maturities	30,232	29,783	25,490	25,905
Perpetual debentures	8,084	7,872	8,158	8,256
Equity securities	3	3	3	3

Total privately issued	38,319	37,658	33,651	34,164

Total investment securities	$54,491	$54,753	$48,929	$50,631

Privately issued securities accounted for 70.3% of total debt securities, at amortized cost, at December 31, 2007, compared with 68.8% at December 31, 2006. Privately issued securities held by Aflac Japan at amortized cost accounted for $36.0 billion, or 66.0%, of total debt securities at December 31, 2007, compared with $31.3 billion, or 64.0%, of total debt securities at December 31, 2006. Reverse-dual currency debt securities accounted for $11.1 billion, or 29.2%, of total privately issued securities at December 31, 2007, compared with $9.7 billion, or 28.9%, of total privately issued securities at December 31, 2006. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and overall corporate objectives, in addition to credit risk. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and, where applicable, the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). All of our securities have ratings from either a nationally recognized statistical rating organization or the SVO of the NAIC. In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities. In light of recent market activity surrounding the subprime lending market, we have performed a review of our investment portfolio. We have no direct investment exposure to the subprime lending market and have not identified any material indirect exposure to that market.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2007	2006	2005

AAA	18.4%	10.6%	6.1%
AA	44.1	48.9	45.5
A	30.2	35.1	42.9
BBB	7.3	5.4	5.5

Total	100.0%	100.0%	100.0%

The increase in securities purchased in the AAA rated category is primarily due to the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007.

The distributions of debt securities we own, by credit rating, were as follows:

Composition by Credit Rating

	December 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.3%	6.2%	5.8%	5.7%
AA	44.3	45.3	35.0	35.8
A	30.7	30.4	39.4	39.2
BBB	16.8	16.6	17.2	17.2
BB or lower	1.9	1.5	2.6	2.1

Total	100.0%	100.0%	100.0%	100.0%

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

Once we designate a security as below investment grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment if the security’s amortized cost exceeds its fair value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit and liquidity posture, its operations and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of this MD&A. Securities classified as below investment grade as of December 31 were as follows:

Below-Investment-Grade Securities

	2007			2006

	Par	Amortized	Fair	Par		Amortized		Fair
(In millions)	Value	Cost	Value	Value		Cost		Value

Ahold	$310	$311	$272	$299		$300		$245
Ford Motor Credit	263	263	215	252		252		229
KLM Royal Dutch Airlines	*	*	*	252		252		229
CSAV	210	210	143	201		201		145
BAWAG	123	123	90	118		118		103
Ford Motor Company	111	122	93	111		122		100
Tennessee Gas Pipeline	*	*	*	31		30		35
International Securities Trading Corp.	20	-	-		*		*		*
Patrick Family Housing (Patrick AFB)	4	1	1		*		*		*
Aloha Utilities Inc.	2	2	1		*		*		*

Total	$1,043	$1,032	$815	$1,264		$1,275		$1,086

*	Investment grade at respective reporting date

Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of December 31, 2007, represented .7% of total debt securities at amortized cost and were as follows:

Split-Rated Securities

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$280	Baa3	BB+	BB+	Below Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BB+	Below Investment Grade
Oncor Electric Delivery	11	Ba1	BBB-	BBB-	Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of December 31, 2007.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$32,639	$33,791	61.7%	$1,968	$816
Below-investment-grade securities	1,032	815	1.5	2	219
Held-to-maturity securities:
Investment-grade securities	20,804	20,125	36.8	408	1,087

Total	$54,475	$54,731	100.0%	$2,378	$2,122

The following table presents an aging of securities in an unrealized loss position as of December 31, 2007.

Aging of Unrealized Losses

					Six Months
			Less than Six Months		to 12 Months		Over 12 Months

	Total	Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$11,899	$816	$1,060	$38	$4,080	$240	$6,759	$538
Below-investment- grade securities	999	219	-	-	-	-	999	219
Held-to-maturity securities:
Investment-grade securities	13,613	1,087	1,583	58	3,624	161	8,406	868

Total	$26,511	$2,122	$2,643	$96	$7,704	$401	$16,164	$1,625

The following table presents a distribution of unrealized losses by magnitude as of December 31, 2007.

Percentage Decline From Amortized Cost

			Less than 20%		20% to 50%		Greater than 50%

	Total	Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$11,899	$816	$11,172	$646	$727	$170	$-	$-
Below-investment- grade securities	999	219	569	92	430	127	-	-
Held-to-maturity securities:
Investment-grade securities	13,613	1,087	12,732	795	705	198	176	94

Total	$26,511	$2,122	$24,473	$1,533	$1,862	$495	$176	$94

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2007.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp.	BBB	$294	$150	$144
CSAV	BB	210	143	67
Nordea Bank	AA	350	290	60
KBC Group	A	235	183	52
Credit Suisse Group	A	531	482	49
Ford Motor Credit	B	263	215	48
Ahold	BB	311	272	39
Erste Bank	A	394	357	37
Royal Bank of Scotland	AA	279	243	36
BAWAG	BB	123	90	33

The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status, as well as increasing risk premiums. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized in 2007 were $23 million, before taxes. Impairment charges in 2006 and 2005 were immaterial.

Realized losses on debt securities, as a result of sales and impairment charges, were as follows for the year ended December 31, 2007:

Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$163	$1
Six months to 12 months	52	3
Over 12 months	60	2
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	-	20
Over 12 months	-	2

Total	$275	$28

Cash, cash equivalents and short-term investments totaled $1.6 billion, or 2.7% of total investments and cash, as of December 31, 2007, compared with $1.2 billion, or 2.3%, at December 31, 2006.

For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2007	2006

Aflac Japan	$4,269	$3,857
Aflac U.S.	2,385	2,168

Total	$6,654	$6,025

Increase over prior year	10.4%	7.8%

Aflac Japan’s deferred policy acquisition costs increased 10.7% (6.1% increase in yen). The stronger yen at year-end increased reported deferred policy acquisition costs by $178 million. Deferred policy acquisition costs of Aflac U.S. increased 10.0%. The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.

Policy Liabilities

The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2007	2006

Aflac Japan	$44,694	$40,072
Aflac U.S.	5,979	5,365
Other business segments	3	3

Total	$50,676	$45,440

Increase over prior year	11.5%	7.3%

Aflac Japan’s policy liabilities increased 11.5% (6.9% increase in yen). The stronger yen at year-end increased reported policy liabilities by $1.9 billion. Policy liabilities of Aflac U.S. increased 11.4%. The increase in total policy liabilities is the result of the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $1.5 billion at December 31, 2007, compared with $1.4 billion at December 31, 2006. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 15.6% as of December 31, 2007, compared with 17.2% a year ago. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Benefit Plans

Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 12 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. In 2005, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2009. These measures do not contemplate additional industry assessments through March 2009 absent an event requiring LIPPC funds. The likelihood and timing of future assessments, if any, cannot be determined at this time.

Hedging Activities

Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS No. 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At December 31, 2007, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 105.2 billion yen, compared with 105.4 billion yen at December 31, 2006.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the years ended December 31, 2007 and 2006. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off Balance Sheet Arrangements

As of December 31, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac paid dividends to the Parent Company in the amount of $1.4 billion in 2007, compared with $665 million in 2006 and $526 million in 2005. During 2007, Aflac paid $80 million to the Parent Company for management fees, compared with $68 million in 2006 and $73 million in 2005. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable. For additional information, see the Financing Activities section of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. In June 2007, the Parent Company issued 30 billion yen of yen-denominated Samurai notes from this SRS. If issued, the remaining 70 billion yen (approximately $613 million using the December 31, 2007, period-end exchange rate) of yen-denominated Samurai notes will not be available to U.S. persons. We also have an SRS on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. In September 2006, the Parent Company issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $482 million using the December 31, 2007, period-end exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

When making an investment decision, our first consideration is based on product needs. Our investment objectives provide for liquidity through the purchase of investment-grade debt securities. These objectives also take into account duration matching; and, because of the long-term nature of our business, we have adequate time to react to changing cash flow needs.

As a result of policyholder aging, claims payments are expected to gradually increase over the life of a policy. Therefore, future policy benefit reserves are accumulated in the early years of a policy and are designed to help fund future claims payments. We expect our future cash flows from premiums and our investment portfolio to be sufficient to meet our cash needs for benefits and expenses.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2007. We translated our yen-denominated obligations using the December 31, 2007, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

				Less
	Total		Total	Than	One to	Four to	After
(In millions)	Liability*		Payments	One Year	Three Years	Five Years	Five Years

Future policy benefits liability	$45,675		$229,269	$7,014	$13,949	$13,412	$194,894
Unpaid policy claims liability	2,455		2,455	1,866	363	128	98
Long-term debt - principal	1,457		1,457	-	800	569	88
Long-term debt - interest	5		72	22	29	14	7
Policyholder protection corporation	151		151	23	51	59	18
Operating service agreements	N/A	**	606	96	178	149	183
Operating lease obligations	N/A	**	145	46	35	21	43
Capitalized lease obligations	8		8	3	4	1	-

Total contractual obligations	$49,751		$234,163	$9,070	$15,409	$14,353	$195,331

*	Liability amounts are those reported on the consolidated balance sheet as of December 31, 2007.
**	Not applicable
Liabilities for unrecognized tax benefits in the amount of $34 million have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.

The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2007. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $45.7 billion at December 31, 2007, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

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

Consolidated Cash Flows by Activity

(In millions)	2007	2006	2005

Operating activities	$4,656	$4,397	$4,433
Investing activities	(3,654)	(4,057)	(6,692)
Financing activities	(655)	(434)	(196)
Exchange effect on cash and cash equivalents	13	-	(61)

Net change in cash and cash equivalents	$360	$(94)	$(2,516)

Operating Activities

The following table summarizes operating cash flows by source for the years ended December 31.

Net Cash Provided by Operating Activities

(In millions)	2007	2006	2005

Aflac Japan	$3,573	$3,437	$3,691
Aflac U.S. and other operations	1,083	960	742

Total	$4,656	$4,397	$4,433

We expect cash provided by operating activities in the future to decline as a result of increased U.S. federal tax payments. U.S. cash tax payments are expected to increase in 2008 because we fully utilized our remaining tax credit carryforwards. Future cash provided by operating activities will also be reduced by the payout of lump-sum benefits to policyholders on a closed block of business. The majority of these benefit payouts will begin in 2008 and will conclude in 2012. We anticipate paying out approximately $450 million over the five-year period.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

Net Cash Used by Investing Activities

(In millions)	2007	2006	2005

Aflac Japan	$(3,231)	$(3,372)	$(3,574)
Aflac U.S. and other operations	(423)	(685)	(3,118)

Total	$(3,654)	$(4,057)	$(6,692)

Cash used by investing activities for Aflac U.S. and other operations in 2005 included the January 2005 return of cash collateral from the security lending activities of Aflac U.S. at the end of 2004 (approximately $2.6 billion).

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 4% of the annual average investment portfolio of debt securities available for sale during the year ended December 31, 2007, compared with 7% in 2006 and 11% in 2005. Dispositions before maturity in 2006 and 2005 were impacted by the bond swaps we executed from the third quarter of 2005 through the second quarter of 2006.

Financing Activities

Consolidated cash used by financing activities was $655 million in 2007, $434 million in 2006 and $196 million in 2005. In June 2007, we received $242 million in connection with the Parent Company’s issuance of yen-denominated Samurai notes, and we paid $242 million in connection with the maturity of the 2002 Samurai notes. In June 2006, the Parent Company paid $355 million in connection with the maturity of the 2001 Samurai notes. In September 2006, the Parent Company received $382 million from its issuance of yen-denominated Uridashi notes. In October 2005, we paid $261 million in connection with the maturity of the 2000 Samurai notes. In July 2005, the Parent Company received $360 million from its issuance of yen-denominated Samurai notes. Cash returned to shareholders through treasury stock purchases and dividends was $979 million in 2007, compared with $728 million in 2006 and $647 million in 2005.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2007	2006	2005

Treasury stock purchases	$606	$470	$438

Shares purchased:
Open market	11,073	10,265	10,000
Other	559	55	245

Total shares purchased	11,632	10,320	10,245

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2007	2006	2005

Stock issued from treasury	$47	$42	$50

Shares issued	2,723	2,783	3,637

On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.58 per share for a total purchase price of $757 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and will be held in treasury. Under the agreement, Merrill Lynch plans to purchase shares of our common stock in the open market from time to time until it has acquired a number of shares equivalent to the number of shares we purchased from Merrill Lynch. At the end of this period, we may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted-average price of our common stock during the ASR program period. Under the terms of the ASR we may elect to receive or pay any settlement amount in cash or shares of our common stock at our option. The completion and settlement of the ASR program is expected to occur during the second quarter of 2008, although the settlement may occur before the second quarter at Merrill Lynch’s option.

Cash dividends paid in 2007 of $.80 per share increased 45.5% over 2006. The 2006 dividend paid of $.55 per share increased 25.0% over 2005. The following table presents the sources of dividends to shareholders for the years ended December 31.

(In millions)	2007	2006	2005

Dividends paid in cash	$373	$258	$209
Dividends declared but not paid	(91)	91	-
Dividends through issuance of treasury shares	19	15	11

Total dividends to shareholders	$301	$364	$220

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

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s RBC ratio remains high and reflects a very strong capital and surplus position. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters. We believe that we will continue to maintain a strong RBC ratio and statutory capital and surplus position in future periods.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. Aflac Japan’s solvency margin ratio significantly exceeds regulatory minimums.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During 2007, Aflac Japan paid $32 million to the Parent Company for management fees, compared with $25 million in 2006 and $28 million in 2005. Expenses allocated to Aflac Japan were $33 million in 2007, $32 million in 2006 and $30 million in

2005. During 2007, Aflac Japan remitted profits of $567 million (67.8 billion yen) to Aflac U.S., compared with $442 million (50.0 billion yen) in 2006 and $374 million (41.2 billion yen) in 2005. For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements.

Rating Agencies

Aflac is rated AA by both Standard & Poor’s and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best rates Aflac as A+ (Superior) for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A by Standard & Poor’s, A+ by Fitch Ratings, and A2 by Moody’s.

Other

In January 2008, the board of directors declared the first quarter 2008 cash dividend of $.24 per share. The dividend is payable on March 3, 2008, to shareholders of record at the close of business on February 20, 2008. In 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. As of December 31, 2007, approximately 25.6 million shares were available for purchase under the 2006 share repurchase authorization. In January 2008, the Board authorized the purchase of an additional 30.0 million shares of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The shareholders and board of directors of Aflac Incorporated:

We have audited Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 28, 2008

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia
February 28, 2008

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2007	2006	2005

Revenues:
Premiums, principally supplemental health insurance	$12,973	$12,314	$11,990
Net investment income	2,333	2,171	2,071
Realized investment gains (losses)	28	79	262
Other income	59	52	40

Total revenues	15,393	14,616	14,363

Benefits and expenses:
Benefits and claims	9,285	9,016	8,890
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	640	574	542
Insurance commissions	1,331	1,303	1,302
Insurance expenses	1,491	1,337	1,281
Interest expense	27	19	23
Other operating expenses	120	103	99

Total acquisition and operating expenses	3,609	3,336	3,247

Total benefits and expenses	12,894	12,352	12,137

Earnings before income taxes	2,499	2,264	2,226

Income tax expense:
Current	548	419	499
Deferred	317	362	278
Release of valuation allowance on deferred tax assets	-	-	(34)

Total income taxes	865	781	743

Net earnings	$1,634	$1,483	$1,483

Net earnings per share:
Basic	$3.35	$2.99	$2.96
Diluted	3.31	2.95	2.92

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	487,869	495,614	500,939
Diluted	493,971	501,827	507,704

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2007	2006

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $29,399 in 2007 and $27,099 in 2006)	$30,511	$28,805
Perpetual debentures (amortized cost $4,272 in 2007 and $4,341 in 2006)	4,095	4,408
Equity securities (cost $16 in 2007 and 2006)	22	25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $16,191 in 2007 and $13,369 in 2006)	16,819	13,483
Perpetual debentures (fair value $3,934 in 2007 and $4,024 in 2006)	3,985	3,990
Other investments	61	58
Cash and cash equivalents	1,563	1,203

Total investments and cash	57,056	51,972
Receivables, primarily premiums	732	535
Accrued investment income	561	538
Deferred policy acquisition costs	6,654	6,025
Property and equipment, at cost less accumulated depreciation	496	458
Other	306	277

Total assets	$65,805	$59,805

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2007	2006

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$45,675	$40,841
Unpaid policy claims	2,455	2,390
Unearned premiums	693	645
Other policyholders’ funds	1,853	1,564

Total policy liabilities	50,676	45,440
Notes payable	1,465	1,426
Income taxes	2,531	2,462
Payables for return of cash collateral on loaned securities	808	807
Other	1,530	1,329
Commitments and contingent liabilities (Note 13)

Total liabilities	57,010	51,464

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 658,604 shares in 2007 and 655,715 shares in 2006	66	66
Additional paid-in capital	1,054	895
Retained earnings	10,637	9,304
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	129	54
Unrealized gains on investment securities	874	1,450
Pension liability adjustment	(69)	(78)
Treasury stock, at average cost	(3,896)	(3,350)

Total shareholders’ equity	8,795	8,341

Total liabilities and shareholders’ equity	$65,805	$59,805

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2007	2006	2005

Common stock:
Balance, beginning of year	$66	$65	$65
Exercise of stock options	-	1	-

Balance, end of year	66	66	65

Additional paid-in capital:
Balance, beginning of year	895	791	676
Exercise of stock options, including income tax benefits	74	32	54
Share-based compensation	39	34	32
Gain on treasury stock reissued	46	38	29

Balance, end of year	1,054	895	791

Retained earnings:
Balance, beginning of year	9,304	8,048	6,785
Cumulative effect of change - adoption of SAB 108	-	139	-
Cumulative effect of change in accounting principle	-	(2)	-
Net earnings	1,634	1,483	1,483
Dividends to shareholders ($.615 per share in 2007, $.735 per share in 2006, and $.44 per share in 2005)	(301)	(364)	(220)

Balance, end of year	10,637	9,304	8,048

Accumulated other comprehensive income:
Balance, beginning of year	1,426	1,957	2,611
Change in unrealized foreign currency translation gains (losses) during year, net of income taxes	75	(23)	(145)
Change in unrealized gains (losses) on investment securities during year, net of income taxes	(576)	(467)	(500)
Pension liability adjustment during year, net of income taxes	9	3	(9)
Adoption of SFAS 158, net of income taxes	-	(44)	-

Balance, end of year	934	1,426	1,957

Treasury stock:
Balance, beginning of year	(3,350)	(2,934)	(2,561)
Purchases of treasury stock	(606)	(470)	(438)
Cost of shares issued	60	54	65

Balance, end of year	(3,896)	(3,350)	(2,934)

Total shareholders’ equity	$8,795	$8,341	$7,927

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2007	2006	2005

Cash flows from operating activities:
Net earnings	$1,634	$1,483	$1,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(176)	(41)	(43)
Increase in deferred policy acquisition costs	(454)	(474)	(461)
Increase in policy liabilities	3,194	3,304	3,311
Change in income tax liabilities	421	180	351
Realized investment (gains) losses	(28)	(79)	(262)
Other, net	65	24	54

Net cash provided by operating activities	4,656	4,397	4,433

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,261	2,358	3,465
Fixed maturities matured or called	1,552	553	743
Perpetual debentures sold	194	1	35
Equity securities sold	-	57	-
Securities held to maturity:
Fixed maturities matured or called	45	172	212
Perpetual debentures matured or called	140	-	-
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,848)	(4,402)	(5,523)
Perpetual debentures	-	-	(710)
Securities held to maturity:
Fixed maturities	(2,920)	(2,963)	(2,661)
Cash received as collateral on loaned securities, net	(23)	193	(2,237)
Additions to property and equipment, net	(46)	(23)	(16)
Other, net	(9)	(3)	-

Net cash used by investing activities	$(3,654)	$(4,057)	$(6,692)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31,

(In millions)	2007	2006	2005

Cash flows from financing activities:
Purchases of treasury stock	$(606)	$(470)	$(438)
Proceeds from borrowings	242	382	360
Principal payments under debt obligations	(247)	(377)	(269)
Dividends paid to shareholders	(373)	(258)	(209)
Change in investment-type contracts, net	210	217	257
Treasury stock reissued	47	42	50
Other, net	72	30	53

Net cash used by financing activities	(655)	(434)	(196)

Effect of exchange rate changes on cash and cash equivalents	13	-	(61)

Net change in cash and cash equivalents	360	(94)	(2,516)
Cash and cash equivalents, beginning of year	1,203	1,297	3,813

Cash and cash equivalents, end of year	$1,563	$1,203	$1,297

Supplemental disclosures of cash flow information - See Note 14

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In millions)	2007	2006	2005

Net earnings	$1,634	$1,483	$1,483

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year	(8)	(12)	44
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during year	(848)	(642)	(538)
Reclassification adjustment for realized (gains) losses included in net earnings	(28)	(79)	(262)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during year	(1)	-	-
Pension liability adjustment during year	14	5	(13)

Total other comprehensive income (loss) before income taxes	(871)	(728)	(769)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(379)	(241)	(115)

Other comprehensive income (loss), net of income taxes	(492)	(487)	(654)

Total comprehensive income	$1,142	$996	$829

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 71% of the Company’s total revenues in 2007, 72% in 2006 and 74% in 2005, and 82% of total assets at both December 31, 2007 and 2006.

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

Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2007.

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars.

We have designated the yen-denominated Uridashi and Samurai notes issued by the Parent Company and the cross-currency swaps as a hedge of our investment in Aflac Japan (see the section in this note titled, “Derivatives”). Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are recorded through other comprehensive income and are included in accumulated other comprehensive income.

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

The calculation of deferred policy acquisition costs and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, we review our actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, we evaluate deferred policy acquisition costs by major product groupings to determine that they are recoverable from future revenues. Any resulting adjustment is charged against net earnings.

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

The net unrealized gains and losses on securities available for sale, plus the unamortized unrealized gains and losses on debt securities transferred to the held-to-maturity portfolio, less related deferred income taxes, are recorded through other comprehensive income and included in accumulated other comprehensive income.

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

Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating the length of time and the extent to which amortized cost exceeds fair value and the financial condition, operations, credit and liquidity posture, and future prospects of the issuer, among other factors, in determining the potential recovery in fair value or principal. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analyses, management believes that a decline in fair value is other than temporary, we adjust the amortized cost of the security and report a realized loss in the consolidated statements of earnings.

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

Policy Liabilities: Future policy benefits represent claims that are expected to occur in the future and are computed by a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect our experience, including a provision for adverse deviation. These assumptions are generally established at the time a policy is issued.

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

Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2007, our only outstanding derivative contracts were interest rate swaps related to our 20 billion yen variable interest rate Uridashi notes and cross-currency swaps related to our $450 million senior notes (see Notes 4 and 7).

We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives for undertaking various hedge transactions. This process includes linking derivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the noncash accounting treatment of changes in fair value.

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

Policyholder Protection Corporation and State Guaranty Association Assessments: In Japan, the government has required the insurance industry to contribute to a policyholder protection corporation. We recognize a charge for our estimated share of the industry’s obligation once it is determinable. We review the estimated liability for policyholder protection corporation contributions on an annual basis and report any adjustments in Aflac Japan’s expenses.

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

New Accounting Pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information in consolidated financial statements of reporting entities that hold noncontrolling interests in one or more subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. The majority of the provisions of this standard apply only to entities that elect the fair value option (FVO). The FVO may be applied to eligible items on an instrument-by-instrument basis; is irrevocable unless a new election date occurs; and may only be applied to an entire financial instrument, and not portions thereof. This standard requires a business enterprise to report unrealized gains and losses on items for which the FVO has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted under limited circumstances. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. In the consolidated statements of shareholders’ equity for the year ended December 31, 2006, we included in 2006 other comprehensive income, a cumulative transition adjustment, net of income taxes, of $44 million from the adoption of SFAS 158. This cumulative effect adjustment was properly included in the rollforward of accumulated other comprehensive income for the year, but it should not have been included in other comprehensive income for the year. Total comprehensive income for the year, not including the transition adjustment for SFAS 158, was $996 million. Management concluded that the transition adjustment was not material to the financial statements taken as a whole. We have adjusted other comprehensive income for the year ended December 31, 2006, to properly reflect the transition adjustment as a direct charge to accumulated other comprehensive income. The effect of recording the transition adjustment through other comprehensive income and the subsequent adjustment to reflect the amounts as a direct charge to accumulated other comprehensive income did not have any impact on the consolidated statements of earnings, the consolidated balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows for any periods presented.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged under limited circumstances. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The provisions of FIN 48 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under the first step, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. We adopted the provisions of this standard effective January 1, 2007. The adoption of this standard did not have any impact on our financial position or results of operations (see Note 8).

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We adopted the provisions of this statement effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan that were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by SOP 05-1 and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this statement increased net earnings by $6 million, or $.01 per diluted share, and was insignificant to our financial position and results of operations.

Recent accounting pronouncements not discussed above are not applicable to our business.

Securities and Exchange Commission Guidance: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of uncorrected errors from prior years must be considered in quantifying misstatements in current year financial statements. Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB 108 applies to SEC registrants and is effective for fiscal years ending after November 15, 2006. In the course of evaluating balance sheet amounts in accordance with the provisions of SAB 108, we identified the following amounts that we adjusted for as of January 1, 2006: a tax liability in the amount of $87 million related to deferred tax asset valuation allowances that were not utilized; a tax liability in the amount of $45 million related to various provisions for taxes that were not utilized; and a litigation liability in the amount of $11 million related to provisions for various pending lawsuits that were not utilized. These liabilities were recorded in immaterial amounts prior to 2004 over a period ranging from 10 to 15 years. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to 2006 earnings. In accordance with the provisions of SAB 108, the following amounts, net of tax where applicable, have been reflected as an opening adjustment to retained earnings as of January 1, 2006: a reduction of tax liabilities in the amount of $132 million; a reduction of litigation reserves in the amount of $11 million; and a reduction in deferred tax assets in the amount of $4 million. These three adjustments resulted in a net addition to retained earnings in the amount of $139 million.

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

(In millions)	2007	2006	2005

Revenues:
Aflac Japan:
Earned premiums:
Cancer life	$4,937	$4,923	$5,147
Other accident and health	2,928	2,755	2,577
Life insurance	1,172	1,084	1,021
Net investment income	1,801	1,688	1,635
Other income	27	25	31

Total Aflac Japan	10,865	10,475	10,411

Aflac U.S.:
Earned premiums:
Accident/disability	1,785	1,580	1,424
Cancer expense	1,114	1,041	982
Other health	885	801	721
Life insurance	152	130	118
Net investment income	500	465	421
Other income	10	10	10

Total Aflac U.S.	4,446	4,027	3,676

Other business segments	37	42	39

Total business segments	15,348	14,544	14,126
Realized investment gains (losses)	28	79	262
Corporate	116	87	74
Intercompany eliminations	(99)	(94)	(99)

Total revenues	$15,393	$14,616	$14,363

(In millions)	2007	2006	2005

Pretax earnings:
Aflac Japan	$1,821	$1,652	$1,515 *
Aflac U.S.	692	585	525
Other business segments	-	5	-

Total business segments	2,513	2,242	2,040
Interest expense, noninsurance operations	(21)	(17)	(20)
Corporate and eliminations	(25)	(40)	(41)

Pretax operating earnings	2,467	2,185	1,979
Realized investment gains (losses)	28	79	262
Impact from SFAS 133	4	-	(15)

Total earnings before income taxes	$2,499	$2,264	$2,226

Income taxes applicable to pretax operating earnings	$854	$753	$687
Effect of foreign currency translation on operating earnings	(11)	(39)	(8)

*Includes charges of $46 in 2005 related to the write-down of previously capitalized systems development costs for Aflac Japan’s administration system.

Assets as of December 31 were as follows:

(In millions)	2007	2006

Assets:
Aflac Japan	$54,153	$48,850
Aflac U.S.	10,415	10,249
Other business segments	117	110

Total business segments	64,685	59,209
Corporate	10,364	10,023
Intercompany eliminations	(9,244)	(9,427)

Total assets	$65,805	$59,805

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2007	2006	2005

Statements of Earnings:
Weighted-average yen/dollar exchange rate	117.93	116.31	109.88
Yen percent strengthening (weakening)	(1.4)%	(5.5)%	(1.5)%
Exchange effect on net earnings (millions)	$(10)	$(41)	$(16)

	2007	2006

Balance Sheets:
Yen/dollar exchange rate at December 31	114.15	119.11
Yen percent strengthening (weakening)	4.3%	(.9)%
Exchange effect on total assets (millions)	$2,102	$(400)
Exchange effect on total liabilities (millions)	2,063	(392)

Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. We have designated the Parent Company’s yen-denominated notes payable and cross-currency swaps as a hedge of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at December 31 (translated at end-of-period exchange rates):

(In millions)	2007	2006

Aflac Japan net assets	$6,087	$5,782
Aflac Japan dollar-denominated net assets	(3,672)	(3,465)

Aflac Japan yen-denominated net assets	2,415	2,317
Parent Company yen-denominated net liabilities	(1,496)	(1,434)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$919	$883

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 11 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2007	2006	2005

Management fees	$32	$25	$28
Allocated expenses	33	32	30
Profit repatriation	567	442	374

Total transfers from Aflac Japan	$632	$499	$432

Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $151 million (17.2 billion yen) at December 31, 2007, compared with $175 million (20.8 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

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

(In millions)	2007	2006	2005

Property and equipment:
Land	$120	$118	$119
Buildings	403	379	361
Equipment	244	224	226

Total property and equipment	767	721	706
Less accumulated depreciation	271	263	258

Net property and equipment	$496	$458	$448

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2007, $395 million, or 53.9% of total receivables, were related to Aflac Japan’s operations, compared with $221 million, or 41.4%, at December 31, 2006.

3.	INVESTMENTS

The amortized cost for debt securities, cost for equity securities and the fair values of these investments at December 31 are shown in the following table.

	2007

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,438	$621	$36	$9,023
Mortgage- and asset-backed securities	272	6	-	278
Public utilities	1,741	162	31	1,872
Sovereign and supranational	751	54	31	774
Banks/financial institutions	3,814	228	112	3,930
Other corporate	4,406	131	271	4,266

Total yen-denominated	19,422	1,202	481	20,143

Dollar-denominated:
Government	376	7	1	382
Municipalities	128	3	5	126
Mortgage- and asset-backed securities	502	6	14	494
Collateralized debt obligations	92	-	16	76
Public utilities	1,007	73	13	1,067
Sovereign and supranational	424	80	2	502
Banks/financial institutions	3,157	165	106	3,216
Other corporate	4,291	302	88	4,505

Total dollar-denominated	9,977	636	245	10,368

Total fixed maturities	29,399	1,838	726	30,511

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,812	123	271	3,664
Dollar-denominated:
Banks/financial institutions	460	9	38	431

Total perpetual debentures	4,272	132	309	4,095

Equity securities	16	7	1	22

Total securities available for sale	$33,687	$1,977	$1,036	$34,628

	2007

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Government	$175	$-	$1	$174
Mortgage- and asset-backed securities	43	-	-	43
Collateralized debt obligations	403	-	79	324
Public utilities	1,937	18	66	1,889
Sovereign and supranational	3,069	78	69	3,078
Banks/financial institutions	8,976	85	644	8,417
Other corporate	2,196	92	42	2,246

Total yen-denominated	16,799	273	901	16,171

Dollar-denominated:
Government	20	-	-	20

Total dollar-denominated	20	-	-	20

Total fixed maturities	16,819	273	901	16,191

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	3,985	135	186	3,934

Total perpetual debentures	3,985	135	186	3,934

Total securities held to maturity	$20,804	$408	$1,087	$20,125

	2006

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,286	$733	$48	$8,971
Mortgage- and asset-backed securities	190	1	1	190
Public utilities	1,575	165	14	1,726
Sovereign and supranational	794	57	22	829
Banks/financial institutions	3,482	292	50	3,724
Other corporate	3,547	173	183	3,537

Total yen-denominated	17,874	1,421	318	18,977

Dollar-denominated:
Government	431	3	10	424
Municipalities	105	4	-	109
Mortgage- and asset-backed securities	356	3	6	353
Collateralized debt obligations	20	-	-	20
Public utilities	921	87	6	1,002
Sovereign and supranational	394	74	-	468
Banks/financial institutions	3,329	229	21	3,537
Other corporate	3,669	305	59	3,915

Total dollar-denominated	9,225	705	102	9,828

Total fixed maturities	27,099	2,126	420	28,805

Perpetual debentures:
Yen-denominated:
Primarily banks/financial institutions	3,656	197	143	3,710
Dollar-denominated:
Banks/financial institutions	685	25	12	698

Total perpetual debentures	4,341	222	155	4,408

Equity securities	16	9	-	25

Total securities available for sale	$31,456	$2,357	$575	$33,238

	2006

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Mortgage- and asset-backed securities	$42	$-	$-	$42
Collateralized debt obligations	134	-	2	132
Public utilities	1,567	31	50	1,548
Sovereign and supranational	2,783	90	35	2,838
Banks/financial institutions	6,913	98	336	6,675
Other corporate	2,025	112	22	2,115

Total yen-denominated	13,464	331	445	13,350

Dollar-denominated:
Government	19	-	-	19

Total dollar-denominated	19	-	-	19

Total fixed maturities	13,483	331	445	13,369

Perpetual debentures:
Yen-denominated:
Banks/financial institutions	3,990	156	122	4,024

Total perpetual debentures	3,990	156	122	4,024

Total securities held to maturity	$17,473	$487	$567	$17,393

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2007	2006	2005

Fixed-maturity securities	$1,936	$1,782	$1,693
Perpetual debentures	372	387	378
Equity securities and other	2	2	1
Short-term investments and cash equivalents	45	20	20

Gross investment income	2,355	2,191	2,092
Less investment expenses	22	20	21

Net investment income	$2,333	$2,171	$2,071

Investment exposures, which individually exceeded 10% of shareholders’ equity as of December 31, were as follows:

	2007			2006

	Credit	Amortized	Fair	Credit	Amortized	Fair
(In millions)	Rating	Cost	Value	Rating	Cost	Value

Japan National Government	AA	$8,000	$8,583	AA	$7,849	$8,536

Privately issued securities held by Aflac Japan at amortized cost accounted for $36.0 billion, or 66.0%, of total debt securities at December 31, 2007, compared with $31.3 billion, or 64.0%, of total debt securities at December 31, 2006. Total privately issued securities, at amortized cost, accounted for $38.3 billion, or 70.3%, of total debt securities as of December 31, 2007, compared with $33.6 billion, or 68.8%, at December 31, 2006. Of the total privately issued securities, reverse-dual currency debt securities (principal payments in yen, interest payments in dollars) accounted for $11.1 billion, or 29.2%, at amortized cost as of December 31, 2007, compared with $9.7 billion, or 28.9%, at amortized cost as of December 31, 2006.

At December 31, 2007, we owned below-investment-grade debt securities in the amount of $1.0 billion at amortized cost ($815 million at fair value), or 1.9% of total debt securities, compared with $1.3 billion at amortized cost ($1.1 billion at fair value), or 2.6% of total debt securities a year ago. Each of the below-investment-grade securities was investment-grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

As of December 31, 2007, $67 million, at fair value, of Aflac Japan’s debt securities had been pledged to Japan’s policyholder protection corporation. At December 31, 2007, debt securities with a fair value of $13 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

Information regarding realized and unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2007	2006	2005

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$40	$67	$284
Gross losses from sales	(6)	(34)	(22)
Net gains (losses) from redemptions	17	4	(1)
Impairment losses	(22)	-	-

Total debt securities	29	37	261

Equity securities:
Gross gains from sales	-	43	1
Impairment losses	(1)	(1)	-

Total equity securities	(1)	42	1

Total realized investment gains (losses)	$28	$79	$262

Changes in unrealized gains (losses):
Debt securities:
Available for sale	$(838)	$(624)	$(697)
Transferred to held to maturity	(35)	(52)	(113)
Equity securities	(3)	(45)	11

Change in unrealized gains (losses)	$(876)	$(721)	$(799)

In 2007, we realized pretax gains of $28 million (after-tax, $19 million, or $.04 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business. In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. In 2005, we realized pretax gains of $262 million (after-tax, $167 million, or $.33 per diluted share) primarily as a result of bond swaps. We began a bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income. Impairment charges recognized in 2007 were $23 million, before taxes. Impairment charges in 2006 and 2005 were immaterial.

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

The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and guaranteed:
Dollar-denominated	$77	$1	$20	$-	$57	$1
Yen-denominated	1,752	37	458	2	1,294	35
Municipalities:
Dollar-denominated	62	5	50	5	12	-
Mortgage- and asset-backed securities:
Dollar-denominated	297	14	181	7	116	7
Yen-denominated	30	-	-	-	30	-
Collateralized debt obligations:
Dollar-denominated	76	16	68	14	8	2
Yen-denominated	324	79	214	49	110	30
Public utilities:
Dollar-denominated	283	13	115	4	168	9
Yen-denominated	1,314	97	379	15	935	82
Sovereign and supranational:
Dollar-denominated	28	2	28	2	-	-
Yen-denominated	1,884	100	974	17	910	83
Banks/financial institutions:
Dollar-denominated	1,220	106	796	68	424	38
Yen-denominated	8,588	756	3,408	155	5,180	601
Other corporate:
Dollar-denominated	1,402	88	819	27	583	61
Yen-denominated	3,294	313	1,528	67	1,766	246
Perpetual debentures:
Dollar-denominated	295	38	125	16	170	22
Yen-denominated	3,463	457	609	39	2,854	418

Total debt securities	24,389	2,122	9,772	487	14,617	1,635
Equity securities	5	1	4	1	1	-

Total temporarily impaired securities	$24,394	$2,123	$9,776	$488	$14,618	$1,635

The unrealized losses on our investments in government and guaranteed fixed-maturity securities, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies were caused by changes in interest rates and/or exchange rates. The contractual cash flows of these investments are guaranteed by either the U.S. or Japanese government. Furthermore, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The unrealized losses on the other investment categories in the preceding table were caused by changes in interest rates, yen/dollar exchange rates, and/or increased credit spreads. For credit-related declines in market value, we begin a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment. If, based on our reviews, we determine that the issuer has the ability to continue to service our investment, we conclude that the investment is temporarily impaired. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Included in the unrealized losses on other corporate fixed-maturity securities is an unrealized loss of $33 million on Aflac Japan’s $123 million (14 billion yen) investment in BAWAG Capital Finance Jersey II. The decline in fair value of the security was primarily caused by losses BAWAG incurred from lending to the failed U.S. brokerage house REFCO and from derivative speculation in 2000. While BAWAG’s credit rating has declined from Baa3 to Ba1 (Moody’s), we currently believe it is probable we will collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that our investment would not be settled at a price less than the amortized cost of the investment. Also included in the unrealized losses on other corporate fixed-maturity securities is an unrealized loss of $67 million on Aflac Japan’s investment of $210 million (24 billion yen) in Tollo Shipping Company S.A. Our investment is guaranteed by the issuer’s parent, Compañia Sudamericana de Vapores S.A. (CSAV). The decline in fair value of the security was primarily caused by two factors: depressed revenue due to competitive pricing pressures in the container shipping industry and weaker operating margins due to sharply increased fuel costs. The contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment, and give priority to repayment of our investment under certain circumstances. While CSAV’s credit rating has remained at BB+ (S&P), we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that our investment would not be settled at a price less than the amortized cost of the investment. Because we have the intent and ability to hold these investments until recovery of fair value, which may be the investments’ respective maturities, we do not consider them to be other-than-temporarily impaired at December 31, 2007.

The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Total		Less than 12 months		12 months or longer

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and guaranteed:
Dollar-denominated	$366	$11	$87	$1	$279	$10
Yen-denominated	1,815	48	626	2	1,189	46
Municipalities:
Dollar-denominated	21	-	10	-	11	-
Mortgage- and asset- backed securities:
Dollar-denominated	205	6	96	2	109	4
Yen-denominated	165	-	135	-	30	-
Collateralized debt obligations:
Dollar-denominated	10	-	10	-	-	-
Yen-denominated	90	2	90	2	-	-
Public utilities:
Dollar-denominated	203	6	156	4	47	2
Yen-denominated	1,346	64	375	3	971	61
Sovereign and supranational:
Dollar-denominated	6	-	6	-	-	-
Yen-denominated	1,442	56	494	10	948	46
Banks/financial institutions:
Dollar-denominated	865	21	681	13	184	8
Yen-denominated	6,030	386	1,502	48	4,528	338
Other corporate:
Dollar-denominated	1,043	60	481	8	562	52
Yen-denominated	2,244	204	153	5	2,091	199
Perpetual debentures:
Dollar-denominated	272	12	92	1	180	11
Yen-denominated	3,255	266	224	32	3,031	234

Total debt securities	19,378	1,142	5,218	131	14,160	1,011
Equity securities	3	-	2	-	1	-

Total temporarily impaired securities	$19,381	$1,142	$5,220	$131	$14,161	$1,011

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2007	2006

Unrealized gains on securities available for sale	$941	$1,783
Unamortized unrealized gains on securities transferred to held to maturity	343	378
Deferred income taxes	(410)	(711)

Shareholders’ equity, unrealized gains on investment securities	$874	$1,450

Unrealized gains on available-for-sale securities decreased primarily as a result of a higher interest rate environment driven by wider credit spreads globally and also as a result of foreign currency effects.

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2007	2006

Yen-denominated debt securities	13	13
Policy benefits and related expenses to be paid in future years	14	13
Premiums to be received in future years on policies in force	10	10

Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, our strategy of developing and marketing riders to our older policies has helped offset the negative investment spread. In spite of the negative investment spreads, overall profit margins in Aflac Japan’s aggregate block of business are adequate because of profits that continue to emerge from changes in mix of business and favorable mortality, morbidity and expenses.

The contractual maturities of our investments in fixed maturities at December 31, 2007, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$503	$508	$21	$21
Due after one year through five years	4,078	4,608	311	333
Due after five years through 10 years	2,524	2,814	605	652
Due after 10 years	15,056	15,105	5,424	5,600
Mortgage- and asset-backed securities	489	497	279	268

Total fixed maturities available for sale	$22,650	$23,532	$6,640	$6,874

Held to maturity:
Due after one year through five years	$850	$904	$-	$-
Due after five years through 10 years	1,081	1,078	-	-
Due after 10 years	14,825	14,146	20	20
Mortgage- and asset-backed securities	43	43	-	-

Total fixed maturities held to maturity	$16,799	$16,171	$20	$20

The Parent Company has a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $109 million at amortized cost and $105 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

We own subordinated perpetual debenture securities. These securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual debentures at December 31, 2007, were as follows:

	Aflac Japan		Aflac U.S.

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$291	$298	$-	$-
Due after one year through five years	61	111	15	16
Due after five years through 10 years	263	307	35	34
Due after 10 years through 15 years	268	250	-	-
Due after 15 years	3,031	2,799	308	280

Total perpetual debentures available for sale	$3,914	$3,765	$358	$330

Held to maturity:
Due in one year or less	$133	$134	$-	$-
Due after one year through five years	788	816	-	-
Due after five years through 10 years	1,567	1,628	-	-
Due after 10 years through 15 years	-	-	-	-
Due after 15 years	1,497	1,356	-	-

Total perpetual debentures held to maturity	$3,985	$3,934	$-	$-

As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At December 31, 2007, available-for-sale QSPEs totaled $3.2 billion at fair value ($3.3 billion at amortized cost, or 6.0% of total debt securities), compared with $2.3 billion at fair value ($2.3 billion at amortized cost, or 4.7% of total debt securities) at December 31, 2006. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.

We also own investments in variable interest entities (VIEs) totaling $2.1 billion at fair value ($2.4 billion at amortized cost, or 4.5% of total debt securities) at December 31, 2007. We are the primary beneficiary of VIEs totaling $1.3 billion at fair value ($1.6 billion at amortized cost) and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of the VIEs that we consolidate are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of these debt securities mirror the terms of the notes held by Aflac.

We have interests in VIEs in which we are not the primary beneficiary and therefore are not required to consolidate totaling $760 million at fair value ($853 million at amortized cost) as of December 31, 2007. These interests primarily consist of corporate collateralized debt obligations (CDOs). The activities of these VIEs are limited to holding underlying collateral, comprising investment-grade debt securities at the time of issuance, and credit default swap (CDS) contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investments therein. All corporate entities covered by the CDS contracts were investment grade at the time of issuance. Our remaining VIEs that we are not required to consolidate consist of loans to financing vehicles that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are used to raise financing for their respective parent companies in the international capital markets. The guarantors of these VIEs were investment grade at the time of issuance.

The loss on any of our VIE investments would be limited to its cost.

We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2007, we had security loans outstanding with a fair value of $790 million, and we held cash in the amount of $808 million as collateral for these loaned securities. At December 31, 2006, we had security loans outstanding with a fair value of $780 million, and we held cash in the amount of $807 million as collateral for these loaned securities.

During 2007, we reclassified an investment from held to maturity to available for sale as a result of a deterioration in the issuer’s creditworthiness. At the date of transfer, this debt security had an amortized cost of $169 million. The investment was subsequently sold at a realized gain of $12 million.

During 2006, we reclassified an investment from held to maturity to available for sale as a result of the issuer’s credit rating downgrade. At the date of transfer, this debt security had an amortized cost of $118 million and an unrealized loss of $15 million.

During 2005, we reclassified an investment from held to maturity to available for sale as a result of the issuer’s credit rating downgrade. This debt security had an amortized cost of $254 million and an unrealized loss of $46 million at the date of transfer.

4.	FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2007		2006

	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$47,330	$46,702	$42,288	$42,174
Perpetual debentures	8,080	8,029	8,398	8,432
Equity securities	22	22	25	25
Liabilities:
Notes payable (excluding capitalized leases)	1,457	1,452	1,416	1,421
Cross-currency and interest rate swaps	35	35	7	7
Obligation to Japanese policyholder protection corporation	151	151	175	175

The methods of determining the fair values of our investments in debt and equity securities are described in Note 3. The fair values of notes payable with fixed interest rates were obtained from an independent financial information service. The fair values of our cross-currency swaps are the expected amounts that we would receive or pay to terminate the swaps, taking into account current interest rates, foreign currency rates and the current creditworthiness of the swap counterparties. The fair value of the obligation to the Japanese policyholder protection corporation is our estimated share of the industry’s obligation calculated on a pro rata basis by projecting our percentage of the industry’s premiums and reserves and applying that percentage to the total industry obligation payable in future years.

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

The components of the fair value of the cross-currency and interest rate swaps were reflected as an asset or (liability) in the balance sheet as of December 31 as follows:

(In millions)	2007	2006

Interest rate component	$7	$6
Foreign currency component	(47)	(17)
Accrued interest component	5	4

Total fair value of cross-currency and interest rate swaps	$(35)	$(7)

The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the years ended December 31.

(In millions)	2007	2006	2005

Balance, beginning of year	$(17)	$(22)	$(91)
Increase (decrease) in fair value of cross-currency swaps	(26)	5	54
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(4)	-	15

Balance, end of year	$(47)	$(17)	$(22)

We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 7). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income. The fair value of these swaps and related changes in fair value were immaterial during the years ended December 31, 2007 and 2006.

We are exposed to credit risk in the event of nonperformance by counterparties to our cross-currency and interest rate swaps. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings as of December 31.

(In millions)	2007		2006

Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps

AA	$(24)	$387	$(7)	$459
A	(11)	238	-	159

Total	$(35)	$625	$(7)	$618

We have also designated our yen-denominated Samurai and Uridashi notes (see Note 7) as hedges of the foreign currency exposure of our investment in Aflac Japan.

5.	DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred were $1.09 billion in 2007, compared with $1.05 billion in 2006 and $1.00 billion in 2005. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2007		2006

(In millions)	Japan	U.S.	Japan	U.S.

Deferred policy acquisition costs:
Balance, beginning of year	$3,857	$2,168	$3,624	$1,966
Capitalization	555	539	556	492
Amortization	(318)	(322)	(284)	(290)
Foreign currency translation and other	175	-	(39)	-

Balance, end of year	$4,269	$2,385	$3,857	$2,168

Commissions deferred as a percentage of total acquisition costs deferred were 74% in 2007 and 76% in both 2006 and 2005.

Personnel, compensation and benefits as a percentage of insurance expenses were 44% in both 2007 and 2006 and 41% in 2005. Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings and was as follows for each of the three years ended December 31:

(In millions)	2007	2006	2005

Advertising expense:
Aflac Japan	$83	$82	$87
Aflac U.S.	95	88	87

Total advertising expense	$178	$170	$174

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2007	2006	2005

Depreciation expense	$51	$44	$44
Other amortization expense	14	15	60

Total depreciation and other amortization expense*	$65	$59	$104

*	Aflac Japan accounted for $37 in 2007, $33 in 2006 and $77 in 2005.

Other amortization expense in 2005 included the write-down of previously capitalized systems development costs for Aflac Japan’s administration system ($46 million before taxes).

6.	POLICY LIABILITIES

Our policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities at December 31, 2007, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates

	Policy Issue			Year of	In 20
(In millions)	Year	2007	2006	Issue	Years

Health insurance:
Japan:	2005 - 2007	$284	$148	1.85% - 2.5%	1.85% - 2.5%
	1999 - 2007	6,345	5,010	3.0	3.0
	1997 - 1999	2,650	2,426	3.5	3.5
	1995 - 1996	283	259	4.0	4.0
	1994 - 1996	3,810	3,493	4.5	4.5
	1987 - 1994	17,100	15,911	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	4,208	4,007	6.5 - 6.75	5.5
	1974 - 1979	859	853	7.0	5.0

U.S.:	2005 - 2007	1,107	648	5.5	5.5
	1998 - 2004	1,023	961	7.0	7.0
	1988 - 2004	1,057	1,026	8.0	6.0
	1986 - 2004	1,377	1,379	6.0	6.0
	1985 - 1986	25	26	6.5	6.5
	1981 - 1986	210	217	7.0	5.5
	Other	31	33

Life insurance:
Japan:	2007	41	-	2.75	2.75
	2006 - 2007	130	24	2.5	2.5
	2001 - 2007	485	98	1.65 - 1.85	1.65 - 1.85
	1999 - 2007	1,155	1,104	3.0	3.0
	1997 - 2007	619	572	3.5	3.5
	1994 - 1996	948	886	4.0	4.0
	1985 - 1993	1,798	1,656	5.25 - 5.65	5.25 - 5.65

U.S.:	1956 - 2007	130	104	4.0 - 6.0	4.0 - 6.0

Total		$45,675	$40,841

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.6% in 2007, 4.7% in 2006 and 4.8% in 2005; and for U.S. policies, 6.2% in 2007, 6.3% in 2006 and 6.4% in 2005.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2007	2006	2005

Unpaid supplemental health claims, beginning of year	$2,293	$2,375	$2,230

Add claims incurred during the year related to:
Current year	5,225	5,045	5,203
Prior years	(401)	(516)	(401)

Total incurred	4,824	4,529	4,802

Less claims paid during the year on claims incurred during:
Current year	3,600	3,435	3,352
Prior years	1,257	1,162	1,106

Total paid	4,857	4,597	4,458

Effect of foreign exchange rate changes on unpaid claims	72	(14)	(199)

Unpaid supplemental health claims, end of year	2,332	2,293	2,375
Unpaid life claims, end of year	123	97	129

Total liability for unpaid policy claims	$2,455	$2,390	$2,504

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.

7.	NOTES PAYABLE

A summary of notes payable as of December 31 follows:

(In millions)	2007	2006

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	131	126
2.26% notes due September 2016 (principal amount 10 billion yen)	88	84
Variable interest rate notes due September 2011 (1.32% at December 2007, principal amount 20 billion yen)	175	168
Yen-denominated Samurai notes:
.96% notes paid June 2007 (principal amount 30 billion yen)	-	252
.71% notes due July 2010 (principal amount 40 billion yen)	350	336
1.87% notes due June 2012 (principal amount 30 billion yen)	263	-
Capitalized lease obligations payable through 2013	8	10

Total notes payable	$1,465	$1,426

In February 2006, the Parent Company filed a Shelf Registration Statement (SRS) with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Samurai notes in Japan. In June 2007, the Parent Company issued yen-denominated Samurai notes totaling 30 billion yen. We used the net proceeds of these Samurai notes to pay in full the .96% Samurai notes that were issued in 2002 and matured in June 2007. These Samurai notes issued by the Parent Company in 2007 and those issued in 2005 each have five year maturities. Each series of Samurai notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons.

In August 2006, the Parent Company filed an SRS with Japanese regulatory authorities to issue up to 100 billion yen of yen-denominated Uridashi notes in Japan. In September 2006, the Parent Company issued three tranches of Uridashi notes totaling 45 billion yen. The first tranche totaled 15 billion yen and has a five-year maturity. The second tranche totaled 10 billion yen and has a 10-year maturity. The third tranche totaled 20 billion yen and has a five-year maturity and a variable interest coupon of six-month yen LIBOR plus a spread. We have entered into interest rate swaps related to the 20 billion yen variable interest rate notes (see Note 4). Each tranche of Uridashi notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. If issued, the 55 billion yen of Uridashi notes remaining under the August 2006 SRS will not be available to U.S. persons.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2007, are as follows:

		Capitalized	Total
	Long-term	Lease	Notes
(In millions)	Debt	Obligations	Payable

2008	$-	$3	$3
2009	450	2	452
2010	350	2	352
2011	306	1	307
2012	263	-	263
Thereafter	88	-	88

Total	$1,457	$8	$1,465

We were in compliance with all of the covenants of our notes payable at December 31, 2007. No events of default or defaults occurred during 2007 and 2006.

8. INCOME TAXES

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total

2007:
Current	$450	$98	$548
Deferred	222	95	317

Total income tax expense	$672	$193	$865

2006:
Current	$398	$21	$419
Deferred	229	133	362

Total income tax expense	$627	$154	$781

2005:
Current	$485	$14	$499
Deferred	159	119	278
Release of valuation allowance on deferred tax assets	-	(34)	(34)

Total income tax expense	$644	$99	$743

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2007	2006	2005

Income taxes based on U.S. statutory rates	$875	$792	$779
Utilization of foreign tax credit carryforwards	(23)	(21)	(20)
Release of valuation allowance on deferred tax assets	-	-	(34)
Nondeductible expenses	11	10	10
Other, net	2	-	8

Income tax expense	$865	$781	$743

Total income tax expense for the years ended December 31, was allocated as follows:

(In millions)	2007	2006	2005

Statements of earnings	$865	$781	$743

Other comprehensive income:
Change in unrealized foreign currency translation gains (losses) during year	(82)	10	188
Pension liability adjustment during year	5	3	(2)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	(291)	(226)	(206)
Reclassification adjustment for realized (gains) losses included in net earnings	(10)	(28)	(95)

Total income tax expense (benefit) allocated to other comprehensive income	(378)	(241)	(115)

Additional paid-in capital (exercise of stock options)	(51)	(18)	(37)
Adoption of SFAS 158	-	(25)	-

Total income taxes	$436	$497	$591

Changes in unrealized foreign currency translation gains/losses included a deferred income tax benefit of $55 million in 2007, compared with a deferred income tax expense of $11 million in 2006 and $122 million in 2005.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2007	2006

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,847	$1,680
Unrealized gains on investment securities	92	596
Difference in tax basis of investment in Aflac Japan	6	25
Other basis differences in investment securities	528	314
Premiums receivable	143	135
Policy benefit reserves	302	131
Other	185	154

Total deferred income tax liabilities	3,103	3,035

Deferred income tax assets:
Depreciation	102	92
Policyholder protection corporation obligation	56	66
Unfunded retirement benefits	43	45
Other accrued expenses	49	55
Tax credit carryforwards	-	80
Policy and contract claims	76	61
Unrealized exchange loss on yen-denominated notes payable	57	35
Deferred compensation	85	81
Other	416	237

Total deferred income tax assets	884	752

Net deferred income tax liability	2,219	2,283
Current income tax liability	312	179

Total income tax liability	$2,531	$2,462

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

We received regulatory approval for a change in the allocation of expenses under the management fee agreement between Aflac and the Parent Company in 2005. This enabled the Parent Company to fully utilize its tax-basis, non-life operating losses and therefore release the valuation allowance on the associated deferred tax assets, resulting in a benefit of $34 million ($.07 per diluted share) in 2005. For current U.S. income tax purposes, there were no alternative minimum tax credit carryforwards available at December 31, 2007.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2002 are no longer subject to examination. We have been examined through March 31, 2004, for Japanese tax purposes.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 (see Note 1). There was no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48 and therefore no adjustment to retained earnings upon adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)

Balance at January 1, 2007	$43	*
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	(11)

Balance at December 31, 2007	$50	*

*	Amounts do not include tax deductions of $14 at January 1, 2007, and $18 at December 31, 2007.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2007, are $51 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $3 million in interest and penalties in 2007, compared with $2 million in 2006 and $1 million in 2005. The Company has accrued approximately $32 million for the payment of interest and penalties as of December 31, 2007, compared with $29 million a year ago.

As of December 31, 2007, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

9. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2007	2006	2005

Common stock — issued:
Balance, beginning of year	655,715	654,522	652,628
Exercise of stock options	2,889	1,193	1,894

Balance, end of year	658,604	655,715	654,522

Treasury stock:
Balance, beginning of year	163,165	155,628	149,020
Purchases of treasury stock:
Open market	11,073	10,265	10,000
Other	559	55	245
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,400)	(1,461)	(1,476)
Exercise of stock options	(1,206)	(1,240)	(2,127)
Other	(117)	(82)	(34)

Balance, end of year	172,074	163,165	155,628

Shares outstanding, end of year	486,530	492,550	498,894

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. Stock options to purchase approximately 1.7 million shares, on a weighted-average basis, as of December 31, 2007, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 1.8 million shares in 2006 and 2.5 million in 2005. The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2007	2006	2005

Weighted-average outstanding shares used for calculating basic EPS	487,869	495,614	500,939
Dilutive effect of share-based awards	6,102	6,213	6,765

Weighted-average outstanding shares used for calculating diluted EPS	493,971	501,827	507,704

Share Repurchase Program: In 2004, the Board of Directors authorized the purchase of 30.0 million shares of our common stock. We exhausted that authorization during the second quarter of 2007. In 2006, the Board of Directors authorized the purchase of 30.0 million shares of our common stock. As of December 31, 2007, approximately 25.6 million shares were available for purchase under the 2006 share repurchase authorization. In January 2008, the Board authorized the purchase of an additional 30.0 million shares of our common stock.

Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

10.	SHARE-BASED TRANSACTIONS

As of December 31, 2007, the Company has outstanding share-based awards under two long-term incentive compensation plans.

The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and generally vest after three years. The strike price of options granted under this plan is equal to the fair market value of a share of the Company’s common stock at the date of grant. Options granted before the plan’s expiration date remain outstanding in accordance with their terms.

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2007, approximately 22.6 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled upon exercise with authorized but unissued Company stock, while those issued to Japan-based grantees are settled upon exercise with treasury shares.

The following table presents the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2007	2006	2005

Earnings from continuing operations	$42	$35	$32
Earnings before income taxes	42	35	32
Net earnings	29	25	23

Net earnings per share:
Basic	$.06	$.05	$.05
Diluted	.06	.05	.05

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $16.06 for 2007, compared with $15.28 for 2006 and $13.40 in 2005. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2007	2006	2005

Expected term (years)	7.4	6.7	6.6
Expected volatility	25.0%	28.0%	28.0%
Annual forfeiture rate	.8	.8	.8
Risk-free interest rate	4.7	4.5	4.0
Dividend yield	1.3	1.1	1.1

The following table summarizes stock option activity.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2004	22,087	$23.86
Granted in 2005	2,107	41.01
Canceled in 2005	(230)	35.36
Exercised in 2005	(3,983)	14.50

Outstanding at December 31, 2005	19,981	27.40
Granted in 2006	2,456	45.08
Canceled in 2006	(90)	39.72
Exercised in 2006	(2,241)	18.61

Outstanding at December 31, 2006	20,106	30.48
Granted in 2007	1,244	49.35
Canceled in 2007	(133)	43.64
Exercised in 2007	(4,640)	20.94

Outstanding at December 31, 2007	16,577	$34.46

(In thousands of shares)	2007	2006	2005

Shares exercisable, end of year	12,653	16,094	14,603

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

(In thousands of shares)	Options Outstanding			Options Exercisable

		Wgtd.-Avg.	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$ 15.05 - $ 23.23	2,942	2.1	$21.77	2,942	$21.77
23.41 - 29.34	2,953	3.3	26.58	2,953	26.58
29.66 - 31.71	2,576	5.1	31.21	2,576	31.21
31.73 - 40.30	2,044	6.8	38.26	1,239	37.89
40.33 - 44.08	3,129	7.1	41.84	2,590	41.55
44.09 - 62.64	2,933	8.8	47.47	353	47.25

$ 15.05 - $ 62.64	16,577	5.5	$34.46	12,653	$31.15

As of December 31, 2007, the aggregate intrinsic value of stock options outstanding was $467 million, with a weighted-average remaining term of 5.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $398 million, with a weighted-average remaining term of 4.6 years. The total intrinsic value of stock options exercised during the year ended December 31, 2007, was $154 million, compared with $62 million in 2006 and $114 million in 2005. We received cash from the exercise of stock options in the amount of $52 million in 2007, compared with $38 million in 2006 and $49 million in 2005. The tax benefit realized as a result of stock option exercises was $51 million in 2007, $19 million in 2006 and $37 million in 2005.

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

		Weighted-Average
		Grant-Date
(In thousands of shares)	Shares	Fair Value

Restricted stock at December 31, 2004	2	$39.98
Granted in 2005	274	39.55
Canceled in 2005	(6)	38.75
Vested in 2005	-	-

Restricted stock at December 31, 2005	270	39.58
Granted in 2006	357	46.96
Canceled in 2006	(8)	42.92
Vested in 2006	(6)	38.75

Restricted stock at December 31, 2006	613	43.84
Granted in 2007	391	48.43
Canceled in 2007	(21)	45.88
Vested in 2007	(9)	42.06

Restricted stock at December 31, 2007	974	$45.65

As of December 31, 2007, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $20 million, of which $9 million (492 thousand shares) was related to share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

11.	STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

As determined on a U.S. statutory accounting basis, Aflac’s net income was $1.8 billion in 2007, $1.7 billion in 2006 and $1.3 billion in 2005. Capital and surplus was $4.2 billion at both December 31, 2007 and 2006.

Net assets of the insurance subsidiaries aggregated $9.1 billion at December 31, 2007, on a GAAP basis, compared with $9.3 billion a year ago. Aflac Japan accounted for $6.0 billion, or 66.8%, of these net assets, compared with $5.7 billion, or 62.0%, at December 31, 2006.

Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a U.S. statutory accounting basis as of December 31 were as follows:

(In millions)	2007	2006

Net assets on GAAP basis	$9,050	$9,266
Adjustment of carrying values of investments	(1,283)	(2,153)
Elimination of deferred policy acquisition costs	(6,540)	(5,922)
Adjustment to policy liabilities	1,928	1,526
Adjustment to deferred income taxes	1,813	2,124
Other, net	(760)	(655)

Capital and surplus on U.S. statutory accounting basis	$4,208	$4,186

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $2.5 billion at December 31, 2007, and $2.6 billion at December 31, 2006. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2008 in excess of $1.7 billion would require such approval. Dividends declared by Aflac during 2007 were $1.4 billion.

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

	In Dollars			In Yen

(In millions of dollars and billions of yen)	2007	2006	2005	2007	2006	2005

Profit repatriation	$567	$442	$374	67.8	50.0	41.2

12.	BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. At December 31, 2007, other liabilities included a liability for both plans in the amount of $82 million, compared with $102 million a year ago. We plan to make contributions of $20 million to the U.S. plan and $12 million to the Japanese plan in 2008.

On December 31, 2006, we adopted the recognition and disclosure provisions and early adopted the measurement date provisions of SFAS 158. SFAS 158 requires the recognition of the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in our financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs or credits, as applicable, and the unrecognized transition asset remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the past under the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost over future periods consistent with our historical accounting policy for amortizing such amounts. Further, the components of the benefit obligations that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income. Those amounts will also be subsequently recognized as a component of net periodic pension cost as previously described. The adoption of SFAS 158 had no effect on our net earnings for any period presented, and it will not affect our operating results in future periods.

The following table summarizes the amounts included in accumulated other comprehensive income as of December 31.

	2007		2006

(In millions)	Japan	U.S.	Japan	U.S.

Net loss	$36	$47	$35	$62
Prior service cost (credit)	(4)	1	(4)	1
Transition obligation	2	-	2	-

Total	$34	$48	$33	$63

No prior service costs or credits arose during 2007 and the amounts of prior service costs and credits as well as transition obligation amortized to expense were immaterial for the years ended December 31, 2007 and 2006. Amortization of actuarial losses to expense in 2008 is estimated to be $1 million for the Japanese plan and $2 million for the U.S. plan, while the amortization of prior service costs and credits are expected to be negligible.

The following table summarizes the amounts recognized in other comprehensive income for the year ended December 31, 2007.

	2007

(In millions)	Japan	U.S.

Net loss (gain)	$2	$(11)
Amortization of net loss	(1)	(4)

Total	$1	$(15)

Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2007		2006

(In millions)	Japan	U.S.	Japan	U.S.

Projected benefit obligation:
Benefit obligation, beginning of year	$110	$184	$104	$162
Adoption of SFAS 158	-	-	-	3
Service cost	9	10	8	9
Interest cost	3	10	3	9
Actuarial loss (gain)	-	(14)	(1)	4
Benefits paid	(2)	(4)	(3)	(3)
Effect of foreign exchange rate changes	5	-	(1)	-

Benefit obligation, end of year	125	186	110	184

Plan assets:
Fair value of plan assets, beginning of year	66	126	47	95
Adoption of SFAS 158	-	-	-	2
Actual return on plan assets	-	8	3	12
Employer contribution	11	20	20	20
Benefits paid	(2)	(4)	(3)	(3)
Effect of foreign exchange rate changes	4	-	(1)	-

Fair value of plan assets, end of year	79	150	66	126

Funded status	$(46)	$(36)	$(44)	$(58)

Accumulated benefit obligation	$106	$139	$93	$137

The composition of plan assets as of December 31 was as follows:

	2007		2006

	Japan	U.S.	Japan	U.S.

Equity securities	36%	79%	39%	65%
Fixed-income securities	64	17	61	34
Cash and cash equivalents	-	1	-	1
Other	-	3	-	-

Total	100%	100%	100%	100%

Equity securities held by our U.S. plan included $4 million (2.5% of plan assets) of Aflac Incorporated common stock at December 31, 2007, compared with $3 million (2.2% of plan assets) at December 31, 2006. Target asset allocations for U.S. plan assets are 60% to 65% equity securities, 35% to 40% fixed-income securities and 0% to 3% cash and cash equivalents. Target asset allocations for Japanese plan assets are 34% equity securities and 66% fixed-income securities. As discussed below, the investment strategy of our pension plans is long-term in nature.

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

We monitor the U.S. plan’s performance over a three- to five-year period utilizing shorter time frame performance measures to identify trends. We review investment performance and compliance with stated investment policies and practices on a quarterly basis. The specific investment objectives for the U.S. pension plan are: to exceed a composite of asset class target returns, weighted according to the plan’s target asset allocation; and to outperform the median fund from a universe of similarly managed corporate pension funds. Both objectives are measured over a rolling three- to five-year period. We monitor the Japanese plan’s asset allocation and compliance with stated investment policies and practices. The Japanese plan’s performance is reviewed on a quarterly basis by asset allocation. The specific investment objective for the Japanese plan is to outperform the projected long-term rate of return used to determine the Japanese plan’s pension obligation.

Expected future benefit payments for the U.S. and Japanese plans are as follows:

(In millions)	Japan	U.S.

2008	$3	$4
2009	3	4
2010	3	5
2011	4	5
2012	4	6
2013 - 2017	24	38

The components of retirement expense and actuarial assumptions for the Japanese and U.S. pension plans for the years ended December 31 were as follows:

	2007		2006		2005

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$9	$10	$8	$9	$9	$7
Interest cost	3	10	3	9	3	8
Expected return on plan assets	(2)	(10)	(1)	(7)	(1)	(6)
Amortization of net loss	1	4	2	3	2	2

Net periodic benefit cost	$11	$14	$12	$14	$13	$11

Weighted-average actuarial assumptions used in the calculations:
Discount rate - net periodic benefit cost	2.5%	5.5%	2.5%	5.5%	2.5%	6.0%
Discount rate - benefit obligations	2.5	6.0	2.5	5.5	2.5	5.5
Expected long-term return on plan assets	2.5	8.0	2.5	8.0	2.5	8.0
Rate of compensation increase	N/A *	4.0	N/A *	4.0	N/A *	4.0

*	Not applicable

In Japan, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

We base the long-term rate of return on U.S. plan assets on the historical rates of return over the last 15 years and the expectation of similar returns over the long-term investment goals and objectives of U.S. plan assets. We base the long-term rate of return on the Japanese plan assets on the historical rates of return over the last 10 years.

In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $5 million in 2007, $16 million in 2006 and $20 million in 2005. The accrued retirement liability for the unfunded supplemental retirement plans was $204 million at December 31, 2007, compared with $209 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.

Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $45 million in 2007, $40 million in 2006 and $37 million in 2005.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of eight years and an aggregate remaining cost of 24.4 billion yen ($213 million using the December 31, 2007, exchange rate). The second agreement provides distributed computer operations and support for Aflac Japan. It has a remaining term of eight years and an aggregate remaining cost of 30.4 billion yen ($266 million using the December 31, 2007, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 8.8 billion yen ($77 million using the December 31, 2007, exchange rate).

We have entered into two additional outsourcing agreements to provide application maintenance and development services for our Japanese operation. The first agreement with Accenture has a remaining term of six years with an aggregate remaining cost of 4.7 billion yen ($41 million using the December 31, 2007, exchange rate). The second agreement with NTT DATA has a remaining term of three years with an aggregate remaining cost of 1.0 billion yen ($9 million using the December 31, 2007, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2022. Future minimum lease payments due under non-cancelable operating leases at December 31, 2007, were as follows:

(In millions)

2008	$46
2009	22
2010	13
2011	11
2012	10
Thereafter	43

Total future minimum lease payments	$145

In 2005, we announced a multiyear building project for additional office space in Columbus, Georgia. The initial phase was completed in 2007 at a cost of $27 million. The second phase of the expansion is to be completed in 2009 and is expected to cost approximately $48 million.

We are a defendant in various lawsuits considered to be in the normal course of business. Members of our senior legal and financial management teams review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, we believe the outcome of pending litigation will not have a material adverse effect on our financial position, results of operations, or cash flows.

14.	SUPPLEMENTARY INFORMATION

(In millions)	2007	2006	2005

Supplemental disclosures of cash flow information:
Income taxes paid	$416	$569	$360
Interest paid	26	15	21
Impairment losses included in realized investment gains (losses)	22	1	-
Noncash financing activities:
Capitalized lease obligations	1	9	4
Dividends declared	(91)	91	-
Treasury stock issued for:
Associate stock bonus	38	35	33
Shareholder dividend reinvestment	19	15	11
Share-based compensation grants	2	2	1

15.	SUBSEQUENT EVENTS

On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.58 per share for a total purchase price of $757 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and will be held in treasury. Under the agreement, Merrill Lynch plans to purchase shares of our common stock in the open market from time to time until it has acquired a number of shares equivalent to the number of shares we purchased from Merrill Lynch. At the end of this period, we may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of our common stock during the ASR program period. Under the terms of the ASR, we may elect to receive or pay any settlement amount in cash or shares of our common stock at our option. The completion and settlement of the ASR program is expected to occur during the second quarter of 2008, although the settlement may occur before the second quarter at Merrill Lynch’s option.

Unaudited Consolidated Quarterly Financial Data

In management’s opinion, this quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for	March 31,	June 30,	September 30,	December 31,
per-share amounts)	2007	2007	2007	2007

Premium income	$3,156	$3,162	$3,260	$3,395
Net investment income	566	572	592	604
Realized investment gains (losses)	13	15	1	(1)
Other income	16	15	8	20

Total revenues	3,751	3,764	3,861	4,018
Total benefits and expenses	3,115	3,129	3,219	3,433

Earnings before income taxes	636	635	642	585
Total income tax	220	220	222	203

Net earnings	$416	$415	$420	$382

Net earnings per basic share	$.85	$.85	$.86	$.79
Net earnings per diluted share	.84	.84	.85	.78

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Premium income	$3,005	$3,093	$3,102	$3,114
Net investment income	524	542	548	557
Realized investment gains	14	50	11	5
Other income	16	12	11	11

Total revenues	3,559	3,697	3,672	3,687
Total benefits and expenses	2,984	3,073	3,115	3,180

Earnings before income taxes	575	624	557	507
Total income tax	200	216	190	175

Net earnings	$375	$408	$367	$332

Net earnings per basic share	$.75	$.82	$.74	$.67
Net earnings per diluted share	.74	.81	.73	.67

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2007 and 2006.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.

(b) Attestation Report of the Registered Public Accounting Firm.

The Attestation Report of the Registered Public Accounting Firm on internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2008, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

Refer to the Information Contained in the Proxy
Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. Executive Officers - see Part I, Item 4 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit Committee; Audit Committee Report; The Corporate Governance Committee; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION.	Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2007 Summary Compensation Table; 2007 Grants of Plan-Based Awards; 2007 Outstanding Equity Awards at Fiscal Year- End; 2007 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	Voting Securities; Principal Holders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

III-1

Refer to the Information Contained in the Proxy
Statement under Captions (filed electronically)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	5. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

III-2

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)	EXHIBIT INDEX

3.0		-	Articles of Incorporation, as amended - incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended - incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4		-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 - incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2	*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007 - incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).
10.3	*	-	Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated December 6, 2007.
10.4	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 - incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.5	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 -incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).
10.6	*	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated June 27, 2007 - incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).
10.7	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 - incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.8	*	-	Aflac Incorporated Sales Incentive Plan.
10.9	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 - incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.10	*	-	Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.12	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.13	*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.14	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 - incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.15	*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.16	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 - incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.17	*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.26	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 -incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.27	*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.28	*	-	Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.29	*	-	Aflac Employment Agreement with Hidefumi Matsui, dated January 1, 1995 - incorporated by reference from 1994 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.30	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 -incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.31	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 -incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.32	*	-	Aflac Consulting Arrangement with E. Stephen Purdom - incorporated by reference from 2006 Form 10-K, Exhibit 10.28 (File No. 001-07434).
10.33	*	-	Aflac Consulting Arrangement with E. Stephen Purdom.
11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21		-	Subsidiaries.
23		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135324 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 33-64535 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135327 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
31.1		-	Certification of CEO dated February 28, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated February 28, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO dated February 28, 2008, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *Management contract or compensatory plan or agreement

(c) FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

The shareholders and board of directors of Aflac Incorporated:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2007, and 2006, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2007, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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
February 28, 2008

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,

(In millions)	2007	2006	2005

Revenues:
Dividends from subsidiaries*	$1,363	$667	$528
Management and service fees from subsidiaries*	80	68	73
Investment income	31	16	14
Interest from subsidiaries*	6	5	5
Realized investment gains (losses)	4	-	-
Change in fair value of the interest rate component of the cross-currency swaps	-	-	(15)
Other income (loss)	-	2	2

Total revenues	1,484	758	607

Operating expenses:
Interest expense	21	17	20
Other operating expenses	57	59	57

Total operating expenses	78	76	77

Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,406	682	530
Income tax expense (benefit):
Current	1	-	2
Deferred	(2)	(2)	(40)

Total income taxes	(1)	(2)	(38)

Earnings before equity in undistributed earnings of subsidiaries	1,407	684	568
Equity in undistributed earnings of subsidiaries*	227	799	915

Net earnings	$1,634	$1,483	$1,483

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,

(In millions, except for share and per-share amounts)	2007	2006

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $109 in 2007 and $103 in 2006)	$105	$102
Investments in subsidiaries*	9,127	9,341
Other investments	8	9
Cash and cash equivalents	1,034	503

Total investments and cash	10,274	9,955
Due from subsidiaries*	90	65
Other assets	66	50

Total assets	$10,430	$10,070

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$1,457	$1,415
Employee benefit plans	170	175
Income taxes	(66)	12
Other liabilities	74	127

Total liabilities	1,635	1,729

Shareholders’ Equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 658,604 shares in 2007 and 655,715 shares in 2006	66	66
Additional paid-in capital	1,054	895
Retained earnings	10,637	9,304
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	129	54
Unrealized gains on investment securities	874	1,450
Pension liability adjustment	(69)	(78)
Treasury stock, at average cost	(3,896)	(3,350)

Total shareholders’ equity	8,795	8,341

Total liabilities and shareholders’ equity	$10,430	$10,070

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,

(In millions)	2007	2006	2005

Cash flows from operating activities:
Net earnings	$1,634	$1,483	$1,483
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(227)	(799)	(915)
Other, net	26	23	3

Net cash provided by operating activities	1,433	707	571

Cash flows from investing activities:
Fixed maturity securities sold	8	-	-
Fixed maturity securities purchased	(14)	(4)	(100)
Other investments sold (purchased)	(1)	-	1
Other, net	1	-	1

Net cash used by investing activities	(6)	(4)	(98)

Cash flows from financing activities:
Purchases of treasury stock	(606)	(470)	(438)
Proceeds from borrowings	242	382	360
Principal payments under debt obligations	(242)	(355)	(261)
Dividends paid to shareholders	(373)	(258)	(209)
Treasury stock reissued	85	77	83
Proceeds from exercise of stock options	24	15	17
Net change in amount due to/from subsidiaries*	(26)	7	100
Other, net	-	5	10

Net cash used by financing activities	(896)	(597)	(338)

Net change in cash and cash equivalents	531	106	135
Cash and cash equivalents, beginning of year	503	397	262

Cash and cash equivalents, end of year	$1,034	$503	$397

*Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income

	Years ended December 31,

(In millions)	2007	2006	2005

Net earnings	$1,634	$1,483	$1,483

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year - parent only	65	(1)	18
Equity in change in unrealized foreign currency translation gains (losses) of subsidiaries during year	(73)	(11)	26
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during year - parent only	(2)	(2)	1
Equity in unrealized gains (losses) on investment securities held by subsidiaries	(846)	(640)	(539)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(28)	(79)	(262)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during year	(1)	-	-
Pension liability adjustment during year	14	5	(13)

Total other comprehensive income (loss) before income taxes	(871)	(728)	(769)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(379)	(241)	(115)

Other comprehensive income (loss), net of income taxes	(492)	(487)	(654)

Total comprehensive income (loss)	$1,142	$996	$829

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

(A)	Notes Payable

A summary of notes payable as of December 31 follows:

(In millions)	2007	2006

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	131	126
2.26% notes due September 2016 (principal amount 10 billion yen)	88	84
Variable interest rate notes due September 2011 (1.32% at December 2007, principal amount 20 billion yen)	175	168
Yen-denominated Samurai notes:
.96% notes paid June 2007 (principal amount 30 billion yen)	-	252
.71% notes due July 2010 (principal amount 40 billion yen)	350	336
1.87% notes due June 2012 (principal amount 30 billion yen)	263	-

Total notes payable	$1,457	$1,416

The aggregate contractual maturities of notes payable during each of the years after December 31, 2007, are as follows:

(In millions)

2008	$-
2009	450
2010	350
2011	306
2012	263
Thereafter	88

Total	$1,457

For further information regarding notes payable, see Note 7 of the Notes to the Consolidated Financial Statements.

(B)	Derivatives

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

(D)	Dividend Restrictions

See Note 11 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E)	Supplemental Disclosures of Cash Flow Information

(In millions)	2007	2006	2005

Interest paid	$21	$17	$20
Noncash financing activities:
Dividends declared	(91)	91	-
Treasury shares issued	19	15	11

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries
Years Ended December 31,

	Deferred Policy	Future Policy		Other
	Acquisition	Benefits & Unpaid	Unearned	Policyholders’
(In millions)	Costs	Policy Claims	Premiums	Funds

2007:
Aflac Japan	$4,269	$42,314	$584	$1,797
Aflac U.S.	2,385	5,814	109	56
All other	-	2	-	-

Total	$6,654	$48,130	$693	$1,853

2006:
Aflac Japan	$3,857	$38,021	$538	$1,512
Aflac U.S.	2,168	5,207	106	52
All other	-	3	1	-

Total	$6,025	$43,231	$645	$1,564

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

		Net		Amortization of	Other
	Premium	Investment	Benefits and	Deferred Policy	Operating	Premiums
(In millions)	Revenue	Income	Claims	Acquisition Costs	Expenses	Written

2007:
Aflac Japan	$9,037	$1,801	$6,935	$318	$1,791	$9,069
Aflac U.S.	3,936	500	2,350	322	1,081	3,946
All other	-	32	-	-	97	-

Total	$12,973	$2,333	$9,285	$640	$2,969	$13,015

2006:
Aflac Japan	$8,762	$1,688	$6,847	$284	$1,691	$8,834
Aflac U.S.	3,552	465	2,169	290	983	3,562
All other	-	18	-	-	88	-

Total	$12,314	$2,171	$9,016	$574	$2,762	$12,396

2005:
Aflac Japan	$8,745	$1,635	$6,898	$284	$1,715	$8,854
Aflac U.S.	3,245	421	1,991	258	902	3,250
All other	-	14	-	-	88	-

Total	$11,990	$2,071	$8,890	$542	$2,705	$12,104

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV
REINSURANCE

Aflac Incorporated and Subsidiaries
Years Ended December 31,

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
(In millions)	Amount	Companies	companies	Amount	to Net

2007:
Life insurance in force	$98,027	$2,884	$-	$95,143	-%

Premiums:
Health insurance	$11,653	$3	$-	$11,650	-%
Life insurance	1,335	12	-	1,323	-

Total earned premiums	$12,988	$15	$-	$12,973	-%

2006:
Life insurance in force	$87,855	$2,515	$-	$85,340	-%

Premiums:
Health insurance	$11,100	$-	$-	$11,100	-%
Life insurance	1,224	10	-	1,214	-

Total earned premiums	$12,324	$10	$-	$12,314	-%

2005:
Life insurance in force	$80,610	$2,263	$-	$78,347	-%

Premiums:
Health insurance	$10,851	$-	$-	$10,851	-%
Life insurance	1,148	9	-	1,139	-

Total earned premiums	$11,999	$9	$-	$11,990	-%

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

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 28, 2008

(Daniel P. Amos) Chief Executive Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kriss Cloninger III (Kriss Cloninger III)	President, Chief Financial Officer, Treasurer and Director	February 28, 2008

/s/ Ralph A. Rogers, Jr. (Ralph A. Rogers, Jr.)	Senior Vice President, Financial Services, Chief Accounting Officer	February 28, 2008

/s/ J. Shelby Amos II (J. Shelby Amos II)	Director	February 28, 2008

/s/ Paul S. Amos II (Paul S. Amos II)	Director	February 28, 2008

/s/ Yoshiro Aoki (Yoshiro Aoki)	Director	February 28, 2008

/s/ Michael H. Armacost (Michael H. Armacost)	Director	February 28, 2008

/s/ Joe Frank Harris (Joe Frank Harris)	Director	February 28, 2008

/s/ Elizabeth J. Hudson (Elizabeth J. Hudson)	Director	February 28, 2008

/s/ Kenneth S. Janke Sr. (Kenneth S. Janke Sr.)	Director	February 28, 2008

/s/ Douglas W. Johnson (Douglas W. Johnson)	Director	February 28, 2008

/s/ Robert B. Johnson (Robert B. Johnson)	Director	February 28, 2008

/s/ Charles B. Knapp (Charles B. Knapp)	Director	February 28, 2008

/s/ E. Stephen Purdom (E. Stephen Purdom)	Director	February 28, 2008

/s/ Barbara K. Rimer (Barbara K. Rimer)	Director	February 28, 2008

/s/ Marvin R. Schuster (Marvin R. Schuster)	Director	February 28, 2008

/s/ David G. Thompson (David G. Thompson)	Director	February 28, 2008

/s/ Robert L. Wright (Robert L. Wright)	Director	February 28, 2008