Form 10-Q
period 2008-03-31
AFLAC INC
filed 2008-05-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐           Smaller reporting company ☐
                              (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 2, 2008

Common Stock, $.10 Par Value	475,337,623 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The March 31, 2008, and 2007, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on page 2.

Report of Independent Registered Public Accounting Firm
     The shareholders and board of directors of Aflac Incorporated:
     We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2008, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2007, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
May 8, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2008	2007

Revenues:
Premiums, principally supplemental health insurance	$3,635	$3,156
Net investment income	627	566
Realized investment gains (losses)	(7)	13
Other Income	12	16

Total revenues	4,267	3,751

Benefits and expenses:
Benefits and claims	2,538	2,258
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	192	154
Insurance commissions	358	329
Insurance expenses	413	337
Interest expense	7	8
Other operating expenses	33	29

Total acquisition and operating expenses	1,003	857

Total benefits and expenses	3,541	3,115

Earnings before income taxes	726	636
Income taxes	252	220

Net earnings	$474	$416

Net earnings per share:
Basic	$.99	$.85
Diluted	.98	.84

Common shares used in computing earnings per share (In thousands):
Basic	478,138	490,554
Diluted	484,417	496,658

Cash dividends per share	$.24	$.185

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
(In millions)	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $32,875 in 2008 and $29,399 in 2007)	$33,290	$30,511
Perpetual debentures (amortized cost $4,703 in 2008 and $4,272 in 2007)	4,241	4,095
Equity securities (cost $18 in 2008 and $16 in 2007)	23	22
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $18,619 in 2008 and $16,191 in 2007)	19,723	16,819
Perpetual debentures (fair value $4,425 in 2008 and $3,934 in 2007)	4,532	3,985
Other investments	71	61
Cash and cash equivalents	908	1,563

Total investments and cash	62,788	57,056
Receivables, primarily premiums	665	732
Accrued investment income	569	561
Deferred policy acquisition costs	7,354	6,654
Property and equipment, at cost less accumulated depreciation	548	496
Other	345	306

Total assets	$72,269	$65,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2008	2007
(In millions, except for share and per-share amounts)	(Unaudited)

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$52,142	$45,675
Unpaid policy claims	2,694	2,455
Unearned premiums	781	693
Other policyholders’ funds	2,179	1,853

Total policy liabilities	57,796	50,676
Notes payable	1,606	1,465
Income taxes	2,097	2,531
Payables for return of cash collateral on loaned securities	991	808
Other	1,645	1,530
Commitments and contingent liabilities (Note 9)

Total liabilities	64,135	57,010

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,000,000 shares; issued 659,197 shares in 2008 and 658,604 shares in 2007	66	66
Additional paid-in capital	1,090	1,054
Retained earnings	10,997	10,637
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	463	129
Unrealized gains on investment securities	235	874
Pension liability adjustment	(71)	(69)
Treasury stock, at average cost	(4,646)	(3,896)

Total shareholders’ equity	8,134	8,795

Total liabilities and shareholders’ equity	$72,269	$65,805

Shareholders’ equity per share	$17.12	$17.37

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions, except for per-share amounts - Unaudited)	2008	2007

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,054	895
Exercise of stock options, including income tax benefits	17	11
Share-based compensation	7	8
Gain on treasury stock reissued	12	10

Balance, end of period	1,090	924

Retained earnings:
Balance, beginning of period	10,637	9,304
Net earnings	474	416
Dividends to shareholders ($.24 per share in 2008 and $.185 per share in 2007)	(114)	—

Balance, end of period	10,997	9,720

Accumulated other comprehensive income:
Balance, beginning of period	934	1,426
Change in unrealized foreign currency translation gains during period, net of income taxes	334	10
Change in unrealized (losses) on investment securities during period, net of income taxes	(639)	(79)
Pension liability adjustment during period, net of income taxes	(2)	—

Balance, end of period	627	1,357

Treasury stock:
Balance, beginning of period	(3,896)	(3,350)
Purchases of treasury stock	(764)	(241)
Cost of shares issued	14	13

Balance, end of period	(4,646)	(3,578)

Total shareholders’ equity	$8,134	$8,489

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2008	2007

Cash flows from operating activities:
Net earnings	$474	$416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	134	39
Increase in deferred policy acquisition costs	(102)	(97)
Increase in policy liabilities	783	796
Change in income tax liabilities	(117)	59
Realized investment (gains) losses	7	(13)
Other, net	17	(24)

Net cash provided by operating activities	1,196	1,176

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	192	284
Fixed maturities matured or called	232	305
Perpetual debentures sold	99	3
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(1,156)	(1,359)
Securities held to maturity:
Fixed maturities	(550)	(686)
Cash received as collateral on loaned securities, net	97	174
Other, net	(16)	(9)

Net cash used by investing activities	$(1,102)	$(1,288)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2008	2007

Cash flows from financing activities:
Purchases of treasury stock	$(764)	$(241)
Change in investment-type contracts, net	60	53
Dividends paid to shareholders	(109)	(86)
Treasury stock reissued	9	8
Principal payments under debt obligations	(1)	(1)
Other, net	16	8

Net cash used by financing activities	(789)	(259)

Effect of exchange rate changes on cash and cash equivalents	40	2

Net change in cash and cash equivalents	(655)	(369)
Cash and cash equivalents, beginning of period	1,563	1,203

Cash and cash equivalents, end of period	$908	$834

Supplemental disclosures of cash flow information:
Income taxes paid	$295	$155
Interest paid	5	3
Noncash financing activities:
Treasury shares issued for:
Associate stock bonus	10	8
Shareholder dividend reinvestment	5	5
Shared-based compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions - Unaudited)	2008	2007

Net earnings	$474	$416

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	77	(10)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(957)	(106)
Reclassification adjustment for realized (gains) losses included in net earnings	7	(13)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(1)	—
Pension liability adjustment during period	(4)	—

Total other comprehensive income (loss) before income taxes	(878)	(129)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(571)	(60)

Other comprehensive income (loss), net of income taxes	(307)	(69)

Total comprehensive income (loss)	$167	$347

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data — Unaudited)
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2008, and December 31, 2007, and the consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2008, and 2007. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2007.
New Accounting Pronouncements:
     In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information in consolidated financial statements of reporting entities that hold noncontrolling interests in one or more subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. The majority of the provisions of this standard apply only to entities that elect the fair value option (FVO). The FVO may be applied to eligible items on an instrument-by-instrument basis; is irrevocable unless a new election date occurs; and may only be applied to an entire financial instrument, and not portions thereof. This standard requires a business enterprise to report unrealized gains and losses on items for which the FVO has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted under limited circumstances. In connection with our adoption of SFAS 159 as of January 1, 2008, we did not elect the FVO for any of our financial assets or liabilities. Accordingly, the adoption of this standard did not have any impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data corroborated by independent sources while unobservable inputs reflect market assumptions that are not observable in an active market or are developed internally. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market.
     This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.
     Recent accounting guidance not discussed above is not applicable to our business.

     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
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

(In millions)	2008	2007

Revenues:
Aflac Japan:
Earned premiums	$2,585	$2,196
Net investment income	496	436
Other income	(1)	9

Total Aflac Japan	3,080	2,641

Aflac U.S.:
Earned premiums	1,050	961
Net investment income	123	122
Other income	3	2

Total Aflac U.S.	1,176	1,085

Other business segments	10	9

Total business segment revenues	4,266	3,735
Realized investment gains (losses)	(7)	13
Corporate	29	29
Intercompany eliminations	(21)	(26)

Total revenues	$4,267	$3,751

(In millions)	2008	2007

Pretax earnings:
Aflac Japan	$554	$465
Aflac U.S.	191	169
Other business segments	(3)	—

Total business segments	742	634
Interest expense, noninsurance operations	(7)	(5)
Corporate and eliminations	(7)	(6)

Pretax operating earnings	728	623
Realized investment gains (losses)	(7)	13
Impact from SFAS 133	5	—

Total earnings before income taxes	$726	$636

Income taxes applicable to pretax operating earnings	$253	$216
Effect of foreign currency translation on operating earnings	25	(4)

     Assets were as follows:

	March 31,	December 31,
(In millions)	2008	2007

Assets:
Aflac Japan	$61,326	$54,153
Aflac U.S.	10,483	10,415
Other business segments	124	117

Total business segments	71,933	64,685
Corporate	9,817	10,364
Intercompany eliminations	(9,481)	(9,244)

Total assets	$72,269	$65,805

3. INVESTMENTS
     During the quarter ended March 31, 2008, we realized pretax investment losses of $7 million (after-tax, $4 million, or $.01 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business compared with realized pretax gains of $13 million (after-tax, $9 million, or $.02 per diluted share) for the quarter ended March 31, 2007. Impairment charges were immaterial during the three months ended March 31, 2008 and 2007.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	March 31,	December 31,
(In millions)	2008	2007

Unrealized gains (losses) on securities available for sale	$(42)	$941
Unamortized unrealized gains on securities transferred to held to maturity	376	343
Deferred income taxes	(99)	(410)

Shareholders’ equity, net unrealized gains on investment securities	$235	$874

     As a result of result of widening credit spreads globally and to a lesser extent, foreign exchange rates, the unrealized gains on securities available for sale have declined during the period reflecting an unrealized loss as of March 31, 2008.
     Our total investment in the banks and financial institutions sector including those classified as perpetual debentures as of March 31, 2008 is $25,911 million, or 43% of our total investment portfolio at fair value ($27,407 million, or 44% at amortized cost) compared with $23,348 million, or 43% of our total investment portfolio at fair value ($23,941 million, or 44% at amortized cost) as of December 31, 2007. We invest in the top financial institutions globally because we believe this sector has a very desirable risk profile. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures.
     The following table reflects the market value of our aggregate investments in the banks and financial institutions sector that are in an unrealized loss position as a percentage of the market value of our total investments across all sectors that are in an unrealized loss position and the respective unrealized losses in the banks and financial institutions sector as a percentage of total unrealized losses across all sectors of our investment portfolio.

	2008		2007
	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	36%	39%	40%	41%
Perpetual debentures	16%	22%	14%	22%

Total	52%	61%	54%	63%

     Ford Motor Credit (FMC) is a wholly owned subsidiary of Ford Motor Company. The unrealized loss on Aflac Japan’s $299 million (30.0 billion yen) investment in FMC increased $47 million to $95 million during the period as compared to $48 million at December 31, 2007. The increase in the unrealized loss for FMC related to foreign currency is $12 million. The remaining increase in the unrealized loss on FMC is related to sharply lower reported earnings in 2007, compared with 2006 due to higher borrowing and other operating costs in 2007 and widening credit spreads globally as a result of the contraction in the liquidity in the global capital markets over the past several quarters. However, FMC remains profitable with substantial stand-alone liquidity and a stable credit outlook. Accordingly, based on our reviews of FMC, we believe we will collect all amounts due under the contractual terms of our investment. Because we have the ability and intent to hold this investment until a recovery of fair value, which may be maturity, we do not consider this investment to be other than temporarily impaired as of March 31, 2008.
     For further information on unrealized losses on debt securities, see Note 3 to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.
     As part of our investment activities, we own investments in qualified special purpose entities (QSPEs). At March 31, 2008, available-for-sale QSPEs totaled $3.8 billion at fair value ($3.9 billion at amortized cost, or 6.4% of total debt securities), compared with $3.2 billion at fair value ($3.3 billion at amortized cost, or 6.0% of total debt securities) at December 31, 2007. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     We also own investments in variable interest entities (VIEs). We are the primary beneficiary of VIEs totaling $1.5 billion at fair value ($1.8 billion at amortized cost) and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities held by these VIEs mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations.
     We have interests in VIEs in which we are not the primary beneficiary and are therefore not required to consolidate totaling $.9 billion at fair value ($1.1 billion at amortized cost) as of March 31, 2008. Included in these VIEs are collateralized debt obligations (CDOs) totaling $427 million at fair value ($660 million at amortized cost) as of March 31, 2008. The assets and funding of these VIEs are generally static in nature. The VIEs are limited to holding the underlying collateral and credit default swap (CDS) contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investment therein. The underlying collateral and the reference corporate entities covered by the CDS contracts are all investment grade at the time of issuance. These VIEs do not rely on outside or ongoing forms of funding to support their activities beyond the underlying collateral and CDS contracts. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2006 and we have continued to invest in this type of financing vehicle from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.

     The remaining VIEs that we are not required to consolidate totaled $449 million at fair value ($469 million at amortized cost) at March 31, 2008. Our investment in these VIEs is limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are used to raise financing for their parent companies in the international capital markets. These VIEs do not rely on outside or ongoing forms of funding to support their activities beyond the guarantees of their corporate parents. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2004 and we have continued to invest in these financing vehicles from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2008, we had security loans outstanding with a fair value of $965 million, and we held cash in the amount of $991 million as collateral for these loaned securities. At December 31, 2007, we had security loans outstanding with a fair value of $790 million, and we held cash in the amount of $808 million as collateral for these loaned securities.
     During the first quarter of 2007, we reclassified an investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant deterioration in the issuer’s credit worthiness. At the date of transfer, this debt security had an amortized cost of $169 million and an unrealized loss of $8 million. We sold the security at a realized gain of $12 million in the first quarter of 2007.
     For additional information, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
4. FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes and interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The components of the fair value of the cross-currency and interest-rate swap agreements were reflected as an asset or (liability) in the balance sheet as follows:

	March 31,	December 31,
(In millions)	2008	2007

Interest rate component	$11	$7
Foreign currency component	(108)	(47)
Accrued interest component	10	5

Total fair value of cross-currency and interest-rate swaps	$(87)	$(35)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2008	2007

Balance, beginning of period	$(47)	$(17)
Increase (decrease) in fair value of cross-currency swaps	(51)	2
Interest rate component not qualifying for hedge accounting reclassified to net earnings	(10)	(6)

Balance, end of period	$(108)	$(21)

     The fair value of the interest-rate swap agreements and related changes in fair value, included in accumulated other comprehensive income, were immaterial during the three-month period ended March 31, 2008 and year ended December 31, 2007.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuations techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. The following table presents the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis as of March 31, 2008.

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities	$8,567	$24,623	$100	$33,290
Perpetual debentures	—	4,241	—	4,241
Equity securities	19	—	4	23

Total assets	$8,586	$28,864	$104	$37,554

Liabilities:
Cross-currency and interest-rate swaps	—	87	—	87

Total liabilities	$—	$87	$—	$87

     The fair value of our fixed maturities and equity securities categorized as Level 1 is based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us.
     The fair value of our fixed maturities and perpetual debentures categorized as Level 2 is determined using three techniques depending on the source and availability of market inputs. Approximately 41% of these securities is valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 44% of our Level 2 fixed maturities and perpetual debentures is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data tables obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For the remaining Level 2 fixed maturities and perpetual debentures that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from a minimum of three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our cross-currency and interest-rate swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest and foreign currency rates and remaining duration.
     The fair value of our fixed maturities classified as Level 3 consist principally of collateralized debt obligations for which there are limited or no observable valuation inputs. We estimate the fair value of our Level 3 fixed maturities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other than temporarily impaired, we write them down to their estimated fair value at that time.
     The following table presents the changes in our securities available for sale classified as Level 3 for the three months ended March 31, 2008.

	Fixed	Equity
(In millions)	maturities	securities	Total

Balance, beginning of period	$109	$3	$112
Net unrealized gains included in other comprehensive income	(9)	1	(8)

Balance, end of period	$100	$4	$104

     There were no gains or losses included in net realized losses attributable to the change in unrealized gains or losses during the period relating to assets still held.
     For additional information on our cross-currency and interest-rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.

5. NOTES PAYABLE
     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2008	2007

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	150	131
2.26% notes due September 2016 (principal amount 10 billion yen)	100	88
Variable interest rate notes due September 2011 (1.25% at March 31, 2008, principal amount 20 billion yen)	200	175
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	399	350
1.87% notes due June 2012 (principal amount 30 billion yen)	299	263
Capitalized lease obligations payable through 2013	8	8

Total notes payable	$1,606	$1,465

     We were in compliance with all of the covenants of our notes payable at March 31, 2008. No events of default or defaults occurred during the three months ended March 31, 2008.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the three-month periods ended March 31.

(In thousands of shares)	2008	2007

Common stock — issued:
Balance, beginning of period	658,604	655,715
Exercise of stock options and issuance of restricted shares	593	573

Balance, end of period	659,197	656,288

Treasury stock:
Balance, beginning of period	172,074	163,165
Purchases of treasury stock:
Open market	12,500	5,062
Other	103	—
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(324)	(357)
Exercise of stock options	(177)	(297)
Other	(70)	(117)

Balance, end of period	184,106	167,456

Shares outstanding, end of period	475,091	488,832

     We exclude outstanding restricted-share-based awards from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended March 31, 2008,

stock options to purchase approximately 800 thousand shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.7 million for the quarter ended March 31, 2007.
     In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of March 31, 2008, approximately 43.1 million shares were available for purchase under our share repurchase programs.
     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.58 ($60.61 including commissions) per share for a total purchase price of $757 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. Under the agreement, Merrill Lynch plans to purchase shares of our common stock in the open market over the life of the agreement. At the end of this period, we may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of our common stock during the ASR program period. Under the terms of the ASR we may elect to receive or pay any settlement amount in cash or shares of our common stock at our option. The settlement of the ASR program is expected to occur during the second quarter of 2008. The dilutive impact of the settlement of the ASR contract was insignificant as of March 31, 2008, and has been included in the calculation of weighted average shares outstanding for the quarter then ended.
7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan is a stock option plan, which allows for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007 (although options granted before that date remain outstanding in accordance with their terms). The second plan is a long-term incentive compensation plan that allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At March 31, 2008, approximately 21.2 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
     The following table provides information on stock options outstanding and exercisable at March 31, 2008.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding	17,134	$36.64
Exercisable	13,188	32.30

     As of March 31, 2008, the aggregate intrinsic value of stock options outstanding was $485 million, with a weighted-average remaining term of 5.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $431 million, with a weighted-average remaining term of 4.6 years. We received cash from the exercise of stock options in the amount of $13 million during the first quarter of 2008, compared with $12 million in the first quarter of 2007. The tax benefit realized as a result of stock option exercises and restricted stock releases was $11 million in the first quarter of 2008, and $6 million in the first quarter of 2007.

     As of March 31, 2008, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $33 million, of which $16 million (503 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.
     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 10 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.
8. BENEFIT PLANS

	2008		2007
(In millions)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$2	$2	$3
Interest cost	1	3	1	3
Expected return on plan assets	(1)	(3)	—	(3)
Amortization of net actuarial loss	—	1	—	1

Net periodic benefit cost	$3	$3	$3	$4

     During the three months ended March 31, 2008, Aflac Japan contributed approximately $3 million (using the March 31, 2008, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.
     For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
9. COMMITMENTS AND CONTINGENT LIABILITIES
     We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of eight years and an aggregate remaining cost of 23.5 billion yen ($234 million using the March 31, 2008, exchange rate). The second agreement provides distributed computer operations and support for Aflac Japan. It has a term of eight years and an aggregate cost of 29.4 billion yen ($293 million using the March 31, 2008, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a term of four years and a remaining aggregate cost of 8.3 billion yen ($83 million using the March 31, 2008, exchange rate).
     We have entered into two additional outsourcing agreements to provide application maintenance and development services for our Japanese operation. The first agreement with Accenture has a remaining term of seven years with an aggregate remaining cost of 6.8 billion yen ($67 million using the March 31, 2008, exchange rate). The second agreement with NTT DATA has a remaining term of three years with an aggregate remaining cost of .9 billion yen ($9 million using the March 31, 2008, exchange rate).
     We lease office space and equipment under various agreements that expire in various years through 2022. For further information regarding lease commitments, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2007, to March 31, 2008. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2007.
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
     In 2007, our unpaid policy claims liability for prior years declined by approximately $400 million.
     More than 70% of the release of our unpaid policy claims liability resulted from IBNR that is estimated using a claim cost and completion factor method. During the first 12 months after a claim is incurred, we estimate the ultimate cost of the claim based on initial expected claim cost factors that reflect our experience in prior periods. In the thirteenth month after incurral, we change the estimating basis to a completion factor method because the actual cash payments to date for claims 13 or more months old are deemed to have sufficient credibility on which to base the remaining liability estimate. Prior to the thirteenth month, the historical claim cost method is deemed to have more credibility. The difference in estimate between the two methods is routinely recognized in our financial statements in the thirteenth month after a claim is incurred.
     For the past several years, we have experienced a downward trend in our current period hospitalization claim costs, primarily in Japan. For this reason, our claim cost estimate as of December 31, 2006, was high. Redundancy or insufficiency is initially recognized when the claims reach the thirteenth month after incurral. More than 75% of the 2007 release of prior period claim liability was related to claims incurred in 2006. The remainder was related to claims incurred prior to 2006.
     If the downward trend in hospital claim costs continues, we will expect to see a release in the unpaid policy claims liability for prior years during 2008 that is similar to what we experienced in 2007. However, if claim trends stabilize or deteriorate, then the unpaid policy claims liability for prior years could have a much smaller release or an increase.
      There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2008. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2007.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
     We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. The vast majority of our financial instruments subject to the classification provisions of SFAS 157 relate to our investment securities classified as securities available for sale in our investment portfolio.
     We determine the value of our securities available for sale using several sources or techniques based on the type and nature of the investment securities. For those securities classified as Level 1, we obtain quoted market prices in the active market in which they are traded.
     For those securities classified as level 2, we first obtain quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

     For those Level 2 securities not quoted by our custodian, we estimate fair values based on a discounted cash flow (DCF) pricing model that uses observable market inputs from both active and inactive markets to determine the estimated fair value of the security. The estimated fair values developed by the DCF pricing model are most sensitive to the credit spreads and, consequently, the discount rate used in the model. Credit spreads are derived based on pricing sheets obtained from brokers and pricing services and take into account the current yield curve, remaining duration and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing model periodically by using the model to price securities for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For those securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from a minimum of three brokers and use the average of the quotes to estimate the fair value of the security.
     Our investment in securities classified as Level 3 is not significant. The fair value of our securities classified as Level 3 is estimated by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable.
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values from each of the sources described above for consistency from month to month and based on current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 3 to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of March 31, 2008.
     For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2007.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the three-month periods ended March 31.
Items Impacting Net Earnings

	In Millions		Per Diluted Share
	2008	2007	2008	2007

Net earnings	$474	$416	$.98	$.84
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(4)	9	(.01)	.02
Impact from SFAS 133	3	—	.01	—

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment losses in the first quarter of 2008 and realized investment gains in the same period in 2007 primarily resulted from sales transactions in the normal course of business.
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
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-month period ended March 31, 2008; therefore, there was no impact on net earnings.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest-rate swaps. These hedges were effective during the three-month period ended March 31, 2008; therefore, there was no impact on net earnings.

     For additional information, see the Impact from SFAS 133 section of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
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
     Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. As a result, we view foreign currency translation as a financial reporting issue for Aflac and not an economic event to our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance excluding the impact of foreign currency.
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the three-month period ended March 31, 2008, compared with 34.6% for the same period in 2007.
Earnings Guidance
     We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses, the impact from SFAS 133 and nonrecurring items. We also assume no impact from foreign currency on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.
     Subject to the preceding assumptions and first quarter results, our objective for 2008 is to increase net earnings per diluted share by 14% to 15% over 2007, narrowing our previously communicated objective of a 13% to 15% increase in net earnings per diluted share. If we achieve this objective, the following table shows the likely results for 2008 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2008 Net Earnings Per Share (EPS) Scenarios*

Weighted-
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2007	on EPS

100.00	$4.06 – 4.09	24.2 – 25.1%	$.33
105.00	3.95 – 3.98	20.8 – 21.7	.22
110.00	3.86 – 3.89	18.0 – 19.0	.13
115.00	3.78 – 3.81	15.6 – 16.5	.05
117.93 **	3.73 – 3.76	14.1 – 15.0	—
120.00	3.70 – 3.73	13.1 – 14.1	(.03)
125.00	3.63 – 3.66	11.0 – 11.9	(.10)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2008 and 2007

**	Actual 2007 weighted-average exchange rate
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
Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2008	2007

Premium income	$2,585	$2,196
Net investment income:
Yen-denominated investment income	315	267
Dollar-denominated investment income	181	169

Net investment income	496	436
Other income	(1)	9

Total operating revenues	3,080	2,641

Benefits and claims	1,922	1,686
Operating expenses:
Amortization of deferred policy acquisition costs	96	74
Insurance commissions	239	209
Insurance and other expenses	269	207

Total operating expenses	604	490

Total benefits and expenses	2,526	2,176

Pretax operating earnings*	$554	$465

Weighted-average yen/dollar exchange rate	105.06	119.48

	In Dollars		In Yen

Percentage change over previous period:	2008	2007	2008	2007

Premium income	17.7%	2.6%	3.6%	4.9%
Net investment income	13.7	6.9	.2	9.2
Total operating revenues	16.6	3.4	2.7	5.7
Pretax operating earnings*	19.2	9.3	4.8	11.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 3.7% to 1.13 trillion yen as of March 31, 2008, compared with 1.09 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $11.3 billion at March 31, 2008, compared with $9.3 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan’s investment income in the first three months of 2008, compared with 39% a year ago. In periods when the yen strengthens in relation to the dollar, as it did in the first quarter of 2008, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 40% of Aflac Japan’s investment income during the first three months of 2008. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
Three Months Ended March 31,
(Yen Operating Results)

	Including Foreign Currency Changes		Excluding Foreign Currency Changes

	2008	2007	2008	2007

Net investment income	.2%	9.2%	5.1%	8.3%
Total operating revenues	2.7	5.7	3.8	5.5
Pretax operating earnings*	4.8	11.8	10.6	11.0

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues, in dollars:	2008	2007

Benefits and claims	62.4%	63.9%
Operating expenses:
Amortization of deferred policy acquisition costs	3.1	2.8
Insurance commissions	7.7	7.9
Insurance and other expenses	8.8	7.8

Total operating expenses	19.6	18.5
Pretax operating earnings*	18.0	17.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. The operating expense ratio increased in the first quarter in line with our expectations and reflects the increased costs associated with our preparation for the opening of the bank channel. As a result, we expect the operating expense ratio to increase modestly for the year in relation to 2007. Due to improvement in the benefit ratio, the pretax operating profit margin expanded from 17.6% to 18.0%. We expect this expanded profit margin to continue through the remainder of 2008.

Aflac Japan Sales
     Aflac Japan’s total new annualized premium sales exceeded our expectations in the first quarter of 2008, increasing 5% over the same period a year ago. The following table presents Aflac Japan’s total new annualized premium sales for the three-month periods ended March 31.

	In Dollars		In Yen

(In millions of dollars and billions of yen)	2008	2007	2008	2007

Total new annualized premium sales	$264	$221	27.6	26.3
Percentage change over previous period	19.5%	(12.3)%	5.0%	(10.6)%

     The following table details the contributions to total new annualized premium sales by major product for the three-month periods ended March 31.

	2008	2007

Medical policies	36%	32%
Cancer life	32	32
Ordinary life	22	21
Rider MAX	5	9
Other	5	6

Total	100%	100%

     Medical sales improved sharply during the quarter, rising 17.6% over a year ago. Medical sales were helped by sales of Gentle EVER, our nonstandard medical product for customers that do not qualify for our standard EVER product. Sales also benefited from cancer product sales which were up 2.8% in the first quarter.
     As we expected, sales growth from the recently opened bank channel was slow, accounting for only 1% of total new sales in the first quarter. However, as the year progresses, we expect to see further sales gains in the bank channel. By the end of March, we had agreements with 55 banks to sell our products in their branches. That number rose to 90 on April 1st and we expect that number to grow to approximately 150 by mid-year.
     As previously disclosed, in November 2007 Japan Post Network Co., Ltd., selected Aflac Japan as its provider of cancer insurance to be sold through Japan’s vast postal network. Japan Post Network Co., Ltd., operates the 24,000 post offices located throughout Japan. Initially, we expect to sell through about 300 postal outlets beginning in October of this year.
     Benefiting from a strong start to the year and the prospects of our two new distribution channels, we believe we are well positioned to achieve our sales objective of a 3% to 7% increase in 2008.
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
     The following table presents the results of Aflac Japan’s investment activities for the three-month periods ended March 31.

	2008	2007

New money yield — yen only	3.41%	3.16%
New money yield — blended	3.85	3.36
Return on average invested assets, net of investment expenses	3.85	4.10

     At March 31, 2008, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.99%, compared with 4.12% a year ago. The increase in new money yields in both the yen only and blended categories is reflective of the widening credit spreads globally. The decline in the return on average invested assets and in the overall yield on Japan’s investment portfolio during the quarter as compared to the same period a year ago is the result of higher yielding securities maturing or being called over the last 12 months. See Investments and Cash section of this MD&A for additional information.
Japanese Economy
     Japan’s economy has shown signs of moderate expansion over the past few years. However, recent statistics suggest that the growth in the Japanese economy is slowing somewhat. Based on these recent observations, we believe that the ability of the Japanese economy to sustain such expansion remains uncertain. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2007.
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
     Additionally, the FSA has implemented a new rule for third sector product reserving for our FSA based financial statements, effective April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual morbidity. The results of the tests and their relation to our reserves determine whether reserve strengthening is required. This new reserve requirement will not impact our GAAP financial statements. For FSA reporting purposes, we are in the process of finalizing the impact of adopting this new requirement. Current estimates indicate that the adoption of this requirement will not have a material impact on our FSA based financial statements for the year ended March 31, 2008 or on our product pricing going forward.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2008	2007

Premium income	$1,050	$961
Net investment income	123	122
Other income	3	2

Total operating revenues	1,176	1,085

Benefits and claims	616	572
Operating expenses:
Amortization of deferred policy acquisition costs	95	80
Insurance commissions	120	119
Insurance and other expenses	154	145

Total operating expenses	369	344

Total benefits and expenses	985	916

Pretax operating earnings*	$191	$169

Percentage changes over previous period:

Premium income	9.3%	10.9%
Net investment income	1.3	10.3
Total operating revenues	8.4	10.7
Pretax operating earnings*	12.6	15.4

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 9.1% in the first quarter of 2008 and 10.7% for the same period of 2007 were favorably affected by sales at the worksite primarily through cafeteria plans and a slight improvement in the persistency of several products. Annualized premiums in force at March 31, 2008, were $4.5 billion, compared with $4.2 billion a year ago.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2008	2007

Benefits and claims	52.4%	52.7%
Operating expenses:
Amortization of deferred policy acquisition costs	8.1	7.4
Insurance commissions	10.2	11.0
Insurance and other expenses	13.1	13.3

Total operating expenses	31.4	31.7
Pretax operating earnings*	16.2	15.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined in the first quarter of 2008. As a percentage of premium income, the benefit ratio was 58.7% in the first quarter, compared with 59.5% in the first quarter of 2007. We expect the benefit ratio to decline slightly in 2008 compared to 2007 due to favorable claim cost trends. We expect the operating ratios to remain relatively stable compared to 2007.
Aflac U.S. Sales
     As we had anticipated, U.S. sales results in the first quarter were weak, with total new annualized premium sales rising .4%. The following table presents Aflac’s U.S. total new annualized premium sales for the three-month periods ended March 31.

(In millions)	2008	2007

Total new annualized premium sales	$353	$352
Percentage change over previous period	0.4%	10.6%

     The following table details the contributions to total new annualized premium sales by major product category for the three-month periods ended March 31.

	2008	2007

Accident/disability coverage	50%	52%
Cancer expense insurance	18	16
Hospital indemnity products	15	13
Fixed-benefit dental coverage	6	6
Other	11	13

Total	100%	100%

     As previously disclosed, we effectively transferred $8 million of sales from the first quarter of this year to the fourth quarter of last year due to an administrative change in processing conversions. This administrative change resulted in sales declining sharply in the month of January. However, sales recovered to mid-single digit growth in February and March.
     Accident/disability total sales decreased 3.4% in the first quarter of 2008, while cancer expense insurance increased 8.2% and our hospital indemnity group increased 14.3%.

     We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. The number of newly recruited sales associates was up 8.6% to almost 6,500 new associates as compared to the same period a year ago. The number of average weekly producing sales associates rose .2% to approximately 10,900 in the first quarter of 2008, compared with the same period a year ago. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years.
     Our objective for the year is to achieve an 8% to 12% increase in new annualized premium sales. However, due to slower sales in the first quarter, achieving this objective will be more challenging than originally expected.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended March 31.

	2008	2007

New money yield	7.03%	6.27%
Return on average invested assets, net of investment expenses	6.78	6.82

     The increase in the U.S. new money yield reflects widening credit spreads. At March 31, 2008, the portfolio yield on Aflac’s U.S. portfolio was 7.01%, compared with 7.07% a year ago. See the Investments and Cash section of this MD&A for additional information.
ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at March 31, 2008, was 100.19 yen to one dollar, a 13.9% increase over the December 31, 2007, exchange rate of 114.15. The stronger yen increased reported investments and cash by $6.2 billion; total assets by $7.0 billion; and total liabilities by $6.9 billion, compared with the amounts that would have been reported for the first quarter of 2008 if the exchange rate had remained unchanged from December 31, 2007.
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
     On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (for additional information, see the discussion under Hedging Activities as follows in this section of MD&A ). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	March 31,	December 31,
(In millions)	2008	2007

Aflac Japan yen-denominated net assets	$2,340	$2,415
Parent Company yen-denominated net liabilities	(1,706)	(1,496)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$634	$919

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of March 31, 2008.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	March 31, 2008				December 31, 2007

Yen/dollar exchange rates	85.19	100.19	*	115.19	99.15	114.15	*	129.15

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$26,735	$22,732		$19,772	$23,190	$20,143		$17,803
Perpetual debentures	4,491	3,819		3,322	4,218	3,664		3,238
Equity securities	26	23		20	25	22		20
Securities held to maturity:
Fixed maturities	23,172	19,703		17,137	19,341	16,799		14,848
Perpetual debentures	5,330	4,532		3,941	4,588	3,985		3,522
Cash and cash equivalents	318	270		235	369	321		284
Other financial instruments	75	63		55	60	52		46

Subtotal	60,147	51,142		44,482	51,791	44,986		39,761

Liabilities:
Notes payable	1,360	1,156		1,005	1,169	1,015		898
Cross-currency swaps	652	554		482	560	487		430
Japanese policyholder protection fund	187	159		139	174	151		133

Subtotal	2,199	1,869		1,626	1,903	1,653		1,461

Net yen-denominated financial instruments	57,948	49,273		42,856	49,888	43,333		38,300
Other yen-denominated assets	7,206	6,127		5,329	6,310	5,480		4,844
Other yen-denominated liabilities	64,409	54,766		47,634	55,140	47,894		42,331

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$745	$634		$551	$1,058	$919		$813

*	Actual period-end exchange rate
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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. Reflecting the impact of widening credit spreads globally, we had net unrealized losses on total debt securities of $1.3 billion at March 31, 2008, compared with $.3 billion of net unrealized gains on total debt securities at December 31, 2007. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios as of March 31, 2008 and December 31, 2007, would be as follows:

	March 31,	December 31
(In millions)	2008	2007

Effect on yen-denominated debt securities	$(5,443)	$(4,872)
Effect on dollar-denominated debt securities	(881)	(919)

Effect on total debt securities	$(6,324)	$(5,791)

     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes. We attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset the negative investment spread. Despite negative investment spreads, adequate overall profit margins still exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses. For additional information, see the Interest Rate Risk section of MD&A in our annual report to shareholders for the year ended December 31, 2007.
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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	March 31,	December 31,	March 31,	December 31,
(In millions)	2008	2007	2008	2007

Securities available for sale, at fair value:
Fixed maturities	$26,476	$23,532	$6,708 *	$6,874 *
Perpetual debentures	3,919	3,764	322	331
Equity securities	23	22	—	—

Total available for sale	30,418	27,318	7,030	7,205

Securities held to maturity, at amortized cost:
Fixed maturities	19,703	16,799	20	20
Perpetual debentures	4,532	3,985	—	—

Total held to maturity	24,235	20,784	20	20

Total investment securities	$54,653	$48,102	$7,050	$7,225

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $106 in 2008 and $105 in 2007.
     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount(s) of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in the Critical Accounting Estimates section of this MD&A and in Note 3 of the Notes to the Consolidated Financial Statements. The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$17,327	$18,259	$15,986	$16,919
Perpetual debentures	173	152	173	157
Equity securities	14	19	13	19

Total publicly issued	17,514	18,430	16,172	17,095

Privately issued securities:
Fixed maturities	35,271	33,650	30,232	29,783
Perpetual debentures	9,062	8,514	8,084	7,872
Equity securities	4	4	3	3

Total privately issued	44,337	42,168	38,319	37,658

Total investment securities	$61,851	$60,598	$54,491	$54,753

     Privately issued securities accounted for 71.7% of total debt securities, at amortized cost, at March 31, 2008, compared with 70.3% at December 31, 2007. Privately issued securities held by Aflac Japan at amortized cost accounted for $42.0 billion, or 67.9%, of total debt securities at March 31, 2008, and $36.0 billion, or 66.0%, of total debt securities at December 31, 2007. Reverse-dual currency debt securities accounted for $13.0 billion, or 29.3%, of total privately issued securities at March 31, 2008, compared with $11.1 billion, or 29.2%, of total privately issued securities at December 31, 2007. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007

AAA	12.4%	18.4%	38.4%
AA	52.3	44.1	27.9
A	15.9	30.2	23.8
BBB	19.4	7.3	9.9

	100.0%	100.0%	100.0%

     The percentage increase of securities purchased in the BBB-rated category during the period was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. The percentage increase of securities purchased in the AAA-rated category in the first quarter of 2007 primarily reflects the purchase of U.S. Treasury bills by Aflac Japan, pending repatriation of profits to Aflac U.S. in the third quarter of 2007.

     The distributions of debt securities we own, by credit rating, were as follows:
Composition by Credit Rating

	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.2%	6.2%	6.3%	6.2%
AA	45.2	46.6	44.3	45.3
A	29.2	28.7	30.7	30.4
BBB	17.5	17.0	16.8	16.6
BB or lower	1.9	1.5	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain/loss are reflected on the balance sheet.

     Once we designate a security as below investment grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment if the security’s amortized cost exceeds its fair value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A and in Note 3 in our annual report to shareholders for the year ended December 31, 2007. Securities classified as below investment grade were as follows:
Below-Investment-Grade Securities

	March 31, 2008			December 31, 2007

	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Ahold	$349	$351	$330	$310	$311	$272
Ford Motor Credit	299	299	204	263	263	215
CSAV	240	240	162	210	210	143
BAWAG	140	140	90	123	123	90
Ford Motor Company	111	122	87	111	122	93
Academica Charter Schools Finance	22	24	21	*	*	*
International Securities Trading Corp.	20	—	2	20	—	—
Patrick Family Housing (Patrick AFB)	4	1	1	4	1	1
Aloha Utilities Inc.	**	**	**	2	2	1

Total	$1,185	$1,177	$897	$1,043	$1,032	$815

*	Investment grade at respective reporting date

**	Sold during 2008

     Occasionally a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of March 31, 2008, represented .7% of total debt securities at amortized cost and were as follows:
Split-Rated Securities

	Amortized	Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$320	Baa3	BB+	BB+	Below Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Sprint Capital Corp.	18	Baa3	BBB-	BB+	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BB+	Below Investment Grade
Oncor Electric Delivery	11	Ba1	BBB-	BBB-	Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by rating status as of March 31, 2008.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$36,401	$36,634	60.5%	$1,872	$1,639
Below-investment-grade securities	1,177	897	1.5	3	283
Held-to-maturity securities:
Investment-grade securities	24,255	23,044	38.0	415	1,626

Total	$61,833	$60,575	100.0%	$2,290	$3,548

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2008.
Aging of Unrealized Losses

					Six Months
	Total	Total	Less than Six Months		to 12 Months		Over 12 Months
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$17,157	$1,639	$5,785	$273	$3,841	$460	$7,531	$906
Below- investment- grade securities	1,144	283	18	2	—	—	1,126	281
Held-to-maturity securities:
Investment-grade securities	16,823	1,626	2,235	104	4,362	254	10,226	1,268

Total	$35,124	$3,548	$8,038	$379	$8,203	$714	$18,883	$2,455

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2008.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$17,157	$1,639	$15,608	$1,224	$1,539	$409	$10	$6
Below-investment- grade securities	1,144	283	370	28	774	255	—	—
Held-to-maturity securities:
Investment-grade securities	16,823	1,626	15,131	987	1,392	458	300	181

Total	$35,124	$3,548	$31,109	$2,239	$3,705	$1,122	$310	$187

     The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2008.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp.	BBB	$331	$140	$191
Ford Motor Credit	B	299	204	95
Nordea Bank	AA	399	304	95
CSAV	BB	240	162	78
Credit Suisse Group	A	604	532	72
KBC Group	A	266	201	65
Unicredito Italiano	A	513	450	63
Erste Bank	A	449	392	57
Sultanate of Oman	A	349	293	56
IKB Deutsche	BBB	130	74	56

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the three-month periods ended March 31, 2008 and 2007, were immaterial.
     Realized losses on debt securities were as follows for the three months ended March 31, 2008.
Realized Losses on Debt Securities

		Realized
(In millions)	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$36	$1
Six months to 12 months	32	8
Over 12 months	10	—

Total	$78	$9

     Sales of below-investment-grade securities and related realized losses were immaterial during the first quarter of 2008.
     Cash, cash equivalents, and short-term investments totaled $.9 billion, or 1.4% of total investments and cash, as of March 31, 2008, compared with $1.6 billion, or 2.7%, at December 31, 2007.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 3 and 4 to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.

Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2008	December 31, 2007

Aflac Japan	$4,928	$4,269
Aflac U.S.	2,426	2,385

Total	$7,354	$6,654

     Total deferred policy acquisition costs increased 10.5% during the period as compared to December 31, 2007. Aflac Japan’s deferred policy acquisition costs increased 15.4% (1.3% increase in yen) for the three months ended March 31, 2008. The stronger yen at March 31, 2008 increased reported deferred policy acquisition costs by $603 million. Deferred policy acquisition costs of Aflac U.S. increased 1.7% for the three-month period ended March 31, 2008. The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	March 31, 2008	December 31, 2007

Aflac Japan	$51,647	$44,694
Aflac U.S.	6,147	5,979
Other business segments	2	3

Total	$57,796	$50,676

     Total policy liabilities increased 14.1% during the period as compared to December 31, 2007. Aflac Japan’s policy liabilities increased 15.6% (1.4% increase in yen) for the three months ended March 31, 2008. The stronger yen at March 31, 2008, increased reported policy liabilities by $6.3 billion. Policy liabilities of Aflac U.S. increased 2.8% for the three-month period ended March 31, 2008. The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.6 billion at March 31, 2008, compared with $1.5 billion at December 31, 2007. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 16.9% as of March 31, 2008, compared with 15.6% as of December 31, 2007. The increase in Notes Payable and the ratio of debt to capitalization are primarily the result of the stronger yen. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
Benefit Plans
     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 8 of the Notes to the Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.

Policyholder Protection Corporation
     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. See the Policyholder Protection Corporation section of MD&A in our annual report to shareholders for the year ended December 31, 2007, for additional information.
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At March 31, 2008, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 63.8 billion yen, compared with 105.2 billion yen at December 31, 2007. The decrease in our yen-denominated net asset position resulted from the continuing decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest-rate swaps. These hedges were effective during the three-month period ended March 31, 2008; therefore, there was no impact on net earnings.
Off-Balance Sheet Arrangements
     As of March 31, 2008, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.
CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $116 million in the first quarter of 2008, compared with $72 million for the same period in 2007. During the first quarter of 2008, Aflac paid $17 million to the Parent Company for management fees, compared with $21 million for the same period in 2007. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.

     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen (approximately $998 million using the March 31, 2008, exchange rate) of yen-denominated Samurai notes in Japan. In June 2007, the Parent Company issued 30 billion of yen-denominated Samurai notes from this SRS. If issued, the remaining 70 billion yen (approximately $699 million using the March 31, 2008 period-end exchange rate) of these securities will not be available to U.S. persons. We also have an SRS on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. As of March 31, 2008, the Parent Company had issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $549 million using the March 31, 2008, period-end exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
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
Consolidated Cash Flows by Activity

(In millions)	2008	2007

Operating activities	$1,196	$1,176
Investing activities	(1,102)	(1,288)
Financing activities	(789)	(259)
Exchange effect on cash and cash equivalents	40	2

Net change in cash and cash equivalents	$(655)	$(369)

Operating Activities
     In the first three months of 2008, consolidated cash flow from operations increased 1.7%, compared with the first three months of 2007. The following table summarizes operating cash flows by source for the three-month periods ended March 31.
Net Cash Provided by Operating Activities

(In millions)	2008	2007

Aflac Japan	$984	$882
Aflac U.S. and Other Operations	212	294

Total	$1,196	$1,176

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.
Net Cash Provided by (Used in) Investing Activities

(In millions)	2008	2007

Aflac Japan	$(1,123)	$(1,032)
Aflac U.S. and Other Operations	21	(256)

Total	$(1,102)	$(1,288)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities and/or improve future investment yields. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt securities available for sale during the three-month periods ended March 31, 2008 and 2007.
Financing Activities
     Consolidated cash used by financing activities was $789 million in the first three months of 2008, compared with $259 million for the same period of 2007. Cash provided by investment-type contracts was $60 million in the first three months of 2008, compared with $53 million a year ago.

     The following table presents a summary of treasury stock activity during the three-month periods ended March 31. Cash returned to shareholders through share repurchases and dividends was $873 million during the period as compared to $327 million for the same period a year ago.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2008	2007

Treasury stock purchases	$764	$241

Shares purchased:
Open market	12,500	5,062
Other	103	—

Total shares purchased	12,603	5,062

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2008	2007

Stock issued from treasury	$9	$8
Shares issued	324	771

     Dividends paid to shareholders in the first quarter of 2008 of $.24 per share increased 29.7% over the same period of 2007. The following table presents the sources of dividends paid to shareholders for the three-month periods ended March 31.

(In millions)	2008	2007

Dividends paid in cash	$109	$86
Dividends through issuance of treasury shares	5	5

Total dividends to shareholders	$114	$91

     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.58 ($60.61 including commissions) per share for a total purchase price of $757 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. Under the agreement, Merrill Lynch plans to purchase shares of our common stock in the open market over the life of the agreement. At the end of this period, we may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of our common stock during the ASR program period. Under the terms of the ASR we may elect to receive or pay any settlement amount in cash or shares of our common stock at our option. The settlement of the ASR program is expected to occur during the second quarter of 2008.
Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first three months of 2008, Aflac Japan paid $6 million to the Parent Company for management fees, compared with $10 million for the same period in 2007. Expenses allocated to Aflac Japan were $11 million for the three-month period ended March 31, 2008 compared with $10 million for the same period in 2007.
     For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2007.
Rating Agencies
     Aflac is rated AA by both Standard & Poor’s and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best assigned Aflac an A+ (Superior) rating for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes and Uridashi notes are rated A by Standard & Poor’s, A+ by Fitch Ratings, and A2 by Moody’s.
Other
     In April 2008, the board of directors declared the second quarter cash dividend of $.24 per share. The dividend is payable on June 2, 2008, to shareholders of record at the close of business on May 21, 2008. In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board authorized the purchase of an additional 30.0 million shares of our common stock. As of March 31, 2008, approximately 43.1 million shares were available for purchase under our share repurchase programs.
     For information regarding commitments and contingent liabilities, see Note 10 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The information required by Item 3 is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part I, Item 2 of this report.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the first quarter of 2008, we repurchased shares of Aflac stock as follows:

(c)
			Total	(d)
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)		as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	—	$—	—	—
February 1 - February 28	12,587,433	60.61	12,500,000	43,070,920
March 1 - March 31	—	—	—	—

Total	12,587,433	$60.61	12,500,000	43,070,920

The 43,070,920 shares available for purchase relate to a 30,000,000 share repurchase authorization by the Board of Directors announced in February 2006 and a January 2008 repurchase authorization of an additional 30,000,000 shares of our common stock.
The remaining 87,433 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6. Exhibits.
(b) EXHIBIT INDEX

3.0		-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2000, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended — incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4		-
There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 — incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2	*	-
Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007 — incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).

10.3	*	-
Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated December 6, 2007. — incorporated by reference from 2007 Form 10-K, Exhibit 10.3 (File No. 001-07434).

10.4	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 — incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.5	*	-
Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 — incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).

10.6	*	-
Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated June 27, 2007 — incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).

10.7	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 — incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.8	*	-	Aflac Incorporated Sales Incentive Plan. — incorporated by reference from the 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.9	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.10	*	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11	*	-
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

10.14	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.15	*	-
First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.16	*	-
Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

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
Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.22	*	-
Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.23	*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.24	*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.25	*	-
Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.26	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.27	*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.28	*	-
Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.29	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.30	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.31	*	-	Aflac Consulting Arrangement with E. Stephen Purdom — incorporated by reference from 2006 Form 10-K, Exhibit 10.28 (File No. 001-07434).
10.32	*	-	Aflac Consulting Arrangement with E. Stephen Purdom. — incorporated by reference from 2007 Form 10-K, Exhibit 10.33 (File No. 001-07434).
10.33		-
Aflac Incorporated Accelerated Share Repurchase Agreement with Merrill Lynch, Pierce, Fenner & Smith, dated February 4, 2008 — incorporated by reference from Form 8-K dated February 6, 2008, Exhibit 10.1 (File No. 001-07434)

11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15		-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1		-	Certification of CEO dated May 8, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated May 8, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO dated May 8, 2008, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 8, 2008	/s/	Kriss Cloninger III

(Kriss Cloninger III)
President, Treasurer and Chief Financial Officer

May 8, 2008	/s/	Ralph A. Rogers Jr.

(Ralph A. Rogers Jr.)
Senior Vice President, Senior Vice President, Accounting Officer