Form 10-Q
period 2008-06-30
AFLAC INC
filed 2008-08-11
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 4, 2008
Common Stock, $.10 Par Value	476,212,034 shares

AFLAC INCORPORATED AND SUBSIDIARIES

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Review by Independent Registered Public Accounting Firm
     The June 30, 2008, and 2007, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on page 2.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2008, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2008, and 2007, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2008, and 2007. These consolidated financial statements are the responsibility of the Company’s management.
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
Atlanta, Georgia
August 8, 2008

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for share and per-share amounts - Unaudited)	2008	2007	2008	2007

Revenues:
Premiums, principally supplemental health insurance	$3,684	$3,162	$7,319	$6,318
Net investment income	637	572	1,264	1,138
Realized investment gains (losses)	(1)	15	(8)	27
Other income	16	15	28	32

Total revenues	4,336	3,764	8,603	7,515

Benefits and expenses:
Benefits and claims	2,575	2,266	5,113	4,524
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	184	155	376	309
Insurance commissions	362	326	720	655
Insurance expenses	432	351	845	688
Interest expense	7	6	14	14
Other operating expenses	36	25	69	54

Total acquisition and operating expenses	1,021	863	2,024	1,720

Total benefits and expenses	3,596	3,129	7,137	6,244

Earnings before income taxes	740	635	1,466	1,271
Income taxes	257	220	509	440

Net earnings	$483	$415	$957	$831

Net earnings per share:
Basic	$1.02	$.85	$2.01	$1.70
Diluted	1.00	.84	1.98	1.68

Common shares used in computing earnings per share (In thousands):
Basic	474,383	487,900	476,261	489,219
Diluted	480,828	494,227	482,623	495,435

Cash dividends per share	$.24	$.205	$.48	$.39

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
(In millions)	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $31,741 in 2008 and $29,399 in 2007)	$31,476	$30,511
Perpetual debentures (amortized cost $4,426 in 2008 and $4,272 in 2007)	3,970	4,095
Equity securities (cost $17 in 2008 and $16 in 2007)	22	22
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $17,997 in 2008 and $16,191 in 2007)	19,709	16,819
Perpetual debentures (fair value $4,094 in 2008 and $3,934 in 2007)	4,259	3,985
Other investments	69	61
Cash and cash equivalents	1,387	1,563

Total investments and cash	60,892	57,056
Receivables, primarily premiums	777	732
Receivables for securities transactions	225	—
Accrued investment income	607	561
Deferred policy acquisition costs	7,194	6,654
Property and equipment, at cost less accumulated depreciation	529	496
Other	328	306

Total assets	$70,552	$65,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2008	2007
(In millions, except for share and per-share amounts)	(Unaudited)

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$50,147	$45,675
Unpaid policy claims	2,643	2,455
Unearned premiums	745	693
Other policyholders’ funds	2,346	1,853

Total policy liabilities	55,881	50,676
Notes payable	1,539	1,465
Income taxes	2,053	2,531
Payables for return of cash collateral on loaned securities	1,540	808
Other	1,640	1,530
Commitments and contingent liabilities (Note 9)

Total liabilities	62,653	57,010

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2008 and 1,000,000 shares in 2007; issued 659,601 shares in 2008 and 658,604 shares in 2007	66	66
Additional paid-in capital	1,132	1,054
Retained earnings	11,366	10,637
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	292	129
Unrealized gains (losses) on investment securities	(214)	874
Pension liability adjustment	(69)	(69)
Treasury stock, at average cost	(4,674)	(3,896)

Total shareholders’ equity	7,899	8,795

Total liabilities and shareholders’ equity	$70,552	$65,805

Shareholders’ equity per share	$16.59	$18.08

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions, except for per-share amounts - Unaudited)	2008	2007

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,054	895
Exercise of stock options, including income tax benefits	33	41
Share-based compensation	18	19
Gain on treasury stock reissued	27	23

Balance, end of period	1,132	978

Retained earnings:
Balance, beginning of period	10,637	9,304
Net earnings	957	831
Dividends to shareholders	(228)	(101)

Balance, end of period	11,366	10,034

Accumulated other comprehensive income:
Balance, beginning of period	934	1,426
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	163	(72)
Change in unrealized gains (losses) on investment securities during period, net of income taxes	(1,088)	(571)
Pension liability adjustment during period, net of income taxes	—	2

Balance, end of period	9	785

Treasury stock:
Balance, beginning of period	(3,896)	(3,350)
Purchases of treasury stock	(805)	(355)
Cost of shares issued	27	32

Balance, end of period	(4,674)	(3,673)

Total shareholders’ equity	$7,899	$8,190

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2008	2007

Cash flows from operating activities:
Net earnings	$957	$831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	14	9
Increase in deferred policy acquisition costs	(231)	(203)
Increase in policy liabilities	1,612	1,569
Change in income tax liabilities	108	231
Realized investment (gains) losses	8	(27)
Other, net	(14)	(81)

Net cash provided by operating activities	2,454	2,329

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	426	320
Fixed maturities matured or called	858	1,189
Perpetual debentures sold	127	166
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(2,385)	(2,268)
Securities held to maturity:
Fixed maturities	(1,510)	(1,432)
Cash received as collateral on loaned securities, net	701	303
Other, net	(31)	(20)

Net cash used by investing activities	$(1,814)	$(1,742)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2008	2007

Cash flows from financing activities:
Purchases of treasury stock	$(805)	$(355)
Proceeds from borrowings	—	242
Principal payments under debt obligations	(2)	(245)
Dividends paid to shareholders	(218)	(182)
Change in investment-type contracts, net	133	103
Treasury stock reissued	20	23
Other, net	31	39

Net cash used by financing activities	(841)	(375)

Effect of exchange rate changes on cash and cash equivalents	25	(9)

Net change in cash and cash equivalents	(176)	203
Cash and cash equivalents, beginning of period	1,563	1,203

Cash and cash equivalents, end of period	$1,387	$1,406

Supplemental disclosures of cash flow information:
Income taxes paid	$362	$255
Interest paid	13	11
Noncash financing activities:
Capitalized lease obligations	2	1
Treasury shares issued for:
Associate stock bonus	23	20
Shareholder dividend reinvestment	10	10
Shared-based compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions - Unaudited)	2008	2007	2008	2007

Net earnings	$483	$415	$957	$831

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	(43)	(2)	34	(11)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during period	(710)	(753)	(1,667)	(860)
Reclassification adjustment for realized (gains) losses included in net earnings	1	(15)	8	(27)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during period	2	2	2	1
Pension liability adjustment during period	3	3	(1)	3

Total other comprehensive income (loss) before income taxes	(747)	(765)	(1,624)	(894)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(129)	(193)	(699)	(253)

Other comprehensive income (loss), net of income taxes	(618)	(572)	(925)	(641)

Total comprehensive income (loss)	$(135)	$(157)	$32	$190

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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2008, and December 31, 2007, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2008, and 2007, and consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2008, and 2007. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2007.
     New Accounting Pronouncements: In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This Statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because we do not issue financial guarantee insurance contracts, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s pending approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Revenues:
Aflac Japan:
Earned premiums	$2,620	$2,190	$5,205	$4,385
Net investment income	508	442	1,004	878
Other income	14	10	13	19

Total Aflac Japan	3,142	2,642	6,222	5,282

Aflac U.S.:
Earned premiums	1,064	972	2,114	1,933
Net investment income	125	124	248	246
Other income	2	3	5	5

Total Aflac U.S.	1,191	1,099	2,367	2,184

Other business segments	10	9	20	18

Total business segment revenues	4,343	3,750	8,609	7,484
Realized investment gains (losses)	(1)	15	(8)	27
Corporate	14	23	44	53
Intercompany eliminations	(20)	(24)	(42)	(49)

Total revenues	$4,336	$3,764	$8,603	$7,515

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Pretax earnings:
Aflac Japan	$573	$461	$1,127	$926
Aflac U.S.	190	171	380	340
Other business segments	2	—	(1)	—

Total business segments	765	632	1,506	1,266
Interest expense, noninsurance operations	(6)	(5)	(13)	(10)
Corporate and eliminations	(13)	(5)	(19)	(11)

Pretax operating earnings	746	622	1,474	1,245
Realized investment gains (losses)	(1)	15	(8)	27
Impact from SFAS 133	(5)	(2)	—	(1)

Total earnings before income taxes	$740	$635	$1,466	$1,271

Income taxes applicable to pretax operating earnings	$259	$215	$511	$431
Effect of foreign currency translation on operating earnings	38	(10)	63	(15)

     Assets were as follows:

	June 30,	December 31,
(In millions)	2008	2007

Assets:
Aflac Japan	$59,024	$54,153
Aflac U.S.	11,044	10,415
Other business segments	129	117

Total business segments	70,197	64,685
Corporate	9,430	10,364
Intercompany eliminations	(9,075)	(9,244)

Total assets	$70,552	$65,805

3. INVESTMENTS
     The following table presents our realized investment gains and losses that resulted from securities sold or redeemed in the normal course of business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per-share amounts)	2008	2007	2008	2007

Realized investments gains (losses), before tax	$(1)	$15	$(8)	$27
Realized investments gains (losses), net of tax	(1)	9	(5)	18
Realized investments gains (losses) per diluted share, net of tax	—	.02	(.01)	.04

     Impairment charges were immaterial during the six months ended June 30, 2008 and 2007.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	June 30,	December 31,
(In millions)	2008	2007

Unrealized gains (losses) on securities available for sale	$(716)	$941
Unamortized unrealized gains on securities transferred to held to maturity	341	343
Deferred income taxes	161	(410)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(214)	$874

     The unrealized gains on securities available for sale declined during the period, such that we now reflect a net unrealized loss as of June 30, 2008. We believe the declines in unrealized gains and the increases in unrealized losses primarily resulted from a widening of credit spreads globally, increases in interest rates globally and foreign exchange rates.
     Our total investment in the banks and financial institutions sector including those classified as perpetual debentures as of June 30, 2008, is $23,975 million, or 42% of our total investment portfolio at fair value ($25,925 million, or 43% at amortized cost) compared with $23,348 million, or 43% of our total investment portfolio at fair value ($23,941 million, or 44% at amortized cost) as of December 31, 2007. We invest in the top financial institutions globally because we believe this sector has a very desirable risk profile. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures.
     The following table shows the composition of our investments in an unrealized loss position in the banks and financial institutions sectors by fixed maturity securities and perpetual debentures. The table reflects those securities in that sector that are in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses.

	June 30, 2008		December 31, 2007

	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	32%	40%	40%	41%
Perpetual debentures	14%	18%	14%	22%

Total	46%	58%	54%	63%

     Ford Motor Credit (FMC) is a wholly owned financing subsidiary of Ford Motor Company. The unrealized loss on Aflac Japan’s $282 million (30.0 billion yen) investment in FMC increased $61 million to $109 million during the six-month period ended June 30, 2008, as compared to $48 million at December 31, 2007. The increase in the unrealized loss for FMC related to foreign currency translation is $7 million. We believe that the remaining increase in the unrealized loss on FMC is related to sharply lower reported earnings by FMC in 2007, compared with 2006, coupled with an operating loss in the first quarter of 2008. We believe FMC’s decline in profitability is fueled largely by higher borrowing and other operating costs in 2007 and 2008 and that unrealized losses in FMC are also impacted by widening credit spreads globally as a result of the contraction in global capital markets liquidity over the past several quarters. However, we also believe FMC continues to maintain adequate stand-alone liquidity and a stable credit outlook even after substantial lease residual asset write-downs. Accordingly, based on our reviews of FMC, we believe we will collect all amounts due under the contractual terms of our investment. Because we have the ability and intent to hold this investment until a recovery of fair value, which may be maturity, we do not consider this investment to be other than temporarily impaired as of June 30, 2008. For further information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.
     As part of our investment activities, we own investments in qualifying special purpose entities (QSPEs). At June 30, 2008, available-for-sale QSPEs totaled $3.6 billion at fair value ($3.8 billion at amortized cost, or 6.3% of total debt securities), compared with $3.2 billion at fair value ($3.3 billion at amortized cost, or 6.0% of total debt securities) at December 31, 2007. We have no equity interests in any of the QSPEs, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     We also own investments in variable interest entities (VIEs). We are the primary beneficiary of VIEs totaling $1.4 billion at fair value ($1.7 billion at amortized cost) and have consolidated our interests in these VIEs in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities held by these VIEs mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations.
     We have interests in VIEs in which we are not the primary beneficiary and are therefore not required to consolidate totaling $1.1 billion at fair value ($1.4 billion at amortized cost) as of June 30, 2008.
     Included in these VIEs are collateralized debt obligations (CDOs) totaling $667 million at fair value ($921 million at amortized cost) as of June 30, 2008. These CDOs were issued through VIEs originated by third party companies and combine highly rated underlying assets as collateral for the CDOs with credit default swaps (CDS) to produce an investment security that consists of multiple tranches with varying levels of subordination within the VIE. The underlying collateral assets and funding of these VIEs are generally static in nature. The VIEs are limited to holding the underlying collateral and CDS contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investment therein. The underlying collateral and the reference corporate entities covered by the CDS contracts are all investment grade at the time of issuance. These VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and CDS contracts. We currently own only senior CDO tranches within the VIEs that we own. Consistent with our other debt securities, we are exposed to credit losses within these CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within the VIEs we own to absorb the expected losses from the underlying credit default swaps. Based on our models, each of the VIEs can sustain multiple defaults in the underlying CDS pools with no loss to our CDO investments. There have been no defaults in any of the CDOs we own. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2006, and we have continued to invest in this type of financing vehicle from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.

     Included in the CDOs described above are variable interest rate CDOs purchased with the proceeds from $200 million of variable interest rate funding agreements issued to third party investors during the second quarter of 2008. We earn a spread between the coupon received on the CDOs and the interest credited on the funding agreements. Our obligation under these funding agreements is included in other policyholder funds.
     The remaining VIEs that we are not required to consolidate totaled $415 million at fair value ($442 million at amortized cost) at June 30, 2008. Our investment in these VIEs is limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are used to raise financing for their parent companies in the international capital markets. These VIEs do not rely on outside or ongoing forms of funding to support their activities beyond the guarantees of their corporate parents. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2004 and we have continued to invest in these financing vehicles from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2008, we had security loans outstanding with a fair value of $1,501 million, and we held cash in the amount of $1,540 million as collateral for these loaned securities. At December 31, 2007, we had security loans outstanding with a fair value of $790 million, and we held cash in the amount of $808 million as collateral for these loaned securities.
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

4. FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes and interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The components of the fair value of the cross-currency and interest-rate swaps were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2008	2007

Interest rate component	$9	$7
Foreign currency component	(75)	(47)
Accrued interest component	5	5

Total fair value of cross-currency and interest-rate swaps	$(61)	$(35)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2008	2007

Balance, beginning of period	$(47)	$(17)
Increase (decrease) in fair value of cross-currency swaps	(28)	15
Interest rate component not qualifying for hedge accounting reclassified to net earnings	—	1

Balance, end of period	$(75)	$(1)

     The change in fair value of the interest-rate swaps, included in accumulated other comprehensive income, was immaterial during the six-month periods ended June 30, 2008 and 2007.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. The following table presents the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis as of June 30, 2008.

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities	$8,141	$23,041	$294	$31,476
Perpetual debentures	—	3,970	—	3,970
Equity securities	18	—	4	22

Total assets	$8,159	$27,011	$298	$35,468

Liabilities:
Cross-currency and interest-rate swaps	—	61	—	61

Total liabilities	$—	$61	$—	$61

     The fair value of our fixed maturities and equity securities categorized as Level 1 is based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us.

     The fair value of our fixed maturities and perpetual debentures categorized as Level 2 is determined using three techniques, depending on the source and availability of market inputs. Of these securities, approximately 42% are valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services that estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 44% of our Level 2 fixed maturities and perpetual debentures is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For the remaining Level 2 fixed maturities and perpetual debentures that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from a minimum of three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our cross-currency and interest-rate swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest and foreign currency rates and remaining duration.
     The fair value of our fixed maturities classified as Level 3 consist primarily of collateralized debt obligations for which there are limited or no observable valuation inputs. We estimate the fair value of our Level 3 fixed maturities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other than temporarily impaired, we write them down to their estimated fair value at that time.
     The following table presents the changes in our securities available for sale classified as Level 3.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008

	Fixed	Equity		Fixed	Equity
(In millions)	maturities	securities	Total	maturities	securities	Total

Balance, beginning of period	$100	$4	$104	$109	$3	$112
Unrealized gains (losses) included in other comprehensive income	(10)	—	(10)	(19)	1	(18)
Transfers into Level 3	204	—	204	204	—	204

Balance, end of period	$294	$4	$298	$294	$4	$298

     During the second quarter of 2008, we experienced a reduction in the availability of observable valuation inputs from various pricing services and brokers used to value certain of our investment securities. Thus several valuation inputs we considered to be observable in the first quarter of 2008 were classified as non-observable in the second quarter of 2008. This resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category during the second quarter of 2008.
     Gains or losses included in earnings attributable to the change in unrealized gains or losses during the six-month period ended June 30, 2008, relating to assets still held were immaterial.
     For additional information on our cross-currency and interest-rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
5. NOTES PAYABLE
     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2008	2007

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	141	131
2.26% notes due September 2016 (principal amount 10 billion yen)	94	88
Variable interest rate notes due September 2011 (1.25% at June 2008, principal amount 20 billion yen)	188	175
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	376	350
1.87% notes due June 2012 (principal amount 30 billion yen)	282	263
Capitalized lease obligations payable through 2013	8	8

Total notes payable	$1,539	$1,465

     We were in compliance with all of the covenants of our notes payable at June 30, 2008. No events of default or defaults occurred during the six months ended June 30, 2008.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.

6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the six-month periods ended June 30:

(In thousands of shares)	2008	2007

Common stock — issued:
Balance, beginning of period	658,604	655,715
Exercise of stock options and issuance of restricted shares	997	1,500

Balance, end of period	659,601	657,215

Treasury stock:
Balance, beginning of period	172,074	163,165
Purchases of treasury stock:
Open market	12,500	7,062
Other	109	184
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(688)	(764)
Exercise of stock options	(352)	(798)
Other	(69)	(117)

Balance, end of period	183,574	168,732

Shares outstanding, end of period	476,027	488,483

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. For the quarter ended June 30, 2008, stock options to purchase approximately 1.3 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.4 million shares for the quarter ended June 30, 2007. For the six months ended June 30, 2008, stock options to purchase approximately 1.0 million shares, on a weighted-average basis, were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share, compared with 2.6 million shares for the six-month period a year ago.
     In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of June 30, 2008, approximately 43.1 million shares were available for purchase under our share repurchase authorizations.
     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume-weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.

7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan is a stock option plan that allows for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007 (although options granted before that date remain outstanding in accordance with their terms). The second plan is a long-term incentive compensation plan that allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At June 30, 2008, approximately 21.1 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
     The following table provides information on stock options outstanding and exercisable at June 30, 2008.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding	16,575	$37.18
Exercisable	12,651	32.75

     As of June 30, 2008, the aggregate intrinsic value of stock options outstanding was $425 million, with a weighted-average remaining term of 5.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $380 million, with a weighted-average remaining term of 4.5 years. We received cash from the exercise of stock options in the amount of $27 million during the first six months of 2008, compared with $32 million in the first six months of 2007. The tax benefit realized as a result of stock option exercises and restricted stock releases was $18 million in the first six months of 2008, compared with $24 million in the first six months of 2007.
     As of June 30, 2008, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $29 million, of which $14 million (503 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.6 years. There are no other contractual terms covering restricted stock awards once vested.
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

8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$2	$3	$3	$2	$5	$5	$5	$5
Interest cost	1	2	—	2	2	5	1	5
Expected return on plan assets	—	(3)	(1)	(2)	(1)	(6)	(1)	(5)
Amortization of net actuarial loss	1	—	1	1	1	1	1	2

Net periodic benefit cost	$4	$2	$3	$3	$7	$5	$6	$7

     During the six months ended June 30, 2008, Aflac Japan contributed approximately $7 million (using the June 30, 2008, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.
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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2007, to June 30, 2008. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2007.
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
     In 2007, our unpaid policy claims liability for prior years declined by approximately $400 million. More than 70% of the release of our unpaid policy claims liability resulted from incurred but not reported claims that are estimated using a claim cost and completion factor method. During the first 12 months after a claim is incurred, we estimate the ultimate cost of the claim based on initial expected claim cost factors that reflect our experience in prior periods. In the thirteenth month after incurral, we change the estimating basis to a completion factor method because the actual cash payments to date for claims 13 or more months old are deemed to have sufficient credibility on which to base the remaining liability estimate. Prior to the thirteenth month, the historical claim cost method is deemed to have more credibility. The difference in estimate between the two methods is routinely recognized in our financial statements in the thirteenth month after a claim is incurred.

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
     There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2008. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2007.
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
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values from each of the sources described above for consistency from month to month and based on current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of June 30, 2008.
     For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

	In Millions		Per Diluted Share		In Millions		Per Diluted Share

Net earnings	$483	$415	$1.00	$.84	$957	$831	$1.98	$1.68
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(1)	9	—	.02	(5)	18	(.01)	.04
Impact from SFAS 133	(3)	(1)	(.01)	—	—	(1)	—	—

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment losses in the first six months of 2008 and realized investment gains in the same period in 2007 primarily resulted from securities sold or redeemed in the normal course of business during the period.
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
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the six-month period ended June 30, 2008; therefore, there was no impact on net earnings.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the six-month periods ended June 30, 2008 and 2007; therefore, there was no impact on net earnings.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the six-month period ended June 30, 2008, compared with 34.6% for the same period in 2007.
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

     Subject to the preceding assumptions, our objective for 2008 is to increase net earnings per diluted share by 14% to 15% over 2007. If we achieve this objective, the following table shows the likely results for 2008 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2008 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2007	on EPS

100.00	$4.06 – 4.09	24.2 – 25.1%	$.33
105.00	3.95 – 3.98	20.8 – 21.7	.22
110.00	3.86 – 3.89	18.0 – 19.0	.13
115.00	3.78 – 3.81	15.6 – 16.5	.05
117.93 **	3.73 – 3.76	14.1 – 15.0	–
120.00	3.70 – 3.73	13.1 – 14.1	(.03)
125.00	3.63 – 3.66	11.0 – 11.9	(.10)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2008 and 2007

**	Actual 2007 weighted-average exchange rate
     Our objective for 2009 is to increase net earnings per diluted share by 13% to 15%, on the basis described above.
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
Aflac Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Premium income	$2,620	$2,190	$5,205	$4,385
Net investment income:
Yen-denominated investment income	322	267	637	534
Dollar-denominated investment income	186	175	367	344

Net investment income	508	442	1,004	878
Other income	14	10	13	19

Total operating revenues	3,142	2,642	6,222	5,282

Benefits and claims	1,946	1,682	3,868	3,368
Operating expenses:
Amortization of deferred policy acquisition costs	100	76	196	150
Insurance commissions	239	208	478	417
Insurance and other expenses	284	215	553	421

Total operating expenses	623	499	1,227	988

Total benefits and expenses	2,569	2,181	5,095	4,356

Pretax operating earnings*	$573	$461	$1,127	$926

Weighted-average yen/dollar exchange rate	104.50	120.78	104.77	120.13

	In Dollars				In Yen

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Percentage change over	June 30,		June 30,		June 30,		June 30,
previous period:	2008	2007	2008	2007	2008	2007	2008	2007

Premium income	19.7%	(1.1)%	18.7%	.7%	3.6%	4.3%	3.6%	4.6%
Net investment income	14.8	4.8	14.3	5.8	(.7)	10.6	(.3)	9.9
Total operating revenues	18.9	—	17.8	1.7	2.9	5.5	2.8	5.6
Pretax operating earnings*	24.3	6.7	21.7	8.0	7.5	12.6	6.1	12.2

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 3.6% to 1.14 trillion yen as of June 30, 2008, compared with 1.10 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $10.7 billion at June 30, 2008, compared with $8.9 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan’s investment income in the first six months of 2008, compared with 39% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 40% of Aflac Japan’s investment income during the first six months of 2008. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Six Months		Three Months		Six Months
	2008	2007	2008	2007	2008	2007	2008	2007

Net investment income	(.7)%	10.6%	(.3)%	9.9%	5.0%	8.3%	5.0%	8.3%
Total operating revenues	2.9	5.5	2.8	5.6	3.7	5.1	3.8	5.3
Pretax operating earnings*	7.5	12.6	6.1	12.2	11.3	10.6	11.0	10.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues:	2008	2007	2008	2007

Benefits and claims	61.9%	63.7%	62.2%	63.8%
Operating expenses:
Amortization of deferred policy acquisition costs	3.2	2.9	3.1	2.8
Insurance commissions	7.6	7.9	7.7	7.9
Insurance and other expenses	9.1	8.1	8.9	8.0

Total operating expenses	19.9	18.9	19.7	18.7
Pretax operating earnings*	18.2	17.4	18.1	17.5

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. The operating expense ratio increased in the first six months in line with our expectations and primarily reflects the increased costs associated with IT infrastructure changes and our preparation for sales through the bank channel. We expect the operating expense ratio to be modestly higher for the year in relation to 2007. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded from 17.4% to 18.2% for the three-month period and from 17.5% to 18.1% for the six-month period ended June 30, 2008. We expect an expanded profit margin to continue through the remainder of 2008.

Aflac Japan Sales
     Aflac Japan’s total new annualized premium sales in yen declined 4.9% in the second quarter of 2008, compared with the second quarter of 2007. For the six months ended June 30, 2008, total new annualized premium sales in yen declined .3%, compared with the same period a year ago. The following table presents Aflac Japan’s total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen

(In millions of dollars	Three Months		Six Months		Three Months		Six Months
and billions of yen)	2008	2007	2008	2007	2008	2007	2008	2007

Total new annualized premium sales	$274	$249	$537	$470	28.7	30.1	56.3	56.4
Percentage change over comparable period in prior year	9.9%	(8.7)%	14.4%	(10.4)%	(4.9)%	(3.5)%	(.3)%	(6.9)%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended June 30.

	Three Months		Six Months
	2008	2007	2008	2007

Medical policies	34%	30%	35%	31%
Cancer life	34	36	33	34
Ordinary life	23	23	22	22
Rider MAX	5	7	5	8
Other	4	4	5	5

Total	100%	100%	100%	100%

     Medical sales rose 8.7% during the second quarter of 2008, compared with the same period a year ago. Medical sales were helped by sales of Gentle EVER, our nonstandard medical product for customers that do not qualify for our standard EVER product. Cancer insurance sales declined 11.1% in the second quarter, reflecting challenging comparisons to 2007 when cancer insurance sales benefited from advance purchases of our product prior to a pending premium rate increase. In addition, our sales associates focused on selling a lower premium cancer insurance product in the second quarter that upgrades the coverage for existing policyholders.
     We continue to believe that sales of cancer and medical insurance will benefit from the recently opened bank channel. By the end of June, we had agreements with 154 out of a total of 402 banks to sell our products in their branches. Sales from the bank channel increased 146.4% during the second quarter, compared with first quarter; however, we had expected sales from the bank channel to be even higher. As the year progresses, we expect to see further sales gains in the bank channel.
     As previously disclosed, in November 2007 Japan Post Network Co., Ltd., selected Aflac Japan as its provider of cancer insurance to be sold through Japan’s vast postal network. Japan Post Network Co., Ltd., operates the 24,000 post offices located throughout Japan. Initially, we expect to sell through about 300 postal outlets beginning in October of this year.

     Although we expected somewhat weaker sales in the second quarter, compared with the first quarter, we did expect a sales increase over the comparable period in 2007. However, despite sales being flat for the first six months of the year, we expect to see improved sales growth in the second half of 2008. Based on our strong product line and the prospects of our two new distribution opportunities, the bank channel and Japan Post, we believe we can achieve our sales objective of a 3% to 7% increase in 2008, although attainment of our sales target will be more challenging than we had originally anticipated.
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
     The following table presents the results of Aflac Japan’s investment activities for the periods ended June 30.

	Three Months		Six Months
	2008	2007	2008	2007

New money yield — yen only	3.27%	3.20%	3.31%	3.18%
New money yield — blended	3.46	3.58	3.57	3.47
Return on average invested assets, net of investment expenses	3.83	4.10	3.84	4.10

     At June 30, 2008, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.98%, compared with 4.09% a year ago. See the Investments and Cash section of this MD&A for additional information.
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

     Additionally, the FSA has implemented a new rule for third sector product reserving for our FSA-based financial statements, effective April 1, 2007. Under the new rule, we are required to conduct stress testing of our reserves using a prescribed method that incorporates actual morbidity. The results of the tests and their relation to our reserves determine whether reserve strengthening is required. This new reserve requirement will not impact our GAAP financial statements. Adoption of this requirement did not have a material impact on our FSA-based financial statements for the year ended March 31, 2008, or on our product pricing going forward.
AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Premium income	$1,064	$972	$2,114	$1,933
Net investment income	125	124	248	246
Other income	2	3	5	5

Total operating revenues	1,191	1,099	2,367	2,184

Benefits and claims	628	584	1,245	1,156
Operating expenses:
Amortization of deferred policy acquisition costs	85	79	180	159
Insurance commissions	123	118	242	238
Insurance and other expenses	165	147	320	291

Total operating expenses	373	344	742	688

Total benefits and expenses	1,001	928	1,987	1,844

Pretax operating earnings*	$190	$171	$380	$340

Percentage changes over previous period:

Premium income	9.5%	10.7%	9.4%	10.8%
Net investment income	.1	8.4	.7	9.4
Total operating revenues	8.4	10.6	8.4	10.7
Pretax operating earnings*	11.1	14.1	11.8	14.7

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 8.9% in the first six months of 2008 and 10.6% for the same period of 2007 were favorably affected by sales at the worksite and a slight improvement in the persistency of several products. Annualized premiums in force at June 30, 2008, were $4.6 billion, compared with $4.2 billion a year ago.

     Net investment income was relatively flat during the three- and six-month periods ended June 30, 2008 primarily as a result of funds utilized in our accelerated share repurchase program in early 2008. For further information, see the Capital Resources and Liquidity section of this MD&A, Note 6 of the Notes to the Consolidated Financial Statements, and MD&A and Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios to total revenues:	2008	2007	2008	2007

Benefits and claims	52.8%	53.1%	52.6%	52.9%
Operating expenses:
Amortization of deferred policy acquisition costs	7.1	7.2	7.6	7.3
Insurance commissions	10.3	10.8	10.2	10.9
Insurance and other expenses	13.9	13.3	13.5	13.3

Total operating expenses	31.3	31.3	31.3	31.5
Pretax operating earnings*	15.9	15.6	16.1	15.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined in the first half of 2008. We expect the benefit ratio to decline slightly in 2008, compared with 2007 due to favorable claim cost trends. We expect the operating expense ratio and pretax operating profit margin for 2008 to remain relatively stable compared with 2007.
Aflac U.S. Sales
     Aflac’s U.S. total new annualized premium sales rose 4.9% during the second quarter and 2.7% for the six-month period ended June 30, 2008. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2008	2007	2008	2007

Total new annualized premium sales	$383	$365	$736	$717
Percentage change over comparable period in prior year	4.9%	11.8%	2.7%	11.2%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended June 30.

	Three Months		Six Months
	2008	2007	2008	2007

Accident/disability coverage	49%	52%	49%	52%
Cancer expense insurance	18	16	18	16
Hospital indemnity products	16	13	15	13
Fixed-benefit dental coverage	6	6	6	6
Other	11	13	12	13

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, decreased 1.3% in the second quarter of 2008, while cancer expense insurance increased 16.7% and our hospital indemnity group increased 21.0%, compared with the same period a year ago.
     We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. The number of newly recruited sales associates rose 4.2% to more than 6,700 new associates as compared to the same period a year ago. The number of average weekly producing sales associates rose 6.3% to approximately 11,300 in the second quarter of 2008, compared with the same period a year ago. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years.
     However, based on our six month sales results, it will be difficult to achieve our objective of an 8% to 12% increase in new annualized premium sales for the full year. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. During this period of rising food and gas prices, the protection our products offer is even more valuable to consumers when a health event occurs, and we will continue to convey that message to consumers through our commercials and sales force. Consistent demand for our products has been evidenced by our improved U.S. sales growth and persistency in the second quarter, compared with the first quarter this year.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended June 30.

	Three Months		Six Months
	2008	2007	2008	2007

New money yield	7.29%	6.51%	7.19%	6.40%
Return on average invested assets, net of investment expenses	6.64	6.73	6.71	6.78

     The increase in the U.S. new money yield reflects widening credit spreads globally. At June 30, 2008, the portfolio yield on Aflac’s U.S. portfolio was 7.04%, compared with 7.01% a year ago. During the second quarter of 2008, Aflac U.S. purchased $200 million of variable interest rate CDOs at an initial rate of 5.41%. These CDOs were purchased in conjunction with variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table. See Note 3 of the Notes to the Consolidated Financial Statements and the Investments and Cash section of this MD&A for additional information.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes. The exchange rate at June 30, 2008, was 106.42 yen to one dollar, or 7.3% stronger than the December 31, 2007, exchange rate of 114.15. The stronger yen increased reported investments and cash by $3.3 billion, total assets by $3.7 billion, and total liabilities by $3.7 billion, compared with the amounts that would have been reported for the second quarter of 2008 if the exchange rate had remained unchanged from December 31, 2007.
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
     On a consolidated basis, we attempt to minimize the exposure of our shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (for additional information, see the discussion under Hedging Activities as follows in this section of MD&A). As a result, the effect of currency fluctuations on our net assets is mitigated. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	June 30,	December 31,
(In millions)	2008	2007

Aflac Japan yen-denominated net assets	$2,129	$2,415
Parent Company yen-denominated net liabilities	(1,605)	(1,496)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$524	$919

     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	June 30, 2008			December 31, 2007

Yen/dollar exchange rates	91.42	106.42*	121.42	99.15	114.15*	129.15

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$24,960	$21,442	$18,793	$23,190	$20,143	$17,803
Perpetual debentures	4,194	3,603	3,158	4,218	3,664	3,238
Equity securities	25	22	19	25	22	20
Securities held to maturity:
Fixed maturities	22,686	19,488	17,080	19,341	16,799	14,848
Perpetual debentures	4,957	4,259	3,733	4,588	3,985	3,522
Cash and cash equivalents	367	315	276	369	321	284
Other financial instruments	73	62	55	60	52	46

Subtotal	57,262	49,191	43,114	51,791	44,986	39,761

Liabilities:
Notes payable	1,267	1,089	954	1,169	1,015	898
Cross-currency swaps	608	522	458	560	487	430
Japanese policyholder protection corporation	175	150	131	174	151	133

Subtotal	2,050	1,761	1,543	1,903	1,653	1,461

Net yen-denominated financial instruments	55,212	47,430	41,571	49,888	43,333	38,300
Other yen-denominated assets	7,001	6,014	5,271	6,310	5,480	4,844
Other yen-denominated liabilities	61,603	52,920	46,383	55,140	47,894	42,331

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$610	$524	$459	$1,058	$919	$813

*	Actual period-end exchange rate
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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities. Reflecting the impact of widening credit spreads globally, we had $2.6 billion of net unrealized losses on total debt securities at June 30, 2008, compared with $.3 billion of net unrealized gains on total debt securities at December 31, 2007. We estimate that the reduction in the fair value of debt securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2008, and December 31, 2007, would be as follows:

	June 30,	December 31,
(In millions)	2008	2007

Effect on yen-denominated debt securities	$(5,041)	$(4,872)
Effect on dollar-denominated debt securities	(871)	(919)

Effect on total debt securities	$(5,912)	$(5,791)

     We attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to mitigate our exposure to interest rate risk. For additional information, see the Interest Rate Risk section of MD&A in our annual report to shareholders for the year ended December 31, 2007.
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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	June 30,	December 31,	June 30,	December 31,
(In millions)	2008	2007	2008	2007

Securities available for sale, at fair value:
Fixed maturities	$24,777	$23,532	$6,595 *	$6,874 *
Perpetual debentures	3,668	3,764	302	331
Equity securities	22	22	—	—

Total available for sale	28,467	27,318	6,897	7,205

Securities held to maturity, at amortized cost:
Fixed maturities	19,488	16,799	221	20
Perpetual debentures	4,259	3,985	—	—

Total held to maturity	23,747	20,784	221	20

Total investment securities	$52,214	$48,102	$7,118	$7,225

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $104 in 2008 and $105 in 2007.
     During the second quarter of 2008, Aflac U.S. used the proceeds from the issuance of $200 million of variable interest rate funding agreements to third party investors to purchase a corresponding amount of variable interest rate CDOs. These CDOs were purchased exclusively to support our obligation under the funding agreements and are classified as fixed maturities in the Aflac U.S. held-to-maturity portfolio. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
     We have investments in both publicly issued and privately issued securities. However, the status of issuance should not be viewed as an indicator of liquidity or as a limitation on the determination of fair value. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and the state of the market, including credit events and the interest rate environment, affect liquidity regardless of type of issuance. We routinely assess the fair value of all of our investments. This process includes evaluating quotations provided by outside securities pricing sources and/or compiled using data provided by external debt and equity market sources, as described more fully in the Critical Accounting Estimates section of this MD&A and in Note 4 of the Notes to the Consolidated Financial Statements.

     The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$16,909	$17,403	$15,986	$16,919
Perpetual debentures	173	144	173	157
Equity securities	14	19	13	19

Total publicly issued	17,096	17,566	16,172	17,095

Privately issued securities:
Fixed maturities	34,541	32,070	30,232	29,783
Perpetual debentures	8,512	7,920	8,084	7,872
Equity securities	3	3	3	3

Total privately issued	43,056	39,993	38,319	37,658

Total investment securities	$60,152	$57,559	$54,491	$54,753

     Privately issued securities accounted for 71.6% of total debt securities, at amortized cost, at June 30, 2008, compared with 70.3% at December 31, 2007. Privately issued securities held by Aflac Japan at amortized cost accounted for $40.4 billion, or 67.2%, of total debt securities at June 30, 2008, and $36.0 billion, or 66.0%, of total debt securities at December 31, 2007. Reverse-dual currency debt securities accounted for $12.5 billion, or 29.1%, of total privately issued securities at June 30, 2008, compared with $11.1 billion, or 29.2%, of total privately issued securities at December 31, 2007. Aflac Japan has invested in privately issued securities to secure higher yields than those available from Japanese government bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
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

     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2008	December 31, 2007	June 30, 2007

AAA	13.4%	18.4%	24.3%
AA	48.2	44.1	36.3
A	25.5	30.2	30.8
BBB	12.9	7.3	8.6

	100.0%	100.0%	100.0%

     The percentage increase of securities purchased in the BBB rated category during the period was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. The increased percentage of securities purchased in the AAA rated category in the first six months of 2007 primarily reflects the purchase of U.S. Treasury bills by Aflac Japan, pending repatriation of profits to Aflac U.S. in the third quarter of 2007.
     The distributions of debt securities we own, by credit rating, were as follows:
Composition by Credit Rating

	June 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.0%	6.1%	6.3%	6.2%
AA	43.9	45.5	44.3	45.3
A	31.1	30.5	30.7	30.4
BBB	17.1	16.4	16.8	16.6
BB or lower	1.9	1.5	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain/loss are reflected on the balance sheet.
     Once we designate a security as below investment grade, we intensify our monitoring of the issuer. We do not automatically recognize an impairment if the security’s amortized cost exceeds its fair value. Our investment management starts by reviewing its credit analysis. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from at least three independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value, if any, is other than temporary. For securities with an amortized cost in excess of fair value, investment management then reviews the issue based on our impairment policy to determine if the investment should be impaired and/or liquidated. The assessment of whether a decline is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A and in Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007. Securities classified as below investment grade were as follows:
Below-Investment-Grade Securities

	June 30, 2008			December 31, 2007

	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Ahold	$331	$332	$318	$310	$311	$272
Ford Motor Credit	282	282	173	263	263	215
CSAV	226	226	161	210	210	143
BAWAG	131	132	79	123	123	90
Ford Motor Company	111	121	76	111	122	93
Sprint Capital Corp.	22	24	20	*	*	*
Academica Charter Schools Finance	22	24	21	*	*	*
International Securities Trading Corp.	18	—	—	20	—	—
Patrick Family Housing (Patrick AFB)	4	1	1	4	1	1
Aloha Utilities Inc.	**	**	**	2	2	1

Total	$1,147	$1,142	$849	$1,043	$1,032	$815

*	Investment grade at respective reporting date

**	Sold during 2008
     Occasionally, a debt security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities as of June 30, 2008, represented 1.1% of total debt securities at amortized cost and were as follows:
Split-Rated Securities

	Amortized	Moody's	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$301	Baa3	BB+	BB+	Below Investment Grade
IKB Deutsche Industriebank	122	Ba2	N/A	A	Investment Grade
Stora Enso Oyj	99	Ba1	BBB-	BBB-	Investment Grade
MEAD Corp.	36	Ba1	BBB	N/A	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Sprint Capital Corp.	24	Baa3	BB	BB+	Below Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BB+	Below Investment Grade
Oncor Electric Delivery	11	Ba1	BBB-	BBB	Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities by investment-grade status as of June 30, 2008.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$35,025	$34,597	60.1%	$1,404	$1,832
Below-investment-grade securities	1,142	849	1.5	1	294
Held-to-maturity securities:
Investment-grade securities	23,968	22,091	38.4	268	2,145

Total	$60,135	$57,537	100.0%	$1,673	$4,271

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2008.
Aging of Unrealized Losses

			Less than		Six Months
	Total	Total	Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$19,350	$1,832	$6,047	$204	$3,421	$292	$9,882	$1,336
Below-investment- grade securities	1,109	294	—	—	18	2	1,091	292
Held-to-maturity securities:
Investment-grade securities	18,728	2,145	4,082	184	2,018	223	12,628	1,738

Total	$39,187	$4,271	$10,129	$388	$5,457	$517	$23,601	$3,366

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2008.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$19,350	$1,832	$17,322	$1,283	$1,991	$525	$37	$24
Below-investment-grade securities	1,109	294	342	21	767	273	—	—
Held-to-maturity securities:
Investment-grade securities	18,728	2,145	16,571	1,382	1,875	578	282	185

Total	$39,187	$4,271	$34,235	$2,686	$4,633	$1,376	$319	$209

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2008.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp.	BBB	$313	$118	$195
Ford Motor Credit	B	282	173	109
Takefuji	BBB	725	623	102
Nordea Bank	AA	376	288	88
Credit Suisse Group	AA	569	496	73
CSAV	BB	226	161	65
Unicredito Italiano	A	487	424	63
KBC Group	A	251	189	62
IKB Deutsche Industriebank	A	122	63	59
Erste Bank	A	423	364	59

     The fair value of our investments in debt securities can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe that it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, impairment charges recognized during the six-month periods ended June 30, 2008 and 2007, were immaterial.
     Realized losses on debt securities were as follows:
Realized Losses on Debt Securities

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$44	$1	$81	$2
Six months to 12 months	24	1	55	9
Over 12 months	21	2	30	2

Total	$89	$4	$166	$13

     Sales of below-investment-grade securities and related realized losses were immaterial during the first six months of 2008.
     Cash, cash equivalents, and short-term investments totaled $1.4 billion, or 2.3% of total investments and cash, as of June 30, 2008, compared with $1.6 billion, or 2.7%, at December 31, 2007.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 3 and 4 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.

Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2008	December 31, 2007

Aflac Japan	$4,708	$4,269
Aflac U.S.	2,486	2,385

Total	$7,194	$6,654

     Total deferred policy acquisition costs increased 8.1% during the period as compared to December 31, 2007. Aflac Japan’s deferred policy acquisition costs increased 10.3% (2.8% increase in yen) for the six months ended June 30, 2008. The stronger yen at June 30, 2008, increased reported deferred policy acquisition costs by $319 million. Deferred policy acquisition costs of Aflac U.S. increased 4.3% for the six-month period ended June 30, 2008. The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	June 30, 2008	December 31, 2007

Aflac Japan	$49,375	$44,694
Aflac U.S.	6,504	5,979
Other business segments	2	3

Total	$55,881	$50,676

     Total policy liabilities increased 10.3% during the period as compared to December 31, 2007. Aflac Japan’s policy liabilities increased 10.5% (3.0% increase in yen) for the six months ended June 30, 2008. The stronger yen at June 30, 2008, increased reported policy liabilities by $3.3 billion. Policy liabilities of Aflac U.S. increased 8.8% for the six-month period ended June 30, 2008. The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.5 billion at both June 30, 2008, and December 31, 2007. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 15.9% as of June 30, 2008, compared with 15.6% at December 31, 2007. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At June 30, 2008, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 56.0 billion yen, compared with 105.2 billion yen at December 31, 2007. The decrease in our yen-denominated net asset position resulted from the continuing decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest-rate swaps. These hedges were effective during the six-month period ended June 30, 2008; therefore, there was no impact on net earnings.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. Aflac declared dividends to the Parent Company in the amount of $758 million in the first half of 2008, compared with $682 million for the same period in 2007. During the first six months of 2008, Aflac paid $42 million to the Parent Company for management fees, compared with $41 million for the same period in 2007. The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.
     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We have a Shelf Registration Statement (SRS) on file with Japanese regulatory authorities to issue up to 100 billion yen of Uridashi notes in Japan. This SRS will expire in August 2008. As of June 30, 2008, the Parent Company had issued 45 billion yen of yen-denominated Uridashi notes from this SRS. If issued, the remaining 55 billion yen (approximately $517 million using the June 30, 2008, exchange rate) of yen-denominated Uridashi notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 5 of the Notes to the Consolidated Financial Statements.
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
Consolidated Cash Flows by Activity

(In millions)	2008	2007

Operating activities	$2,454	$2,329
Investing activities	(1,814)	(1,742)
Financing activities	(841)	(375)
Exchange effect on cash and cash equivalents	25	(9)

Net change in cash and cash equivalents	$(176)	$203

Operating Activities
     In the first half of 2008, consolidated cash flow from operations increased 5.4%, compared with the first six months of 2007. The following table summarizes operating cash flows by source for the six-month periods ended June 30.
Net Cash Provided by Operating Activities

(In millions)	2008	2007

Aflac Japan	$2,013	$1,784
Aflac U.S. and Other Operations	441	545

Total	$2,454	$2,329

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.
Net Cash Used by Investing Activities

(In millions)	2008	2007

Aflac Japan	$(1,653)	$(1,278)
Aflac U.S. and Other Operations	(161)	(464)

Total	$(1,814)	$(1,742)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of debt securities available for sale during the six-month period ended June 30, 2008, compared with approximately 1% a year ago.
Financing Activities
     Consolidated cash used by financing activities was $841 million in the first six months of 2008, compared with $375 million for the same period of 2007. Cash returned to shareholders through share repurchases and dividends was $1,023 million during the first half of 2008 as compared to $537 million for the same period a year ago.
     The following tables present a summary of treasury stock activity during the six-month periods ended June 30.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2008	2007

Treasury stock purchases	$805	$355

Shares purchased:
Open market	12,500	7,062
Other	109	184

Total shares purchased	12,609	7,246

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2008	2007

Stock issued from treasury	$20	$23

Shares issued	1,109	1,679

     Dividends paid to shareholders in the first half of 2008 of $.48 per share increased 23.1% over the same period of 2007. The following table presents the sources of dividends paid to shareholders for the six-month periods ended June 30.

(In millions)	2008	2007

Dividends paid in cash	$218	$182
Dividends through issuance of treasury shares	10	10

Total dividends to shareholders	$228	$192

     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The repurchase was funded with internal capital. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.

Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. During the first six months of 2008, Aflac Japan paid $13 million to the Parent Company for management fees, compared with $17 million for the same period in 2007. Expenses allocated to Aflac Japan were $19 million for the six-month period ended June 30, 2008, compared with $17 million a year ago. During the first six months of 2008, Aflac Japan remitted profits of $301 million (32.0 billion yen) to Aflac U.S., compared with $250 million (31.0 billion yen) in the first half of 2007. We determine the timing of profit remittances based on corporate needs. We anticipate that 2008 profit remittances will total 64.0 billion yen, compared with full-year remittances of 67.8 billion yen in 2007.
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
Other
     In July 2008, the board of directors declared the third quarter cash dividend of $.24 per share. The dividend is payable on September 2, 2008, to shareholders of record at the close of business on August 20, 2008. In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board authorized the purchase of an additional 30.0 million shares of our common stock. As of June 30, 2008, approximately 43.1 million shares were available for purchase under our share repurchase authorizations.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the second quarter of 2008, we repurchased shares of Aflac stock as follows:
Issuer Purchases of Equity Securities

			(c)
			Total
			Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)		as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	—	$—	—	43,070,920
May 1 - May 31	—	—	—	43,070,920
June 1 - June 30	665	66.05	—	43,070,920

Total	665	$66.05	—	43,070,920

Of the shares available for purchase, 13,070,920 shares relate to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006. The remaining 30,000,000 shares relate to a 30,000,000 share repurchase authorization by the board announced in January 2008. During the second quarter of 2008, 665 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of the Shareholders was held on May 5, 2008. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Amendment of Article IV of the Company’s Articles of Incorporation to increase the Company’s authorized shares of $.10 par value Common Stock from 1,000,000,000 shares to 1,900,000,000 shares; (3) Adoption of an amended and restated management incentive plan (the “2009 Management Incentive Plan”); (4) Approval of an advisory (non-binding) proposal regarding executive compensation; and (5) Ratification of the appointment of independent registered public accounting firm for 2008. The proposals were approved by the shareholders.

     The following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.
VOTES

					Broker
	For	Against	Abstentions	Withheld	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	680,573,115	N/A	N/A	13,384,731	87
John Shelby Amos II	677,065,347	N/A	N/A	16,892,499	87
Paul S. Amos II	676,875,194	N/A	N/A	17,082,652	87
Yoshiro Aoki	684,463,406	N/A	N/A	9,494,440	87
Michael H. Armacost	680,968,516	N/A	N/A	12,989,330	87
Kriss Cloninger III	669,421,549	N/A	N/A	24,536,297	87
Joe Frank Harris	674,108,729	N/A	N/A	19,849,117	87
Elizabeth J. Hudson	680,804,259	N/A	N/A	13,153,587	87
Kenneth S. Janke, Sr.	669,780,243	N/A	N/A	24,177,603	87
Douglas W. Johnson	683,844,041	N/A	N/A	10,113,805	87
Robert B. Johnson	682,268,210	N/A	N/A	11,689,637	87
Charles B. Knapp	680,425,327	N/A	N/A	13,532,519	87
E. Stephen Purdom	677,051,146	N/A	N/A	16,906,700	87
Barbara K. Rimer, Dr. PH	680,794,710	N/A	N/A	13,163,136	87
Marvin R. Schuster	683,877,954	N/A	N/A	10,079,892	87
David Gary Thompson	682,793,189	N/A	N/A	11,164,657	87
Robert L. Wright	681,916,751	N/A	N/A	12,041,095	87
(2) Increase in number of authorized common stock shares	626,391,454	59,134,254	8,432,106	N/A	119
(3) Adoption of 2009 Management Incentive Plan	652,354,394	27,393,303	14,210,107	N/A	129
(4) Advisory (non-binding) proposal on executive compensation	646,140,973	17,278,269	30,538,691	N/A	—
(5) Ratification of appointment of KPMG LLP as independent registered public accounting firm	681,408,181	6,575,942	5,973,704	N/A	106

N/A — not applicable

Item 6. Exhibits.
(a) Exhibit Index:

3.0		-	Articles of Incorporation, as amended.
3.1		-	Bylaws of the Corporation, as amended — incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4		-
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
Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated December 6, 2007 — incorporated by reference from 2007 Form 10-K, Exhibit 10.3 (File No. 001-07434).

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

10.7	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 — incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.8	*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9	*	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.10	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.11	*	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12	*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.13	*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.14	*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.15	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.16	*	-
First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.17	*	-
Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.18	*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.19	*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.20	*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.21	*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

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
Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.26	*	-
Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.27	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.28	*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.29	*	-
Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.30	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.31	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.32	*	-	Aflac Consulting Arrangement with E. Stephen Purdom — incorporated by reference from 2007 Form 10-K, Exhibit 10.33 (File No. 001-07434).
10.33		-
Aflac Incorporated Accelerated Share Repurchase Agreement with Merrill Lynch, Pierce, Fenner & Smith, dated February 4, 2008 — incorporated by reference from Form 8-K dated February 6, 2008, Exhibit 10.1 (File No. 001-07434).

11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15		-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1		-	Certification of CEO dated August 8, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated August 8, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO dated August 8, 2008, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*   Management contract or compensatory plan agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated
August 8, 2008	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 8, 2008	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services; Chief Accounting Officer