Form 10-Q
period 2008-09-30
AFLAC INC
filed 2008-11-07
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 3, 2008
Common Stock, $.10 Par Value	466,123,374 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Review by Independent Registered Public Accounting Firm
     The September 30, 2008, and 2007, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on Page 2.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2008, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2008, and 2007, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008, and 2007. These consolidated financial statements are the responsibility of the Company’s management.
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

Atlanta, Georgia
November 7, 2008

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for share and per-share amounts - Unaudited)	2008	2007	2008	2007

Revenues:
Premiums, principally supplemental health insurance	$3,647	$3,260	$10,966	$9,578
Net investment income	637	592	1,901	1,729
Realized investment gains (losses)	(597)	1	(605)	28
Other income	4	8	32	41

Total revenues	3,691	3,861	12,294	11,376

Benefits and expenses:
Benefits and claims	2,551	2,331	7,664	6,855
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	181	151	557	460
Insurance commissions	355	331	1,075	986
Insurance expenses	419	372	1,264	1,060
Interest expense	7	6	21	20
Other operating expenses	30	28	99	82

Total acquisition and operating expenses	992	888	3,016	2,608

Total benefits and expenses	3,543	3,219	10,680	9,463

Earnings before income taxes	148	642	1,614	1,913
Income taxes	48	222	557	662

Net earnings	$100	$420	$1,057	$1,251

Net earnings per share:
Basic	$.21	$.86	$2.22	$2.56
Diluted	.21	.85	2.19	2.53

Common shares used in computing earnings per share (In thousands):
Basic	475,357	487,065	476,076	488,493
Diluted	480,745	492,819	482,113	494,555

Cash dividends per share	$.24	$.205	$.72	$.595

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
(In millions)	(Unaudited)

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $32,764 in 2008 and $29,399 in 2007)	$31,650	$30,511
Perpetual debentures (amortized cost $8,341 in 2008 and $4,267 in 2007)	7,866	4,089
Equity securities (cost $22 in 2008 and $21 in 2007)	25	28
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $18,802 in 2008 and $16,191 in 2007)	20,596	16,819
Perpetual debentures (fair value $3,934 in 2007)	—	3,985
Other investments	76	61
Cash and cash equivalents	514	1,563

Total investments and cash	60,727	57,056
Receivables, primarily premiums	823	732
Accrued investment income	587	561
Deferred policy acquisition costs	7,445	6,654
Property and equipment, at cost less accumulated depreciation	542	496
Other	333	306

Total assets	$70,457	$65,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2008	2007
(In millions, except for share and per-share amounts)	(Unaudited)

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$52,092	$45,675
Unpaid policy claims	2,800	2,455
Unearned premiums	781	693
Other policyholders’ funds	2,502	1,853

Total policy liabilities	58,175	50,676
Notes payable	1,568	1,465
Income taxes	1,440	2,531
Payables for return of cash collateral on loaned securities	1,332	808
Other	1,442	1,530
Commitments and contingent liabilities (Note 9)

Total liabilities	63,957	57,010

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2008 and 1,000,000 shares in 2007; issued 659,762 shares in 2008 and 658,604 shares in 2007	66	66
Additional paid-in capital	335	1,054
Retained earnings	11,352	10,637
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	362	129
Unrealized gains (losses) on investment securities	(882)	874
Pension liability adjustment	(69)	(69)
Treasury stock, at average cost	(4,664)	(3,896)

Total shareholders’ equity	6,500	8,795

Total liabilities and shareholders’ equity	$70,457	$65,805

Shareholders’ equity per share	$13.64	$18.08

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions, except for per-share amounts - Unaudited)	2008	2007

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,054	895
Exercise of stock options, including income tax benefits	39	62
Share-based compensation	29	29
Gain on treasury stock reissued	38	33
Forward treasury stock purchase	(825)	—

Balance, end of period	335	1,019

Retained earnings:
Balance, beginning of period	10,637	9,304
Net earnings	1,057	1,251
Dividends to shareholders	(342)	(201)

Balance, end of period	11,352	10,354

Accumulated other comprehensive income:
Balance, beginning of period	934	1,426
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	233	59
Change in unrealized gains (losses) on investment securities during period, net of income taxes	(1,756)	(695)
Pension liability adjustment during period, net of income taxes	—	2

Balance, end of period	(589)	792

Treasury stock:
Balance, beginning of period	(3,896)	(3,350)
Purchases of treasury stock	(805)	(479)
Cost of shares issued	37	49

Balance, end of period	(4,664)	(3,780)

Total shareholders’ equity	$6,500	$8,451

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2008	2007

Cash flows from operating activities:
Net earnings	$1,057	$1,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	2	(140)
Increase in deferred policy acquisition costs	(350)	(327)
Increase in policy liabilities	2,427	2,400
Change in income tax liabilities	(160)	212
Realized investment (gains) losses	605	(28)
Other, net	67	(26)

Net cash provided by operating activities	3,648	3,342

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	601	172
Fixed maturities matured or called	1,117	1,756
Perpetual debentures sold	221	171
Securities held to maturity:
Fixed maturities matured or called	1	44
Perpetual debentures matured or called	—	140
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,053)	(2,935)
Securities held to maturity:
Fixed maturities	(2,527)	(1,864)
Cash received as collateral on loaned securities, net	451	(164)
Other, net	(46)	(34)

Net cash used by investing activities	$(3,235)	$(2,714)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2008	2007

Cash flows from financing activities:
Purchases of treasury stock	$(805)	$(479)
Forward treasury stock purchase	(825)	—
Proceeds from borrowings	—	242
Principal payments under debt obligations	(3)	(246)
Dividends paid to shareholders	(327)	(277)
Change in investment-type contracts, net	406	153
Treasury stock reissued	26	37
Other, net	36	60

Net cash used by financing activities	(1,492)	(510)

Effect of exchange rate changes on cash and cash equivalents	30	7

Net change in cash and cash equivalents	(1,049)	125
Cash and cash equivalents, beginning of period	1,563	1,203

Cash and cash equivalents, end of period	$514	$1,328

Supplemental disclosures of cash flow information:
Income taxes paid	$659	$420
Interest paid	19	19
Impairment losses included in realized investment gains (losses)	380	2
Noncash financing activities:
Capitalized lease obligations	2	1
Treasury shares issued for:
Associate stock bonus	32	28
Shareholder dividend reinvestment	15	15
Shared-based compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions - Unaudited)	2008	2007	2008	2007

Net earnings	$100	$420	$1,057	$1,251

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	23	10	57	(1)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during period	(1,611)	(174)	(3,278)	(1,034)
Reclassification adjustment for realized (gains) losses included in net earnings	590	(1)	598	(28)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during period	(1)	(1)	1	—
Pension liability adjustment during period	—	—	(1)	3

Total other comprehensive income (loss) before income taxes	(999)	(166)	(2,623)	(1,060)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(401)	(172)	(1,100)	(426)

Other comprehensive income (loss), net of income taxes	(598)	6	(1,523)	(634)

Total comprehensive income (loss)	$(498)	$426	$(466)	$617

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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2008, and December 31, 2007, and the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2008, and 2007, and consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008, and 2007. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2007.
     New Accounting Pronouncements: In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP provides additional guidance regarding the application of FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued. We adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
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
     Securities and Exchange Commission Guidance: On October 14, 2008, the Securities and Exchange Commission (SEC) issued a letter to the FASB addressing recent questions raised by various interested parties regarding declines in the fair value of perpetual preferred securities, or so-called “hybrid securities,” which have both debt and equity characteristics and the assessment of those declines under existing accounting guidelines for other-than-temporary impairments. In its letter, the SEC recognized that hybrid securities are often structured in equity form but generally possess significant debt-like characteristics. The SEC also recognized that existing accounting guidance does not specifically address the impact, if any, of the debt-like characteristics of these hybrid securities on the assessment of other-than-temporary impairments.
     After consultation with and concurrence of the FASB staff, the SEC concluded that it will not object to the use of an other-than-temporary impairment model that considers the debt-like characteristics of hybrid securities (including the anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer (for example, a decline in the cash flows from holding the investment or a downgrade of the rating of the security below investment grade), in filings after the date of its letter until the matter can be addressed further by the FASB.
     As more fully discussed in Note 3 of the Notes to the Consolidated Financial Statements, in light of the recent unprecedented volatility in the debt and equity markets, we have concluded that all of our investments in perpetual debentures, or hybrid securities, should be classified as available-for-sale securities. We have also concluded that our perpetual debentures should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model until further guidance is provided by the SEC and the FASB. We recognized realized investment losses of $294 million ($191 million after tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities. The impact of classifying all of our perpetual debentures as available for sale and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Revenues:
Aflac Japan:
Earned premiums	$2,569	$2,266	$7,774	$6,651
Net investment income	504	456	1,508	1,335
Other income	4	—	17	18

Total Aflac Japan	3,077	2,722	9,299	8,004

Aflac U.S.:
Earned premiums	1,078	993	3,192	2,926
Net investment income	129	127	376	373
Other income	2	2	8	7

Total Aflac U.S.	1,209	1,122	3,576	3,306

Other business segments	8	9	28	27

Total business segment revenues	4,294	3,853	12,903	11,337
Realized investment gains (losses)	(597)	1	(605)	28
Corporate	18	31	62	84
Intercompany eliminations	(24)	(24)	(66)	(73)

Total revenues	$3,691	$3,861	$12,294	$11,376

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Pretax earnings:
Aflac Japan	$563	$468	$1,690	$1,393
Aflac U.S.	204	182	585	523
Other business segments	1	(1)	—	(2)

Total business segments	768	649	2,275	1,914
Interest expense, noninsurance operations	(6)	(6)	(19)	(15)
Corporate and eliminations	(10)	(5)	(30)	(16)

Pretax operating earnings	752	638	2,226	1,883
Realized investment gains (losses)	(597)	1	(605)	28
Impact from SFAS 133	(7)	3	(7)	2

Total earnings before income taxes	$148	$642	$1,614	$1,913

Income taxes applicable to pretax operating earnings	$259	$221	$771	$651
Effect of foreign currency translation on operating earnings	20	(3)	82	(17)

     Assets were as follows:

	September 30,	December 31,
(In millions)	2008	2007

Assets:
Aflac Japan	$60,040	$54,153
Aflac U.S.	10,146	10,415
Other business segments	135	117

Total business segments	70,321	64,685
Corporate	8,297	10,364
Intercompany eliminations	(8,161)	(9,244)

Total assets	$70,457	$65,805

3. INVESTMENTS
     The following table presents our realized investment gains and losses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per-share amounts)	2008	2007	2008	2007

Realized investments gains (losses), before tax:
Sales and redemptions	$(217)	$3	$(225)	$30
Impairments	(380)	(2)	(380)	(2)

Total	$(597)	$1	$(605)	$28

Realized investments gains (losses), net of tax:
Sales and redemptions	$(142)	$2	$(147)	$19
Impairments	(247)	(1)	(247)	(1)

Total	$(389)	$1	$(394)	$18

Realized investments gains (losses) per diluted share, net of tax	$(.81)	$—	$(.82)	$.04

     Realized investments losses during the three months ended September 30, 2008, included $217 million ($142 million after tax) related to the sale of our investments in Lehman Brothers and Washington Mutual and other smaller securities transactions. Impairment losses during the quarter consisted of $86 million ($56 million after tax) recognized on our investments in Ford Motor Company and other smaller securities and $294 million ($191 million after tax) recognized on certain of our perpetual debenture investments, or so-called ”hybrid securities.” See further discussion below regarding the impairment losses on our perpetual debentures. Realized investment gains in the three- and nine-month periods ended September 30, 2007, primarily resulted from securities sold or redeemed in the normal course of business.
     As disclosed in our Form 10-K, we maintain an investment portfolio of subordinated perpetual debentures. These securities are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual debentures have characteristics of both debt and equity investments, along with unique features that create economic maturity dates of the securities. Although these securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date of the perpetual debentures. Since first purchasing these securities in 1993, we have accounted for and reported perpetual debentures as debt securities and have classified them as both available-for-sale and held-to-maturity securities.
     In light of the recent unprecedented volatility in the debt and equity markets, we have concluded that all of our perpetual debentures should be classified as available-for-sale securities. We have also concluded that our perpetual debentures should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model. The after-tax charge of $191 million in the third quarter of 2008 reflects the impact of applying our equity security impairment policy to this asset class through June 30, 2008. The June 30 valuation date was used following the SEC's letter to the FASB on the topic of the appropriate impairment model to apply to hybrid securities. In its letter dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment approach.
     Of the other-than-temporary impairment charges recognized on our perpetual securities in the third quarter of 2008, $40 million, $53 million, $50 million, and $38 million, net of tax, relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, relates to the quarter ended June 30, 2008. There were no impairment charges related to the first quarter of 2008. The impact of classifying all of our perpetual debentures as available-for-sale securities and assessing them for other-than-temporary impairments under our equity security impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. As of September 30, 2008, approximately 92% of our perpetual debentures were rated A or better, and the fair value of our perpetual debenture portfolio was approximately 94% of book value.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at the following dates was:

	September 30,	December 31,
(In millions)	2008	2007

Unrealized gains (losses) on securities available for sale	$(1,586)	$941
Unamortized unrealized gains on securities transferred to held to maturity	191	343
Deferred income taxes	513	(410)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(882)	$874

     The unrealized gains declined and the unrealized losses increased on securities available for sale during the period, such that we now reflect a net unrealized loss as of September 30, 2008. We believe the declines in unrealized gains and the increases in unrealized losses primarily resulted from a widening of credit spreads globally, increases in interest rates globally, foreign exchange rates, and the previously discussed reclassification of all of our perpetual debentures to available for sale.
     Our total investment in the banks and financial institutions sector including those classified as perpetual debentures were as follows:

	September 30, 2008		December 31, 2007

	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Amortized cost	$26,454	43%	$23,941	44%
Fair value	$24,157	41%	$23,348	43%

     Our investment discipline begins with a top-down approach. We first approve each country we invest in, and within those countries, we primarily invest in financial institutions that are strategically crucial to each country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures.

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

	September 30, 2008		December 31, 2007

	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	42%	35%	40%	41%
Perpetual debentures	15	12	14	22

Total	57%	47%	54%	63%

     Ford Motor Credit Corporation (FMCC) is a wholly owned financing subsidiary of Ford Motor Company. The unrealized loss on Aflac Japan’s $290 million (30.0 billion yen) investment in FMCC increased $83 million to $131 million during the nine-month period ended September 30, 2008, as compared with $48 million at December 31, 2007. The increase in the unrealized loss for FMCC related to foreign currency translation is $12 million. We believe that the remaining increase in the unrealized loss on FMCC is related to sharply lower reported earnings by FMCC year-to-date in 2008, compared with the same period in 2007. FMCC reported an operating loss in the second quarter of 2008. We believe FMCC’s decline in profitability is fueled largely by credit losses and lower lease residual values and that unrealized losses in FMCC are also impacted by widening credit spreads globally as a result of the contraction in global capital markets liquidity over the past several quarters. However, we also believe FMCC continues to maintain adequate stand-alone liquidity and a stable credit outlook even after substantial lease residual asset write-downs. Accordingly, based on our reviews of FMCC, we believe we will collect all amounts due under the contractual terms of our investment. Because we have the ability and intent to hold this investment until a recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired as of September 30, 2008.
     IKB Deutsche Industriebank (IKB) is the primary specialized long-term lender to the domestic small- to medium-sized companies in Germany, and a market leader in industry finance in Germany. The unrealized loss on Aflac Japan’s $126 million (13.0 billion yen) investment in IKB increased $53 million to $70 million during the nine-month period ended September 30, 2008, compared with $17 million at December 31, 2007. The increase in the unrealized loss for IKB related to foreign currency translation was $6 million. We believe the remaining increase in the unrealized loss on IKB was primarily due to charges incurred by IKB during 2008 as a result of mark-to-market adjustments on certain of its liabilities and losses incurred by IKB on various structured credit exposures to its investments. However, we also believe IKB continues to maintain adequate liquidity and solvency ratios in part due to support offered by the German public development bank, which is owned and operated by the German governments. Based on our reviews of IKB, we believe we will collect all amounts due under the contractual terms of our investment. Because we have the ability and intent to hold this investment until a recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired as of September 30, 2008. For further information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.

     As part of our investment activities, we own investments in qualifying special purpose entities (QSPEs). We also own investments in variable interest entities (VIEs). The following details our investments in these vehicles:
Investments in Qualified Special Purpose Entities
and Variable Interest Entities

	September 30, 2008			December 31, 2007

	Amortized		Fair	Amortized		Fair
(In millions)	Cost		Value	Cost		Value

QSPEs:
Total QSPEs	$3,918	*	$3,698	$3,288	*	$3,214

VIEs:
Consolidated:
Total VIEs consolidated	$1,619		$1,316	$1,591		$1,338

Not consolidated:
CDOs	1,022		614	494		399
Other	454		427	359		361

Total VIEs not consolidated	1,476		1,041	853		760

Total VIEs	$3,095	**	$2,357	$2,444	**	$2,098

*	Total QSPEs represent 6.4% of total debt securities and perpetual debentures in 2008 and 6.0% in 2007.
**	Total VIEs represent 5.0% of total debt securities and perpetual debentures in 2008 and 4.5% in 2007.
     We have no equity interests in any of the QSPEs in which we invest, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     We are the primary beneficiary of the consolidated VIEs included in the table above. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities held by these VIEs mirror the terms of the notes held by Aflac. The consolidation of these investments does not impact our financial position or results of operations.
     We also have interests in VIEs in which we are not the primary beneficiary and are therefore not required to consolidate. Included in these VIEs are collateralized debt obligations (CDOs) issued through VIEs originated by third party companies that combine highly rated underlying assets as collateral for the CDOs with credit default swaps (CDS) to produce an investment security that consists of multiple tranches with varying levels of subordination within the VIE. The underlying collateral assets and funding of these VIEs are generally static in nature. The VIEs are limited to holding the underlying collateral and CDS contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investment therein. The underlying collateral and the reference corporate entities covered by the CDS contracts are all investment grade at the time of issuance. These VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and CDS contracts. We currently own only senior CDO tranches within the VIEs that we own. Consistent with our other debt securities, we are exposed to credit losses within these CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within the VIEs we own to absorb the majority of the expected losses from the underlying credit default swaps. Based on our models, each of the VIEs can sustain multiple defaults in the underlying CDS pools with no loss to our CDO investments. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2006, and we have invested in this type of financing vehicle from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.
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
     The remaining VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are used to raise financing for their parent companies in the international capital markets. These VIEs do not rely on outside or ongoing forms of funding to support their activities beyond the guarantees of their corporate parents. We have no continuing obligation to fund these VIEs nor do we guarantee any of the VIEs in any manner. Our involvement with these VIEs began in 2004 and we have continued to invest in these financing vehicles from time to time. Our risk of loss associated with our interest in these VIEs is limited to our current investment therein.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. The following table presents our security loans outstanding and the corresponding collateral held:

	September 30,	December 31,
(In millions)	2008	2007

Security loans outstanding, fair value	$1,299	$790
Cash collateral on loaned securities	1,332	808

     Of the total cash collateral received from borrowers for securities loaned, $129 million is callable at the discretion of the borrowers. The remaining amount of collateral of $1,203 million may not be called by the borrowers prior to the expiration of the security lending contracts. All security lending agreements are callable by us at any time.
     During the third quarter of 2008, we transferred four of our CDO debt securities from held to maturity to available for sale as a result of a default by Lehman Brothers Holdings Inc., the arranger of the CDOs. In connection with the transfer, we took an impairment charge primarily related to the foreign currency component of three of these CDOs totaling $20 million ($13 million after tax). This impairment charge is included in realized investment losses during the period. At the time of the transfer and after impairment charges, these CDO debt securities had a total amortized cost of $245 million and an unrealized gain of $3 million. The unrealized gain relates to the only CDO of the four that was not impaired. These CDO securities are in the process of being liquidated. We also transferred two other debt securities from held to maturity to available for sale during the period as a result of declines in the credit quality of the issuers. At the time of the transfer, the first security had an amortized cost of $94 million and an unrealized loss of $7 million. We sold this security at a realized loss of less than $1 million prior to the end of the third quarter. The second security had an amortized cost of $120 million and an unrealized loss of $74 million at the time of transfer. As of September 30, 2008, this security was classified as below investment grade. See our discussion above regarding perpetual debentures for information on additional transfers from held to maturity to available for sale during the quarter.
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
4. FINANCIAL INSTRUMENTS
     We have outstanding cross-currency swap agreements related to the $450 million senior notes and interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). The components of the fair value of the cross-currency and interest-rate swaps were reflected as an asset or (liability) in the balance sheet as follows:

	September 30,	December 31,
(In millions)	2008	2007

Interest rate component	$3	$7
Foreign currency component	(75)	(47)
Accrued interest component	9	5

Total fair value of cross-currency and interest-rate swaps	$(63)	$(35)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the nine-month periods ended September 30.

(In millions)	2008	2007

Balance, beginning of period	$(47)	$(17)
Increase (decrease) in fair value of cross-currency swaps	(30)	(9)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	2	(7)

Balance, end of period	$(75)	$(33)

     The change in fair value of the interest-rate swaps, included in accumulated other comprehensive income, was immaterial during the nine-month periods ended September 30, 2008 and 2007.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. The following table presents the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis as of September 30, 2008.

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities	$8,603	$22,699	$348	$31,650
Perpetual debentures	—	7,866	—	7,866
Equity securities	16	5	4	25

Total assets	$8,619	$30,570	$352	$39,541

Liabilities:
Cross-currency and interest-rate swaps	$—	$63	$—	$63

Total liabilities	$—	$63	$—	$63

     The fair value of our fixed maturities and equity securities categorized as Level 1 is based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us.
     The fair value of our fixed maturities and perpetual debentures categorized as Level 2 is determined using three techniques, depending on the source and availability of market inputs. Of these securities, approximately 35% are valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 53% of our Level 2 fixed maturities and perpetual debentures is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For the remaining Level 2 fixed maturities and perpetual debentures that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from a minimum of three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our cross-currency and interest-rate swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest and foreign currency rates, duration, counterparty credit risk and our own nonperformance risk.
     The fair value of our fixed maturities classified as Level 3 consists of securities for which there are limited or no observable valuation inputs. We estimate the fair value of our Level 3 fixed maturities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.

     The following table presents the changes in our securities available for sale classified as Level 3.

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008

	Fixed	Equity		Fixed	Equity
(In millions)	maturities	securities	Total	maturities	securities	Total

Balance, beginning of period	$294	$4	$298	$109	$3	$112
Unrealized gains (losses) included in other comprehensive income	(34)	—	(34)	(53)	1	(52)
Purchases and settlements	47	—	47	47	—	47
Transfers into Level 3	41	—	41	245	—	245

Balance, end of period	$348	$4	$352	$348	$4	$352

     During the second and third quarters of 2008, we experienced a reduction in the availability of observable valuation inputs from various pricing services and brokers used to value certain of our investment securities. Thus several valuation inputs we considered to be observable in the first quarter of 2008 were classified as non-observable in the second and third quarters of 2008. This resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category as shown in the table above. Gains or losses included in earnings attributable to the change in unrealized gains or losses during the nine-month period ended September 30, 2008, relating to Level 3 assets still held were immaterial.
     For additional information on our cross-currency and interest-rate swaps and other financial instruments, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.

5. NOTES PAYABLE
     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2008	2007

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	145	131
2.26% notes due September 2016 (principal amount 10 billion yen)	97	88
Variable interest rate notes due September 2011 (1.23% at September 2008, principal amount 20 billion yen)	193	175
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	386	350
1.87% notes due June 2012 (principal amount 30 billion yen)	290	263
Capitalized lease obligations payable through 2013	7	8

Total notes payable	$1,568	$1,465

     We were in compliance with all of the covenants of our notes payable at September 30, 2008. No events of default or defaults occurred during the nine months ended September 30, 2008.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30:

(In thousands of shares)	2008	2007

Common stock — issued:
Balance, beginning of period	658,604	655,715
Exercise of stock options and issuance of restricted shares	1,158	2,488

Balance, end of period	659,762	658,203

Treasury stock:
Balance, beginning of period	172,074	163,165
Purchases of treasury stock:
Open market	12,500	9,062
Other	114	489
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,036)	(1,097)
Exercise of stock options	(376)	(1,051)
Other	(67)	(117)

Balance, end of period	183,209	170,451

Shares outstanding, end of period	476,553	487,752

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of stock options to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at the following dates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Anti-dilutive stock options	1,640	1,359	1,230	2,159

     In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board of directors authorized the purchase of an additional 30.0 million shares of our common stock. As of September 30, 2008, approximately 43.1 million shares were available for purchase under our share repurchase authorizations.
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
     On August 26, 2008, we entered into an agreement for a share repurchase program with Goldman, Sachs & Co. (GS&Co.). Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. The repurchase was funded with internal capital. As of September 30, 2008, the $825 million remitted to GS&Co. under the agreement was reflected as a reduction to additional paid-in capital pending receipt of treasury shares purchased in connection with the agreement. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co. For information on the early termination of the share repurchase agreement with GS&Co., see Note 10, Subsequent Events, of the Notes to the Consolidated Financial Statements.
7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan is a stock option plan that allows for grants of both incentive stock options (ISOs) and non-qualifying stock options (NQSOs). This plan expired in February 2007 (although options granted before that date remain outstanding in accordance with their terms). The second plan is a long-term incentive compensation plan that allows for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. At September 30, 2008, approximately 20.8 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

     The following table provides information on stock options outstanding and exercisable at September 30, 2008.

	Stock	Weighted-Average	Aggregate
	Option	Remaining	Intrinsic	Weighted-Average
	Shares	Term	Value	Exercise Price
	(in thousands)	(in years)	(in millions)	Per Share

Outstanding	16,732	5.4	$357	$37.68
Exercisable	12,747	4.3	326	33.14

     We received cash from the exercise of stock options in the amount of $32 million during the first nine months of 2008, compared with $43 million in the first nine months of 2007. The tax benefit realized as a result of stock option exercises and restricted stock releases was $20 million in the first nine months of 2008, compared with $44 million in the first nine months of 2007.
     As of September 30, 2008, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $25 million, of which $12 million (503 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.
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
8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$2	$2	$3	$8	$7	$7	$8
Interest cost	1	3	1	2	3	8	2	7
Expected return on plan assets	(1)	(3)	—	(3)	(2)	(9)	(1)	(8)
Amortization of net actuarial loss	—	1	—	1	1	2	1	3

Net periodic benefit cost	$3	$3	$3	$3	$10	$8	$9	$10

     During the nine months ended September 30, 2008, Aflac Japan contributed approximately $10 million (using the September 30, 2008, exchange rate) to the Japanese pension plan, and Aflac U.S. contributed $20 million to the U.S. pension plan.
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
10. SUBSEQUENT EVENTS
     On August 26, 2008, we entered into an agreement for a share repurchase program with Goldman, Sachs & Co. (GS&Co.). Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. The repurchase was funded with internal capital. As of September 30, 2008, the $825 million remitted to GS&Co. under the agreement was reflected as a reduction to additional paid-in capital pending receipt of treasury shares purchased in connection with the agreement. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co. As of November 7, 2008, we had purchased a total of 23.2 million shares in 2008, and we had 32.4 million shares remaining for purchase under authorization from the board of directors.
     As of September 30, 2008, we held investments in three Icelandic banks, Glitnir, Landsbanki and Kaupthing, in the form of junior subordinated debt, some of which include perpetual debentures, totaling $167 million ($115 million at fair value). Due to the current market conditions and events surrounding the Icelandic banks, we performed extensive credit reviews of our investment in these banks in accordance with our investment policy, at which time we determined that our investments in one of these securities, Glitnir, was below investment grade. However, as a result of our credit review process, we concluded that it was likely that we would recover our full investment in the Icelandic banks and that no other-than-temporary impairment of these investments was warranted as of and for the period ended September 30, 2008.
     During the fourth quarter of 2008, the Icelandic government passed legislation that allowed certain distressed Icelandic financial institutions to be placed into receivership under the control of the Icelandic government. Following the passage of this legislation, the above noted Icelandic banks were placed into receivership and are now being operated by the Icelandic government, which is also in financial distress. Subsequent to these actions, we learned that it was unlikely that the banks or the Icelandic government have any intent to honor the banks' obligations beyond their domestic depositors. As a result, we expect to take an after-tax charge of approximately $110 million in the fourth quarter of 2008 to reflect the other-than-temporary impairment of these securities.

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2007, to September 30, 2008. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2007.
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
CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 97% of our assets and 86% of our liabilities are reported and thus have a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
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
     There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2008. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2007.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

	In Millions		Per Diluted Share		In Millions		Per Diluted Share

Net earnings	$100	$420	$.21	$.85	$1,057	$1,251	$2.19	$2.53
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(389)	1	(.81)	—	(394)	18	(.82)	.04
Impact from SFAS 133	(4)	2	—	—	(4)	1	—	—

Realized Investment Gains and Losses
     Our investment strategy is to invest in fixed-income securities in order to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability. Realized investment losses during the three months ended September 30, 2008, of $597 million ($389 million after tax) included $303 million ($198 million after tax) related to a decision to sell our investments in Lehman Brothers and Washington Mutual and impair our investment in Ford Motor Company in addition to other smaller securities transactions during the quarter. We also impaired investments in certain of our perpetual debentures, or so-called “hybrid securities,” which accounted for the remaining realized investment losses during the period of $294 million ($191 million after tax). Realized investment gains in the first nine months of 2007 primarily resulted from securities sold or redeemed in the normal course of business.
     As disclosed in our Form 10-K, we maintain an investment portfolio of subordinated perpetual debentures. These securities are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual debentures have characteristics of both debt and equity investments, along with unique features that create economic maturity dates of the securities. Although these securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date of the perpetual debentures. Since first purchasing these securities in 1993, we have accounted for and reported perpetual debentures as debt securities and have classified them as both available-for-sale and held-to-maturity securities.
     In light of the recent unprecedented volatility in the debt and equity markets, we have concluded that all of our perpetual debentures should be classified as available-for-sale securities. We have also concluded that our perpetual debentures should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model. The after-tax charge of $191 million in the third quarter of 2008 reflects the impact of applying our equity security impairment policy to this asset class through June 30, 2008. The June 30 valuation date was used following the SEC’s letter to the Financial Accounting Standards Board (FASB) on the topic of the appropriate impairment model to apply to hybrid securities. In its letter dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment approach.
     The impact of classifying all of our perpetual debentures as available-for-sale securities and assessing them for other-than-temporary impairments under our equity security impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. As of September 30, 2008, approximately 92% of our perpetual debentures were rated A or better, and the fair value of our perpetual debenture portfolio was approximately 94% of book value.
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
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the nine-month period ended September 30, 2008; therefore, there was no impact on net earnings.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the nine-month periods ended September 30, 2008 and 2007; therefore, there was no impact on net earnings.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the nine-month period ended September 30, 2008, compared with 34.6% for the same period in 2007.
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
     Subject to the preceding assumptions, our objective for 2008 is to increase net earnings per diluted share by 15% over 2007. If we achieve this objective, the following table shows the likely results for 2008 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2008 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2007	on EPS

100.00	$4.09	25.1%	$.33
105.00	3.98	21.7	.22
110.00	3.89	19.0	.13
115.00	3.81	16.5	.05
117.93 **	3.76	15.0	–
120.00	3.73	14.1	(.03)
125.00	3.66	11.9	(.10)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2008 and 2007

**	Actual 2007 weighted-average exchange rate
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
Aflac Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Premium income	$2,569	$2,266	$7,774	$6,651
Net investment income:
Yen-denominated investment income	317	278	954	812
Dollar-denominated investment income	187	178	554	523

Net investment income	504	456	1,508	1,335
Other income	4	—	17	18

Total operating revenues	3,077	2,722	9,299	8,004

Benefits and claims	1,914	1,735	5,783	5,103
Operating expenses:
Amortization of deferred policy acquisition costs	93	75	289	225
Insurance commissions	234	212	711	629
Insurance and other expenses	273	232	826	654

Total operating expenses	600	519	1,826	1,508

Total benefits and expenses	2,514	2,254	7,609	6,611

Pretax operating earnings*	$563	$468	$1,690	$1,393

Weighted-average yen/dollar exchange rate	107.70	117.88	105.75	119.37

	In Dollars				In Yen

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Percentage change over	September 30,		September 30,		September 30,		September 30,
previous period:	2008	2007	2008	2007	2008	2007	2008	2007

Premium income	13.3%	2.8%	16.9%	1.4%	3.6%	4.2%	3.6%	4.5%
Net investment income	10.4	6.2	12.9	5.9	.9	7.7	.1	9.1
Total operating revenues	13.1	3.0	16.2	2.1	3.3	4.3	3.0	5.2
Pretax operating earnings*	20.5	15.0	21.3	10.2	10.1	16.7	7.5	13.6

*  See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. Annualized premiums in force in yen increased 3.3% to 1.15 trillion yen as of September 30, 2008, compared with 1.12 trillion yen a year ago, and reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $11.1 billion at September 30, 2008, compared with $9.7 billion a year ago.

     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 37% of Aflac Japan’s investment income in the first nine months of 2008, compared with 39% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 40% of Aflac Japan’s investment income during the first nine months of 2008. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**

	Three Months		Nine Months		Three Months		Nine Months
	2008	2007	2008	2007	2008	2007	2008	2007

Net investment income	.9%	7.7%	.1%	9.1%	4.4%	7.1%	4.8%	7.9%
Total operating revenues	3.3	4.3	3.0	5.2	4.0	4.2	3.8	5.0
Pretax operating earnings*	10.1	16.7	7.5	13.6	13.7	16.0	11.9	12.5

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues:	2008	2007	2008	2007

Benefits and claims	62.2%	63.7%	62.2%	63.8%
Operating expenses:
Amortization of deferred policy acquisition costs	3.0	2.8	3.1	2.8
Insurance commissions	7.6	7.8	7.6	7.9
Insurance and other expenses	8.9	8.5	8.9	8.1

Total operating expenses	19.5	19.1	19.6	18.8
Pretax operating earnings*	18.3	17.2	18.2	17.4

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the benefit ratio to continue to decline in future years primarily reflecting the shift to newer products and riders and the impact of favorable claim trends. The operating expense ratio increased in the first nine months in line with our expectations and primarily reflects the increased costs associated with IT infrastructure changes and our preparation for sales through the bank channel. We expect the operating expense ratio to be modestly higher for the year in relation to 2007. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in the three- and nine-month periods ended September 30, 2008. We expect this expanded profit margin to continue through the remainder of 2008.

Aflac Japan Sales
     The following table presents Aflac Japan’s total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen

(In millions of dollars	Three Months		Nine Months		Three Months		Nine Months
and billions of yen)	2008	2007	2008	2007	2008	2007	2008	2007

Total new annualized premium sales	$262	$236	$799	$706	28.1	27.9	84.4	84.3
Percentage change over comparable period in prior year	10.8%	.7%	13.2%	(7.0)%	.9%	2.2%	.1%	(4.1)%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended September 30.

	Three Months		Nine Months
	2008	2007	2008	2007

Medical policies	34%	34%	34%	32%
Cancer life	34	33	33	34
Ordinary life	23	22	23	22
Rider MAX	5	7	5	7
Other	4	4	5	5

Total	100%	100%	100%	100%

     Cancer insurance sales rose 5.5% during the third quarter of 2008, resulting primarily from our efforts to upgrade the coverage of our existing cancer insurance policyholders. Medical sales were down only slightly during the third quarter of 2008, reflecting difficult comparisons to prior year when we introduced Gentle EVER, our nonstandard medical product for customers that do not qualify for our standard EVER product.
     We continue to believe that sales of cancer and medical insurance will benefit from the recently opened bank channel. By the end of September, we had agreements with 196 banks to sell our products in their branches. Sales from the bank channel during the third quarter were 1.3 billion yen, an increase of 92.8% compared with second quarter of this year. We have significantly more selling agreements than any of our competitors, and we believe we are well-positioned to see continued improvement in bank channel sales.
     As previously disclosed, in November 2007 Japan Post Network Co., Ltd., selected Aflac Japan as its provider of cancer insurance to be sold through Japan’s vast postal network. Japan Post Network Co., Ltd., operates the 24,000 post offices located throughout Japan. We began selling our Cancer Forte product through our agreement with the Japan Post Network Company on October 1st, with our product initially being offered through 300 of Japan’s post offices. We believe this new channel will be a solid contributor to our future sales.
     Despite the solid improvement in third quarter 2008 sales, compared with the second quarter, we believe it will be difficult to achieve our full year objective of a 3% to 7% increase, based on our nine-month period results.

Aflac Japan Investments
     Growth of investment income in yen is affected by available cash flow from operations, timing of and yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with standard documentation for medium-term note programs and have appropriate covenants.
     The following table presents the results of Aflac Japan’s investment activities for the periods ended September 30.

	Three Months		Nine Months
	2008	2007	2008	2007

New money yield — yen only	3.05%	3.23%	3.22%	3.20%
New money yield — blended	3.44	3.89	3.52	3.61
Return on average invested assets, net of investment expenses	3.87	4.09	3.85	4.10

     At September 30, 2008, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.96%, compared with 4.06% a year ago. See the Investments and Cash section of this MD&A for additional information.
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
Aflac U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Premium income	$1,078	$993	$3,192	$2,926
Net investment income	129	127	376	373
Other income	2	2	8	7

Total operating revenues	1,209	1,122	3,576	3,306

Benefits and claims	637	596	1,881	1,751
Operating expenses:
Amortization of deferred policy acquisition costs	88	76	268	235
Insurance commissions	122	119	365	356
Insurance and other expenses	158	149	477	441

Total operating expenses	368	344	1,110	1,032

Total benefits and expenses	1,005	940	2,991	2,783

Pretax operating earnings*	$204	$182	$585	$523

Percentage changes over previous period:

Premium income	8.5%	10.7%	9.1%	10.8%
Net investment income	1.7	5.4	1.0	8.0
Total operating revenues	7.8	10.0	8.2	10.4
Pretax operating earnings*	11.9	12.3	11.9	13.9

*  See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 8.0% in the first nine months of 2008 and 10.5% for the same period of 2007 were favorably affected by sales at the worksite and a slight improvement in the persistency of several products. Annualized premiums in force at September 30, 2008, were $4.7 billion, compared with $4.3 billion a year ago.
     Net investment income was relatively flat during the three- and nine-month periods ended September 30, 2008, primarily as a result of funds utilized in our accelerated share repurchase programs in the first and third quarters of 2008. For further information, see the Capital Resources and Liquidity section of this MD&A, Note 6 of the Notes to the Consolidated Financial Statements, and MD&A and Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues:	2008	2007	2008	2007

Benefits and claims	52.7%	53.1%	52.6%	53.0%
Operating expenses:
Amortization of deferred policy acquisition costs	7.3	6.7	7.5	7.1
Insurance commissions	10.1	10.6	10.2	10.8
Insurance and other expenses	13.0	13.3	13.4	13.3

Total operating expenses	30.4	30.6	31.1	31.2
Pretax operating earnings*	16.9	16.3	16.3	15.8

*  See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     We expect the benefit ratio, operating expense ratio and pretax operating profit margin for 2008 to remain relatively stable compared with 2007.
Aflac U.S. Sales
     The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2008	2007	2008	2007

Total new annualized premium sales	$369	$368	$1,105	$1,085
Percentage change over comparable period in prior year	.1%	11.0%	1.8%	11.1%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended September 30.

	Three Months		Nine Months
	2008	2007	2008	2007

Accident/disability coverage	49%	51%	49%	52%
Cancer expense insurance	17	17	18	16
Hospital indemnity products	16	14	15	14
Fixed-benefit dental coverage	6	6	6	6
Other	12	12	12	12

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, decreased 5.0% in the third quarter of 2008, while cancer expense insurance increased 6.0% and our hospital indemnity group increased 14.7%, compared with the same period a year ago.
     We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. During the third quarter of 2008, we recruited more than 6,400 new sales associates, an increase of 4.9% compared with the same period a year ago. The number of average weekly producing sales associates rose to more than 11,000 in the third quarter of 2008, a 3.7% increase compared with the same period a year ago. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years.
U.S. Economy
     Operating in the current U.S. economy has been a challenge this year. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates, and the recent stock market turmoil has added to consumer unease. In addition, Hurricane Ike severely disrupted sales activities in Texas, our largest state in terms of new sales. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. Consumers’ underlying need for our U.S. product line has not changed, and we believe that the United States remains a sizeable and attractive market.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended September 30.

	Three Months		Nine Months
	2008	2007	2008	2007

New money yield	7.48%	7.01%	7.27%	6.45%
Return on average invested assets, net of investment expenses	6.88	6.70	6.76	6.75

     The increase in the U.S. new money yield reflects widening credit spreads globally. At September 30, 2008, the portfolio yield on Aflac’s U.S. portfolio was 7.05%, compared with 7.01% a year ago. During the second quarter of 2008, we purchased $200 million of variable interest rate CDOs that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table. See Note 3 of the Notes to the Consolidated Financial Statements and the Investments and Cash section of this MD&A for additional information.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations during the last two years. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
     The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2008, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2007.
Foreign Exchange Effected Balance Sheet Items

	As	Exchange	Net of
(In millions)	Reported	Effect	Exchange Effect

Yen/dollar exchange rate*	103.57		114.15

Investments and cash	$60,727	$4,667	$56,060
Deferred policy acquisition costs	7,445	455	6,990
Total assets	70,457	5,243	65,214
Policy liabilities	58,175	4,777	53,398
Total liabilities	63,957	5,221	58,736

*	The exchange rate at September 30, 2008, was 103.57 yen to one dollar, or 10.2% stronger than the December 31, 2007, exchange rate of 114.15.
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

	September 30,	December 31,
(In millions)	2008	2007

Aflac Japan yen-denominated net assets	$1,884	$2,415
Parent Company yen-denominated net liabilities	(1,650)	(1,496)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$234	$919

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
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	September 30, 2008				December 31, 2007

Yen/dollar exchange rates	88.57	103.57	*	118.57	99.15	114.15	*	129.15

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$25,894	$22,144		$19,343	$23,190	$20,143		$17,803
Perpetual debentures	8,811	7,535		6,582	4,211	3,658		3,233
Equity securities	23	20		17	32	28		25
Securities held to maturity:
Fixed maturities	23,826	20,375		17,797	19,341	16,799		14,848
Perpetual debentures	—	—		—	4,588	3,985		3,522
Cash and cash equivalents	239	204		179	369	321		284
Other financial instruments	80	69		60	60	52		46

Subtotal	58,873	50,347		43,978	51,791	44,986		39,761

Liabilities:
Notes payable	1,307	1,117		976	1,169	1,015		898
Cross-currency swaps	627	537		469	560	487		430
Japanese policyholder protection corporation	165	141		123	174	151		133

Subtotal	2,099	1,795		1,568	1,903	1,653		1,461

Net yen-denominated financial instruments	56,774	48,552		42,410	49,888	43,333		38,300
Other yen-denominated assets	7,276	6,222		5,435	6,310	5,480		4,844
Other yen-denominated liabilities	63,776	54,540		47,640	55,140	47,894		42,331

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$274	$234		$205	$1,058	$919		$813

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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt securities and perpetual debentures. Reflecting the impact of widening credit spreads globally, we had $3.4 billion of net unrealized losses on total debt securities and perpetual debentures at September 30, 2008, compared with $.3 billion of net unrealized gains on total debt securities and perpetual debentures at December 31, 2007. We estimate that the reduction in the fair value of debt securities and perpetual debentures we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2008, and December 31, 2007, would be as follows:

	September 30,	December 31,
(In millions)	2008	2007

Effect on yen-denominated debt securities and perpetual debentures	$(5,246)	$(4,872)
Effect on dollar-denominated debt securities and perpetual debentures	(1,908)	(919)

Effect on total debt securities and perpetual debentures	$(7,154)	$(5,791)

     We attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt securities and perpetual debentures we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity, and expenses.
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

Investments and Cash
     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders’ equity. We seek to achieve this objective through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports. Aflac invests primarily within the fixed maturities securities markets.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. The vast majority of our financial instruments subject to the classification provisions of SFAS 157 relate to our investment securities classified as securities available for sale in our investment portfolio. We determine the fair value of our securities available for sale using several sources or techniques based on the type and nature of the investment securities.
     For securities categorized as Level 1, we obtain quoted market prices for identical securities traded in active markets that are readily and regularly available to us.
     For securities categorized as Level 2, we determine the fair value using three techniques, depending on the source and availability of market inputs. Of these securities, approximately 35% are valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 53% of our Level 2 securities is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For the remaining Level 2 securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from a minimum of three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our securities classified as Level 3 is estimated by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable.
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values from each of the sources described above for consistency from month to month and based on current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of September 30, 2008.
     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.

	September 30,	December 31,	September 30,	December 31,
(In millions)	2008	2007	2008	2007

Securities available for sale, at fair value:
Fixed maturities	$25,349	$23,532	$6,202 *	$6,874 *
Perpetual debentures	7,593	3,758	273	331
Equity securities	25	28	—	—

Total available for sale	32,967	27,318	6,475	7,205

Securities held to maturity, at amortized cost:
Fixed maturities	20,375	16,799	221	20
Perpetual debentures	—	3,985	—	—

Total held to maturity	20,375	20,784	221	20

Total investment securities	$53,342	$48,102	$6,696	$7,225

*  Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $99 in 2008 and $105 in 2007.
     During the third quarter of 2008, we reclassified our held-to-maturity perpetual debentures to available for sale. These securities have characteristics of both debt and equity investments. Since first purchasing these securities in 1993, we have accounted for and reported perpetual debentures as both available-for-sale and held-to-maturity securities. In light of the recent unprecedented volatility in the debt and equity markets, we have concluded that all of our perpetual debentures should be classified as available for sale. See Note 3 of the Notes to the Consolidated Financial Statements and the Realized Investment Gains and Losses section of this MD&A for additional information.
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
     The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	September 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$17,254	$17,272	$15,986	$16,919
Perpetual debentures	156	137	173	157
Equity securities	13	17	13	19

Total publicly issued	17,423	17,426	16,172	17,095

Privately issued securities:
Fixed maturities	36,106	33,180	30,232	29,783
Perpetual debentures	8,185	7,729	8,079	7,866
Equity securities	9	8	8	9

Total privately issued	44,300	40,917	38,319	37,658

Total investment securities	$61,723	$58,343	$54,491	$54,753

     The following table details our privately issued investment securities.
Privately Issued Securities

	September 30,	December 31,
(Amortized cost, in millions)	2008	2007

Privately issued securities as percentage of total debt securities and perpetual debentures	71.8%	70.3%

Privately issued securities held by Aflac Japan	$41,589	$35,973
Privately issued securities held by Aflac Japan as a percentage of total debt securities and perpetual debentures	67.4%	66.0%

Privately issued reverse-dual currency securities	$12,853	$11,185
Reverse-dual currency securities as a percentage of total privately issued securities	29.0%	29.2%

     Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2008	December 31, 2007	September 30, 2007

AAA	11.9%	18.4%	21.8%
AA	43.3	44.1	40.8
A	32.5	30.2	27.5
BBB	12.3	7.3	9.9

Total	100.0%	100.0%	100.0%

     The percentage increase of debt securities purchased in the BBB rated category during the period was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. The increased percentage of debt securities purchased in the AAA rated category in the first nine months of 2007 primarily reflects the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007. We did not purchase any perpetual debentures during the periods presented in the table above.
     The distributions of debt securities and perpetual debentures we own, by credit rating, were as follows:
Composition by Credit Rating

	September 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	6.0%	6.0%	6.3%	6.2%
AA	42.5	44.8	44.3	45.3
A	31.8	31.2	30.7	30.4
BBB	18.1	17.0	16.8	16.6
BB or lower	1.6	1.0	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain/loss are reflected on the balance sheet.

     We do not automatically recognize an impairment if a security’s cost or amortized cost exceeds its fair value. Instead, we follow a specific process for determining if an impairment charge is warranted. Once we designate a debt security as below investment grade, our investment management intensifies its monitoring of the issuer. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in the fair value of the debt security, if any, is other than temporary. Investment management then reviews the issue based on our debt impairment policy, which includes, but is not limited to, an evaluation of our ability and intent to hold the investment until a full recovery of fair value, which may be maturity, to determine if the investment should be impaired and/or liquidated. For equity securities whose cost, or in the case of perpetual debentures, amortized cost, exceeds fair value, investment management reviews the length of time of the decline in fair value below cost or amortized cost and the severity of the decline to determine if the investment should be impaired.
     The final assessment of whether a decline in fair value of any of our securities is other than temporary requires significant management judgment and is discussed more fully in the Critical Accounting Estimates section of MD&A and in Note 3 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2007.
     Debt securities and perpetual debentures classified as below investment grade were as follows:
Below-Investment-Grade Securities

	September 30, 2008			December 31, 2007

	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Ahold	$ *	$ *	$ *	$310	$311	$272
Ford Motor Credit	290	290	159	263	263	215
CSAV	232	232	173	210	210	143
BAWAG***	135	117	73	123	123	90
IKB Deutsche Industriebank	125	125	55	*	*	*
Ford Motor Company	111	57	57	111	122	93
Glitnir Banki HF****	88	88	48	*	*	*
Sprint Capital Corp.	23	24	18	*	*	*
Academica Charter Schools Finance	22	24	19	*	*	*
International Securities Trading Corp.	18	—	—	20	—	—
Patrick Family Housing (Patrick AFB)	4	1	1	4	1	1
Aloha Utilities Inc.	**	**	**	2	2	1

Total	$1,048	$958	$603	$1,043	$1,032	$815

*	Investment grade at respective reporting date
**	Sold during 2008
***	Perpetual debenture security
****	Includes $48 million at amortized cost ($26 million at fair value) for a perpetual debenture security
     Occasionally, a debt security or perpetual debenture will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of September 30, 2008, none of our perpetual debentures were split rated. Split-rated debt securities as of September 30, 2008, were as follows:
Split-Rated Securities*

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$309	Baa3	BB+	BBB-	Investment Grade
UPM-Kymmene	298	Baa3	BBB-	BB+	Investment Grade
Glitner Banki HF	40	Ba1	BBB-	BB	Below Investment Grade
MEAD Corp.	36	Ba1	BBB	N/A	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Sprint Capital Corp.	24	Baa3	BB	BB+	Below Investment Grade
American General Capital II	19	A3	B	A-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BBB-	Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade

*	Split-rated securities represented 1.3% of total debt securities and perpetual debentures at amortized cost at September 30, 2008.
     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt securities and perpetual debentures by investment-grade status as of September 30, 2008.

			Percent
	Total	Total	of Total	Gross	Gross
	Amortized	Fair	Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$40,147	$38,913	66.8%	$1,477	$2,711
Below-investment-grade securities	958	603	1.0	—	355
Held-to-maturity securities:
Investment-grade securities	20,596	18,802	32.2	187	1,981

Total	$61,701	$58,318	100.0%	$1,664	$5,047

     The following table presents an aging of securities in an unrealized loss position as of September 30, 2008.
Aging of Unrealized Losses

			Less than		Six Months
	Total	Total	Six Months		to 12 Months		Over 12 Months

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$21,045	$2,711	$4,446	$309	$5,788	$607	$10,811	$1,795
Below-investment-grade securities	900	355	—	—	58	22	842	333
Held-to-maturity securities:
Investment-grade securities	16,410	1,981	2,040	218	2,728	240	11,642	1,523

Total	$38,355	$5,047	$6,486	$527	$8,574	$869	$23,295	$3,651

     The following table presents a distribution of unrealized losses by magnitude as of September 30, 2008.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%

	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$21,045	$2,711	$16,405	$1,385	$4,325	$1,136	$315	$190
Below-investment-grade securities	900	355	11	2	763	283	126	70
Held-to-maturity securities:
Investment-grade securities	16,410	1,981	14,560	1,219	1,285	379	565	383

Total	$38,355	$5,047	$30,976	$2,606	$6,373	$1,798	$1,006	$643

     The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2008.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp.	BBB	$321	$107	$214
Takefuji	BBB	744	569	175
Ford Motor Credit	B	290	159	131
UPM-Kymmene	BBB	298	199	99
Unicredito Italiano	A	498	412	86
Banco Espirito Santo	A	290	204	86
Morgan Stanley Aces 2008-6	AAA	200	120	80
Sultanate of Oman	A	338	268	70
IKB Deutsche Industriebank	BB	125	55	70
Nordea Bank	AA	345	279	66

     The fair value of our investments in debt securities and perpetual debentures can fluctuate as a result of changes in interest rates, foreign currency exchange rates, and credit issues. Declines in fair value noted above resulted from changes in interest rates, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. In accordance with our impairment policy, we recognized impairment charges of $380 million ($247 million after tax) during the nine-month period ended September 30, 2008. Impairment charges were immaterial for the nine-month period ended September 30, 2007. For additional information on impairments, see Note 3 of the Notes to the Consolidated Financial Statements.
     Realized pretax investment losses on debt securities and perpetual debentures, as a result of sales and impairment charges, were as follows:
Realized Losses on Debt Securities and Perpetual Debentures

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008

		Realized		Realized
(In millions)	Proceeds	Loss	Proceeds	Loss

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$51	$34	$132	$35
Six months to 12 months	6	29	61	38
Over 12 months	33	454	63	457
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	90	1	91	1
Over 12 months	—	82	1	82

Total	$180	$600	$348	$613

     Cash, cash equivalents, and short-term investments totaled $.5 billion, or .9% of total investments and cash, as of September 30, 2008, compared with $1.6 billion, or 2.7%, at December 31, 2007.

     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 3 and 4 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2007.
Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2008	December 31, 2007	% Change

Aflac Japan	$4,907	$4,269	14.9	%*
Aflac U.S.	2,538	2,385	6.4

Total	$7,445	$6,654	11.9%

*	Aflac Japan’s deferred policy acquisition costs increased 4.3% in yen during the nine months ended September 30, 2008.
     The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	September 30, 2008	December 31, 2007	% Change

Aflac Japan	$51,543	$44,694	15.3	%*
Aflac U.S.	6,631	5,979	10.9
Other	1	3	—

Total	$58,175	$50,676	14.8%

* Aflac Japan’s policy liabilities increased 4.6% in yen during the nine months ended September 30, 2008.
     The increase in total policy liabilities is the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $1.6 billion at September 30, 2008, and $1.5 billion at December 31, 2007. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 17.5% as of September 30, 2008, compared with 15.6% at December 31, 2007. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At September 30, 2008, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 24.6 billion yen, compared with 105.2 billion yen at December 31, 2007. The decrease in our yen-denominated net asset position resulted from the continuing decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). The impact from SFAS 133 would include any ineffectiveness associated with these interest-rate swaps. These hedges were effective during the nine-month period ended September 30, 2008; therefore, there was no impact on net earnings.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following presents the amounts provided for the nine-month periods ending September 30:
Liquidity Provided by Aflac to Parent Company

(In millions)	2008	2007

Dividends declared or paid by Aflac	$874	$810
Management fees paid by Aflac	52	60

     The primary uses of cash by the Parent Company are shareholder dividends and our share repurchase program. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future.
     The Parent Company also accesses debt security markets to provide additional sources of capital. Capital is primarily used to fund business expansion and capital expenditures. We believe outside sources of funding, including the issuance of additional debt, if needed, will continue to be available. We do not have plans or see a need to raise additional equity capital.
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
Consolidated Cash Flows by Activity

(In millions)	2008	2007

Operating activities	$3,648	$3,342
Investing activities	(3,235)	(2,714)
Financing activities	(1,492)	(510)
Exchange effect on cash and cash equivalents	30	7

Net change in cash and cash equivalents	$(1,049)	$125

Operating Activities
     In the first nine months of 2008, consolidated cash flow from operations increased 9.2%, compared with the first nine months of 2007. The following table summarizes operating cash flows by source for the nine-month periods ended September 30.
Net Cash Provided by Operating Activities

(In millions)	2008	2007

Aflac Japan	$3,020	$2,550
Aflac U.S. and Other Operations	628	792

Total	$3,648	$3,342

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.
Net Cash Used by Investing Activities

(In millions)	2008	2007

Aflac Japan	$(2,766)	$(2,209)
Aflac U.S. and Other Operations	(469)	(505)

Total	$(3,235)	$(2,714)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt securities and perpetual debentures mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt securities and perpetual debentures that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of debt securities and perpetual debentures available for sale during the nine-month period ended September 30, 2008, compared with approximately 1% a year ago.
Financing Activities
     Consolidated cash used by financing activities was $1,492 million in the first nine months of 2008, compared with $510 million for the same period of 2007. Cash returned to shareholders through share repurchases and dividends was $1,132 million during the first nine months of 2008, compared with $756 million for the same period a year ago.
     The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2008	2007

Treasury stock purchases	$805	$479

Shares purchased:
Open market	12,500	9,062
Other	114	489

Total shares purchased	12,614	9,551

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2008	2007

Stock issued from treasury	$26	$37

Shares issued	1,479	2,265

     Dividends paid to shareholders in the first nine months of 2008 of $.72 per share increased 21.0% over the same period of 2007. The following table presents the sources of dividends paid to shareholders for the nine-month periods ended September 30.

(In millions)	2008	2007

Dividends paid in cash	$327	$277
Dividends through issuance of treasury shares	15	15

Total dividends to shareholders	$342	$292

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

     On August 26, 2008, we entered into an agreement for a share repurchase program with Goldman, Sachs & Co. (GS&Co.). Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. The repurchase was funded with internal capital. As of September 30, 2008, the $825 million remitted to GS&Co. under the agreement was reflected as a reduction to additional paid-in capital pending receipt of treasury shares purchased in connection with the agreement. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co.
Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the nine-month periods ending September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2008	2007

Aflac Japan management fees paid to Parent Company	$20	$25
Expenses allocated to Aflac Japan	28	25
Aflac Japan profit remittances to Aflac U.S. in dollars	598	567

Aflac Japan profit remittances to Aflac U.S. in yen	64.1	67.8

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
Other
     In October 2008, the board of directors declared the fourth quarter cash dividend of $.24 per share. The dividend is payable on December 1, 2008, to shareholders of record at the close of business on November 19, 2008. The board of directors also approved a 16.7% increase in the quarterly cash dividend effective with the first quarter of 2009. The first quarter cash dividend of $.28 per share is payable on March 2, 2009, to shareholders of record at the close of business on February 18, 2009.

     In February 2006, the board of directors authorized the purchase of 30.0 million shares of our common stock. In January 2008, the board authorized the purchase of an additional 30.0 million shares of our common stock. As of September 30, 2008, approximately 43.1 million shares were available for purchase under our share repurchase authorizations. In October 2008, we settled a forward share repurchase agreement that had been entered into in August 2008, resulting in a remaining balance of 32.4 million shares available for purchase under our share repurchase authorizations as of November 7, 2008.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     During the third quarter of 2008, we repurchased shares of Aflac stock as follows:
Issuer Purchases of Equity Securities

(c)
			Total	(d)
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)		as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 30	—	$—	—	43,070,920
August 1 - August 31	—	—	—	43,070,920
September 1 - September 30	5,507	57.50	—	43,070,920

Total	5,507	$57.50	—	43,070,920

Of the shares available for purchase, 13,070,920 shares relate to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006. The remaining 30,000,000 shares relate to a 30,000,000 share repurchase authorization by the board announced in January 2008. In October 2008, we settled a forward share repurchase agreement that had been entered into in August 2008, resulting in a remaining balance of 32,370,254 shares available for purchase as of November 7, 2008. During the third quarter of 2008, 5,507 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits.
(a) Exhibit Index:

3.0		-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended — incorporated by reference from Form 10-Q for September 30, 2006, Exhibit 3.1 (File No. 001-07434).
4		-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 — incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.2	*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated January 1, 2007 — incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).
10.3	*	-	Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan (incorporated by reference from 2003 Form 10-K, Exhibit 10.4), dated December 6, 2007 — incorporated by reference from 2007 Form 10-K, Exhibit 10.3 (File No. 001-07434).
10.4	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 — incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.5	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 — incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).
10.6	*	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated June 27, 2007 — incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).
10.7	*	-	Aflac Incorporated Amended and Restated Management Incentive Plan, effective January 1, 1999 — incorporated by reference from the 2003 Shareholders’ Proxy Statement, Exhibit A (File No. 001-07434).
10.8	*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9	*	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.10	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.11	*	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.13	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan - incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.14	*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.15	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.16	*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.17	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan (incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B), dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.18	*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.19	*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.20	*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.21	*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.22	*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.23	*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.24	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.25	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.26	*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.27	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.28	*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.29	*	-	Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.30	*	-	Aflac Incorporated Retirement Agreement with Akitoshi Kan, dated August 12, 2008.

10.31	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.32	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.33	*	-	Aflac Consulting Arrangement with E. Stephen Purdom — incorporated by reference from 2007 Form 10-K, Exhibit 10.33 (File No. 001-07434).
10.34		-	Aflac Incorporated Accelerated Share Repurchase Agreement with Merrill Lynch, Pierce, Fenner & Smith, dated February 4, 2008 — incorporated by reference from Form 8-K dated February 6, 2008, Exhibit 10.1 (File No. 001-07434).
10.35		-	Aflac Incorporated Share Repurchase Agreement with Goldman, Sachs & Co., dated August 26, 2008 — incorporated by reference from Form 8-K dated August 26, 2008, Exhibit 10.1 (File No. 001-07434).
11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15		-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1		-	Certification of CEO dated November 7, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated November 7, 2008, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO dated November 7, 2008, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated
November 7, 2008	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

November 7, 2008	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services; Chief Accounting Officer