Form 10-K
period 2008-12-31
AFLAC INC
filed 2009-02-20
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was $28,808,332,505.
The number of shares of the registrant’s Common Stock outstanding at February 13, 2009, with $.10 par value, was 467,507,660.
Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2009, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2008

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
     We believe Aflac is the world’s leading underwriter of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells supplemental insurance products, including accident/disability plans, cancer expense plans, short-term disability plans, sickness and hospital indemnity plans, hospital intensive care plans, fixed-benefit dental plans, vision care plans, long-term care plans, and life insurance products.
     We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan accounted for 72% of the Company’s total revenues in 2008, 71% in 2007 and 72% in 2006. The percentage of total assets attributable to Aflac Japan was 87% at December 31, 2008, and 82% at December 31, 2007. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements in this report.
Results of Operations
     For information on our results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Foreign Currency Translation
     For information regarding the effect of currency fluctuations on our business, see the Foreign Currency Translation and Market Risks of Financial Instruments – Currency Risk sections of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.
Insurance Premiums
     The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $14.9 billion in 2008, $13.0 billion in 2007, and $12.3 billion in 2006. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2008	2007	2006

Annualized premiums in force, beginning of year	$14,370	$13,195	$12,415
New sales, including conversions	2,666	2,532	2,433
Change in unprocessed new sales	(100)	(78)	(56)
Premiums lapsed and surrendered	(1,969)	(1,715)	(1,589)
Other	32	30	79
Foreign currency translation adjustment	2,551	406	(87)

Annualized premiums in force, end of year	$17,550	$14,370	$13,195

Insurance — Japan
     We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2008	2007	2006	2008	2007	2006

Annualized premiums in force, beginning of year	$9,860	$9,094	$8,705	1,126	1,083	1,028
New sales, including conversions	1,115	974	1,010	115	115	117
Change in unprocessed new sales	(100)	(78)	(56)	(10)	(9)	(6)
Premiums lapsed and surrendered	(593)	(472)	(463)	(61)	(56)	(54)
Other	(72)	(64)	(15)	(8)	(7)	(2)
Foreign currency translation adjustment	2,551	406	(87)	—	—	—

Annualized premiums in force, end of year	$12,761	$9,860	$9,094	1,162	1,126	1,083

     For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan section of MD&A in this report.

Insurance — U.S.
     The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2008	2007	2006

Annualized premiums in force, beginning of year	$4,510	$4,101	$3,711
New sales, including conversions	1,551	1,558	1,423
Premiums lapsed	(1,376)	(1,243)	(1,127)
Other	104	94	94

Annualized premiums in force, end of year	$4,789	$4,510	$4,101

     For further information regarding Aflac’s U.S. financial results and sales, see the Aflac U.S. section of MD&A in this report.
Insurance Products — Japan
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
     Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings that appeal to specific types of Japanese consumers. Gentle EVER, which we introduced in August 2007, provides an affordable alternative to help consumers who may have a health condition that would exclude them from purchasing other EVER products. We believe that there is an attractive market for this type of medical product in Japan. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.
     In November 2008, we introduced a new medical product in Japan called Sanjuso. This innovative new offering is a single-premium product that provides lump-sum payments upon the diagnosis of cancer, heart attack or stroke, as well as a death benefit. Sanjuso was primarily designed to be sold through our bank channel. Initial sales of Sanjuso were negatively impacted by the global financial crisis in 2008. However, we believe that, longer-term, Sanjuso will fit well in our bank agents’ product portfolios, particularly those of the mega banks and larger regional banks in Japan. See the Distribution-Japan section in this report for further information on the bank channel.
     The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. In September 2007, we introduced a new product called Cancer Forte. This is the first major revision we have made to our cancer product offerings since 2001. Responding to requests for enhanced outpatient coverage for cancer treatment, Cancer Forte pays outpatient benefits for 60 days, compared with 30 days for our previous plans. It also incorporates two new features. First, if a policyholder is diagnosed with cancer for the first time, we pay that policyholder an annuity from the second year through the fifth year after diagnosis. This is in addition to the traditional upfront first-occurrence benefit. The second new benefit is called “Premier Support,” where Aflac arranges for a third party to provide policyholders with counseling and doctor referral services upon their cancer diagnosis. For consumers who had the earlier cancer insurance product, we introduced a special bridge policy in 2008 that allows existing policyholders to upgrade their coverage to that of Cancer Forte. In 2006, we designed a new cancer product for distribution by Dai-ichi Life that is customized for their market. In addition, our Rider MAX product provides accident and medical/sickness benefits as a rider to our cancer policy.
     Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age.
     We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan section of MD&A in this report.
Insurance Products — U.S.
     We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Our policies are portable and pay regardless of other insurance. Benefits are paid in cash directly to policyholders; therefore, they have the opportunity to use this cash to help with expenses of their choosing. Our health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing policies on a uniform, nondiscriminatory basis by class of policy in response to adverse experience. Any premium rate increases are subject to state regulatory approval. We have had minimal rate increase activity in the last five years.
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
     Aflac U.S. offers a specified health event policy that gives consumers a choice of three benefit and premium levels. One of the levels combines the specified health event policy with our intensive care plan. By leveraging administrative efficiencies, consumers may purchase the combined coverage for less than purchasing the policies separately.
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
     We launched a product portfolio initiative in 2008 that provided sales associates with the support and enrollment technology to offer defined combinations of products, or product “portfolios” that provide breadth and/or depth of coverage for diverse medical health events. A popular portfolio combination includes pairing our accident product in conjunction with our personal sickness indemnity product. We are also pairing life products with any other supplemental policy we offer. As a result of this approach, life insurance premiums and policy sales showed double-digit increases for the year.
     We offer a series of fixed-benefit dental policies, providing various levels of benefits for dental procedures, including checkups and cleanings. Plan features include a renewal guarantee, no deductible and no network restrictions.
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
Distribution — Japan
     The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at the vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 55% of total new annualized premium sales in 2008, 56% in 2007 and 58% in 2006. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 89% of the companies listed on the Tokyo Stock Exchange. Affiliated corporate agencies contributed 36% of total new annualized premium sales in 2008, compared with 36% in 2007 and 33% in 2006. During 2008, we recruited approximately 3,950 new sales agencies. As of December 31, 2008, Aflac Japan was represented by more than 18,800 sales agencies, with more than 107,400 licensed sales associates employed by those agencies at such date. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and strong brand image.
     We continued to reach consumers through our strategic marketing alliance with Dai-ichi Mutual Life Insurance Company (Dai-ichi Life). We believe our alliance has been one of the most successful partnerships in the insurance industry since it was first launched in 2001. In 2008, Dai-ichi Life sold approximately 190,000 of our market-leading cancer policies, compared with 244,000 policies in 2007 and 269,700 policies in 2006, enabling Dai-ichi Life to retain its distinction as the number two seller of cancer insurance behind only Aflac. Dai-ichi Life contributed 7% of our total new annualized premium sales in 2008, compared with 8% in 2007 and 9% in 2006.
     We have sold our products to employees of banks since our entry into Japan in 1974, however, December 2007 marked the first time it was permissible for banks to sell supplemental health insurance products to their customers. By the end of 2008, we had agreements with 242 banks to sell our products. We have significantly more selling agreements with banks than any of our competitors. We believe our longstanding relationships with the banking sector have given us an advantage in developing this channel. Furthering our reach into the banking channel was the endorsement of Aflac’s products by the National Association of Shinkin Banks. This association of about 280 shinkin banks, which are similar to credit unions, chose Aflac as one of only four providers of third sector insurance products to its member banks. Aflac was the only foreign company chosen. In addition, Aflac was the only company selected for both cancer and medical insurance. We believe we are well-positioned to see continued improvement in bank channel sales.
     Another distribution opportunity for Aflac was announced in November 2007 when Japan Post Network Company selected Aflac Japan as the provider of cancer insurance to be sold through Japan’s vast post office network. Japan Post Network Co., Ltd. manages Japan’s network of 20,000 post offices, which have been popular places for consumers to purchase insurance products. We began selling our cancer insurance through our agreement with the Japan Post Network Co., Ltd. in October 2008, with our product initially being offered through 300 of Japan’s post offices. We believe this new channel has the potential to be a solid contributor to our future sales.
     To improve the overall effectiveness of our sales force, we employed New Associates Basic Training, a comprehensive training initiative which was launched in 2006. This six-month training curriculum combines classroom and field training to improve agents’ face-to-face consultation skills, with particular emphasis on the direct market and small- to medium-sized companies. New agents who have gone through our new training program have generated better production than those who started before this training program was implemented in 2006. In 2008, we launched an advanced training program for agents who have completed the New Associate Basic Training. This advanced training helps associates refine and enhance skills that enable them to provide comprehensive consultation based on a customer’s lifestyle and existing insurance coverage, so they can propose a plan that not only satisfies customers’ needs for cancer or medical insurance but also for life insurance.
     For additional information on Aflac Japan’s distribution, see the Aflac Japan section of MD&A in this report.

Distribution — U.S.
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
     We concentrate on marketing our products at the worksite. This method offers policies to individuals through employment, trade and other associations. This manner of marketing is distinct from the group insurance sales approach in that our policies are individually underwritten and premiums are generally paid by the employee. Additionally, Aflac policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. Worksite marketing enables a sales associate to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business. With total new payroll accounts rising 6.3% in 2008, we believe that we have added “shelf space” that will lead to better sales when the economy stabilizes.
     During the past several years, we have enhanced and increased the size of our distribution system. We recruited more than 25,700 new sales associates in 2008. At December 31, 2008, Aflac was represented by more than 74,300 licensed sales associates, a 4.4% increase over 2007. However, increasing our sales force means more than just recruiting people. We focus on growing the number of average weekly producers, which measures high-quality, consistent, capable producers who make solid, consistent contributions to sales. On a weekly basis, the average number of U.S. associates actively producing business rose 2.6% to more than 11,200 in 2008.
     New sales associates participate in our New Associate Training Cycle, a training program that combines classroom instruction and online learning through Aflac University® with field training. The New Associate Training Cycle also includes LEASE training (Larger Earnings by Acquiring Smaller Employers), which helps new sales associates jumpstart their sales careers with an easily transferable guide for approaching smaller businesses.
     In addition to training sales associates, we extend our training initiatives to both new and veteran sales force management. Sales associates who exhibit leadership potential are invited to participate in our national Coordinator in Training (CIT) program. The CIT program concentrates on developing potential leaders’ skills so they have a better chance to succeed as a district sales coordinator, the first level of Aflac’s sales force management. For district and regional sales coordinators, we refined and expanded the use of coordinator accreditation programs. We developed an accreditation curriculum that was rolled out in 2008 for state sales coordinators, our highest level of sales management and will implement an accreditation curriculum for our territory directors, our vice president level of sales management, in 2009. Like the accreditation for regional sales coordinators, this new program emphasizes a manager of managers approach. We believe our efforts to increase the size and capability of our field force will translate into a higher proportion of successful producing sales associates in the future.

     In addition to our established training programs, we conducted our first annual Aflac National Training Day in 2008, which was available to all levels of our field force. One of the main objectives of this training day was to convey to our sales force how a weak economy enhances the need for our products and to train them how to better sell in the current economic environment. Secondarily, we took this opportunity to provide training and support for our product portfolio initiative. National Training Day 2009, in April, will focus on developing our associates’ skill in gaining enrollment conditions necessary to succeed in today’s lagging consumer confidence climate. By engaging more potential policyholders in a high quality, needs based presentation of Aflac products and services, we believe penetration and premium per policyholder will increase.
     In 2008 we also intensified preparation for our new Aflac for BrokersSM initiative that we will implement in 2009. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled an experienced broker team that will oversee the execution of Aflac for Brokers. We are also supporting this initiative with streamlined products, specific advertising, and customized enrollment technology. Additionally, a new level of management has been introduced in 2009 to deliver this initiative. Broker Development Coordinators have been hired in most of our state operations to initiate contact with new brokers as well as develop relationships with our current brokers. These coordinators will be assisted by a team of certified case managers whose purpose will be to coordinate the enrollments created by our Broker Development Coordinators.
     For additional information on Aflac’s U.S. distribution, see the Aflac U.S. section of MD&A in this report.
Competition — Japan
     In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers.
     Aflac has had substantial success selling cancer policies in Japan, with 14 million cancer policies in force as of December 31, 2008. Aflac remains the best-branded company in Japan for cancer insurance, and we have a commanding market share for new business. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution — Japan above) and product expertise.
     We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers. Aflac Japan continued to be the number one seller of stand-alone medical insurance in the life insurance industry in terms of policy sales throughout 2008.

Competition — U.S.
     Approximately 1,000 life insurance companies are licensed in the United States. We compete against several insurers on a national basis plus other insurers regionally. We believe our policies and premium rates, as well as the commissions paid to our sales associates, are competitive with those offered by other companies providing similar types of insurance. However, we believe our U.S. business is distinct from our competitors because of our product focus, distribution system, and brand awareness. For many of the other companies that sell supplemental insurance, it represents a secondary business. For us, it is our primary business. We also believe that our growing distribution system of independent sales associates expands our business opportunities, while our advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.
     Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, provide major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis. The federal and state governments also pay substantial costs of medical treatment through various programs. Such major medical insurance generally covers a substantial amount of the medical expenses incurred by an insured as a result of accident and disability, cancer or other major illnesses. Aflac’s policies are designed to provide coverage that supplements major medical insurance and may also be used to defray nonmedical expenses. Thus, we do not compete directly with major medical insurers. However, the scope of major medical coverage offered by other insurers does represent a potential limitation on the market for our products. Accordingly, expansion of coverage by other insurers or governmental programs could adversely affect our business opportunities. Conversely, any reduction of coverage, or increased deductibles and copayments, by other insurers or governmental programs could favorably affect our business opportunities.
Investments and Investment Results
     Net investment income was $2.6 billion in 2008, $2.3 billion in 2007 and $2.2 billion in 2006. The growth of net investment income during the last three years has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years. Although the Bank of Japan ended its zero-interest-rate policy in 2006, market yields on long-duration fixed maturity securities which we primarily purchase in Japan have not increased measurably since then.

Investments — Japan
     The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($62.9 billion in 2008 and $47.8 billion in 2007) as of December 31.
Composition of Securities by Sector

	2008	2007

Debt and perpetual securities, at amortized cost:
Banks/financial institutions*	41.5%	44.7%
Government and guaranteed	18.2	18.3
Municipalities	.1	.1
Public utilities	10.6	8.4
Collateralized debt obligations	1.1	.9
Sovereign and supranational	7.4	8.3
Mortgage- and asset-backed securities	1.5	1.1
Other corporate**	18.8	17.4

Total debt and perpetual securities	99.2	99.2
Equity securities and other	.1	.1
Cash and cash equivalents	.7	.7

Total investments and cash	100.0%	100.0%

*	Includes 13.4% and 15.8% of perpetual securities at December 31, 2008 and 2007, respectively.

**	Includes .5% and .6% of perpetual securities at December 31, 2008 and 2007, respectively.
     Our highest sector concentration is in banks and financial institutions. Our investment discipline begins with a top-down approach. We first approve each country we invest in, and within those countries, we primarily invest in financial institutions that are strategically crucial to each country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk section of MD&A for more information regarding the sector concentrations of our investments.
     Yen-denominated debt and perpetual securities accounted for 94% of Aflac Japan’s total debt and perpetual securities at December 31, 2008, at amortized cost, compared with 93% at December 31, 2007.
     Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments at aggregate acquisition cost of approximately 689.0 billion yen in 2008 (approximately $6.8 billion), 699.1 billion yen in 2007 (approximately $6.0 billion), and 687.9 billion yen in 2006 (approximately $5.9 billion). During the three-year period ended December 31, 2008, there were no purchases of perpetual securities, and equity security purchases were immaterial. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2008	2007	2006

Debt security purchases, at cost:
Banks/financial institutions	25.5%	35.3%	36.3%
Government and guaranteed	13.8	24.4	23.6
Municipalities	—	—	.1
Public utilities	23.5	8.6	9.2
Collateralized debt obligations	4.7	4.6	2.5
Sovereign and supranational	—	3.0	8.9
Mortgage- and asset-backed securities	6.1	2.2	3.5
Other corporate	26.4	21.9	15.9

Total	100.0%	100.0%	100.0%

     In 2008, Aflac Japan increased its purchases of securities in the public utilities sector because of our view of their relative value. Of the total 25.5% invested in 2008 in securities within the banks and financial institutions sector, 7.7% was invested in financial institutions or agencies owned or sponsored by the South Korean government. As of December 31, 2008, South Korea had a sovereign rating of A2 by Moody’s and A by S&P. The remaining 17.8% was invested in non-sovereign-backed institutions within that sector.
     The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	2008	2007	2006

AAA	9.1%	18.0%	9.7%
AA	41.1	48.5	53.7
A	41.9	29.6	33.4
BBB	7.9	3.9	3.2

Total	100.0%	100.0%	100.0%

     The change in allocation of purchases from year to year is based on diversification objectives, relative value, and availability of investment opportunities. The increased percentage of debt securities purchased in the AAA rated category in 2007 primarily reflected the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007.

     The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:
Composition by Credit Rating

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.2%	5.3%	5.3%	5.3%
AA	42.8	44.9	48.2	49.5
A	32.9	32.0	28.7	28.2
BBB	17.2	16.6	15.9	15.5
BB or lower	1.9	1.2	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     During 2008, Aflac Japan experienced a decrease in its holdings of AA rated securities due primarily to downgrades of certain banks and financial institution investments and collateralized debt obligation (CDO) investments. Aflac Japan’s A rated securities increased due to purchases and downgrades of higher rated securities, and Aflac Japan’s BBB securities increased due to the downgrade of higher rated securities and purchases during 2008.
Investments — U.S.
     The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($7.3 billion in 2008 and $7.2 billion in 2007) as of December 31.
Composition of Securities by Sector

	2008	2007

Debt and perpetual securities, at amortized cost:
Banks/financial institutions*	34.4%	39.6%
Government and guaranteed	2.7	3.9
Municipalities	1.1	1.1
Public utilities	12.7	9.2
Collateralized debt obligations	3.1	.9
Sovereign and supranational	2.9	3.7
Mortgage- and asset-backed securities	5.0	3.9
Other corporate	35.2	35.4

Total debt and perpetual securities	97.1	97.7
Cash and cash equivalents	2.9	2.3

Total investments and cash	100.0%	100.0%

*	Includes 4.4% and 5.0% of perpetual securities at December 31, 2008 and 2007, respectively.
     Our highest sector concentration is in banks and financial institutions. Our investment discipline begins with a top-down approach. We first approve each country we invest in, and within those countries, we primarily invest in financial institutions that are strategically crucial to each country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments — Credit Risk section of MD&A for more information regarding the sector concentrations of our investments.
     Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at aggregate acquisition cost of approximately $1.1 billion in 2008, $1.0 billion in 2007 and $1.2 billion in 2006. We purchased no perpetual or equity securities during the three-year period ended December 31, 2008. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2008	2007	2006

Debt security purchases, at cost:
Banks/financial institutions	15.6%	18.8%	54.9%
Government and guaranteed	—	1.0	6.5
Municipalities	—	2.5	2.5
Public utilities	23.9	3.1	4.6
Collateralized debt obligations	18.7	5.0	.8
Sovereign and supranational	—	2.9	—
Mortgage- and asset-backed securities	13.3	12.8	5.4
Other corporate	28.5	53.9	25.3

Total	100.0%	100.0%	100.0%

     The change in the allocation of purchases by sector from year to year is based on diversification objectives, relative value and availability of investment opportunities. During 2008, Aflac U.S. used the proceeds from the issuance of $200 million of variable interest rate funding agreements to third party investors to purchase a corresponding amount of variable interest rate CDOs. These CDOs were purchased exclusively to support our obligation under the funding agreements. As a result of this transaction, CDO purchases were higher in 2008 compared with the prior two years.
     The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	2008	2007	2006

AAA	14.4%	20.5%	15.1%
AA	6.9	18.7	26.1
A	42.4	33.2	42.9
BBB	36.3	27.6	15.9

Total	100.0%	100.0%	100.0%

     In 2008, we purchased selected A rated securities that offered greater relative value following the widening of credit spreads. The increase in purchases of BBB securities in 2008 primarily resulted from a bond swap. Existing securities that were rated BBB were swapped in 2008 for new securities that were also rated BBB. Therefore, this swap had no net effect on the credit rating composition of the portfolio. In 2007, Aflac U.S. purchased selected BBB rated securities that offered greater relative value due to the widening of credit spreads.
     The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:
Composition by Credit Rating

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	9.7%	10.1%	13.0%	12.4%
AA	13.2	15.7	17.6	17.7
A	44.8	45.5	44.3	44.6
BBB	30.7	27.6	23.5	23.9
BB or lower	1.6	1.1	1.6	1.4

Total	100.0%	100.0%	100.0%	100.0%

     During 2008, Aflac U.S. experienced a decrease in its holdings of AAA and AA rated securities in part due to downgrades of certain banks and financial institutions investments and CDO investments. Aflac U.S. BBB securities increased principally due to the downgrade of higher rated securities during 2008.
     For additional information on the composition of our investment portfolios and investment results, see the Investments and Cash section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements in this report.
Regulation — Japan
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

(In millions)	2008	2007

Aflac Japan net assets on GAAP basis	$5,884	$6,044
Elimination of deferred policy acquisition costs	(5,643)	(4,269)
Adjustment to income tax liabilities	2,146	1,993
Adjustment to policy liabilities	(1,858)	(839)
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	1,510	(184)
Elimination of policyholder protection corporation liability	160	151
Reduction in premiums receivable	(82)	(93)
Other, net	(136)	(349)

Aflac Japan net assets on Japanese regulatory accounting basis	$1,981	$2,454

     The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2008, Aflac Japan’s solvency margin ratio was 880.5%, which significantly exceeds regulatory minimums. A portion of Aflac Japan’s annual earnings, as determined on a Japanese regulatory accounting basis, may be repatriated each year to Aflac U.S. These repatriated profits represent a portion of Aflac Japan’s after-tax earnings reported to the FSA on a March 31 fiscal year basis. If needed, we may elect not to repatriate profits to Aflac U.S. or to repatriate a reduced amount to strengthen Aflac Japan’s solvency margin. In addition, the FSA may not allow profit repatriations or other transfers of funds to Aflac U.S. if they would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.
     The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Corporation section of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.
     In October 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. The four entities are Japan Post Service Co., Ltd.; Japan Post Network Co., Ltd.; Japan Post Bank Co., Ltd.; and Japan Post Insurance Co., Ltd. The entire privatization process is scheduled to be completed by October 2017. In addition to the normal FSA approval process, the law requires that new product offerings by the Japan Post financial entities must undergo a special review by Japan’s Postal Privatization Committee and approval by Japan’s Prime Minister and the Minister for Internal Affairs and Communications. In November 2007, Japan Post Network Co. selected Aflac Japan as its provider of cancer insurance and coordinator of administrative support for third sector products. Japan Post Network Co. operates the 20,000 post offices located throughout Japan. We began selling our cancer insurance through the Japan Post Network Co., Ltd. in October 2008, with our product being offered initially through 300 of Japan’s post offices.
     Our branch in Japan is also subject to regulation and supervision in the United States (see Regulation — U.S.). For additional information regarding Aflac Japan’s operations and regulations, see the Aflac Japan section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.
Regulation — U.S.
     The Parent Company and its insurance subsidiaries, Aflac (a Nebraska – domiciled insurance company) and American Family Life Assurance Company of New York (a New York – domiciled insurance company), are subject to state regulations in the United States as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries, and material transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.
     Like all U.S. insurance companies, Aflac is subject to regulation and supervision in the jurisdictions in which it does business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things:
•	granting and revoking licenses to transact business

•	regulating trade and claims practices

•	licensing of insurance agents and brokers

•	approval of policy forms and premium rates

•	standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements

•	capital requirements

•	limitations on dividends to shareholders

•	the nature of and limitations on investments

•	deposits of securities for the benefit of policyholders

•	filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities

•	periodic examinations of the market conduct, financial, and other affairs of insurance companies
      The insurance laws of Nebraska provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less that 10%. Similar laws apply in New York, the domicilary jurisdiction of Aflac’s New York insurance subsidiary.
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

The levels are company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2008, based on year-end statutory accounting results, Aflac’s company action level RBC ratio was 476.5%.
      Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers, possibly through a federal system of insurance regulation.
     For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.
Employees
     As of December 31, 2008, Aflac Japan had 3,860 employees and Aflac U.S. had 4,089 employees. We consider our employee relations to be excellent.
Other Operations
     Our other operations include the Parent Company and a printing subsidiary. These operations had 293 employees as of December 31, 2008. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A.

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
Difficult conditions in global capital markets and the economy generally may have a material adverse effect on our investments, capital position, revenue, profitability and liquidity and harm our business, and these conditions may not improve in the near future.
     Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in the United States, Japan and elsewhere. As widely reported, financial markets in the United States, Europe and Asia experienced extreme disruption during the latter part of 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, energy costs and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence, increased unemployment, and the impact of the economy on businesses, in particular, have precipitated an economic slowdown and fears of a sustained recession.
     In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions and increased the risk that issuers, or guarantors, of fixed maturity securities will default on principal and interest payments. Initially, the effects were focused on the subprime segment of the mortgage-backed securities market. However, this volatility has since spread, negatively impacting a broad range of mortgage- and asset-backed and other fixed income securities, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and trade. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with financial institutions being particularly affected. These factors and the continuing market disruption may have an adverse effect on our capital position, in part because we hold a significant amount of fixed maturity and perpetual securities, including a significant portion issued by banks and financial institutions, in our investment portfolio. Our revenues may decline in such circumstances and our profit margins may erode.
      We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit ratings, as well as the possibility that lenders or debt investors may develop a negative perception of us if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
     Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as ours that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires. Adverse changes in the economy could potentially lead our customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect our premium revenue, results of operations and financial condition. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the United States, Japan and other countries, which may have an adverse effect on us, in part because we are dependent upon customer behavior and spending. In addition, adverse conditions in the financial sector could result in lower sales through our bank distribution channel, as account executives refocus their discussions with customers toward the bank’s core business and away from supplemental insurance products in times of economic stress.
The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on us is difficult to determine at this time.
     In response to the financial crises affecting the banking system and financial markets and going concern about financial institutions’ ongoing viability, numerous regulatory and governmental actions have been taken or proposed. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received capital both in the form of emergency loans and direct Treasury equity investments. In addition, on February 13, 2009, the U.S. Congress passed a $787 billion “economic stimulus” plan. Within the United Kingdom and Euro-zone, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken, including certain institutions that are obligors of the perpetual securities in our investment portfolio.
     An additional regulatory concern involving residential mortgage-backed securities is “cram-down legislation” currently under consideration in the U.S. Congress. If passed, this legislation would reallocate losses from defaults of the underlying residential mortgages across all tranches of the security, effectively negating the contractual terms of the security. We have bought only the more senior tranches, which means, under the contractual terms of the security, any losses would first be absorbed by the junior tranches before our security would experience a loss. Should this legislation become law, we have $395 million of securities that would be put at greater risk for loss and would likely be downgraded to below investment grade by one or more rating agencies.
     There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular.
Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.
     We are subject to the risk that the issuers, guarantors, or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including collateralized debt obligations and mortgage-backed securities, may default on principal and interest payments, causing an adverse change in cash flows from our investment portfolio. The current economic downturn is having a negative effect on the financial condition of many debt and perpetual security issuers. These factors are affecting the ability of debt issuers to repay or refinance their maturing obligations and the interest rate levels at which those refinancings can occur. As a result of the current economic downturn and the factors just noted, many debt issuers are facing significant liquidity pressures. These events have reduced the current value of the fixed maturities and perpetual securities we own. In addition, the credit rating agencies have been reviewing and modifying their rating criteria for perpetual securities. As a result, many of these securities have been downgraded and may experience further downgrades. While we are not currently required to recognize losses on these securities in light of our ability and intent to hold them until recovery, despite their decline in value, we may in the future be required to do so. If we determine to reposition or realign portions of our investment portfolio so as not to hold certain securities in an unrealized loss position to recovery, we will incur a charge against net income for the unrealized loss in the period that the decision was made not to hold the security to recovery.
     In addition to our credit exposure to various obligors and counterparties, we are also exposed to credit spreads, primarily relating to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of our fixed maturity investment portfolio and if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairment (OTTI) charges. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility has made it difficult to value certain of our securities, such as our perpetual securities, and our investments in collateralized debt obligations (CDOs), qualifying special purpose entities and variable interest entities, as trading of such securities has become less frequent. As such, our valuations of such securities may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations and financial condition. Credit spreads on both corporate and structured securities widened during 2008, resulting in continuing depressed pricing. Ongoing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. and global economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline insurance companies, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market.
     We have entered into interest-rate and cross-currency swaps in order to hedge interest rate and currency exposure associated with our 20 billion yen variable interest rate Uridashi notes and $450 million senior notes. While the fair values of these swaps reflect the amounts that we would receive or pay upon a termination, an insolvency of the related counterparty could result in a loss of all or a portion of this value.
     For more information regarding credit risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
The impairment of other financial institutions could adversely affect us.
     We have exposure to and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. Additionally, our highest concentration in our investment portfolio is in banks and financial institutions. Many of these transactions expose us to credit risk in the event of default of the obligor or the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the loan. The value of our investment portfolio was negatively affected by the downgrades of certain banks and financial institutions and CDO investments during 2008. Any such losses or impairments to the carrying value of these assets may materially and adversely impact our business and results of operations. We have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2008, we had agreements with 242 banks to market Aflac’s products in Japan. In addition, in 2008, Dai-ichi Mutual Life sold nearly 190,000 of our cancer policies under a strategic alliance that we have with Dai-ichi. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
We are subject to certain risks as a result of our investments in hybrid securities.
     We maintain investments in subordinated financial instruments, or so-called “hybrid securities,” which totaled $18.5 billion, or 26.5%, of our total debt and perpetual securities, as of December 31, 2008. These investments include Lower Tier II, Upper Tier II, and Tier I investments. The Lower Tier II securities are debt instruments with fixed maturities. Included in the holdings of Upper Tier II and Tier I investments are $9.1 billion of perpetual securities, which have no stated maturity. Our holdings of perpetual securities are in the following geographic areas: Europe (64.6%); the United Kingdom (20.1%); Japan (11.8%); and Australia (3.5%).

     Perpetual securities have characteristics of both debt and equity investments. The securities have stated interest coupons that were fixed at their time of issuance and subsequently change to a floating, short-term rate of interest of 125 to more than 300 basis points above a pre-determined market index, generally by the 25th year after issuance. While we generally believe that this interest step-up has the effect of creating an economic maturity date of the perpetual securities, no assurances can be given that the issuers of these securities will repay the principal at the time any interest step-up becomes effective.
     Perpetual securities typically provide that the issuer is able to defer payment of interest on the securities for up to five years. The Upper Tier II securities that we own have cumulative deferrable payment provisions, however the Tier I securities that we own do not have similar provisions. No assurance can be given that the issuers of these securities will not defer making interest payments.
     In addition to the usual credit risks of a debt instrument, our perpetual security holdings are subject to the risk of nationalization of their issuers. In the United Kingdom and Ireland, three banks have been nationalized in recent weeks. As an institution is nationalized, there is a risk that the government involved will not honor all of the obligations of the nationalized institutions.
     There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. The Financial Accounting Standards Board (FASB) is currently reviewing the impairment model to be applied to this type of security. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder’s intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security’s market value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder’s intent and ability to hold the security until recovery in value. If the FASB should decide that the appropriate model for determining impairments is the equity model, we would be required to recognize some portion of the unrealized losses now reported directly through equity as a charge against net income. Although this change would not affect total shareholders’ equity as the unrealized loss is already recorded in shareholders’ equity, it would reduce net income in the period the change occurred and in future periods. Statutory accounting principles account for these securities using the debt model. Additionally, these securities are carried at amortized cost for statutory reporting purposes. Should the statutory accounting requirements change regarding the method of recognizing impairments or the values at which the securities should be carried in the financial statements, it could adversely affect our statutory capital, depending upon the changes adopted. To date in 2009, there has been a continued deterioration in the global markets, particularly in the market values of perpetual securities in general.
The valuation of our investments includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
     The vast majority of our financial instruments are subject to the classification provisions of SFAS 157, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuation, relate to our investment securities classified as securities available for sale in our investment portfolio, which comprised $43.1 billion (63%) of our total cash and invested assets at December 31, 2008. In accordance with SFAS 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2) and the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based of the lowest level of significant input to its valuation.
     At December 31, 2008, approximately 24%, 69% and 7% of these securities represented Level 1, Level 2 and Level 3 securities, respectively. Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.
     As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
     See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in this report.
The determination of the amount of impairments taken on our investments is subjective and could materially impact our results of operations or financial position.
     The determination of the amount of impairments is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in its income statement as such evaluations are revised. There can, however, be no assurance that our management has accurately assessed the level of impairments reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
     An investment in a fixed maturity or a perpetual security is impaired if its fair value falls below its book value. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, no impairment is taken. However, for our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at market value in the statement of financial condition and record the decline or appreciation as an unrealized loss or gain in accumulated other comprehensive income. If we believe the decline is “other-than-temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value which is normally its fair value at the time it is written down. The determination of whether an impairment is other than temporary is subjective and involves the considerable judgment and the consideration of various factors and circumstances. The more significant factors include:
•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory and legislative environment

•	other factors as may become available from time to time
     Another factor we consider in determining whether a decline in value is other than temporary is our ability and intent to hold the investment until a recovery of its fair value. We perform ongoing analyses of our liquidity needs, which include cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flows from operations have been substantial over the last three years, growing from $4.4 billion in 2006 to $4.7 billion in 2007 and to $5.0 billion in 2008.
Gross unrealized losses may be realized or result in future impairments.
     Our gross unrealized losses on fixed maturity and perpetual securities at December 31, 2008 were $4.8 billion and $1.2 billion, respectively, pretax and the portion of gross unrealized losses for securities with a fair value of 80% or less of their amortized costs was approximately $3.1 billion pretax at such date relating to fixed maturity securities and $.8 billion relating to perpetual securities. The realization of losses or impairments may have a material adverse impact on our results of operation and financial position.
Lack of availability of acceptable yen-denominated investments could adversely affect our profits.
     We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2008, the average duration of Aflac Japan’s policy liabilities was approximately 14 years and the average duration of its yen-denominated debt and perpetual securities was approximately 12 years. The duration of the perpetual securities is based upon their economic maturity dates. Since the securities have no fixed maturity date, there is no assurance that the securities will be repaid on the dates assumed. When the principal of our debt securities or perpetual securities is repaid, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. Our net investment income has been negatively affected by the low level of investment yields in Japan in the last three years. Although the Bank of Japan ended its zero-interest-rate policy in 2006, market yields on long-duration fixed maturity securities which we purchase primarily in Japan have not increased measurably since then.

The concentration of our investment portfolios in any particular sector of the economy may have an adverse effect on our financial position or results of operations.
     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At December 31, 2008, approximately 41%, of our total portfolio of debt and perpetual securities is in the banks and financial institutions sector.
Our concentration of business in Japan poses risks to our operations.
     Our operations in Japan accounted for 72%, 71% and 72% of our total revenues for 2008, 2007 and 2006, respectively. The Japanese operations accounted for 87% of our total assets at December 31, 2008, compared with 82% at December 31, 2007. The Bank of Japan’s January 2009 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic conditions have been deteriorating significantly. Private consumption has weakened as a result of decreased household income and increased unemployment. Exports have decreased due to a slowdown in overseas economies and the strengthening of the yen. The report projected that Japan’s economic conditions are expected to continue to deteriorate. A broad economic stimulus plan has been proposed in Japan, in part to increase public spending. We believe that the outlook for the Japanese economy is uncertain. Continued weakness in Japan’s economy could have an adverse effect on our results of operations and financial condition.
We operate in an industry that is subject to ongoing changes.
     We operate in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require us to anticipate market trends and make changes to differentiate our products and services from those of our competitors. We also face the potential of competition from existing or new companies in the United States and Japan that have not historically been active in the supplemental health insurance industry. Failure to anticipate market trends and/or to differentiate our products and services can affect our ability to retain or grow profitable lines of business.
We are exposed to significant financial and capital markets risk which may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period to period.
     We are exposed to significant financial and capital markets risk, including changes in foreign currency, interest rates, real estate markets, market volatility, the performance of the economy in general, the performance of the specific obligors included in our investment portfolio and other factors outside our control.
     Foreign Currency Risk
     Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. Aflac Japan’s premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. Foreign currency translation also impacts the computation of our risk-based capital ratio because Aflac Japan is consolidated in our U.S. statutory filings due to its status as a branch. Our required capital, as determined by the application of risk factors to our assets and liabilities, is proportionately more sensitive to changes in the exchange rate than our total adjusted capital. As a result, when the yen strengthens relative to the dollar, our risk-based capital ratio is suppressed. We engage in certain foreign currency hedging activities for the purpose of hedging the yen exposure to our net investment in our branch operations in Japan. These hedging activities are limited in scope and we cannot provide assurance that these activities will be effective or that counterparties to these activities will perform their obligations.
     Additionally, we are exposed to economic currency risk when yen cash flows are converted into dollars, resulting in an increase or decrease in our earnings when exchange gains or losses are realized. This primarily occurs when we repatriate funds from Aflac Japan to Aflac U.S., which is generally done on an annual basis. The exchange rates prevailing at the time of repatriation may differ from the exchange rates prevailing at the time the yen profits were earned.
     Interest Rate Risk
     We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced in the United States and Japan during recent years, have reduced the level of investment income earned by the Company. Slower investment income growth will occur if a low-interest-rate environment persists. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities.
     Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A rise in interest rates would improve our ability to earn higher rates of return on funds that we reinvest. Conversely, a decline in interest rates would impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.
     We also have an exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. A rise in interest rates would increase the net unrealized loss position of our debt and perpetual securities. Conversely, a decline in interest rates would decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as, changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or cause the issuers of these securities to default both of which would result in our having to recognize such gains or losses.

     Significant, continued volatility, the strengthening or weakening of the yen against the dollar, changes in interest rates, changes in credit spreads and defaults, market liquidity and declines in equity prices, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.
     For more information regarding foreign currency and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, our financial results would be adversely affected.
     We establish and carry, as a liability, reserves based on estimates of how much will be required to pay for future benefits and claims. We calculate these reserves using various assumptions and estimates, including premiums we will receive over the assumed life of the policy; the timing, frequency and severity of the events covered by the insurance policy; and the investment returns on the assets we purchase with a portion of our net cash flow from operations. These assumptions and estimates are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove inadequate. As a result, we would incur a charge to earnings in the period in which we determine such a shortfall exists, which could have a material adverse effect on our business, results of operations and financial condition.
As a holding company, the Parent Company depends on the ability of its subsidiaries to transfer funds to it to meet its debt service and other obligations and to pay dividends on its common stock.
     The Parent Company is a holding company and has no direct operations or significant assets other than the stock of its subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our debt service and other obligations and to pay dividends on our common stock. Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. In addition, Japan’s Financial Services Agency (FSA) may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.
     The ability of Aflac to pay dividends or make other payments to the Parent Company could also be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on Aflac’s capitalization level. Any inability of Aflac to pay dividends or make other payments to the Parent Company could have a material adverse effect on our financial condition and results of operations. There is no assurance that the earnings from, or other available assets of, our operating subsidiaries will be sufficient to make distributions to us to enable us to operate.

Extensive regulation can impact profitability and growth.
     Aflac’s insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FSA and Ministry of Finance (MOF) in Japan, the U.S. Department of Justice, state attorneys general, and the Internal Revenue Service, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator’s or enforcement authority’s interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.
     The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:
•	standards of establishing and setting premium rates and the approval thereof

•	standards of minimum capital requirements and solvency margins, including risk-based capital measures

•	restrictions on, limitations on and required approval of certain transactions between our insurance subsidiaries and their affiliates, including management fee arrangements

•	restrictions on the nature, quality and concentration of investments

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations

•	limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated

•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business

•	certain required methods of accounting

•	reserves for unearned premiums, losses and other purposes

•	assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies

•	administrative practices requirements

•	imposition of fines and other sanctions
     State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on our financial condition and results of operation.
     Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers, possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.
     Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
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
The success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear strategic information technology projects are currently in process.
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
Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of generally accepted accounting principles in both the United States and Japan, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

     In November 2008, the SEC issued a proposed “roadmap” which outlines milestones that, if achieved, could lead to mandatory adoption of International Financial Reporting Standards (IFRS) for U.S. public companies starting in fiscal years ending on or after December 15, 2014, or sooner for some issuers. The FASB and the International Accounting Standards Board (IASB) are in the midst of a convergence project to align U.S. GAAP and IFRS as part of this anticipated transition, but key components of IFRS regarding the insurance industry have yet to be clarified. We are monitoring these developments closely. The adoption of IFRS could significantly alter the presentation of our financial position and results of operations in our financial statements.
Any decrease in our financial strength or debt ratings may have an adverse effect on our competitive position.
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis, Nationally Recognized Statistical Rating Organizations (NRSROs) review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer’s control. Aflac currently maintains a Fitch Ratings Ltd. (Fitch) financial strength rating of AA, a Moody’s Investors Service (Moody’s) financial strength rating of Aa2 (Excellent), an A.M. Best Company, Inc. (A.M. Best) financial strength rating of A+ (Superior) and a Standard & Poor’s (S&P) financial strength rating of AA-.
     Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. In January 2009, due to concerns about the continued deterioration in global financial markets and our investment exposure to global financial institutions, S&P downgraded Aflac’s financial strength rating one notch to AA- from AA.
     In addition to financial strength ratings, various NRSROs also publish debt ratings for us. These ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets. Currently, our senior debt, Samurai notes and Uridashi notes are rated A+ by Fitch Ratings and A2 by Moody’s. In January 2009, S&P downgraded our debt rating one level to A- from A and all three rating agencies have changed the ratings outlook on our debt securities from stable to negative. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets and potentially increasing the cost of debt.
     On September 18, 2008, September 29, 2008, October 2, 2008 and October 10, 2008, A.M. Best, Fitch, Moody’s and S&P, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability. On January 12, 2009, S&P maintained its negative outlook on the U.S. life insurance sector.
     In view of the difficulties experienced recently by many financial institutions, including in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their reviews, will request additional information from the companies that they rate, including additional information regarding the valuation of investment securities held, and may increase the capital and other requirements employed in their models for maintenance of certain rating levels.
     A downgrade in any of these ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of our products which could negatively impact our liquidity, operating results and financial condition. Additionally, sales through the bank channel could be adversely affected as a result of their reliance and sensitivity to ratings levels.
     We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.
If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.
     The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as such term is defined in the HIPAA regulations).
     Even though we provide for appropriate protections through our contracts with business associates, we still have limited control over their actions and practices. Privacy and security requirements regarding personally identifiable information are also imposed on us through controls with our customers. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Congress and many states are considering new privacy and security requirements that would apply to our business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our collection, disclosure and use of patient identifiable data that are housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.
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
     We would be adversely affected if we fail to adequately plan for succession of our senior management and other key executives. While we have succession plans and employment arrangements with certain key executives, these cannot guarantee that the services of these executives will be available to us and our operations could be adversely affected if they are not.
Any event, including one external to our operations, could damage our reputation.
     Because insurance products are intangible, we rely to a large extent on consumer trust in our business. The perception of financial weakness could create doubt regarding our ability to honor the commitments we have made to our policyholders. Maintaining our stature as a responsible corporate citizen, which helps support the strength of our unique brand, is critical to our reputation and the failure or perceived failure to do so could adversely affect us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2008.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION*	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac until January 2007	57

Paul S. Amos II	President, Aflac, since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, from January 2005 until January 2007; State Sales Coordinator- Georgia North until December 2004	33

Yuji Arai	Senior Vice President, Principal Financial Officer, Aflac Japan, since January 2005; Vice President, Financial Division, Aflac Japan, from January 2002 until January 2005; Vice President, Investments and Investment Analysis, Aflac Japan, until January 2005	46

Susan R. Blanck	First Senior Vice President, Aflac Japan, since June 2008; Senior Vice President, Corporate Actuary, Aflac, since January 2006; Senior Vice President, Deputy Corporate Actuary, Aflac, from March 2004 until January 2006; Vice President, Associate Actuary, Aflac, until March 2004	42

Kriss Cloninger III	President, Aflac Incorporated, Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	61

Martin A. Durant III	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since June 2008; Senior Vice President, Corporate Finance, Aflac Incorporated, from July 2006 to June 2008; Senior Vice President, Treasurer and Chief Financial Officer, Carmike Cinemas, Inc., until March 2006	60

Jun Isonaka	Senior Vice President, Deputy Chief Administrative Officer, Aflac Japan, since January 2009; Senior Vice President, Sales, Aflac Japan, from January 2007 until January 2009; Vice President, Contact Center, Aflac Japan, from January 2006 until January 2007; Vice President, Territory Director, Northeast Territory, Aflac Japan, from January 2005 until January 2006; Vice President, Customer Service Division, Information Division and Operations Division, Aflac Japan, from January 2002 until January 2005	51

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac Incorporated	50

W. Jeremy Jeffery	Senior Vice President, Chief Investment Officer, Aflac, since January 2007; Senior Vice President, Deputy Chief Investment Officer, Aflac, from October 2005 until January 2007; Executive Director, Morgan Stanley, until October 2005	58

Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac, since January 2005; Vice President, West Territory Director, Aflac, from October 2004 until January 2005; State Sales Coordinator- Missouri, Aflac, until October 2004	64

NAME	PRINCIPAL OCCUPATION*	AGE
Charles D. Lake II	Chairman, Aflac Japan, since July 2008; Vice Chairman, Aflac Japan, from April 2005 until July 2008; President, Aflac Japan, until April 2005	47

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	55

Takaaki Matsumoto	First Senior Vice President, Director of Marketing and Sales, Aflac Japan, since January 2007; Senior Vice President, Director of Marketing, Aflac Japan, from February 2006 until January 2007; Vice President, Marketing Strategy Planning, from August 2005 until February 2006; Vice President, Aflac Japan, Sales, Kinki Area, from January 2005 until August 2005	60

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated and Aflac; Chief Accounting Officer, Aflac Incorporated and Aflac; Treasurer, Aflac	60

Audrey Boone Tillman	Executive Vice President, Director of Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Director of Corporate Services, Aflac Incorporated, from October 2006 until January 2008; Senior Vice President, Director of Human Resources, Aflac Incorporated, until October 2006	44

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan, since July 2007; Deputy President, Aflac Japan, from February 2007 until July 2007; President and Representative Director, The Dai-ichi Kangyo Asset Management Co., Ltd., from June 2005 until February 2007; Advisor, Dai-ichi Kangyo Asset Management Co., Ltd., from April 2005 until June 2005; Managing Executive Officer, Mizuho Corporate Bank Ltd., from April 2004 until April 2005; Executive Officer, Mizuho Corporate Bank Ltd., from April 2002 until April 2004	58

Teresa White	Executive Vice President, Chief Administrative Officer, Aflac, since March 2008; Senior Vice President, Deputy Chief Administrative Officer, Aflac, from March 2007 to March 2008; Senior Vice President, Sales Support and Administration, Aflac, from October 2004 until March 2007; Vice President, Client Services, Aflac, until October 2004	42

Hiroshi Yamauchi	First Senior Vice President, Chief Administrative Officer, Aflac Japan, since January 2005; First Senior Vice President, Director of Operations, Aflac Japan, from January 2004 until January 2005; First Senior Vice President, Director of Operations and Customer Service Division, Aflac Japan, from January 2003 until January 2004	57

*	Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2008	High	Low

4th Quarter	$60.73	$29.68
3rd Quarter	68.00	51.25
2nd Quarter	68.81	62.52
1st Quarter	67.00	56.75

2007	High	Low

4th Quarter	$63.91	$55.77
3rd Quarter	57.44	50.19
2nd Quarter	54.00	47.00
1st Quarter	49.37	45.18

Holders
     As of February 13, 2009, there were 84,048 holders of record of the Company’s common stock.
Dividends

	2008	2007

4th Quarter	$.24	$.205
3rd Quarter	.24	.205
2nd Quarter	.24	.205
1st Quarter	.24	.185

     In October 2008, the board of directors declared the first quarter 2009 cash dividend of $.28 per share. The dividend is payable on March 2, 2009, to shareholders of record at the close of business on February 18, 2009. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 11 of the Notes to the Consolidated Financial Statements presented in this report.

Securities Authorized for Issuance under Equity Compensation Plans
     Information under the principal heading “Equity Compensation Plan Information” in the Company’s definitive Notice and Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2009, pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

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
Performance Graph Index
December 31,

	2003	2004	2005	2006	2007	2008

Aflac Incorporated	100.00	111.20	130.91	131.29	181.50	135.25
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Life & Health Insurance	100.00	122.14	149.64	174.35	193.53	100.02

Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
     During the period from January 1, 2008 through November 19, 2008, we issued shares of our common stock for use under our AFL Stock Plan: A Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) which exceeded by 1,279,791 the number of shares that were remaining for issuance under the S-3 shelf registration statement then in effect for the Plan. The aggregate proceeds from these issuances were $75,144,499.
Issuer Purchases of Equity Securities
     During the fourth quarter of 2008, we repurchased shares of Aflac common stock as follows:

			Total
			Number
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 - October 31	10,700,666	$63.87	10,700,666	32,370,254
November 1 - November 30	1,352 **	46.28	—	32,370,254
December 1 - December 31	2,373 **	41.32	—	32,370,254

Total	10,704,391	$63.86	10,700,666	32,370,254 *

*	At December 31, 2008, a total of 32,370,254 shares of common stock had previously been authorized for repurchase by our board of directors and were still available for purchase at such date. Of such shares available for purchase, 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006. The remaining 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

**	During the fourth quarter of 2008, 3,725 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
     We do not plan to repurchase shares of our common stock during the first half of 2009; however, we will evaluate the market and our capital position to determine if we will purchase any shares in the second half of 2009.

ITEM 6. SELECTED FINANCIAL DATA.
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and
per-share amounts)	2008	2007	2006	2005		2004

Revenues:
Premiums, principally supplemental health insurance	$14,947	$12,973	$12,314	$11,990		$11,302
Net investment income	2,578	2,333	2,171	2,071		1,957
Realized investment gains (losses)	(1,007)	28	79	262		(12)
Other income	36	59	52	40		34

Total revenues	16,554	15,393	14,616	14,363		13,281

Benefits and expenses:
Benefits and claims	10,499	9,285	9,016	8,890		8,482
Expenses	4,141	3,609	3,336	3,247		3,026

Total benefits and expenses	14,640	12,894	12,352	12,137		11,508

Pretax earnings	1,914	2,499	2,264	2,226		1,773
Income taxes	660	865	781	743		507

Net earnings	$1,254	$1,634	$1,483	$1,483	(1)	$1,266	(2)

Share and Per-Share Amounts

Net earnings (basic)	$2.65	$3.35	$2.99	$2.96	(1)	$2.49	(2)
Net earnings (diluted)	2.62	3.31	2.95	2.92	(1)	2.45	(2)
Cash dividends paid	.96	.80	.55	.44		.38
Cash dividends declared	1.24	.615	.735	.44		.38
Weighted-average common shares used for basic EPS (In thousands)	473,405	487,869	495,614	500,939		507,333
Weighted-average common shares used for diluted EPS (In thousands)	478,815	493,971	501,827	507,704		516,421

Supplemental Data

Yen/dollar exchange rate at year-end (yen)	91.03	114.15	119.11	118.07		104.21
Weighted-average yen/dollar exchange rate (yen)	103.46	117.93	116.31	109.88		108.26

(1)	Includes a benefit of $34 ($.07 per basic and diluted share) for the release of a valuation allowance for deferred tax assets in 2005
(2)	Includes a benefit of $128 ($.25 per basic and diluted share) for the release of the valuation allowance for deferred tax assets and a benefit of $3 ($.01 per basic and diluted share) for the Japanese pension obligation transfer in 2004

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2008	2007	2006	2005	2004

Assets:
Investments and cash	$68,550	$57,056	$51,972	$48,989	$51,955
Other	10,781	8,749	7,833	7,372	7,371

Total assets	$79,331	$65,805	$59,805	$56,361	$59,326

Liabilities and shareholders’ equity:
Policy liabilities	$66,219	$50,676	$45,440	$42,329	$43,556
Notes payable	1,721	1,465	1,426	1,395	1,429
Income taxes	1,201	2,531	2,462	2,577	2,445
Other liabilities	3,551	2,338	2,136	2,133	4,320
Shareholders’ equity	6,639	8,795	8,341	7,927	7,576

Total liabilities and shareholders’ equity	$79,331	$65,805	$59,805	$56,361	$59,326

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•	difficult condition in global capital markets and the economy generally

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and downgrades in certain securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac’s investment in hybrid securities

•	differing judgments applied to investment valuations

•	subjective determinations of amount of impairments taken on our investments

•	realization of unrealized losses

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries’ ability to pay dividends to the Parent Company

•	changes in regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	decreases in our financial strength or debt ratings

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events

•	failure of internal controls or corporate governance policies and procedures

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
MD&A OVERVIEW
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2008. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:
•	Critical accounting estimates

•	Results of operations, consolidated and by segment

•	Analysis of financial condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash
CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 86% of our liabilities are reported as of December 31, 2008, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
Investments
     Aflac’s investments in debt securities, perpetual securities and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security’s credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with applicable accounting guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:
•	percentage decline in value and the length of time during which the decline has occurred

•	recoverability of principal and interest

•	market conditions

•	our ability to hold the investment to maturity

•	review of the issuer’s overall operating performance and financial condition

•	rating agency opinions and actions regarding the issuer’s credit standing

•	adverse changes in the issuer’s availability of production resources, revenue sources and technological conditions

•	adverse changes in the issuer’s economic, industry, regulatory or political environment
See Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for additional information.
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
Deferred Policy Acquisition Costs
     Certain costs of acquiring new business are deferred and amortized over the policy’s premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. As presented in the following table, the ratio of unamortized DAC to annualized premiums in force increased slightly for Aflac U.S. in 2008, compared with the prior two years, as a result of the introduction of an accelerated commission payment option for new associates and the refinement of our first-year commission deferrals on certain products. The ratio of unamortized DAC to annualized premiums in force has shown a slight upward trend for Aflac Japan for the last three years. This trend is a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this has resulted in a higher unamortized DAC balance, the overall cost to the company has been reduced.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2008	2007	2006	2008	2007	2006

Deferred policy acquisition costs	$5,644	$4,269	$3,857	$2,593	$2,385	$2,168
Annualized premiums in force	12,761	9,860	9,094	4,789	4,510	4,101
Deferred policy acquisition costs as a percentage of annualized premiums in force	44.2%	43.3%	42.4%	54.1%	52.9%	52.9%

Policy Liabilities
     The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2008	2007

U.S. segment:
Future policy benefits	$5,442	$4,958
Unpaid policy claims	933	856
Other policy liabilities	375	165

Total U.S. policy liabilities	$6,750	$5,979

Japan segment:
Future policy benefits	$53,866	$40,715
Unpaid policy claims	2,184	1,599
Other policy liabilities	3,416	2,380

Total Japan policy liabilities	$59,466	$44,694

Consolidated:
Future policy benefits	$59,310	$45,675
Unpaid policy claims	3,118	2,455
Other policy liabilities	3,791	2,546

Total consolidated policy liabilities	$66,219	$50,676

     Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two primary components: future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities as of December 31, 2008, respectively.
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
     In 2007, our unpaid policy claims liability for prior years declined by approximately $400 million. More than 70% of the release of our unpaid policy claims liability resulted from incurred but not reported claims that are estimated using a claim cost and completion factor method. During the first 12 months after a claim is incurred, we estimate the ultimate cost of the claim based on initial expected claim cost factors that reflect our experience in prior periods. In the 13th month after incurral, we change the estimating basis to a completion factor method because the actual cash payments to date for claims 13 or more months old are deemed to have sufficient credibility on which to base the remaining liability estimate. Prior to the 13th month, the historical claim cost method is deemed to have more credibility. The difference in estimate between the two methods is routinely recognized in our financial statements in the 13th month after a claim is incurred.
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
     In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2008, to changes in severity and frequency of claims. For the years 2006 through 2008, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
	Decrease	Decrease		Increase	Increase
Total Frequency	by 2%	by 1%	Unchanged	by 1%	by 2%

Increase by 2%	$—	$19	$39	$59	$79
Increase by 1%	(19)	—	20	39	59
Unchanged	(38)	(19)	—	20	39
Decrease by 1%	(57)	(38)	(19)	—	19
Decrease by 2%	(76)	(57)	(38)	(19)	—

     The table below reflects the growth of future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2008	2007	2006

Aflac U.S.	$5,442	$4,958	$4,391
Growth rate	9.8%	12.9%	16.2%

Aflac Japan	$53,866	$40,715	$36,447
Growth rate	32.3%	11.7%	7.0%

Consolidated	$59,310	$45,675	$40,841
Growth rate	29.9%	11.8%	7.9%

Yen/dollar exchange rate (end of period)	91.03	114.15	119.11

Aflac Japan (in yen)	4,903	4,648	4,341
Growth rate	5.5%	7.1%	7.9%

     The growth of the future policy benefits liability in dollars is primarily due to the aging of our in-force block of business and the addition of new business, as well as the strengthening of the yen against the U.S. dollar.
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

RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.
Items Impacting Net Earnings

	In Millions			Per Diluted Share
	2008	2007	2006	2008	2007	2006

Net earnings	$1,254	$1,634	$1,483	$2.62	$3.31	$2.95
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(655)	19	51	(1.37)	.04	.10
Impact from SFAS 133	(3)	2	—	—	—	—

Realized Investment Gains and Losses
     Our investment strategy is to invest in investment-grade fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy aligns our assets with our liability structure, which our assets support. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.
     In 2008, we realized total pretax investment losses of $1,007 million (after-tax, $655 million, or $1.37 per diluted share), primarily a result of the sale of securities and the recognition of other-than-temporary impairments. The sale of our investments in Lehman Brothers and Washington Mutual and other smaller securities transactions represented $254 million ($166 million after-tax) of the total realized investment losses. Other-than-temporary impairment losses during the year consisted of $294 million ($191 million after-tax) recognized on certain of our perpetual security investments; $213 million ($139 million after-tax) recognized on certain of our CDO investments; $180 million ($117 million after-tax) recognized on our investments in three Icelandic banks; and $65 million ($42 million after-tax) recognized on our investment in Ford Motor Company. See further discussion below regarding the other-than-temporary impairment losses on our perpetual securities, CDO investments and Icelandic bank investments.
     In 2007, we realized pretax investment gains of $28 million (after-tax, $19 million, or $.04 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business. In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. We began a bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income.
     We maintain investments in subordinated financial instruments, or so-called “hybrid securities.” Within this class of investments, we own perpetual Upper Tier II and Tier I securities, which are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual securities have characteristics of both debt and equity investments. Although these securities generally have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date of the perpetual securities. Since first purchasing these securities in the early 1990’s, and until the third quarter of 2008, we accounted for and reported perpetual securities as debt securities and classified them as both available-for-sale and held-to-maturity securities.
     In light of the unprecedented volatility in the debt and equity markets, we concluded in the third quarter of 2008 that all of our perpetual securities should be classified as available-for-sale securities for periods ending June 30, 2008 and prior. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model.
     In the third quarter of 2008, we recognized an other-than-temporary impairment charge of $191 million, after-tax, which reflects the impact of applying our equity security impairment policy to this asset class through June 30, 2008. The June 30 measurement date was used following the SEC’s October 14, 2008 letter to the FASB on the topic of the appropriate impairment model to apply to perpetual securities. Included in this impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity security impairment model through June 30, 2008, was determined to be immaterial to our results of operations and financial position for any previously reported period.
     In a letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of perpetual securities, a debt impairment model could be used for filings subsequent to its letter, until the FASB further addresses the appropriate impairment approach. Consistent with the guidance in the SEC’s letter, we have applied a debt security impairment model to our perpetual securities subsequent to the quarter ended June 30, 2008, and will continue with that approach pending further guidance from the FASB.
     As of December 31, 2008, approximately 92% of our perpetual securities portfolio was rated A or better, and the fair value of our perpetual security portfolio was approximately 89% and 84% of amortized cost and par value, respectively.
     As a part of our credit review process, we concluded that it had become unlikely that we would recover our investment in certain of our CDO investments as a result of continued significant declines in the credit markets during the fourth quarter of 2008. In accordance with our investment policy, we recorded an impairment charge of $164 million ($106 million after-tax) in connection with the other-than-temporary impairment of these CDOs during the fourth quarter of 2008. During the third quarter of 2008, Lehman Brothers Special Financing Inc. (LBSF), the swap counterparty under four of our CDO debt securities, filed for bankrupty protection along with certain of its affiliates (including Lehman Brothers Holdings Inc., the guarantor of LBSF’s obligations relating to the CDOs). We transferred these CDOs from held to maturity to available for sale as a result of the default by LBSF under the swaps. We have taken steps to cause these CDO securities to be redeemed. However, there is a significant risk that delays and/or litigation associated with these redemptions may arise out of the ongoing bankruptcy proceedings involving LBSF and its affiliates.

     We hold investments in three Icelandic banks, Glitnir, Landsbanki and Kaupthing, in the form of junior subordinated debt, some of which include perpetual securities. During the fourth quarter of 2008, the Icelandic government passed legislation that allowed certain distressed Icelandic financial institutions to be placed into receivership under the control of the Icelandic government. Following the passage of this legislation, the above noted Icelandic banks were placed into receivership and are now being operated by the Icelandic government, which is also in financial distress. Subsequent to these actions, we learned that it was unlikely that the banks or the Icelandic government have any intent to honor the banks’ obligations beyond their domestic depositors. As a result, we recognized an other-than-temporary impairment loss of $180 million ($117 million after-tax) in the fourth quarter of 2008 to reflect the other-than-temporary impairment of our total investment in these securities. At December 31, 2008, we classified our investments in Glitner, Landsbanki and Kaupthing as below investment grade.
For additional information regarding realized investment gains and losses, please see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements.
Impact from SFAS 133
     We entered into cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which mature in April 2009, into a yen-denominated obligation (see Notes 4 and 7 of the Notes to the Consolidated Financial Statements). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the fair value will equal initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component will be zero. We have the ability and intent to retain the cross-currency swaps until they expire in April 2009. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, and is included in other income.
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings. The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2008; therefore, there was no impact on net earnings.
     We have interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the three-year period ended December 31, 2008; therefore, there was no impact on net earnings. See Notes 1, 4 and 7 of the Notes to the Consolidated Financial Statements for additional information.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% in 2008, 34.6% in 2007 and 34.5% in 2006. Total income taxes were $660 million in 2008, compared with $865 million in 2007 and $781 million in 2006. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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
Aflac Japan Summary of Operating Results

(In millions)	2008	2007	2006

Premium income	$10,674	$9,037	$8,762
Net investment income:
Yen-denominated investment income	1,312	1,102	1,064
Dollar-denominated investment income	741	699	624

Net investment income	2,053	1,801	1,688
Other income	15	27	25

Total operating revenues	12,742	10,865	10,475

Benefits and claims	7,972	6,935	6,847
Operating expenses:
Amortization of deferred policy acquisition costs	405	318	285
Insurance commissions	970	850	859
Insurance and other expenses	1,145	941	832

Total operating expenses	2,520	2,109	1,976

Total benefits and expenses	10,492	9,044	8,823

Pretax operating earnings*	$2,250	$1,821	$1,652

Weighted-average yen/dollar exchange rate	103.46	117.93	116.31

	In Dollars				In Yen
Percentage change over previous year:	2008	2007	2006	2008	2007	2006

Premium income	18.1%	3.1%	.2%	3.5%	4.3%	5.9%
Net investment income	14.0	6.7	3.2	—	8.0	9.0
Total operating revenues	17.3	3.7	.6	2.8	4.9	6.3
Pretax operating earnings*	23.6	10.2	9.1	8.4	11.8	15.4

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.2% in 2008, 3.9% in 2007 and 5.4% in 2006 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2008, were 1.16 trillion yen, compared with 1.13 trillion yen in 2007 and 1.08 trillion yen in 2006. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $12.8 billion in 2008, $9.9 billion in 2007, and $9.1 billion in 2006.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 36% of Aflac Japan’s investment income in 2008, compared with 39% in 2007 and 37% in 2006. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 39% of Aflac Japan’s investment income during 2008, compared with 39% in 2007 and 36% in 2006. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes**
	2008	2007	2006	2008	2007	2006

Net investment income	—%	8.0%	9.0%	5.0%	7.4%	6.8%
Total operating revenues	2.8	4.9	6.3	3.8	4.9	6.0
Pretax operating earnings*	8.4	11.8	15.4	13.8	11.3	13.3

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

Ratios to total revenues:	2008	2007	2006

Benefits and claims	62.5%	63.8%	65.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.2	2.9	2.7
Insurance commissions	7.6	7.8	8.2
Insurance and other expenses	9.0	8.7	7.9

Total operating expenses	19.8	19.4	18.8
Pretax operating earnings*	17.7	16.8	15.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk section of this MD&A). The operating expense ratio increased modestly in 2008 in line with our expectations and primarily reflects the increased costs associated with IT infrastructure changes and our preparation for sales through the bank channel. We expect the operating expense ratio to increase slightly in 2009. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in 2008. We expect continued expansion in the profit margin in 2009.

Aflac Japan Sales
     Our stated objective for 2008 was to increase sales 3% to 7%. We had anticipated growth from new sales distribution opportunities; however, our new bank channel sales were lower than expected and were negatively affected by the emergence of the financial crisis late in the year. Despite sales increasing slightly to 114.7 billion yen, we did not reach our sales target for 2008. The following table presents Aflac Japan’s total new annualized premium sales for the years ended December 31.

		In Dollars			In Yen
(In millions of dollars and billions of yen)	2008	2007	2006	2008	2007	2006

Total new annualized premium sales	$1,115	$974	$1,010	114.7	114.6	117.5
Percentage change over prior year	14.4%	(3.5)%	(13.5)%	—%	(2.4)%	(8.8)%

     The following table details the contributions to total new annualized premium sales by major product for the years ended December 31.

	2008	2007	2006

Medical policies	34%	33%	33%
Cancer	34	33	28
Ordinary life	23	22	23
Rider MAX	5	7	10
Other	4	5	6

Total	100%	100%	100%

     Cancer insurance was our top-selling product category for Aflac Japan in 2008 with sales rising 3.6% over 2007. Aflac remains the best branded company in Japan for cancer insurance. Our cancer insurance marketing efforts in 2008 centered on Cancer Forte, which we introduced in September 2007. Cancer Forte offers increased outpatient benefits compared to the preceding version of this policy. In addition to our traditional first-occurrence benefit, this product also pays an annuity to a newly diagnosed patient from the second year through the fifth year following diagnosis. It also assists policyholders with counseling and doctor referral services through a third party upon diagnosis of the disease. For consumers who had the earlier cancer insurance product, we introduced a special bridge policy in 2008 that allows existing policyholders to upgrade their coverage to that of Cancer Forte.
     As previously disclosed, Japan Post Network Co., Ltd., selected Aflac Japan in November 2007 as its provider of cancer insurance to be sold through post offices located throughout the country. Japan Post Network Co. manages Japan’s vast network of more than 20,000 post offices, which have historically been popular places for consumers to purchase insurance products. We began selling cancer insurance through the Japan Post Network Co. in October 2008, with our product being offered initially through 300 of Japan’s post offices. We believe this new channel has the potential to be a solid contributor to our future sales.

     Our cancer policies are also marketed through a strategic alliance with Dai-ichi Mutual Life. In 2008, Dai-ichi Life sold nearly 190,000 of our market-leading cancer policies, retaining its distinction as the number two seller of cancer insurance behind only Aflac Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
     Medical sales increased 2.8% in 2008, compared with prior year. Since first launching a stand-alone medical product called EVER in 2002, we have been the number one seller of medical insurance policies in Japan. We believe that our number one position benefits us in the marketplace. As a result, we continue to believe that the medical category will be an important part of our product portfolio. In the last five years, we have segmented the market by developing variations of EVER that appeal to specific types of Japanese consumers. Gentle EVER, introduced in 2007, provides an affordable alternative to help consumers who may have a health problem that would exclude them from purchasing other EVER products. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.
     We continue to believe that sales of cancer and medical insurance will benefit from the recently opened bank channel. By the end of 2008, we had agreements with 242 banks to sell our products in their branches. We have significantly more selling agreements than any of our competitors. We believe our longstanding relationships within the Japan banking sector have given us an advantage in developing this channel. Furthering our reach into the banking channel was the endorsement of Aflac’s products by the National Association of Shinkin Banks. This association of about 280 shinkin banks, which are similar to credit unions, chose Aflac as one of only four providers of third sector insurance products to its member banks. Aflac was the only foreign company chosen. In addition, Aflac was the only company selected for both cancer and medical insurance. We believe we are well-positioned to see continued improvement in bank channel sales.
     In November 2008, we introduced a new product to the market called Sanjuso. This innovative new offering is a single-premium product that provides lump-sum payments upon the diagnosis of cancer, heart attack or stroke, as well as a death benefit. It was primarily designed for the bank channel. Initial sales of Sanjuso were negatively impacted by the financial crisis. However, we believe it will fit well in our bank agents’ product portfolios, particularly those of the mega banks and larger regional banks in Japan.
     We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. In 2008, we recruited approximately 3,950 new sales agencies. At the end of the year, Aflac Japan was represented by more than 18,800 sales agencies, or more than 107,400 licensed sales associates employed by those agencies.
     We believe that there is still a strong need for our products in Japan. Although we have a cautious outlook for sales in 2009 due to the current global economic uncertainty, our objective is for sales to be flat to up 5% in Japan, including continued growth in contributions from our new distribution channels (see the Japanese Regulatory Environment section of this MD&A for further discussion regarding these distribution channels). Our sales objective could change if the Japanese economy experiences further deterioration.

Aflac Japan Investments
     Growth of investment income in yen is affected by available cash flow from operations, timing of and yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.
     The following table presents the results of Aflac Japan’s investment activities for the years ended December 31.

	2008	2007	2006

New money yield — yen only	3.20%	3.05%	3.10%
New money yield — blended	3.43	3.38	3.33
Return on average invested assets, net of investment expenses	3.82	4.06	4.11

     At December 31, 2008, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.90%, compared with 4.02% a year ago. The overall credit quality of Aflac Japan’s investments remained high. At the end of 2008, 80.9% of our debt and perpetual securities were rated A or better on an amortized cost basis. Only 1.9% of Aflac Japan’s holdings were rated below investment grade at the end of 2008. See the Credit Risk section of this MD&A for additional information.
Japanese Economy
     The Bank of Japan’s January 2009 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic conditions have been deteriorating significantly. Private consumption has weakened as a result of decreased household income and increased unemployment. Exports have decreased due to a slowdown in overseas economies and the appreciation of the yen. The report projected that Japan’s economic conditions are expected to continue to deteriorate. A broad economic stimulus plan has been proposed in Japan that would hopefully increase public spending. We believe that the Japanese economic situation is uncertain and that growth may not return until confidence is restored to the global financial markets.
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
     We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enable banks to sell our third sector products to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japan banking sector place us in a strong position to sell through this new channel. By the end of 2008, we had agreements with 242 banks to market Aflac’s products.
     In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. The four entities are Japan Post Service Co., Ltd.; Japan Post Network Co., Ltd.; Japan Post Bank Co., Ltd.; and Japan Post Insurance Co., Ltd. In November 2007, Japan Post Network Co. selected Aflac Japan as its provider of cancer insurance to be sold through Japan’s vast post office network. Japan Post Network Co. operates the 20,000 post offices located throughout Japan, providing a significant opportunity for us to reach new consumers. We began selling cancer insurance through the Japan Post Network Co. in October 2008, with our product being initially offered through 300 of Japan’s post offices. We believe this new channel has the potential to be a solid contributor to our future sales.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

(In millions)	2008	2007	2006

Premium income	$4,272	$3,936	$3,552
Net investment income	505	500	465
Other income	10	10	10

Total operating revenues	4,787	4,446	4,027

Benefits and claims	2,527	2,350	2,169
Operating expenses:
Amortization of deferred policy acquisition costs	370	323	290
Insurance commissions	488	481	444
Insurance and other expenses	657	600	539

Total operating expenses	1,515	1,404	1,273

Total benefits and expenses	4,042	3,754	3,442

Pretax operating earnings*	$745	$692	$585

Percentage change over previous year:

Premium income	8.5%	10.8%	9.5%
Net investment income	.9	7.5	10.4
Total operating revenues	7.7	10.4	9.5
Pretax operating earnings*	7.6	18.3	11.4

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 6.2% in 2008, 10.0% in 2007 and 10.5% in 2006 were favorably affected by sales at the worksite and a slight improvement in the persistency of several products. Annualized premiums in force at December 31 were $4.8 billion in 2008, compared with $4.5 billion in 2007 and $4.1 billion in 2006. Net investment income was relatively flat during 2008, primarily as a result of funds utilized in our accelerated share repurchase programs in the first and third quarters of 2008. For further information, see the Capital Resources and Liquidity section of this MD&A and Note 9 of the Notes to the Consolidated Financial Statements.

     The following table presents a summary of operating ratios for Aflac U.S.

Ratios to total revenues:	2008	2007	2006

Benefits and claims	52.8%	52.9%	53.9%
Operating expenses:
Amortization of deferred policy acquisition costs	7.7	7.3	7.2
Insurance commissions	10.2	10.8	11.0
Insurance and other expenses	13.7	13.4	13.4

Total operating expenses	31.6	31.5	31.6
Pretax operating earnings*	15.6	15.6	14.5

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio, operating expense ratio and pretax operating profit margin for 2008 were relatively stable, compared with 2007. We expect the benefit ratio to decline modestly and the operating expense ratio and pretax operating profit margin to increase slightly in 2009.
Aflac U.S. Sales
     In 2008, we believe the weak economy had a negative effect on the demand for the products we sell, resulting in a slight decrease in new annualized premium sales. The following table presents Aflac’s U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2008	2007	2006

Total new annualized premium sales	$1,551	$1,558	$1,423
Increase (decrease) over prior year	(.4)%	9.5%	13.1%

     Although we have a cautious outlook for sales in 2009 due to the current global economic uncertainty, our objective is for total new annualized premium sales to be flat to up 5% in the U.S. Our sales objective could change if the U.S. economy experiences further deterioration.
     The following table details the contributions to total new annualized premium sales by major product category for the years ended December 31.

	2008	2007	2006

Accident/disability coverage	49%	51%	52%
Cancer expense insurance	19	18	17
Hospital indemnity products	16	14	12
Fixed-benefit dental coverage	5	6	6
Other	11	11	13

Total	100%	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, decreased 4.8% in 2008, while cancer expense insurance increased 4.2% and our hospital indemnity category increased 13.6%, compared with 2007.
     One aspect of our growth strategy is the continued enhancement of our product line. In 2008, we primarily directed our efforts to helping consumers broaden their coverage by pairing existing policies that complement one another’s coverage. We launched a product portfolio initiative in 2008 that provided sales associates with the support and enrollment technology to offer defined combinations of products, or “portfolios,” that provide breadth and/or depth of coverage for diverse medical health events. A popular portfolio combination includes pairing our accident product in conjunction with our personal sickness indemnity product. We are also pairing life products with any other supplemental policy we offer. As a result of this approach, life premiums and policies showed double-digit increases for the year.
     Another aspect of our growth strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited more than 25,700 new sales associates in 2008, resulting in more than 74,300 licensed sales associates at December 31, 2008, a 4.4% increase compared with 2007. On a weekly basis, the average number of U.S. associates actively producing business rose 2.6% to more than 11,200 in 2008. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Furthermore, we believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years. With total new payroll accounts rising 6.3% in 2008, we believe we have added “shelf space” that will lead to better sales when the economy stabilizes.
     In 2008, we intensified preparation for our new Aflac for Brokers initiative that we expect to implement in 2009. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled an experienced broker team, and we are supporting this initiative with streamlined products, specific advertising, and customized enrollment technology. Additionally, a new level of management has been introduced in 2009 to deliver this initiative. Broker Development Coordinators have been hired in most of our state operations to initiate contact with new brokers as well as develop relationships with our current brokers. These coordinators will be assisted by a team of certified case managers whose purpose will be to coordinate the enrollments created by our Broker Development Coordinators.
U.S. Economy
     Operating in the U.S. economy was a challenge in 2008. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates, and the recent stock market turmoil has added to consumer unease. In addition, Hurricane Ike severely disrupted sales activities in Texas, our largest state in terms of new sales. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. Consumers’ underlying need for our U.S. product line has not changed, and we believe that the United States remains a sizeable and attractive market.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities.

	2008	2007	2006

New money yield	7.60%	6.44%	6.44%
Return on average invested assets, net of investment expenses	6.77	6.79	6.86

     The increase in the U.S. new money yield reflects widening credit spreads globally. At December 31, 2008, the portfolio yield on Aflac’s U.S. portfolio was 7.10%, compared with 7.00% a year ago. During the second quarter of 2008, we purchased $200 million of variable interest rate CDOs that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table.
     The overall credit quality of Aflac U.S. investments remained high. Based on amortized cost, 98.4% of our holdings were rated investment grade at the end of 2008, and only 1.6% were rated below investment grade.
     See Note 3 of the Notes to the Consolidated Financial Statements and the Credit Risk section of this MD&A for additional information.
OTHER OPERATIONS
     Corporate operating expenses consist primarily of personnel compensation, benefits and facilities expenses. Corporate expenses, excluding investment income, were $61 million in 2008, $56 million in 2007 and $57 million in 2006. Investment income included in reported corporate expenses was $20 million in 2008, $31 million in 2007 and $16 million in 2006.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
     The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2008, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2007.
Foreign Exchange Effected Balance Sheet Items

	As	Exchange	Net of
(In millions)	Reported	Effect	Exchange Effect

Yen/dollar exchange rate*	91.03		114.15

Investments and cash	$68,550	$11,856	$56,694
Deferred policy acquisition costs	8,237	1,143	7,094
Total assets	79,331	13,312	66,020
Policy liabilities	66,219	12,044	54,174
Total liabilities	72,692	13,180	59,512

*	The exchange rate at December 31, 2008, was 91.03 yen to one dollar, or 25.4% stronger than the December 31, 2007, exchange rate of 114.15.
Market Risks of Financial Instruments
     Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders’ equity. We seek to achieve this objective through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports. Aflac invests primarily within the fixed income debt and perpetual securities markets.

     The following table details investment securities by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2008	2007	2008		2007

Securities available for sale, at fair value:
Fixed maturities	$29,140	$23,532	$5,772	*	$6,874	*
Perpetual securities	7,843	3,758	204		331
Equity securities	27	28	—		—

Total available for sale	37,010	27,318	5,976		7,205

Securities held to maturity, at amortized cost:
Fixed maturities	24,236	16,799	200		20
Perpetual securities	—	3,985	—		—

Total held to maturity	24,236	20,784	200		20

Total investment securities	$61,246	$48,102	$6,176		$7,225

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $100 in 2008 and $105 in 2007.
     During the third quarter of 2008, we reclassified our held-to-maturity perpetual securities to available for sale. These securities have characteristics of both debt and equity investments. Since first purchasing these securities in the early 1990’s, we have accounted for and reported perpetual securities as both available-for-sale and held-to-maturity securities. However, in light of the recent unprecedented volatility in the debt and equity markets, we have concluded that all of our perpetual securities should be classified as available for sale. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements and the Realized Investment Gains and Losses section of this MD&A for additional information.
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
     Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk and credit risk.
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
     On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities, by the Parent Company’s issuance of yen-denominated debt and by the use of cross-currency swaps (for additional information, see the discussion under Hedging Activities as follows in this section of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2008	2007

Aflac Japan yen-denominated net assets	$2,528	$2,415
Parent Company yen-denominated net liabilities	(1,876)	(1,496)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$652	$919

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

(In millions)	December 31, 2008				December 31, 2007

Yen/dollar exchange rates	76.03	91.03	*	106.03	99.15	114.15	*	129.15

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$31,145	$26,013		$22,333	$23,190	$20,143		$17,803
Perpetual securities	9,343	7,804		6,700	4,211	3,658		3,233
Equity securities	26	22		19	32	28		25
Securities held to maturity:
Fixed maturities	29,018	24,236		20,808	19,341	16,799		14,848
Perpetual securities	—	—		—	4,588	3,985		3,522
Cash and cash equivalents	456	381		327	369	321		284
Other financial instruments	97	80		69	60	52		46

Subtotal	70,085	58,536		50,256	51,791	44,986		39,761

Liabilities:
Notes payable	1,522	1,271		1,091	1,169	1,015		898
Cross-currency swaps	731	610		524	560	487		430
Japanese policyholder protection corporation	192	161		138	174	151		133

Subtotal	2,445	2,042		1,753	1,903	1,653		1,461

Net yen-denominated financial instruments	67,640	56,494		48,503	49,888	43,333		38,300
Other yen-denominated assets	8,605	7,187		6,170	6,310	5,480		4,844
Other yen-denominated liabilities	75,465	63,029		54,113	55,140	47,894		42,331

Consolidated yen-denominated net assets subject to foreign currency fluctuation	$780	$652		$560	$1,058	$919		$813

*	Actual period-end exchange rate
     We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the repatriation may be used to service Aflac Incorporated’s yen-denominated notes payable with the remainder converted into dollars.
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We use a modified duration analysis modeling approach, which measures price percentage volatility, to estimate the sensitivity of the fair values of our investments to interest rate changes on the debt and perpetual securities we own. For example, if the current duration of a debt security or perpetual security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security or perpetual security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant. We believe a principal cause of the increase in gross unrealized losses on securities available for sale is the effect of widening credit spreads on Aflac Japan’s long-duration invested assets.
     The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own, notes payable, cross-currency and interest-rate swaps and our obligation to the Japanese policyholder protection corporation as of December 31 follows:
Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2008		2007
		+100		+100
	Fair	Basis	Fair	Basis
(In millions)	Value	Points	Value	Points

Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$49,047	$43,556	$36,314	$32,151
Dollar-denominated	9,048	8,246	10,388	9,505
Perpetual securities:
Yen-denominated	7,804	7,103	7,598	6,889
Dollar-denominated	244	225	431	395

Total debt and perpetual securities	$66,143	$59,130	$54,731	$48,940

Notes payable*	$1,713	$1,530	$1,452	$1,415

Cross-currency and interest-rate swap liabilities	$158	$151	$35	$27

Japanese policyholder protection corporation	$161	$161	$151	$151

*	Excludes capitalized lease obligations
     There are various factors that affect the fair value of our investment in debt and perpetual securities. Included in those factors are changes in the prevailing interest rate environment. Changes in the interest rate environment directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt and perpetual securities while increases in market yields generally have a negative impact on the fair value of our debt and perpetual securities. However, we do not expect to realize a majority of any unrealized gains or losses because we have the intent and ability to hold such securities until a recovery of value, which may be maturity. For additional information on unrealized losses on debt and perpetual securities, see Note 3 of the Notes to the Consolidated Financial Statements.

     We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2008	2007

Yen-denominated debt securities	12	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

     The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2008		2007		2006
	U.S.	Japan*	U.S.	Japan*	U.S.	Japan*

Policies issued during year:
Required interest on policy reserves	5.50%	2.74%	5.50%	2.74%	5.50%	2.77%
New money yield on investments	7.56	3.27	6.40	3.11	6.40	3.12
Policies in force during year:
Required interest on policy reserves	6.12	4.55	6.20	4.63	6.28	4.71
Return on average invested assets	6.77	3.82	6.79	3.83	6.86	3.88

*	Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuities, and dollar-denominated investments and related investment income
     We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary.
     Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.61%. These securities total $2.0 billion at amortized cost and have an average yield of 5.74%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in the mix of business and favorable experience from mortality, morbidity and expenses.
     We have entered into interest-rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to mitigate our exposure to interest rate risk. For further information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements.

Credit Risk
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
     The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	2008		2007

(In millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total

Senior notes	$51,091	73.5%	$38,483	70.6%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,777	11.2	6,277	11.5
Upper Tier II	340	.5	296	.6
Tier I*	750	1.1	582	1.0
Surplus Notes	374	.5	375	.7
Trust Preferred — Non-banks	86	.1	154	.3
Other Subordinated — Non-banks	52	.1	52	.1

Total fixed maturities	9,379	13.5	7,736	14.2

Perpetual securities (economic maturity date):
Upper Tier II	6,532	9.4	5,812	10.7
Tier I	2,542	3.6	2,439	4.5

Total perpetual securities	9,074	13.0	8,251	15.2

Total	$69,544	100.0%	$54,470	100.0%

*	Includes Trust Preferred securities
     The majority, or 73.5%, of our total investments in debt and perpetual securities was senior debt, as of December 31, 2008, as shown in the table above. We maintained investments in subordinated financial instruments, that comprised 26.5% of our total investments in debt and perpetual securities at December 31, 2008. These investments primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity. Perpetual securities comprise 95% and 77% of our total Upper Tier II and Tier I investments, respectively as of December 31, 2008.

     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
Government and guaranteed	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

	2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,438	$621	$36	$9,023
Mortgage- and asset-backed securities	272	6	—	278
Public utilities	1,741	162	31	1,872
Sovereign and supranational	751	54	31	774
Banks/financial institutions	3,814	228	112	3,930
Other corporate	4,406	131	271	4,266

Total yen-denominated	19,422	1,202	481	20,143

Dollar-denominated:
Government	376	7	1	382
Municipalities	128	3	5	126
Mortgage- and asset-backed securities	502	6	14	494
Collateralized debt obligations	92	—	16	76
Public utilities	1,007	73	13	1,067
Sovereign and supranational	424	80	2	502
Banks/financial institutions	3,157	165	106	3,216
Other corporate	4,291	302	88	4,505

Total dollar-denominated	9,977	636	245	10,368

Total fixed maturities	29,399	1,838	726	30,511

Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,549	123	253	3,419
Other Corporate	263	—	18	245
Dollar-denominated:
Banks/financial institutions	455	8	38	425

Total perpetual securities	4,267	131	309	4,089

Equity securities	21	8	1	28

Total securities available for sale	$33,687	$1,977	$1,036	$34,628

	2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Government	$175	$—	$1	$174
Mortgage- and asset-backed securities	43	—	—	43
Collateralized debt obligations	403	—	79	324
Public utilities	1,937	18	66	1,889
Sovereign and supranational	3,069	78	69	3,078
Banks/financial institutions	8,976	85	644	8,417
Other corporate	2,196	92	42	2,246

Total yen-denominated	16,799	273	901	16,171

Dollar-denominated:
Government	20	—	—	20

Total dollar-denominated	20	—	—	20

Total fixed maturities	16,819	273	901	16,191

Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,985	135	186	3,934

Total perpetual securities	3,985	135	186	3,934

Total securities held to maturity	$20,804	$408	$1,087	$20,125

     The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4 of the Notes to the Consolidated Financial Statements.
     Our investment discipline begins with a top-down approach for each investment opportunity we consider. Consistent with that approach, we first approve each country in which we invest. In our approach to sovereign analysis, we consider the political, legal and financial context of the sovereign entity in which an issuer is domiciled and operates. Next we approve the issuer’s industry sector, including such factors as the stability of results and the importance of the sector to the overall economy. Specific credit names within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses. Structures in which we invest are chosen for specific portfolio management purposes, including asset/liability management, portfolio diversification and net investment income.
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the banks and financial institutions sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at December 31, 2008, based on amortized cost, was: Europe (48%); United States (20%); United Kingdom (9%); and Japan (9%).
     Our total investments in the banks and financial institutions sector, including those classified as perpetual securities, as of December 31 were as follows:

	2008		2007
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Debt securities:
Amortized Cost	$19,868	28%	$15,948	29%
Fair Value	17,793	27	15,563	28

Perpetual securities:
Upper Tier II:
Amortized Cost	$6,238	9%	$5,549	10%
Fair Value	5,960	9	5,732	11
Tier I:
Amortized Cost	2,542	4	2,439	5%
Fair Value	1,780	3	2,047	4

Total:
Amortized cost	$28,648	41%	$23,936	44%
Fair value	25,533	39	23,342	43

     Our 30 largest global investment exposures as of December 31, 2008, were as follows:

		Percent of
		Total Debt
	Amortized	and Perpetual	Moody’s	S&P	Fitch
(In millions)	Cost	Securities	Rating	Rating	Rating

Government of Japan*	$10,604	15.3%	Aa3	AA	—
Israel Electric Corp Ltd.	901	1.3	Baa2	BBB+	—
Republic of Tunisia	879	1.3	Baa2	BBB	BBB
HSBC Holdings PLC	856	1.2	Aa2	AA-	AA
HBOS PLC	686	1.0	Aa2	A+	AA
Republic of South Africa	674	1.0	Baa1	BBB+	BBB+
Takefuji Corp	616	.9	Baa1	BBB-	—
Kingdom of Belgium (includes Fortis)	583	.8	Aa1	AA+	AA+
Mizuho Financial Group Inc.	570	.8	—	A	A+
Unicredit SPA	558	.8	Aa3	A+	A+
Bank Austria Creditanstalt AG	—	—	Aa2	A+	A
Hypovereinsbank	—	—	A1	A+	A
Sumitomo Mitsui Financial Group Inc.	549	.8	—	A	A+
Commonwealth Bank of Australia	538	.8	Aa1	AA	AA
Dresdner Bank AG (An Allianz AG Member)	524	.8	Aa3	A	A+
Dexia SA	511	.7	—	—	AA-
Bank of Tokyo-Mitsubishi UFJ Ltd.	494	.7	Aa2	A+	A+
Erste Group Bank AG	471	.7	Aa3	A	A
Metlife Inc.	470	.7	A2	A	A
Mexico (United Mexican States)	455	.7	Baa1	BBB+	BBB+
Investcorp SA	451	.7	Baa3	BBB	BBB
Citigroup Inc.	444	.6	A2	A	A+
J.P. Morgan Chase & Co. (includes Bear Stearns)	442	.6	Aa2	A+	AA-
BMW AG	439	.6	A2	A	—
National Grid PLC	439	.6	Baa1	A-	BBB+
Telecom Italia SPA	439	.6	Baa2	BBB	BBB
Barclays Bank PLC	432	.6	Aa1	AA-	AA
Credit Suisse Group	422	.6	Aa2	A	AA-
Hutchison Whampoa Ltd. (CKI Holdings Ltd.)	421	.6	A3	A-	A-
Swedbank AB	410	.6	Aa3	A	A+
Unique Zurich Airport	406	.6	—	BBB+	—
Irish Life and Permanent PLC	406	.6	Aa3	A-	—

*	JGBs or JGB-backed securities
     As previously disclosed, we own long-dated debt instruments in support of the long-dated obligations they support. Included in our top 30 holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have, as a general rule, limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory basis with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this rule was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy. As a significant amount of these securities are yen-denominated, the size of the position was also magnified in dollar terms as the yen strengthened 25.4% relative to the U.S. dollar from the end of 2007 to the end of 2008.
     We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

     The following table details investment securities by type of issuance as of December 31.
Investment Securities by Type of Issuance

	2008		2007
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$19,292	$19,525	$15,986	$16,919
Perpetual securities	156	104	173	157
Equity securities	15	18	13	19

Total publicly issued	19,463	19,647	16,172	17,095

Privately issued securities:
Fixed maturities	41,178	38,571	30,232	29,783
Perpetual securities	8,918	7,943	8,079	7,866
Equity securities	9	9	8	9

Total privately issued	50,105	46,523	38,319	37,658

Total investment securities	$69,568	$66,170	$54,491	$54,753

     The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2008	2007

Privately issued securities as a percentage of total debt and perpetual securities	72.0%	70.3%

Privately issued securities held by Aflac Japan	$47,516	$35,973
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	68.3%	66.0%

Privately issued reverse-dual currency securities*	$14,678	$11,185
Reverse-dual currency securities* as a percentage of total privately issued securities	29.3%	29.2%

*	Principal payments in yen and interest payments in dollars
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
Composition of Purchases by Credit Rating

	2008	2007	2006

AAA	9.9%	18.4%	10.6%
AA	36.4	44.1	48.9
A	42.0	30.2	35.1
BBB	11.7	7.3	5.4

Total	100.0%	100.0%	100.0%

     The percentage increase of debt securities purchased in the BBB rated category during the year was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. The increased percentage of debt securities purchased in the AAA rated category in 2007 primarily reflects the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007. We did not purchase any perpetual securities during the periods presented in the table above.
     The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition by Credit Rating

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.7%	5.8%	6.3%	6.2%
AA	39.8	42.2	44.3	45.3
A	34.1	33.2	30.7	30.4
BBB	18.6	17.6	16.8	16.6
BB or lower	1.8	1.2	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, many downgrades occurred during 2008, causing a shift in composition by credit rating. The percentage of AA rated securities decreased primarily as a result of downgrades of certain banks and financial institutions investments and CDO investments. The percentage of A rated securities increased principally due to purchases and downgrades of higher rated securities. BBB rated securities increased primarily due to purchases and downgrades of higher rated securities.
     The fair value of our debt and perpetual security investments fluctuates based on changes in credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the credit environment and market liquidity globally. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Therefore, we consider such declines in fair value to be temporary even in situations where the specific decline of an investment’s fair value below its cost exceeds a year or more.

     We do not automatically recognize an impairment if a security’s amortized cost exceeds its fair value. Instead, we consistently apply our impairment policy to determine if an impairment charge is warranted. Once we designate a debt security as below investment grade, our investment management intensifies its monitoring of the issuer. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value of the debt security, if any, is other than temporary. Investment management then reviews the issue based on our debt impairment policy, which includes, but is not limited to, an evaluation of our ability and intent to hold the investment until a full recovery of fair value, which may be maturity, to determine if the investment should be impaired and/or liquidated. For securities evaluated under an equity impairment model, investment management reviews the length of time of the decline in fair value below cost or amortized cost and the severity of the decline to determine if the investment should be impaired and/or liquidated.
     In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value, which is normally its fair value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances. These factors include more significantly:
•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory and legislative environment

•	other factors as may become available from time to time
     Another factor we consider in determining whether an impairment is other than temporary is our ability and intent to hold the investment until a recovery of its fair value. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model, which is used for statutory accounting and, subject to certain exceptions, GAAP focuses on the ultimate collection of the cash flows from our investment as well as our ability and intent to hold the security until a recovery of value, which may be maturity. However, under GAAP a limited number of our investments are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model considers the same factors as our debt model but puts a primary focus on the severity of a security’s decline in fair value coupled with the length of time the security’s value has been impaired.
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
     Debt and perpetual securities classified as below investment grade at December 31, 2008 and 2007 were all reported as available for sale and carried at fair value. The below-investment-grade securities at December 31 were as follows:
Below-Investment-Grade Securities

	2008			2007
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Ford Motor Credit	$329	$329	$143	$263	$263	$215
Ahold	*	*	*	310	311	272
CSAV	264	264	157	210	210	143
BAWAG***	154	133	88	123	123	90
IKB Deutsche Industriebank	143	143	47	*	*	*
Beryl Finance Limited 2008-7****	110	110	116	*	*	*
Ford Motor Company	111	57	31	111	122	93
Glitnir Bank HF	95 (1)	—	—	*	*	*
Beryl Finance Limited 2007-14****	82	53	53	*	*	*
Beryl Finance Limited 2006-15****	55	43	43	*	*	*
Beryl Finance Limited 2007-5****	55	44	44	*	*	*
Morgan Stanley Aces 2007-21****	55	3	3	*	*	*
Landsbanki Islands HF	55	—	—	*	*	*
Rinker Materials Corp	43	42	23	*	*	*
Morgan Stanley Aces 2007-19****	30	4	4	*	*	*
Kaupthing Bank***	30	—	—	*	*	*
Sprint Capital	22	24	16	*	*	*
Academica Charter Schools Finance LLC	22	24	17	*	*	*
International Securities Trading Corp.	18	—	—	20	—	—
Tiers Georgia****	11	1	1	*	*	*
Patrick Family Housing (Patrick AFB)	**	**	**	4	1	1
Aloha Utilities Inc.	**	**	**	2	2	1

Total	$1,684	$1,274	$786	$1,043	$1,032	$815

*	Investment grade at respective reporting date

**	Sold during 2008

***	Perpetual security

****	CDO security

(1)	Includes $55 million for a perpetual security

     Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of December 31, 2008, none of our perpetual securities or CDOs were split rated. Split-rated debt securities as of December 31, 2008, were as follows:
Split-Rated Securities*

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Signum (Ahold)	$352	Baa3	BB+	BBB-	Investment Grade
UPM-Kymmene	339	Baa3	BBB-	BB+	Investment Grade
Kommunalkredit Austria AG	110	A2	N/A	CCC+	Investment Grade
Rinker Materials Corp.	42	Ba3	BBB-	BB+	Below Investment Grade
MEAD Corp.	36	Ba1	BBB	N/A	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
American General Capital II	19	Baa1	B	A-	Investment Grade
RFMSI 2007-S6 2A4**	24	Ba1	AAA	AAA	Investment Grade
MBIA INC	17	Ba1	A-	N/A	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB+	Investment Grade
Ahold Finance USA Inc.	15	Baa3	BB+	BBB-	Investment Grade
Union Carbide Corp.	15	Ba2	BBB-	BBB	Investment Grade
RAST 2005-A10 A5**	10	N/A	AAA	BB	Investment Grade
Bell Canada	9	Baa1	BB+	BB-	Investment Grade
WFMBS 2007-8 1A4**	5	Ba3	AAA	AAA	Investment Grade
LMT 2006-3 1A5**	4	Aa2	A	CCC	Investment Grade
WFMBS 2007-10 1A7**	4	Ba2	N/A	AAA	Investment Grade

*	Split-rated securities represented 1.5% of total debt and perpetual securities at amortized cost at December 31, 2008.

**	Collateralized mortgage obligations

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2008.

			Percent
	Total	Total	of Total	Gross	Gross
	Amortized	Fair	Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$43,834	$42,273	63.9%	$2,038	$3,599
Below-investment-grade securities	1,274	786	1.2	6	494
Held-to-maturity securities:
Investment-grade securities	24,436	23,084	34.9	571	1,923

Total	$69,544	$66,143	100.0%	$2,615	$6,016

     The following table presents an aging of securities in an unrealized loss position as of December 31, 2008.
Aging of Unrealized Losses

					Six Months
	Total	Total	Less than Six Months		to 12 Months		12 Months or Greater
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$20,620	$3,599	$3,554	$356	$2,977	$618	$14,089	$2,625
Below-investment-grade securities	1,016	494	99	45	—	—	917	449
Held-to-maturity securities:
Investment-grade securities	14,009	1,923	1,551	157	934	233	11,524	1,533

Total	$35,645	$6,016	$5,204	$558	$3,911	$851	$26,530	$4,607

     The following table presents a distribution of unrealized losses by magnitude as of December 31, 2008.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$20,620	$3,599	$13,197	$1,150	$6,729	$2,029	$694	$420
Below-investment-grade securities	1,016	494	—	—	543	211	473	283
Held-to-maturity securities:
Investment-grade securities	14,009	1,923	12,133	966	951	290	925	667

Total	$35,645	$6,016	$25,330	$2,116	$8,223	$2,530	$2,092	$1,370

     The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2008.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

SLM Corp.	BBB	$361	$125	$236
Ford Motor Credit	CCC	329	143	186
Takefuji	BBB	617	444	173
Unicredito Italiano	A	558	405	153
Morgan Stanley Aces 2008-6*	BBB	200	50	150
Sultanate of Oman	A	384	260	124
UPM-Kymmene	BBB	339	222	117
Banco Espirito Santo	A	330	220	110
CSAV	BB	264	157	107
Nordea Bank	AA	393	287	106

*	CDO security
     Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, we recognized the following impairment charges in each of the years ended December 31:

(In millions)	2008	2007	2006

Debt securities	$373	$22	$—
Perpetual securities	379	—	—
Equity securities	1	1	1

Total	$753	$23	$1

     Gross realized pretax investment losses on debt and perpetual securities, as a result of sales and impairment charges, were as follows for the year ended December 31, 2008:
Gross Realized Losses on Debt and Perpetual Securities

				Total
	Sales			Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, Less than six months	$258	$50	$—	$50
Six months to 12 months	67	38	15	53
Over 12 months	79	186	358	544
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	90	1	29	30
Six months to 12 months	—	—	40	40
Over 12 months	1	—	310	310

Total	$495	$275	$752	$1,027

     See Notes 1 and 3 of the Notes to the Consolidated Financial Statements and the Realized Investment Gains and Losses section of this MD&A for additional information.
Investment Valuation and Cash
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
     For securities categorized as Level 2, we determine the fair value using three techniques, depending on the source and availability of market inputs. Of these securities, approximately 36% are valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

     The fair value of approximately 59% of our Level 2 securities is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active markets or, in the alternative, are quoted by our custodian. For the remaining Level 2 securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our securities classified as Level 3 is estimated by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable.
     As a result of the continued contraction of observable valuation inputs, we transferred investments totaling $2.7 billion into Level 3 during the fourth quarter of 2008. Included in these transfers were our below-investment-grade investments, callable reverse-dual currency (RDC) investments and certain of our private placement securities. Transfers into Level 3 prior to the fourth quarter totaled $245 million and consisted of various other hard-to-value investment securities.
     The significant valuation inputs that are used in the valuation process for the below-investment-grade, callable RDC and private placement investments classified as Level 3 include forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, certain probability assumptions, and call option data.
     Some of these securities require the calculation of a theoretical forward exchange rate which is developed by using yen swap rates, U.S. dollar swap rates, interest rate volatilities, and spot exchange rates. The forward exchange rate is then used to convert all future dollar cash flows of the bond, where applicable, into yen cash flows. Additionally, credit spreads for the individual issuers are key valuation inputs for these securities. Finally, in pricing securities with a call option, the assumptions regarding interest rates in the U.S. and Japan are considered to be significant valuation inputs. Collectively, these valuation inputs, are used to estimate the fair values of these securities at each reporting date.
     In obtaining the above valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are becoming increasingly more difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities and, consequently, causes more volatility in their estimated fair values.
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values from each of the sources described above for consistency from month to month and based on current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of December 31, 2008.
     Cash, cash equivalents and short-term investments totaled $.9 billion, or 1.4% of total investments and cash, as of December 31, 2008, compared with $1.6 billion, or 2.7%, at December 31, 2007. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2008	2007	% Change

Aflac Japan	$5,644	$4,269	32.2	%*
Aflac U.S.	2,593	2,385	8.7

Total	$8,237	$6,654	23.8%

*	Aflac Japan’s deferred policy acquisition costs increased 5.4% in yen during the year ended December 31, 2008.
     The increase in deferred policy acquisition costs was primarily driven by total new annualized premium sales and the strengthening of the yen against the U.S. dollar.

Policy Liabilities
     The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2008	2007	% Change

Aflac Japan	$59,466	$44,694	33.1	%*
Aflac U.S.	6,750	5,979	12.9
Other	3	3	—

Total	$66,219	$50,676	30.7%

*	Aflac Japan’s policy liabilities increased 6.1% in yen during the year ended December 31, 2008.
     The increase in total policy liabilities is the result of the growth and aging of our in-force business and the strengthening of the yen against the U.S. dollar.
Notes Payable
     Notes payable totaled $1.7 billion at December 31, 2008, compared with $1.5 billion at December 31, 2007. Except for our senior notes, our debt is primarily yen-denominated. The increase in notes payable is due to the strengthening of the yen against the U.S. dollar. There were no new borrowings or loan repayments in 2008. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 18.0% as of December 31, 2008, compared with 15.6% a year ago. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.
Benefit Plans
     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 12 of the Notes to the Consolidated Financial Statements.
Policyholder Protection Corporation
     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. On December 12, 2008, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2012.
     On October 10, 2008, a small life insurance company, Yamato Life Insurance filed for bankruptcy. The bankruptcy may result in additional assessments to the industry. Although the likelihood and timing of any future assessments cannot be determined at this time, we believe the bankruptcy will not have a material adverse effect on our financial position or results of operations.
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-

denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. At December 31, 2008, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 59.6 billion yen, compared with 105.2 billion yen at December 31, 2007. The decrease in our yen-denominated net asset position resulted from the continuing decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     We have interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three-year period ended December 31, 2008; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
     As of December 31, 2008, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following presents the amounts provided for the years ended December 31:
Liquidity Provided by Aflac to Parent Company

(In millions)	2008	2007	2006

Dividends declared or paid by Aflac	$1,062	$1,362	$665
Management fees paid by Aflac	71	80	68

     The primary uses of cash by the Parent Company were shareholder dividends, the repurchase of its common shares and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities section of this MD&A.
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

     The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2008. We translated our yen-denominated obligations using the December 31, 2008, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.
Distribution of Payments by Period

				Less
	Total		Total	Than	One to	Four to	After
(In millions)	Liability*		Payments	One Year	Three Years	Five Years	Five Years

Future policy benefits liability	$59,310		$283,242	$8,808	$17,103	$16,724	$240,607
Unpaid policy claims liability	3,118		3,118	2,318	422	188	190
Long-term debt - principal	1,713		1,713	450	824	329	110
Long-term debt - interest	6		64	21	29	7	7
Policyholder protection corporation	161		161	31	69	61	—
Operating service agreements	N/A	**	674	127	223	174	150
Operating lease obligations	N/A	**	173	63	45	24	41
Capitalized lease obligations	8		8	3	4	1	—
Marketing commitments	N/A	**	84	26	58	—	—

Total contractual obligations	$64,316		$289,237	$11,847	$18,777	$17,508	$241,105

*	Liability amounts are those reported on the consolidated balance sheet as of December 31, 2008.

**	Not applicable

Liabilities for unrecognized tax benefits in the amount of $37 million have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
     The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2008. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $59.3 billion at December 31, 2008, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.
     The distribution of payments due in less than one year for long-term debt consists of $450 million for our senior notes that are due in April 2009. We plan to either refinance, subject to market conditions, or use existing cash to pay off the aforementioned senior notes. The cross-currency interest-rate swaps related to our senior notes will expire in April 2009 and as of December 31, 2008, would have required a payment of $155 million to the swap counterparties. See Notes 4 and 7 of the Notes to the Consolidated Financial Statements for more information.

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
Consolidated Cash Flows by Activity

(In millions)	2008	2007	2006

Operating activities	$4,965	$4,656	$4,397
Investing activities	(4,283)	(3,654)	(4,057)
Financing activities	(1,383)	(655)	(434)
Exchange effect on cash and cash equivalents	79	13	—

Net change in cash and cash equivalents	$(622)	$360	$(94)

Operating Activities
     The following table summarizes operating cash flows by source for the years ended December 31.
Net Cash Provided by Operating Activities

(In millions)	2008	2007	2006

Aflac Japan	$4,225	$3,573	$3,437
Aflac U.S. and other operations	740	1,083	960

Total	$4,965	$4,656	$4,397

     The increase in Aflac Japan operating cash flows during 2008 was due primarily to the strengthening of the yen against the U.S. dollar. The decrease in Aflac U.S. operating cash flows was due primarily to increased U.S. federal tax payments. Cash tax payments increased in 2008 because we have fully utilized our remaining tax credit carryforwards. Cash provided by operating activities was also reduced by the payout of lump-sum return-of-premium benefits to policyholders on a closed block of U.S. cancer insurance business. The majority of these benefit payouts began in 2008 and will conclude in 2012. We paid out $63 million in 2008, and we anticipate paying out an additional $360 million over the next four years.

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.
Net Cash Used by Investing Activities

(In millions)	2008	2007	2006

Aflac Japan	$(3,874)	$(3,231)	$(3,372)
Aflac U.S. and other operations	(409)	(423)	(685)

Total	$(4,283)	$(3,654)	$(4,057)

     The increase in Aflac Japan cash used by investing activities during 2008 was due primarily to the strengthening of the yen against the U.S. dollar.
     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 4% of the annual average investment portfolio of debt and perpetual securities available for sale during the years ended December 31, 2008 and 2007 and 7% during the year ended December 31, 2006. Dispositions before maturity in 2006 were impacted by the bond swaps we executed in the first half of 2006.
Financing Activities
     Consolidated cash used by financing activities was $1.4 billion in 2008, $655 million in 2007 and $434 million in 2006. In June 2007, we received $242 million in connection with the Parent Company’s issuance of yen-denominated Samurai notes, and we paid $242 million in connection with the maturity of the 2002 Samurai notes. In June 2006, the Parent Company paid $355 million in connection with the maturity of the 2001 Samurai notes. In September 2006, the Parent Company received $382 million from its issuance of yen-denominated Uridashi notes. Cash returned to shareholders through treasury stock purchases and dividends was $1.9 billion in 2008, compared with $979 million in 2007 and $728 million in 2006.
     In April 2009, our $450 million senior notes will mature. We plan to either refinance, subject to market conditions, or use existing cash to pay off the aforementioned senior notes.
     We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2008.

     The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2008	2007	2006

Treasury stock purchases	$1,490	$606	$470

Shares purchased:
Open market	23,201	11,073	10,265
Other	146	559	55

Total shares purchased	23,347	11,632	10,320

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2008	2007	2006

Stock issued from treasury	$32	$47	$42

Shares issued	2,001	2,723	2,783

     Under share repurchase authorizations from our board of directors, we purchased 23.2 million shares of our common stock in 2008, funded with internal capital.  The total 23.2 million shares comprised 12.5 million shares purchased through an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) and 10.7 million shares purchased through Goldman, Sachs & Co. (GS&Co.).
     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with Merrill Lynch. Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume-weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.
     On August 26, 2008, we entered into an agreement for a share repurchase program with GS&Co. Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co.
     As of December 31, 2008, a remaining balance of 32.4 million shares were available for purchase; 2.4 million shares are the remainder from a board authorization in 2006 and 30.0 million shares were authorized by the board of directors for purchase in January 2008. We do not plan to purchase any shares of our common stock during the first half of 2009; however, we will evaluate the market and our capital position to determine if we will purchase any shares in the second half of the year.

     Cash dividends paid in 2008 of $.96 per share increased 20.0% over 2007. The 2007 dividend paid of $.80 per share increased 45.5% over 2006. The following table presents the sources of dividends to shareholders for the years ended December 31.

(In millions)	2008	2007	2006

Dividends paid in cash	$434	$373	$258
Dividends declared but not paid	131	(91)	91
Dividends through issuance of treasury shares	20	19	15

Total dividends to shareholders	$585	$301	$364

     In October 2008, the board of directors declared the first quarter 2009 cash dividend of $.28 per share. The dividend is payable on March 2, 2009, to shareholders of record at the close of business on February 18, 2009.
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
     The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was 476.5% as of December 31, 2008. Our RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2008, our total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by $742 million and $1.2 billion, respectively. We consider these amounts to be excess capital. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters.
     In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of December 31, 2008, Aflac Japan’s solvency margin ratio was 880.5%, which significantly exceeds regulatory minimums.

     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the years ended December 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2008	2007	2006

Aflac Japan management fees paid to Parent Company	$26	$32	$25
Expenses allocated to Aflac Japan	36	33	32
Aflac Japan profit remittances to Aflac U.S. in dollars	598	567	442

Aflac Japan profit remittances to Aflac U.S. in yen	64.1	67.8	50.0

     For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements.
Rating Agencies
     Aflac is rated AA by Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best rates Aflac as A+ (Superior) for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A+ by Fitch Ratings and A2 by Moody’s.
     As of December 31, 2008, Standard & Poor’s (S&P) rated Aflac AA for financial strength and rated Aflac Incorporated’s debt as A. In January 2009, S&P lowered each of these ratings one notch to AA- and A-, respectively, due to their concerns about the continued deterioration in global financial markets and our investment exposure to global financial institutions. Additionally, S&P, Moody’s, Fitch and A.M. Best have changed Aflac’s credit outlook to negative from stable.
Other
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
     KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The shareholders and board of directors of Aflac Incorporated:
We have audited Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.
Atlanta, Georgia
February 19, 2009

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Atlanta, Georgia
February 19, 2009

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2008	2007	2006

Revenues:
Premiums, principally supplemental health insurance	$14,947	$12,973	$12,314
Net investment income	2,578	2,333	2,171
Realized investment gains (losses)	(1,007)	28	79
Other income	36	59	52

Total revenues	16,554	15,393	14,616

Benefits and expenses:
Benefits and claims	10,499	9,285	9,016
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	775	640	574
Insurance commissions	1,460	1,331	1,303
Insurance expenses	1,743	1,491	1,337
Interest expense	29	27	19
Other operating expenses	134	120	103

Total acquisition and operating expenses	4,141	3,609	3,336

Total benefits and expenses	14,640	12,894	12,352

Earnings before income taxes	1,914	2,499	2,264

Income tax expense:
Current	636	548	419
Deferred	24	317	362

Total income taxes	660	865	781

Net earnings	$1,254	$1,634	$1,483

Net earnings per share:
Basic	$2.65	$3.35	$2.99
Diluted	2.62	3.31	2.95

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	473,405	487,869	495,614
Diluted	478,815	493,971	501,827

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2008	2007

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $36,034 in 2008 and $29,399 in 2007)	$35,012	$30,511
Perpetual securities (amortized cost $9,074 in 2008 and $4,267 in 2007)	8,047	4,089
Equity securities (cost $24 in 2008 and $21 in 2007)	27	28
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $23,084 in 2008 and $16,191 in 2007)	24,436	16,819
Perpetual securities (fair value $3,934 in 2007)	—	3,985
Other investments	87	61
Cash and cash equivalents	941	1,563

Total investments and cash	68,550	57,056
Receivables, primarily premiums	920	732
Accrued investment income	650	561
Deferred policy acquisition costs	8,237	6,654
Property and equipment, at cost less accumulated depreciation	597	496
Other	377	306

Total assets	$79,331	$65,805

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2008	2007

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$59,310	$45,675
Unpaid policy claims	3,118	2,455
Unearned premiums	874	693
Other policyholders’ funds	2,917	1,853

Total policy liabilities	66,219	50,676
Notes payable	1,721	1,465
Income taxes	1,201	2,531
Payables for return of cash collateral on loaned securities	1,733	808
Other	1,818	1,530
Commitments and contingent liabilities (Note 13)

Total liabilities	72,692	57,010

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2008 and 1,000,000 shares in 2007; issued 660,035 shares in 2008 and 658,604 shares in 2007	66	66
Additional paid-in capital	1,184	1,054
Retained earnings	11,306	10,637
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	750	129
Unrealized gains (losses) on investment securities	(1,211)	874
Pension liability adjustment	(121)	(69)
Treasury stock, at average cost	(5,335)	(3,896)

Total shareholders’ equity	6,639	8,795

Total liabilities and shareholders’ equity	$79,331	$65,805

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2008	2007	2006

Common stock:
Balance, beginning of year	$66	$66	$65
Exercise of stock options	—	—	1

Balance, end of year	66	66	66

Additional paid-in capital:
Balance, beginning of year	1,054	895	791
Exercise of stock options, including income tax benefits	44	74	32
Share-based compensation	40	39	34
Gain on treasury stock reissued	46	46	38

Balance, end of year	1,184	1,054	895

Retained earnings:
Balance, beginning of year	10,637	9,304	8,048
Cumulative effect of change — adoption of SAB 108	—	—	139
Cumulative effect of change in accounting principle	—	—	(2)
Net earnings	1,254	1,634	1,483
Dividends to shareholders ($1.24 per share in 2008, $.615 per share in 2007, and $.735 per share in 2006)	(585)	(301)	(364)

Balance, end of year	11,306	10,637	9,304

Accumulated other comprehensive income:
Balance, beginning of year	934	1,426	1,957
Change in unrealized foreign currency translation gains (losses) during year, net of income taxes	621	75	(23)
Change in unrealized gains (losses) on investment securities during year, net of income taxes	(2,085)	(576)	(467)
Pension liability adjustment during year, net of income taxes	(52)	9	3
Adoption of SFAS 158, net of income taxes	—	—	(44)

Balance, end of year	(582)	934	1,426

Treasury stock:
Balance, beginning of year	(3,896)	(3,350)	(2,934)
Purchases of treasury stock	(1,490)	(606)	(470)
Cost of shares issued	51	60	54

Balance, end of year	(5,335)	(3,896)	(3,350)

Total shareholders’ equity	$6,639	$8,795	$8,341

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2008	2007	2006

Cash flows from operating activities:
Net earnings	$1,254	$1,634	$1,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(10)	(176)	(41)
Increase in deferred policy acquisition costs	(462)	(454)	(474)
Increase in policy liabilities	3,235	3,194	3,304
Change in income tax liabilities	(271)	421	180
Realized investment (gains) losses	1,007	(28)	(79)
Other, net	212	65	24

Net cash provided by operating activities	4,965	4,656	4,397

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	897	1,261	2,358
Fixed maturities matured or called	1,496	1,552	553
Perpetual securities sold	484	194	1
Equity securities sold	—	—	57
Securities held to maturity:
Fixed maturities matured or called	247	45	172
Perpetual securities matured or called	—	140	—
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(4,042)	(3,848)	(4,402)
Securities held to maturity:
Fixed maturities	(3,973)	(2,920)	(2,963)
Cash received as collateral on loaned securities, net	670	(23)	193
Additions to property and equipment, net	(49)	(46)	(23)
Other, net	(13)	(9)	(3)

Net cash used by investing activities	$(4,283)	$(3,654)	$(4,057)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Years Ended December 31,

(In millions)	2008	2007	2006

Cash flows from financing activities:
Purchases of treasury stock	$(1,490)	$(606)	$(470)
Proceeds from borrowings	—	242	382
Principal payments under debt obligations	(5)	(247)	(377)
Dividends paid to shareholders	(434)	(373)	(258)
Change in investment-type contracts, net	471	210	217
Treasury stock reissued	32	47	42
Other, net	43	72	30

Net cash used by financing activities	(1,383)	(655)	(434)

Effect of exchange rate changes on cash and cash equivalents	79	13	—

Net change in cash and cash equivalents	(622)	360	(94)
Cash and cash equivalents, beginning of year	1,563	1,203	1,297

Cash and cash equivalents, end of year	$941	$1,563	$1,203

Supplemental disclosures of cash flow information — See Note 14

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In millions)	2008	2007	2006

Net earnings	$1,254	$1,634	$1,483

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year	164	(8)	(12)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during year	(4,078)	(848)	(642)
Reclassification adjustment for realized (gains) losses included in net earnings	926	(28)	(79)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during year	(2)	(1)	—
Pension liability adjustment during year	(81)	14	5

Total other comprehensive income (loss) before income taxes	(3,071)	(871)	(728)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,555)	(379)	(241)

Other comprehensive income (loss), net of income taxes	(1,516)	(492)	(487)

Total comprehensive income (loss)	$(262)	$1,142	$996

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 72% of the Company’s total revenues in 2008, 71% in 2007 and 72% in 2006, and 87% and 82% of total assets at December 31, 2008 and 2007, respectively.
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
     Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2008.
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
     Investments: Our debt securities consist of fixed-maturity securities, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that we have the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other fixed-maturity debt securities, our perpetual securities and our equity securities are classified as available for sale and are carried at fair value. If the fair value is higher than the amortized cost for debt and perpetual securities, or the purchase cost for equity securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss.
     The net unrealized gains and losses on securities available for sale, plus the unamortized unrealized gains and losses on debt securities transferred to the held-to-maturity portfolio, less related deferred income taxes, are recorded through other comprehensive income and included in accumulated other comprehensive income.
     Amortized cost of debt and perpetual securities is based on our purchase price adjusted for accrual of discount, or amortization of premium. The amortized cost of debt and perpetual securities we purchase at a discount will equal the face or par value at maturity. Debt and perpetual securities that we purchase at a premium will have an amortized cost equal to face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.
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
     Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating the length of time and the extent to which amortized cost exceeds fair value and the financial condition, operations, credit and liquidity posture, and future prospects of the issuer, among other factors, in determining the potential recovery in fair value or principal. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analyses, management believes that a decline in fair value is other than temporary, we adjust the amortized cost of the security to fair value and report a realized loss in the consolidated statements of earnings.
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
     Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2008, our only outstanding derivative contracts were interest-rate swaps related to our 20 billion yen variable interest rate Uridashi notes and cross-currency swaps related to our $450 million senior notes (see Notes 4 and 7).
     We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives for undertaking various hedge transactions. This process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.
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
     We have designated our interest-rate swaps as a hedge of the variability of the interest cash flows associated with the variable interest rate Uridashi notes. We include the fair value of the interest rate swaps in either other assets or other liabilities on the balance sheet. We report the changes in fair value of the interest-rate swaps in other comprehensive income as long as they are deemed effective. Should any portion of the swap be deemed ineffective, that value would be reported in other income in the consolidated statements of earnings.
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
     New Accounting Pronouncements: In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20. In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows. While Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due. This FSP brings the impairment model on beneficial interest held by a transferor in securitized financial assets, to be similar to the impairment model of SFAS 115. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs). The additional required disclosures related to asset transfers primarily focus on the transferor’s continuing involvement with transferred financial assets and the related risks retained. This FSP also requires additional disclosures that focus on a company’s involvement with VIEs and its judgments about the accounting for them. In addition, the FSP requires certain nontransferor public enterprises to disclose details about QSPEs with which they are involved. We adopted the provisions of FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106” to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). This FSP provides additional guidance regarding the application of SFAS No. 157, “Fair Value Measurements,” in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued. We adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective as of November 15, 2008. The adoption of this standard did not have an effect on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. The majority of the provisions of this standard apply only to entities that elect the fair value option (FVO). The FVO may be applied to eligible items on an instrument-by-instrument basis; is irrevocable unless a new election date occurs; and may only be applied to an entire financial instrument, and not portions thereof. This standard requires a business enterprise to report unrealized gains and losses on items for which the FVO has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted under limited circumstances. In connection with our adoption of SFAS 159 as of January 1, 2008, we did not elect the FVO for any of our financial assets and liabilities. Accordingly, the adoption of this standard did not have an impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). We adopted the recognition and measurement date provisions of this standard effective December 31, 2006. In the consolidated statements of shareholders’ equity for the year ended December 31, 2006, we included in 2006 other comprehensive income a cumulative transition adjustment, net of income taxes, of $44 million from the adoption of SFAS 158. This cumulative effect adjustment was properly included in the rollforward of accumulated other comprehensive income for the year, but it should not have been included in other comprehensive income for the year. Total comprehensive income for the year, not including the transition adjustment for SFAS 158, was $996 million. Management concluded that the transition adjustment was not material to the financial statements taken as a whole. We have adjusted other comprehensive income for the year ended December 31, 2006, to properly reflect the transition adjustment as a direct charge to accumulated other comprehensive income. The effect of recording the transition adjustment through other comprehensive income and the subsequent adjustment to reflect the amounts as a direct charge to accumulated other comprehensive income did not have any impact on the consolidated statements of earnings, the consolidated balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows for any periods presented.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data corroborated by independent sources while unobservable inputs reflect market assumptions that are not observable in an active market or are developed internally. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market.
     This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.
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
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of this SOP to previously issued financial statements is not permitted. We adopted the provisions of this statement effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan that were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by SOP 05-1 and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this statement increased net earnings in 2007 by $6 million, or $.01 per diluted share, and was insignificant to our financial position and results of operations.
     Securities and Exchange Commission (SEC) Guidance: On October 14, 2008, the SEC issued a letter to the FASB addressing recent questions raised by various interested parties regarding declines in the fair value of perpetual preferred securities, or so-called “hybrid securities,” which have both debt and equity characteristics and the assessment of those declines under existing accounting guidelines for other-than-temporary impairments. In its letter, the SEC recognized that hybrid securities are often structured in equity form but generally possess significant debt-like characteristics. The SEC also recognized that existing accounting guidance does not specifically address the impact, if any, of the debt-like characteristics of these hybrid securities on the assessment of other-than-temporary impairments.
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

     We maintain investments in subordinated financial instruments, or so-called “hybrid securities.” Within this class of investments, we own perpetual securities. These perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates of the securities. Although these securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date of the perpetual securities. Since first purchasing these securities in 1993, and until the third quarter of 2008, we accounted for and reported perpetual securities as debt securities and classified them as both available-for-sale and held-to-maturity securities.
     In light of the recent unprecedented volatility in the debt and equity markets, we concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We have also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after-tax) in 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008. Included in the $191 million other-than-temporary impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to the perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. In response to the SEC letter mentioned above regarding the appropriate impairment model for hybrid securities, we applied our debt security impairment model to our perpetual securities in the third and fourth quarters of 2008 and will continue with that approach pending further guidance from the SEC or the FASB.
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
     Recent accounting guidance not discussed above is not applicable to our business.
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

(In millions)	2008	2007	2006

Revenues:
Aflac Japan:
Earned premiums:
Cancer	$5,718	$4,937	$4,923
Other accident and health	3,547	2,928	2,755
Life insurance	1,409	1,172	1,084
Net investment income	2,053	1,801	1,688
Other income	15	27	25

Total Aflac Japan	12,742	10,865	10,475

Aflac U.S.:
Earned premiums:
Accident/disability	1,941	1,785	1,580
Cancer expense	1,197	1,114	1,041
Other health	958	885	801
Life insurance	176	152	130
Net investment income	505	500	465
Other income	10	10	10

Total Aflac U.S.	4,787	4,446	4,027

Other business segments	38	37	42

Total business segments	17,567	15,348	14,544
Realized investment gains (losses)	(1,007)	28	79
Corporate	85	116	87
Intercompany eliminations	(91)	(99)	(94)

Total revenues	$16,554	$15,393	$14,616

(In millions)	2008	2007	2006

Pretax earnings:
Aflac Japan	$2,250	$1,821	$1,652
Aflac U.S.	745	692	585
Other business segments	(1)	—	5

Total business segments	2,994	2,513	2,242
Interest expense, noninsurance operations	(26)	(21)	(17)
Corporate and eliminations	(42)	(25)	(40)

Pretax operating earnings	2,926	2,467	2,185
Realized investment gains (losses)	(1,007)	28	79
Impact from SFAS 133	(5)	4	—

Total earnings before income taxes	$1,914	$2,499	$2,264

Income taxes applicable to pretax operating earnings	$1,015	$854	$753
Effect of foreign currency translation on operating earnings	111	(11)	(39)

     Assets as of December 31 were as follows:

(In millions)	2008	2007

Assets:
Aflac Japan	$69,141	$54,153
Aflac U.S.	9,679	10,415
Other business segments	166	117

Total business segments	78,986	64,685
Corporate	8,716	10,364
Intercompany eliminations	(8,371)	(9,244)

Total assets	$79,331	$65,805

     Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2008	2007	2006

Statements of Earnings:
Weighted-average yen/dollar exchange rate	103.46	117.93	116.31
Yen percent strengthening (weakening)	14.0%	(1.4)%	(5.5)%
Exchange effect on net earnings (millions)	$55	$(10)	$(41)

	2008	2007

Balance Sheets:
Yen/dollar exchange rate at December 31	91.03	114.15
Yen percent strengthening (weakening)	25.4%	4.3%
Exchange effect on total assets (millions)	$13,312	$2,102
Exchange effect on total liabilities (millions)	13,180	2,063

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

(In millions)	2008	2007

Aflac Japan net assets	$5,944	$6,087
Aflac Japan dollar-denominated net assets	(3,416)	(3,672)

Aflac Japan yen-denominated net assets	2,528	2,415
Parent Company yen-denominated net liabilities	(1,876)	(1,496)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$652	$919

     Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 11 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2008	2007	2006

Management fees	$26	$32	$25
Allocated expenses	36	33	32
Profit repatriation	598	567	442

Total transfers from Aflac Japan	$660	$632	$499

     Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $161 million (14.6 billion yen) at December 31, 2008, compared with $151 million (17.2 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

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

(In millions)	2008	2007	2006

Property and equipment:
Land	$146	$120	$118
Buildings	505	403	379
Equipment	265	244	224

Total property and equipment	916	767	721
Less accumulated depreciation	319	271	263

Net property and equipment	$597	$496	$458

     Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2008, $527 million, or 57.3% of total receivables, were related to Aflac Japan’s operations, compared with $395 million, or 53.9%, at December 31, 2007.
3. INVESTMENTS
     The components of net investment income for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Fixed-maturity securities	$2,204	$1,936	$1,782
Perpetual securities	375	372	387
Equity securities and other	3	2	2
Short-term investments and cash equivalents	22	45	20

Gross investment income	2,604	2,355	2,191
Less investment expenses	26	22	20

Net investment income	$2,578	$2,333	$2,171

     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
Government and guaranteed	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

	2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Government and guaranteed	$8,438	$621	$36	$9,023
Mortgage- and asset-backed securities	272	6	—	278
Public utilities	1,741	162	31	1,872
Sovereign and supranational	751	54	31	774
Banks/financial institutions	3,814	228	112	3,930
Other corporate	4,406	131	271	4,266

Total yen-denominated	19,422	1,202	481	20,143

Dollar-denominated:
Government	376	7	1	382
Municipalities	128	3	5	126
Mortgage- and asset-backed securities	502	6	14	494
Collateralized debt obligations	92	—	16	76
Public utilities	1,007	73	13	1,067
Sovereign and supranational	424	80	2	502
Banks/financial institutions	3,157	165	106	3,216
Other corporate	4,291	302	88	4,505

Total dollar-denominated	9,977	636	245	10,368

Total fixed maturities	29,399	1,838	726	30,511

Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,549	123	253	3,419
Other Corporate	263	—	18	245
Dollar-denominated:
Banks/financial institutions	455	8	38	425

Total perpetual securities	4,267	131	309	4,089

Equity securities	21	8	1	28

Total securities available for sale	$33,687	$1,977	$1,036	$34,628

	2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Government	$175	$—	$1	$174
Mortgage- and asset-backed securities	43	—	—	43
Collateralized debt obligations	403	—	79	324
Public utilities	1,937	18	66	1,889
Sovereign and supranational	3,069	78	69	3,078
Banks/financial institutions	8,976	85	644	8,417
Other corporate	2,196	92	42	2,246

Total yen-denominated	16,799	273	901	16,171

Dollar-denominated:
Government	20	—	—	20

Total dollar-denominated	20	—	—	20

Total fixed maturities	16,819	273	901	16,191

Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,985	135	186	3,934

Total perpetual securities	3,985	135	186	3,934

Total securities held to maturity	$20,804	$408	$1,087	$20,125

     As more fully described under the heading “Securities and Exchange Commission (SEC) Guidance” in Note 1, we concluded, in light of the recent unprecedented volatility in the debt and equity markets in the third quarter of 2008 that all of our perpetual securities should be classified as available-for-sale securities. Accordingly, all of our perpetual security investments are classified as available for sale as of December 31, 2008.
     The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4.

     The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition by Credit Rating

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.7%	5.8%	6.3%	6.2%
AA	39.8	42.2	44.3	45.3
A	34.1	33.2	30.7	30.4
BBB	18.6	17.6	16.8	16.6
BB or lower	1.8	1.2	1.9	1.5

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, many downgrades occurred during 2008 to cause a shift in composition by credit rating. The percentage of AA rated securities decreased as a result of downgrades of banks and financial institutions investments and CDO investments. The percentage of A rated securities increased due to purchases and downgrades of higher rated securities. BBB rated securities increased due to purchases and downgrades of higher rated securities.
     Investment exposures, which individually exceeded 10% of shareholders’ equity as of December 31, were as follows:

	2008			2007
	Credit	Amortized	Fair	Credit	Amortized	Fair
(In millions)	Rating	Cost	Value	Rating	Cost	Value

Japan National Government	AA	$10,604	$11,533	AA	$8,000	$8,583
Israel Electric Corp.	BBB	902	902	*	*	*
Republic of Tunisia	BBB	880	909	*	*	*
HSBC Holdings PLC**	AA	856	860	*	*	*
HBOS PLC**	AA	686	611	*	*	*
Republic of South Africa	BBB	674	727	*	*	*

*	Less than 10% of shareholders’ equity at reporting date

**	For this issuer, we own more than one security with different ratings.

     The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	2008		2007
	Amortized	Percent of	Amortized	Percent of
(In millions)	Cost	Total	Cost	Total

Senior notes	$51,091	73.5%	$38,483	70.6%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,777	11.2	6,277	11.5
Upper Tier II	340	.5	296	.6
Tier *	750	1.1	582	1.0
Surplus Notes	374	.5	375	.7
Trust Preferred — Non-banks	86	.1	154	.3
Other Subordinated — Non-banks	52	.1	52	.1

Total fixed maturities	9,379	13.5	7,736	14.2

Perpetual securities (economic maturity date):
Upper Tier II	6,532	9.4	5,812	10.7
Tier I	2,542	3.6	2,439	4.5

Total perpetual securities	9,074	13.0	8,251	15.2

Total	$69,544	100.0%	$54,470	100.0%

*	Includes Trust Preferred securities
     The majority, or 73.5%, of our total investments in debt and perpetual securities was senior debt as of December 31, 2008, as shown in the table above. We maintained investments in subordinated financial instruments, that comprised 26.5% of our total investments in debt and perpetual securities. These investments primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity. Perpetual securities comprised 95% and 77% of our total Upper Tier II and Tier I investments, respectively, as of December 31, 2008.

     Privately issued securities as of December 31 were as follows:
Privately Issued Securities

(Amortized cost, in millions)	2008	2007

Privately issued securities as a percentage of total debt and perpetual securities	72.0%	70.3%

Privately issued securities held by Aflac Japan	$47,516	$35,973
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	68.3%	66.0%

Privately issued reverse-dual currency securities*	$14,678	$11,185
Reverse-dual currency securities* as a percentage of total privately issued securities	29.3%	29.2%

*	Principal payments in yen and interest payments in dollars
     Our investment discipline begins with a top-down approach for each investment opportunity we consider. Consistent with that approach, we first approve each country in which we invest. In our approach to sovereign analysis, we consider the political, legal and financial context of the sovereign entity in which an issuer is domiciled and operates. Next we approve the issuer’s industry sector, including such factors as the stability of results and the importance of the sector to the overall economy. Specific credit names within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses. Structures in which we invest are chosen for specific portfolio management purposes, including asset/liability management, portfolio diversification and net investment income.
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the banks and financial institutions sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at December 31, 2008, based on amortized cost, was: Europe (48%); United States (20%); United Kingdom (9%); and Japan (9%).

     Our total investments in the banks and financial institutions sector, including those classified as perpetual securities, as of December 31 were as follows:

	2008		2007
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Debt securities:
Amortized Cost	$19,868	28%	$15,948	29%
Fair Value	17,793	27	15,563	28

Perpetual securities:
Upper Tier II:
Amortized Cost	$6,238	9%	$5,549	10%
Fair Value	5,960	9	5,732	11
Tier I:
Amortized Cost	2,542	4	2,439	5
Fair Value	1,780	3	2,047	4

Total:
Amortized cost	$28,648	41%	$23,936	44%
Fair value	25,533	39	23,342	43

     At December 31, 2008, we owned below-investment-grade debt and perpetual securities in the amount of $1.3 billion at amortized cost ($786 million at fair value), or 1.8% of total debt and perpetual securities, compared with $1.0 billion at amortized cost ($815 million at fair value), or 1.9% of total debt and perpetual securities a year ago. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

     Debt and perpetual securities classified as below investment grade as of December 31 were as follows:
Below-Investment-Grade Securities

	2008			2007
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Ford Motor Credit	$329	$329	$143	$263	$263	$215
Ahold	*	*	*	310	311	272
CSAV	264	264	157	210	210	143
BAWAG***	154	133	88	123	123	90
IKB Deutsche Industriebank	143	143	47	*	*	*
Beryl Finance Limited 2008-7****	110	110	116	*	*	*
Ford Motor Company	111	57	31	111	122	93
Glitnir Bank HF	95 (1)	—	—	*	*	*
Beryl Finance Limited 2007-14****	82	53	53	*	*	*
Beryl Finance Limited 2006-15****	55	43	43	*	*	*
Beryl Finance Limited 2007-5****	55	44	44	*	*	*
Morgan Stanley Aces 2007-21****	55	3	3	*	*	*
Landsbanki Islands HF	55	—	—	*	*	*
Rinker Materials Corp	43	42	23	*	*	*
Morgan Stanley Aces 2007-19****	30	4	4	*	*	*
Kaupthing Bank***	30	—	—	*	*	*
Sprint Capital	22	24	16	*	*	*
Academica Charter Schools Finance LLC	22	24	17	*	*	*
International Securities Trading Corp.	18	—	—	20	—	—
Tiers Georgia****	11	1	1	*	*	*
Patrick Family Housing (Patrick AFB)	**	**	**	4	1	1
Aloha Utilities Inc.	**	**	**	2	2	1

Total	$1,684	$1,274	$786	$1,043	$1,032	$815

*	Investment grade at respective reporting date

**	Sold during 2008

***	Perpetual security

****	CDO security

(1)	Includes $55 million for a perpetual security

     Information regarding realized and unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2008	2007	2006

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$10	$40	$67
Gross losses from sales	(265)	(6)	(34)
Net gains (losses) from redemptions	3	17	4
Impairment losses	(298)	(22)	—
Held to maturity:
Impairment losses	(75)	—	—

Total debt securities	(625)	29	37

Perpetual securities:
Available for sale:
Impairment losses	(379)	—	—
Held to maturity:
Gross gains from sales	5	—	—

Total perpetual securities	(374)	—	—

Equity securities:
Gross gains from sales	—	—	43
Impairment losses	(1)	(1)	(1)

Total equity securities	(1)	(1)	42

Other long-term assets	(7)	—	—

Total realized investment gains (losses)	$(1,007)	$28	$79

Changes in unrealized gains (losses):
Debt securities:
Available for sale	$(2,134)	$(838)	$(624)
Transferred to held to maturity	(165)	(35)	(52)
Perpetual securities:
Available for sale	(850)	—	—
Equity securities	(3)	(3)	(45)

Change in unrealized gains (losses)	$(3,152)	$(876)	$(721)

     In 2008, we realized total pretax investment losses of $1,007 million (after-tax, $655 million, or $1.37 per diluted share), primarily a result of the sale of securities and the recognition of other-than-temporary impairments.
     The sale of our investments in Lehman Brothers and Washington Mutual and other smaller securities transactions represented $254 million ($166 million after-tax, or $.35 per diluted share) of the total realized investment losses in 2008.
     The fair value of our debt and perpetual security investments fluctuates based on changes in credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the general and specific credit environment and market liquidity globally. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Therefore, we consider such declines in fair value to be temporary even in situations where the specific decline of an investment’s fair value below its cost exceeds a year or more.
     However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value which is normally its fair value at the time it is written down. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances. These factors include more significantly:
•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory and legislative environment

•	other factors as may become available from time to time
     Another factor we consider in determining whether an impairment is other than temporary is our ability and intent to hold the investment until a recovery of its fair value. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investment as well as our ability and intent to hold the security until a recovery of value, which may be maturity. However, a limited number of our investments are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model considers the same factors as our debt model but puts a primary focus on the severity of a security’s decline in fair value coupled with the length of time the security’s value has been impaired.
     In 2008, realized investment losses as a result of other-than-temporary impairments of securities totaled $753 million ($489 million net of tax, or $1.02 per diluted share). These other-than-temporary impairment losses primarily consisted of $294 million ($191 million after-tax) recognized on certain of our perpetual security investments; $213 million ($139 million after-tax) recognized on certain of our CDO investments; $180 million ($117 million after-tax) recognized on our investments in three Icelandic banks; and $65 million ($42 million after-tax) recognized on our investment in Ford Motor Company.
     In connection with our decision to reclassify all of our perpetual securities to available for sale, we also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model for periods ending on and before June 30, 2008. In connection with this decision, we recognized an impairment charge of $294 million ($191 million after-tax) in the third quarter of 2008 from the application of our equity security impairment policy to this asset class through June 30, 2008. As more fully described in the SEC Guidance section of Note 1, the June 30 valuation date was used following the SEC’s letter to the FASB on the topic of the appropriate impairment model to apply to perpetual securities. In response to the SEC’s letter, we applied our debt security impairment model to our perpetual securities in the third and fourth quarters of 2008 and will continue with that approach pending further guidance from the SEC or the FASB.
     During 2009, the outlook for the financial markets has continued to deteriorate globally. In connection with this downward trend, certain of the investment securities we own have been downgraded by various rating agencies since year end.
     We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. Subsequent to December 31, 2008, and through the date of this report, the outlook for the financial markets has continued to deteriorate globally. In connection with this downward trend, certain of the perpetual securities we own have been downgraded to below investment grade subsequent to December 31, 2008. As a result of these downgrades, we are required to evaluate the securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we will incur additional other-than-temporary impairment losses beginning in 2009, which could materially affect our results of operations for a particular fiscal quarter or year.
     As a part of our credit review process, we concluded that it had become unlikely that we would recover our full investment in certain of our CDO investments as a result of continued significant declines in the credit markets during the fourth quarter of 2008. In accordance with our investment policy, we recorded an impairment charge of $164 million ($106 million after-tax) in connection with the other-than-temporary impairment of these CDOs during the fourth quarter of 2008. We also recorded other-than-temporary impairment charges of $49 million ($32 million after-tax) during the second half of 2008 in connection with CDO investments transferred to available for sale as a result of a default by the related swap counterparty, Lehman Brothers Special Financing Inc. (LBSF).
     We hold investments in three Icelandic banks, Glitnir, Landsbanki and Kaupthing, in the form of junior subordinated debt, some of which include perpetual securities. During the fourth quarter of 2008, the Icelandic government passed legislation that allowed certain distressed Icelandic financial institutions to be placed into receivership under the control of the Icelandic government. Following the passage of this legislation, the above noted Icelandic banks were placed into receivership and are now being operated by the Icelandic government, which is also in financial distress. Subsequent to these actions, we learned that it was unlikely that the banks or the Icelandic government have any intent to honor the banks’ obligations beyond their domestic depositors. As a result, we recognized a loss of $180 million ($117 million after-tax) in the fourth quarter of 2008 to reflect the other-than-temporary impairment of our total investment in these securities. Our investments in Glitner, Landsbanki and Kaupthing were classified as below investment grade as of December 31, 2008.
     In 2007, we realized pretax investment gains of $28 million (after-tax, $19 million, or $.04 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business. In 2006, we realized pretax gains of $79 million (after-tax, $51 million, or $.10 per diluted share) primarily as a result of bond swaps and the liquidation of equity securities held by Aflac U.S. We began a bond-swap program in the second half of 2005 and concluded it in the first half of 2006. These bond swaps took advantage of tax loss carryforwards and also resulted in an improvement in overall portfolio credit quality and investment income.

     The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that we consider to be temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and guaranteed:
Dollar-denominated	$77	$1	$76	$1	$1	$—
Yen-denominated	803	16	309	5	494	11
Municipalities:
Dollar-denominated	69	14	28	1	41	13
Mortgage- and asset- backed securities:
Dollar-denominated	406	189	284	138	122	51
Yen-denominated	26	1	—	—	26	1
Collateralized debt obligations:
Dollar-denominated	60	188	56	162	4	26
Yen-denominated	101	295	75	145	26	150
Public utilities:
Dollar-denominated	812	165	566	106	246	59
Yen-denominated	2,376	83	184	2	2,192	81
Sovereign and supranational:
Dollar-denominated	106	9	101	9	5	—
Yen-denominated	1,780	257	571	71	1,209	186
Banks/financial institutions:
Dollar-denominated	1,528	529	830	212	698	317
Yen-denominated	10,458	1,881	2,128	152	8,330	1,729
Other corporate:
Dollar-denominated	2,166	501	1,178	241	988	260
Yen-denominated	4,342	660	420	29	3,922	631
Perpetual securities:
Dollar-denominated	235	136	70	46	165	90
Yen-denominated	4,284	1,091	830	89	3,454	1,002

Total debt and perpetual securities	29,629	6,016	7,706	1,409	21,923	4,607
Equity securities	8	2	5	1	3	1

Total temporarily impaired securities	$29,637	$6,018	$7,711	$1,410	$21,926	$4,608

     The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that we consider to be temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government and guaranteed:
Dollar-denominated	$77	$1	$20	$—	$57	$1
Yen-denominated	1,752	37	458	2	1,294	35
Municipalities:
Dollar-denominated	62	5	50	5	12	—
Mortgage- and asset- backed securities:
Dollar-denominated	297	14	181	7	116	7
Yen-denominated	30	—	—	—	30	—
Collateralized debt obligations:
Dollar-denominated	76	16	68	14	8	2
Yen-denominated	324	79	214	49	110	30
Public utilities:
Dollar-denominated	283	13	115	4	168	9
Yen-denominated	1,314	97	379	15	935	82
Sovereign and supranational:
Dollar-denominated	28	2	28	2	—	—
Yen-denominated	1,884	100	974	17	910	83
Banks/financial institutions:
Dollar-denominated	1,220	106	796	68	424	38
Yen-denominated	8,588	756	3,408	155	5,180	601
Other corporate:
Dollar-denominated	1,402	88	819	27	583	61
Yen-denominated	3,294	313	1,528	67	1,766	246
Perpetual securities:
Dollar-denominated	295	38	125	16	170	22
Yen-denominated	3,463	457	609	39	2,854	418

Total debt and perpetual securities	24,389	2,122	9,772	487	14,617	1,635
Equity securities	5	1	4	1	1	—

Total temporarily impaired securities	$24,394	$2,123	$9,776	$488	$14,618	$1,635

     As of December 31, 2008, 96% of our investments in the banks and financial institutions sector in an unrealized loss position was investment grade, compared with 100% a year ago. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads globally and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     Included in the unrealized losses on the banks and financial institutions sector was an unrealized loss of $236 million on Aflac’s investment of $361 million in SLM Corporation (SLM). Included in our investment in SLM is Aflac Japan’s yen-denominated investment in SLM totaling $331 million (30.1 billion yen). The unrealized loss on SLM increased $92 million during the year ended December 31, 2008. Our investment in SLM is senior unsecured obligations. SLM, more commonly known as Sallie Mae, is the largest originator, servicer, and collector of student loans in the United States, a majority of which are guaranteed by the U.S. government.
     The increase in the unrealized loss for SLM related to foreign currency translation was $45 million. We believe that the remaining increase in the unrealized loss on SLM was related to the funding pressures related to the company’s constrained ability to raise debt in both the secured and unsecured markets. The U.S. Department of Education has provided some funding relief to student lenders by agreeing to purchase existing and newly originated FFELP (Federal Family Education Loan Program) student loans, which has benefited SLM by allowing them to make profitable loans. While SLM has focused on building its private loan portfolio, the company has maintained a high quality book of loans, and a vast majority of SLM’s loans carry an explicit government guarantee. Considering this environment and its government backing, SLM has demonstrated an adequate liquidity profile. As of December 31, 2008, SLM was rated Baa2, BBB-, and BBB by Moody’s, S&P, and Fitch, respectively.
     We have considered the factors impacting the fair value of SLM as of December 31, 2008, and based on our credit analysis, we believe that SLM’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in SLM would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     Also included in the unrealized losses on the banks and financial institutions sector was an unrealized loss of $173 million on Aflac Japan’s investments of $617 million (50.0 billion yen) in Takefuji Corporation (Takefuji). The unrealized loss on Takefuji increased $186 million during the year ended December 31, 2008. Takefuji is one of four major consumer finance companies operating in Japan. In contrast to its peers, which have moved into other lending sectors including real estate. Takefuji has focused on small unsecured consumer loans contributing to Takefuji’s stable operating assets. Takefuji has a broad business network, including distribution alliances with regional banks throughout Japan. Despite fourth quarter 2008 charges, Takefuji has maintained an adequate capital position throughout 2008.
     The increase in the unrealized loss for Takefuji related to foreign currency translation was $34 million. We believe that the remaining increase in the unrealized loss on Takefuji was related to widening credit spreads on Takefuji as a result of the deteriorating economic environment in Japan, especially in the consumer lending markets. Takefuji, along with other Japanese consumer finance companies, has experienced decreased loan volume and profit reductions resulting from new legislation in Japan that virtually eliminates consumer loan activity with interest rates above 20% and lending greater than one third of a customer’s annual income. Takefuji has also taken measures strengthen its lending standards. Partly as a result of its efforts, Takefuji’s loan charge-off rates saw a decline through the first half of 2008. Our reviews of Takefuji reflect adequate near-term liquidity and cash resources to meet its principal and interest obligations for the next 24 months. During the fourth quarter of 2008, Takefuji redeemed one of its debt issuances to Aflac totaling 20 billion yen at 100% of its original par value.
     We have considered the factors impacting the fair value of Takefuji as of December 31, 2008, and based on our credit analysis, we believe that Takefuji’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in Takefuji would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     An additional amount included in the unrealized losses in the banks and financial institutions sector was an unrealized loss of $110 million on Aflac Japan’s investment of $330 million (30.0 billion yen) in bonds issued by Banco Espirito Santo, S.A. (BES). The unrealized loss on BES increased $94 million during the year ended December 31, 2008 as compared with the prior year end. BES is a leading commercial bank in Portugal. BES provides commercial and investment banking services, and has leading market positions in Portugal in trade finance and pension plan asset management and has expanded its operations abroad to Brazil, Angola and Spain.
     The increase in the unrealized loss for BES related to foreign currency translation was $22 million. We believe that the remaining increase in the unrealized loss on BES was related to the current economic pressures on Portuguese banks’ profitability, liquidity and capital amid the weakened credit environment and within the context of the global economic downturn. Although BES maintains adequate regulatory capital levels, its capital margins are relatively tight in light of its business profile, the declining operating environment for BES and new guidance from the Bank of Portugal regarding the need for higher capitalization. To maintain stability and regular funding in the Portuguese financial system, Portugal created a State Guarantee regime, under which BES announced its intention to issue additional in debt benefiting from this guarantee. This new guaranteed debt will likely ease the refinancing requirements at BES through the next three years and substantially improve its liquidity. On November 21, 2008 Fitch affirmed BES’ subordinated debt rating at A, citing the strength of BES’ banking operations in a difficult economy while also noting the low deposit ratio to total loans and relatively low capital levels. BES subordinated debt also carries ratings of A1 and A- by Moody’s and Standard & Poor’s, respectively.
     We have considered the factors impacting the fair value of BES as of December 31, 2008, and based on our credit analysis, we believe that BES’ ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in BES would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     Another component of the unrealized losses in the banks and financial institutions sector as of December 31, 2008, was an unrealized loss totaling $153 million related to Aflac’s $558 million investment in UniCredit S.p.A.’s German subsidiary Bayerische Hypo-und Vereinsbank AG (HVB). Aflac’s HVB investments include both yen and dollar denominated Tier I and Tier II hybrid instruments that are subordinated fixed maturity securities. The yen denominated portion of these subordinated fixed maturity securities totaled $494 million (45 billion yen) with an unrealized loss of $119 million while the dollar denominated portion of these securities totaled $53 million with an unrealized loss of $38 million at year end. The increase in the unrealized loss on our investment in HVB totaled $124 million during 2008. UniCredit, the parent company of HVB is a financial services holding company based in Italy where it enjoys a strong franchise with a significant presence in Germany, Austria, Poland and Central Eastern Europe. HVB is a key part of UniCredit with well-positioned retail and corporate banking franchises in the South and North of Germany. HVB also houses the Markets and Investment Banking Division of UniCredit.
     The portion of the unrealized losses on our investment in HVB related to foreign currency translation was $24 million. We believe that the fair value of our investment in HVB is negatively impacted by the downturn in the economic environment in the European economies, particularly Germany, HVB’s key market. Also negatively impacting HVB’s fair value is its parent company’s marginal capital levels in 2008. In contrast however, HVB reported much stronger capital levels than its parent company at the end of September 30, 2008. Additionally, during 2008 HVB has improved the quality of its loan portfolio by reducing its exposure to real estate. Although HVB incurred fairly significant asset write-downs related to structured credit losses in 2008, its strong capital levels allowed HVB to absorb these losses without any rating downgrades. As of December 31, 2008, all of our investments in our HVB investments carried ratings in the A categories by Moody’s, S&P and Fitch.
     As a class of securities, hybrid securities, and particularly perpetual securities, have also suffered price erosion in the fourth quarter of 2008 due to the financial crisis and perceived higher deferral and extension risk. We have considered risks common to perpetual securities, including deferral, extension and loss absorption, in light of HVB’s strong competitive position within the UniCredit franchise, HVB’s well-positioned retail and corporate banking franchises in the South and North of Germany, and HVB’s high capital ratios.

     Based on our credit analysis, we believe that HVB’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     The following table shows the composition of our investments in an unrealized loss position in the banks and financial institutions sectors by fixed maturity securities and perpetual securities. The table reflects those securities in that sector that are in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses as of December 31.

	2008		2007
	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	41%	40%	40%	41%
Perpetual securities:
Upper Tier II	9	8	6	3
Tier I	6	12	8	19

Total perpetual securities	15	20	14	22

Total	56%	60%	54%	63%

     The valuation and pricing pressures from certain structured investment securities throughout 2008, more notably the banks and financial institutions sector’s exposure to the well publicized structured investment vehicles (SIVs), coupled with their exposure to the continued weakness in the housing sector, in the UK, Europe and the United States, has led to significant write-downs of asset values and capital pressure at banks and financial institutions globally. National governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. As the market continues to deteriorate, more of these banks and financial institutions may need various forms of government support before the current economic downturn begins to ease. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Very few nationalizations have occurred to date, and in each instance, the governments are standing behind the classes of investments that we own.
     All of the investments in the government and guaranteed sector in an unrealized loss position were investment grade at December 31, 2008 and 2007. The unrealized losses on our investments in this sector, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies were caused by changes in interest rates and/or foreign exchange rates. The contractual cash flows of these investments are guaranteed by either the U.S. or Japanese governments. Furthermore, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Unrealized gains and losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As the investments near maturity the unrealized gains or losses can be expected to diminish. Because the unrealized losses in this sector are considered to be interest rate driven and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     As of December 31, 2008 and 2007, all of our fixed maturity investments in an unrealized loss position in the mortgage- and asset-backed securities and sovereign and supranational sectors were investment grade. At December 31, 2008, 53% of securities in the municipalities sector and 100% of securities in the public utilities sector in an unrealized loss position were investment grade, compared with 100% and 99.7%, respectively, at the end of 2007. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads globally and to a lesser extent, changes in foreign exchange rates. Due to the liquidity contraction experienced in the capital markets during 2008, credit spreads continued to widen sharply throughout the year causing the increase in the unrealized losses in these sectors as of December 31, 2008, compared with prior year. However, we have determined that the ability of the issuers to service our investments has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish. Because the unrealized losses in these sectors are considered to be principally the result of widening credit spreads and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2008.
     We have determined that the unrealized losses in our collateralized debt obligation (CDO) portfolio were primarily the result of widening credit spreads globally. The widening credit spreads in the CDO sector has been fueled by continued deterioration of the credit worthiness of the credit default swap (CDS) reference credit entities underlying the CDO contracts and an overall contraction of market liquidity for CDO investments in all capital markets. As of December 31, 2008 and 2007, 100% of our CDO investments in an unrealized loss position were investment grade. As more fully described in our discussion regarding our investment in variable interest entities below, we only have the senior tranches of the CDOs that we own. The subordinated tranches of our CDOs absorb the majority of the losses, if any, arising from the CDS contracts underlying our CDOs. As a part of our credit analysis process, we obtain CDS default and default recovery probability statistics from published market sources. We use these default and default recovery statistics to project the number of defaults our CDOs can withstand before our CDO investment would be impaired. In addition to our review of default and default recovery statistics, we also assess the credit quality of the collateral underlying our CDOs.
     Based on these reviews, we determined that the declines in value of certain of our CDO investments below their carrying value were considered to be other than temporary and wrote down our investment in these CDOs to their estimated fair value through a charge to earnings in 2008 as disclosed in our realized investment gains and losses analysis above.
     Our credit analyses of the CDO issues we own indicate that the remaining number of defaults that can be sustained in our existing CDOs, other than as disclosed in the preceding paragraph, is sufficient to withstand any further near-term credit deterioration without impairing the value of our investments. In addition, the credit quality of the collateral underlying these CDOs remains investment grade.

Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these CDO investments to be other-than-temporarily impaired at December 31, 2008.
     Included in the unrealized losses in the CDO sector was an unrealized loss of $150 million on Aflac’s investment of $200 million in notes issued by Morgan Stanley ACES SPC Series 2008-6 (ACES 2008-6). The unrealized loss on ACES 2008-6 increased $150 million during the year ended December 31, 2008. The ACES 2008-6 note is a floating rate debt instrument whose coupon is tied to the three-month US dollar LIBOR plus a spread. We believe the decline in the value of ACES 2008-6 was principally due to widening credit spreads globally, which were notably impacted or worsened by the lack of market liquidity and demand in the market environment for CDO securities as a whole. We also believe that the biggest risk to our investment in ACES 2008-6 is the potential for additional defaults on the underlying CDS reference entity portfolio as a result of weakening global economic conditions. We analyzed the number of defaults and declines in recovery values ACES 2008-6 could withstand until its maturity without experiencing a loss of principal. We have also considered all other available factors related to our investment in ACES 2008-6 including, but not limited to, the rating of our tranche, our review of the underlying collateral, the number of below investment grade reference entities in the portfolio, the current level of CDS spreads for entities in the reference portfolio and the probability of default implied by those market levels as well as various other qualitative analyses. Additionally, the collateral underlying ACES 2008-6 are Bank of America Credit Card Trust 2007-A5 credit card ABS, currently rated Aaa, AAA, and AAA by Moody’s, S&P, and Fitch, respectively.
     Based on the evaluation of these factors, the outlook for projected future defaults and recoveries on the underlying CDS reference entities coupled with our review of the underlying collateral of ACES 2008-6, we concluded that the CDO continues to demonstrate a strong capability to service its debt for the foreseeable future. The ACES 2008-6 is rated BBB- by S&P. The contractual terms of this investment do not permit the issuing trust to settle the security at a price less than the amortized cost of the investment unless actual defaults, less actual recovery rates, exceed the remaining subordination in ACES 2008-6 which we believe is unlikely.
     We have considered the factors impacting the fair value of ACES 2008-6 as of December 31, 2008, and based on our credit analysis, we believe that ACES 2008-6 ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in ACES 2008-06 would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     As of December 31, 2008, 70% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 54% at the end of 2007. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments.

     Included in the unrealized losses in the other corporate sector was an unrealized loss of $186 million on Aflac Japan’s $329 million (30 billion yen) investment issued by Ford Motor Credit Corporation (FMCC) as of December 31, 2008, an increase of $139 million compared with the prior year end. This investment is a debt security issued by FMCC, a wholly owned financing subsidiary of Ford Motor Company. Ford has reiterated its commitment to continue to own 100% of FMCC, and both Moody’s and Standard & Poor’s rating services also expect this commitment to continue. Financial subsidy payments from Ford and lease program residual value support payments inextricably link FMCC’s financing business to the parent.
     The increase in the unrealized loss for FMCC related to foreign currency translation was $38 million. We believe that the remaining increase in the unrealized loss on FMCC was related to sharply lower reported earnings by FMCC in 2008, compared with 2007. We believe FMCC’s decline in profitability is largely attributable to lower loan volumes, higher credit losses, a write-down of lease residual values, market valuation adjustments for derivatives and lower financing margins. We also believe that the unrealized losses in FMCC were impacted by the widening of credit spreads globally as a result of the contraction in global capital markets liquidity over the past several quarters. However, we also believe FMCC continues to maintain adequate stand-alone liquidity and a stable credit outlook even after substantial lease residual asset write-downs. Despite the difficult market conditions, FMCC executed $23 billion in private transactions, primarily from private term debt, securitizations, other structured financings and whole loan sales. FMCC has also increased available liquidity primarily as the result of a reduction in its managed receivables balance and the retention of higher cash balances in 2008.
     We have considered the factors impacting the fair value of FMCC as of December 31, 2008, and based on our credit analysis, we believe that FMCC’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in FMCC would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     Also included in the unrealized losses in the other corporate sector was an unrealized loss of $107 million on Aflac Japan’s investment of $264 million (24 billion yen) in Tollo Shipping Company S.A. as of December 31, 2008, an increase of $39 million as compared with the prior year end. This investment is a loan to Tollo Shipping Company S.A., guaranteed by the borrower’s parent, Compania Sudamericana de Vapores S.A. (CSAV). As of December 31, 2008, CSAV was the largest shipping company in Latin America, and the 16th largest shipping company in the world. CSAV provides liner and specialized cargo services to clients worldwide with an emphasis on container shipping to and from its key markets of Chile and Brazil. Strong ties with Chile’s top exporters and a well-developed logistics service are CSAV’s main competitive advantages compared with other shippers with greater capacity.
     The increase in the unrealized loss for CSAV related to foreign currency translation was $22 million. We believe that the remaining decline in fair value of the security was primarily caused by two factors:

depressed revenue due to competitive pricing pressures in the container shipping industry and weaker operating margins due to sharply increased fuel costs. However, CSAV continues to maintain sound liquidity, with adequate cash and cash equivalents reserves a benign debt maturity profile, and a substantial undrawn credit facility. In addition, CSAV is now in the process of raising additional share capital over the next 12 to 24 months, which will further strengthen its financial profile.
     We have considered the factors impacting the fair value of CSAV as of December 31, 2008, and based on our credit analysis, we believe that CSAV’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in CSAV would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     An additional amount included in the unrealized losses in the other corporate sector was an unrealized loss of $124 million on Aflac Japan’s $384 million (35 billion yen) investment issued by Sultanate of Oman (Oman) as of December 31, 2008, an increase of $94 million as compared with the prior year end. This investment is a debt security issued by Oman, a sovereign nation bordering the Arabian Sea, Gulf of Oman and Persian Gulf with significant natural resources in petroleum and natural gas, copper, asbestos, as well as some marble, limestone, chromium and gypsum. Oman is noted for its strong public finances, including modest indebtedness and substantial financial assets and foreign exchange reserves.
     The increase in the unrealized loss on this debt security related to foreign currency translation was $25 million. We believe that the remaining decline in the fair value of Oman was caused principally by two factors. First, a worsening in fiscal measures due to worldwide declines in oil prices and sustained social and infrastructure expenditures of the sovereign nation of the Sultanate of Oman. Second, Oman is exposed to somewhat elevated regional political risks, such as the ongoing conflicts in the Middle East and continued political tensions. Despite its economic pressures, Oman has maintained sound financial assets, substantial oil and natural gas reserves, strong and growing gross domestic production per capita, domestic political stability and strong international relations. Throughout 2008, Oman’s credit rating remained at A and A2 by S&P and Moody’s, respectively.
     We have considered the factors impacting the fair value of Oman as of December 31, 2008, and based on our credit analysis, we believe that Oman’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment in Oman would not be settled at a price less than the amortized cost of the investment and we have the intent and ability to hold this investment until recovery of fair value, which may be maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     Another amount included in the unrealized losses in other corporate sector was an unrealized loss of $117 million on Aflac Japan’s investment of $339 million (30.8 billion yen) in UPM-Kymmene Corporation (UPM), one of the world’s largest forest product companies. The unrealized loss on UPM increased $108 million during the year ended December 31, 2008. The increase in the unrealized loss for UPM related to foreign currency translation was $24 million. The remaining decline in value in UPM was due to the currently poor fundamental profile of the forest products sector as a whole. UPM and its peers have been negatively impacted by both weakening demand due to poor economic conditions and the significant excess capacity present in the sector. While UPM has been a leader among its peers in capacity reductions, the sector needs significantly more reductions in capacity so as to improve producer pricing power. Despite the negative outlook for the forest product sector, UPM possesses an above average competitive profile compared with its forest product peers. Through its successful efforts to control costs, improve its position in energy self-sufficiency, and diversify its products, UPM has maintained solid operating ratios, earnings profitability and liquidity. As of December 31, 2008, UPM was rated Baa3, BBB-, and BB+ by Moody’s, S&P, and Fitch, respectively, and was classified by us as an investment grade security. However, subsequent to year end, UPM was downgraded to Ba1 by Moody‘s. As a result of the downgrade by Moody‘s, we reclassified UPM to below investment grade in the first quarter of 2009 in accordance with our investment policy.
     We have considered the factors impacting the fair value of UPM as of December 31, 2008, and based on our credit analysis, we believe that UPM’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that our investment would not be settled at a price less than the amortized cost of the investment. Because we have the intent and ability to hold this investment in UPM until recovery of fair value, which may be the investments’ respective maturities, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads globally and to a lesser extent, changes in foreign exchange rates. Due to the liquidity contraction experienced in the capital markets during 2008, credit spreads continued to widen sharply throughout the year causing the increase in the unrealized losses in this sector as of December 31, 2008, compared with prior year. Also impacting the unrealized losses in this sector is the decline in credit worthiness of certain issuers in the other corporate sector. However, consistent with our above discussions of certain specific issuers within this sector, we have determined that the ability of these issuers to service our investments has not been impaired by these factors. Because we consider the decline in the value of these securities to be temporary and because we have the ability and intent to hold them until a recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2008. Based on our credit related reviews of the issuers in the other corporate sector, we have determined that there is little risk that we will not recover our investment in these issuers. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer. Details of our holdings of perpetual securities as of December 31, 2008, were as follows:
Perpetual Securities

	Credit	Amortized	Fair	Unrealized
(in millions)	Rating	Cost	Value	Gain (Loss)

Upper Tier II:
	AA	$3,534	$3,408	$(126)
	A	2,599	2,448	(151)
	BBB	399	411	12

Total Upper Tier II		6,532	6,267	(265)

Tier I:
	AA	937	683	(254)
	A	1,302	891	(411)
	BBB	170	118	(52)
	BB	133	88	(45)

Total Tier I		2,542	1,780	(762)

Total		$9,074	$8,047	$(1,027)

     At the end of 2008, 96% of the company’s total perpetual securities in an unrealized loss position were investment grade, compared with 93% at the end of the prior year. With the exception of the previously mentioned Icelandic bank securities that we impaired in the fourth quarter of 2008, all of the perpetual securities we own were current on interest and principal payments at the end of 2008. Based on amortized cost as of December 31, 2008, the geographic breakdown by issuer was as follows: Europe (65%); the United Kingdom (20%); and Japan (12%). For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.
     Included in the unrealized losses in the perpetual security category was an unrealized loss of $106 million on Aflac Japan’s investment of $393 million (35.7 billion yen) in perpetual securities issued by Nordea Bank AB (Nordea) and its subsidiaries. Included in our total investment in Nordea was $283 million (25.7 billion yen) of instruments considered to be Tier I instruments and $110 million (10 billion yen) in an Upper Tier II instrument. The unrealized loss on Nordea increased $82 million during the year ended December 31, 2008 as compared with the prior year end.
     Nordea is the largest financial services group in the Nordic region with leading market positions in retail banking, merchant banking and wealth management. Nordea is the parent of the Nordea

Group. Nordea enjoys strong market positions not only in its native Sweden but also in its other key Nordic markets of Denmark, Finland and Norway.
     The increase in the unrealized loss for Nordea related to foreign currency translation is approximately $21 million. We believe that the remaining increase in the unrealized loss is related to concerns surrounding the impact of the downturn in the Nordic economies While the Nordic economies have negatively impacted all Nordic banks,  Nordea’s operations and asset quality have remained relatively strong. At September 30, 2008, Nordea’s ratio of non-performing loans to total assets remained relatively low compared to other competitor banks and, at the same time, Nordea reported capital adequacy margins well in excess of regulatory requirements. Furthermore, Nordea reported strong profits for the nine months ending September 30, 2008. We also believe the value of our investment in Nordea has been negatively impacted by the overall view of perpetual securities issued by banks and financial institutions due to the global financial crisis and perceived higher extension and redemption risk for perpetual securities. Although the Nordic economy has negatively impacted its operations, Nordea has maintained strong profitability, liquidity, asset quality and capitalization and has remained current on all of its debt service obligations.
     We have considered risks common to perpetual securities, including deferral, extension and loss absorption, along with Nordea’s leading position within the Nordic region, its diverse revenue sources and profit generation, strong asset quality, and adequate capitalization. Based upon a review of these factors, we believe that Nordea’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Combined with our intent and ability to hold this investment until recovery of book value, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.
     We have determined that the majority of our unrealized losses in the perpetual security category, including the increase over 2007, were principally due to widening credit spreads globally largely as the result of the contraction of liquidity in the capital markets. Credit spreads for this category were also impacted by the uncertain outlook for the accounting classification of subordinated securities in certain regulatory environments, and to a lesser extent, changes in foreign exchange rates. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Because the unrealized losses in this sector are considered to be principally driven by widening credit spreads and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2008	2007

Unrealized gains (losses) on securities available for sale	$(2,046)	$941
Unamortized unrealized gains on securities transferred to held to maturity	179	343
Deferred income taxes	659	(410)
Other	(3)	—

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(1,211)	$874

     The unrealized gains declined and the unrealized losses increased on securities available for sale during the period, such that we now reflect a net unrealized loss as of December 31, 2008. We believe the declines in unrealized gains and the increases in unrealized losses primarily resulted from a widening of credit spreads globally, increases in interest rates globally, foreign exchange rates, and the previously discussed reclassification of all of our perpetual securities to available for sale.
     We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of our yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2008	2007

Yen-denominated debt securities	12	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

     Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in mix of business and favorable experience from mortality, morbidity and expenses.

     The contractual maturities of our investments in fixed maturities at December 31, 2008, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$1,613	$1,642	$26	$27
Due after one year through five years	5,046	5,420	312	313
Due after five years through 10 years	3,061	3,129	594	596
Due after 10 years	18,766	18,151	5,281	4,585
Mortgage- and asset-backed securities	860	798	364	251

Total fixed maturities available for sale	$29,346	$29,140	$6,577	$5,772

Held to maturity:
Due after one year through five years	$1,390	$1,438	$—	$—
Due after five years through 10 years	2,637	2,554	200	50
Due after 10 years	20,134	18,967	—	—
Mortgage- and asset-backed securities	75	75	—	—

Total fixed maturities held to maturity	$24,236	$23,034	$200	$50

     The Parent Company has a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $111 million at amortized cost and $100 million at fair value, which is not included in the table above.
     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
     As previously described, our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2008, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Due in one year or less	$290	$284	$15	$7
Due after one year through five years	1,017	1,095	—	—
Due after five years through 10 years	1,839	1,944	5	2
Due after 10 years through 15 years	294	307	—	—
Due after 15 years	5,320	4,213	294	195

Total perpetual securities available for sale	$8,760	$7,843	$314	$204

     We believe a principal cause of the increase in gross unrealized losses on securities available for sale was the widening of credit spreads on Aflac Japan’s long-duration invested assets.

     As part of our investment activities, we own investments in qualifying special purpose entities (QSPEs) and variable interest entities (VIEs). The following details our investments in these vehicles as of December 31:
Investments in Qualified Special Purpose Entities
and Variable Interest Entities

	2008			2007
	Amortized		Fair	Amortized		Fair
(In millions)	Cost		Value	Cost		Value

QSPEs:
Total QSPEs	$4,458	*	$4,372	$3,288	*	$3,214

VIEs:
Consolidated:
Total VIEs consolidated	$1,842		$1,392	$1,591		$1,338

Not consolidated:
CDOs	908		433	494		399
Other	517		499	359		361

Total VIEs not consolidated	1,425		932	853		760

Total VIEs	$3,267	**	$2,324	$2,444	**	$2,098

*	Total QSPEs represent 6.4% of total debt and perpetual securities in 2008 and 6.0% in 2007.

**	Total VIEs represent 4.7% of total debt and perpetual securities in 2008 and 4.5% in 2007.
     We have no equity interests in any of the QSPEs in which we invest, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     We evaluate our involvement with VIEs at inception to determine our beneficial interests in the VIE and, accordingly, our beneficiary status. As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE. We would reevaluate our beneficiary status should a reconsideration event occur. However, due to the static nature of these VIEs and our protective rights entered into as a condition of investing in the VIEs, there are few, if any, scenarios that would constitute a reconsideration event in our VIEs. To date, we have not had any reconsideration events in any of our VIEs. If we determine that we own less than 50% of the variable interest created by a VIE, we are not considered to be a primary beneficiary of the VIE and therefore are not required to consolidate the VIE.
     We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we absorb or participate in greater than 50%, if not all, of the variability created by these VIEs and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. The activities of these VIEs are limited to holding debt securities and utilizing the cash flows from the debt securities to service our investments therein. The terms of the debt securities held by these VIEs mirror the terms of the notes held by Aflac. Our loss exposure to these VIEs is limited to the cost of our investment. The consolidation of these investments does not impact our financial position or results of operations. We began investing in the VIEs we consolidate in 1994 and have continued to invest in them periodically from time to time.

     We also have interests in VIEs that we are not required to consolidate as reflected in the above table. Included in the VIEs that we do not consolidate are CDOs issued through VIEs originated by third party companies. These VIEs combine highly rated underlying assets as collateral for the CDOs with credit default swaps (CDS) to produce an investment security that consists of multiple asset tranches with varying levels of subordination within the VIE.
     The underlying collateral assets and funding of these VIEs are generally static in nature and we do not control the activities of these VIEs. These VIEs are limited to holding the underlying collateral and CDS contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investment therein. The underlying collateral and the reference corporate entities covered by the CDS contracts are all investment grade at the time of issuance. These VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and CDS contracts.
     We currently own only senior CDO tranches within these VIEs. At inception of our investment in these VIEs, we identify the variable interests created by the VIE and, using statistical analysis techniques, evaluate our participation in the variable interests created by them.
     Consistent with our other debt securities, we are exposed to credit losses within these CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. Based on our statistical analysis models, each of the VIEs can sustain a reasonable number of defaults in the underlying CDS pools with no loss to our CDO investments.
     While we may own a significant portion of the securities issued by these VIEs, we have determined that we do not participate in the majority of the variable interests created by the VIE. We also confirm with the arranging investment banks that the variable interests in which we do not retain an interest are issued to third parties unrelated to the arranging investment bank. Since we participate in less than 50% of the variable interests created by these VIEs, we are not the primary beneficiary and are therefore not required to consolidate these VIEs. We began investing in VIEs that are CDOs in 2006 and have continued to invest in them from time to time.
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
     The remaining VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We invest in less than 50% of the security interests issued by these VIEs and therefore participate in less than 50% of the variable interests created by them. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. We began investing in these VIEs in 1994 and have continued to invest in them from time to time.

     The categories, ratings and weighted-average lives of the assets held by the non-consolidated VIEs that we own as of December 31, 2008, are reflected in the table below.

	CDO
	Amortized	Weighted-
	Cost	Average	Moody’s	S&P	Fitch
Category	(In Millions)	Life	Rating	Rating	Rating

Floating Rate Credit Card ABS	$612	6.44	Aaa	AAA	AAA
Floating Rate Guaranteed Investment Contracts (GIC)	21	8.34	Aa3	AAA	AAA
Floating Rate Note (Rabobank)	55	7.96	Aaa	AAA	AA+
Japan National Government	220	9.59	Aa3	AA	AA-

Total	$908

     Our involvement with all of the VIEs in which we have an interest is passive in nature, and we are not the arranger of these entities. Except as relates to our review and evaluation of the structure of these VIEs in the normal course of our investment decision making process, we have not been involved in establishing these entities. We have not been nor are we required to purchase the securities issued in the future by any of these VIEs.
     Our ownership interest in the VIEs is limited to holding the obligations issued by them. All of the VIEs in which we invest are static with respect to funding and have no ongoing forms of funding after the initial funding date. We have no direct or contingent obligations to fund the limited activities of these VIEs, nor do we have any direct or indirect financial guarantees related to the limited activities of these VIEs. We have not provided any assistance or any other type of financing support to any of the VIEs we invest in, nor do we have any intention to do so in the future. The weighted-average lives of our notes are very similar to the underlying collateral held by these VIEs where applicable.
     We do not anticipate any impact on debt covenants, capital ratios, credit ratings or dividends should we be required to consolidate all of the VIEs we own in the future. In the event that we incur losses on the debt securities issued by these VIEs, the impact on debt covenants, capital ratios, credit ratings or dividends would be no different than the impact from losses on any of the other debt securities we own.
     Our risk of loss related to our interests in any of our interests in these VIEs is limited to our investment in the debt securities issued by them.
     We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These short-term security lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. The following table presents our security loans outstanding and the corresponding collateral held as of December 31:

(In millions)	2008	2007

Security loans outstanding, fair value	$1,679	$790
Cash collateral on loaned securities	1,733	808

     Of the total cash collateral received from borrowers for securities loaned, $119 million is callable at the discretion of the borrowers. The remaining amount of collateral of $1,614 million may not be called by the borrowers prior to the expiration of the security lending contracts. All security lending agreements are callable by us at any time.
     As of December 31, 2008, $48 million, at fair value, of Aflac Japan’s debt securities had been pledged to Japan’s policyholder protection corporation. At December 31, 2008, debt securities with a fair value of $14 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.
     During the third quarter of 2008, Lehman Brothers Special Financing Inc. (LBSF), the swap counterparty under four of our CDO debt securities, filed for bankruptcy protection along with certain of its affiliates (including Lehman Brothers Holdings Inc., the guarantor of LBSF‘s obligations relating to the CDOs). We transferred these CDOs from held to maturity to available for sale as a result of the default by LBSF under the swaps. In connection with the transfer, we took an impairment charge primarily related to the foreign currency component of three of these CDOs totaling $20 million ($13 million after-tax). This impairment charge is included in realized investment losses during the year. At the time of the transfer and after impairment charges, these CDO debt securities had a total amortized cost of $245 million and an unrealized gain of $3 million. The unrealized gain related to the only CDO of the four that was not impaired. In the fourth quarter of 2008, we recognized an additional impairment charge of $29 million ($19 million after-tax) on these CDOs. We have taken steps to cause these CDO securities to be redeemed. However, there is a significant risk that delays and/or litigation associated with these redemptions may arise out of the ongoing bankruptcy proceedings involving LBSF and its affiliates.
     We also transferred four other debt securities from held to maturity to available for sale during 2008 as a result of significant deterioration in the issuers’ creditworthiness. At the time of the transfer, the first security had an amortized cost of $94 million and an unrealized loss of $7 million. We subsequently sold this security at a realized loss of less than $1 million. The second security had an amortized cost of $120 million and an unrealized loss of $74 million at the time of transfer and was classified as below investment grade. The third security had an amortized cost of $51 million and an unrealized loss of $50 million at the time of transfer and was subsequently written off. At the time of the transfer and after impairment charges, the fourth security had an amortized cost of $3 million and was classified as below investment grade.
     During 2007, we reclassified an investment from held to maturity to available for sale as a result of a significant deterioration in the issuer’s creditworthiness. At the date of transfer, this debt security had an amortized cost of $169 million and an unrealized loss of $8 million. The investment was subsequently sold at a realized gain of $12 million.
     During 2006, we reclassified an investment from held to maturity to available for sale as a result of the issuer’s credit rating downgrade. At the date of transfer, this debt security had an amortized cost of $118 million and an unrealized loss of $15 million.

4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
     The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$59,448	$58,096	$47,330	$46,702
Perpetual securities	8,047	8,047	8,074	8,023
Equity securities	27	27	28	28
Liabilities:
Notes payable (excluding capitalized leases)	1,713	1,561	1,457	1,452
Cross-currency and interest rate swaps	158	158	35	35
Obligation to Japanese policyholder protection corporation	161	161	151	151

     We determine the fair values of our debt, perpetual and privately issued equity securities using three basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, a discounted cash flow (DCF) pricing model, and price quotes we obtain from outside brokers.
     Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.
     The pricing data and market quotes we obtain from outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, the inputs are re-examined and the value is confirmed or revised.
     During 2008, we have noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We continually assess the reasonableness of the pricing data we receive by comparing it to historical results. In addition to historical comparisons, we evaluate the reasonableness of the pricing data in light of current market trends and events. The final pricing data used to determine fair values is based on management’s judgment.

     The fair values of notes payable with fixed interest rates were obtained from an independent financial information service. The fair values of our cross-currency and interest-rate swaps are the expected amounts that we would receive or pay to terminate the swaps, taking into account current interest rates, foreign currency rates and the current creditworthiness of the swap counterparties. The fair value of the obligation to the Japanese policyholder protection corporation is our estimated share of the industry’s obligation calculated on a pro rata basis by projecting our percentage of the industry’s premiums and reserves and applying that percentage to the total industry obligation payable in future years.
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
     We have outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 7). We have designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we converted our $450 million liability into a 55.6 billion yen liability, and we reduced our interest rate from 6.5% in dollars to 1.67% in yen. See Note 1 for information on the accounting policy for cross-currency swaps.
     We have interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 7). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income.
     The components of the fair value of the cross-currency and interest-rate swaps were reflected as an asset or (liability) in the balance sheet as of December 31 as follows:

(In millions)	2008	2007

Interest rate component	$2	$7
Foreign currency component	(164)	(47)
Accrued interest component	4	5

Total fair value of cross-currency and interest-rate swaps	$(158)	$(35)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the years ended December 31.

(In millions)	2008	2007	2006

Balance, beginning of period	$(47)	$(17)	$(22)
Increase (decrease) in fair value of cross-currency swaps	(122)	(26)	5
Interest rate component not qualifying for hedge accounting reclassified to net earnings	5	(4)	—

Balance, end of period	$(164)	$(47)	$(17)

     The change in fair value of the interest-rate swaps, included in accumulated other comprehensive income, was immaterial during each of the years in the three-year period ended December 31, 2008.
     We are exposed to credit risk in the event of nonperformance by counterparties to our cross-currency and interest-rate swaps. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings as of December 31.

(In millions)	2008		2007
Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps

AA	$(104)	$300	$(24)	$387
A	(54)	370	(11)	238

Total	$(158)	$670	$(35)	$625

     We have also designated our yen-denominated Samurai and Uridashi notes (see Note 7) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. The following table presents the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis as of December 31, 2008.

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities	$10,298	$22,124	$2,590	$35,012
Perpetual securities	—	7,635	412	8,047
Equity securities	18	5	4	27

Total assets	$10,316	$29,764	$3,006	$43,086

Liabilities:
Cross-currency and interest-rate swaps	—	158	—	158

Total liabilities	$—	$158	$—	$158

     The fair value of our fixed maturities and equity securities categorized as Level 1 is based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us.

     The fair value of our fixed maturities and perpetual securities categorized as Level 2 is determined using each of the three valuation techniques described above, depending on the source and availability of market inputs.
     Approximately 36% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 59% of our Level 2 fixed maturities and perpetual securities is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.
     For the remaining Level 2 fixed maturities and perpetual securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and use the average of the quotes to estimate the fair value of the securities.
     The fair value of our cross-currency and interest-rate swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest and foreign currency rates, duration, counterparty credit risk and our own credit rating.
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

     The following table presents the changes in our securities available for sale classified as Level 3 for the year ended December 31, 2008.

	Fixed maturities and	Equity
(In millions)	perpetual securities	securities	Total

Balance, beginning of year	$109	$3	$112
Realized (gains) losses included in earnings	(57)	—	(57)
Unrealized gains (losses) included in other comprehensive income	(46)	1	(45)
Purchases and settlements	46	—	46
Transfers into Level 3	2,950	—	2950

Balance, end of year	$3,002	$4	$3,006

Amount of total gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at end of year	$(39)	$—	$(39)

     Following the first quarter of 2008, we experienced a reduction in the availability of observable valuation inputs from all of the pricing services and brokers we use to value our investment securities. Thus several valuation inputs we considered to be observable in the first quarter of 2008 were classified as non-observable in the second, third and fourth quarters of 2008. This resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category as shown in the table above.
     As previously disclosed, we use various pricing sources, including brokers and arrangers to provide pricing data or valuation inputs for certain groups or classes of our securities. To the extent that one or more of the significant valuation inputs obtained from these sources is considered to be unobservable or becomes unobservable and is used to value a security, the estimated fair value for that security is considered to be a Level 3 value. Consequently, those particular securities are then classified as Level 3 valuations.
      As a result of the continued contraction of observable valuation inputs, we transferred investments totaling $2.7 billion into Level 3 during the fourth quarter of 2008. Included in these transfers were our below-investment-grade investments, callable RDC investments and certain of our private placement securities. Transfers into Level 3 prior to the fourth quarter totaled $245 million and consisted of various other hard-to-value investment securities.
     The significant valuation inputs that are used in the valuation process for the below-investment-grade, callable RDC and private placement investments classified as Level 3 include forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, certain probability assumptions, and call option data.
     Some of these securities require the calculation of a theoretical forward exchange rate which is developed by using yen swap rates, U.S. dollar swap rates, interest rate volatilities, and spot exchange rates. The forward exchange rate is then used to convert all future dollar cash flows of the bond, where applicable, into yen cash flows. Additionally, credit spreads for the individual issuers are key valuation inputs of these securities. Finally, in pricing securities with a call option, the assumptions regarding interest rates in the U.S. and Japan are considered to be significant valuation inputs. Collectively, these valuation inputs, are included to estimate the fair values of these securities at each reporting date.
     In obtaining the above valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are becoming increasingly more difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities and consequently, causes more volatility in their estimated fair values.

5. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
     Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred were $1.24 billion in 2008, compared with $1.09 billion in 2007 and $1.05 billion in 2006. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2008		2007
(In millions)	Japan	U.S.	Japan	U.S.

Deferred policy acquisition costs:
Balance, beginning of year	$4,269	$2,385	$3,857	$2,168
Capitalization	658	578	555	539
Amortization	(405)	(370)	(318)	(322)
Foreign currency translation and other	1,122	—	175	—

Balance, end of year	$5,644	$2,593	$4,269	$2,385

     Commissions deferred as a percentage of total acquisition costs deferred were 76% in 2008, 74% in 2007 and 76% in 2006.
     Personnel, compensation and benefit expenses as a percentage of insurance expenses were 43% in 2008 and 44% in both 2007 and 2006. Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings and was as follows for each of the three years ended December 31:

(In millions)	2008	2007	2006

Advertising expense:
Aflac Japan	$86	$83	$82
Aflac U.S.	118	95	88

Total advertising expense	$204	$178	$170

     Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2008	2007	2006

Depreciation expense	$57	$51	$44
Other amortization expense	17	14	15

Total depreciation and other amortization expense*	$74	$65	$59

*	Aflac Japan accounted for $43 in 2008, $37 in 2007 and $33 in 2006.

     Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2008	2007	2006

Lease and rental expense:
Aflac Japan	$68	$51	$8
Aflac U.S.	9	8	7
Other	1	—	1

Total lease and rental expense	$78	$59	$16

6. POLICY LIABILITIES
     Our policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 90% and 5% of total policy liabilities at December 31, 2008, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
	Policy Issue			Year of	In 20
(In millions)	Year	2008	2007	Issue	Years

Health insurance:
Japan:	2005 - 2008	$527	$284	1.5 - 2.5%	1.5 - 2.5%
	1999 - 2008	9,558	6,345	3.0	3.0
	1997 - 1999	3,415	2,650	3.5	3.5
	1995 - 1996	367	283	4.0	4.0
	1994 - 1996	4,908	3,810	4.5	4.5
	1987 - 1994	21,734	17,100	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	5,233	4,208	6.5 - 6.75	5.5
	1974 - 1979	1,015	859	7.0	5.0

U.S.:	2005 - 2008	1,562	1,107	5.5	5.5
	1998 - 2004	1,048	1,023	7.0	7.0
	1988 - 2004	1,016	1,057	8.0	6.0
	1986 - 2004	1,405	1,377	6.0	6.0
	1985 - 1986	25	25	6.5	6.5
	1981 - 1986	203	210	7.0	5.5
	Other	30	31

Life insurance:
Japan:	2007 - 2008	197	41	2.75	2.75
	2006 - 2008	301	130	2.5	2.5
	2001 - 2008	746	485	1.65 - 1.85	1.65 - 1.85
	1999 - 2008	1,592	1,155	3.0	3.0
	1997 - 2008	779	619	3.5	3.5
	1994 - 1996	1,177	948	4.0	4.0
	1985 - 1993	2,316	1,798	5.25 - 5.65	5.25 - 5.65

U.S.:	1956 - 2008	156	130	4.0 - 6.0	4.0 - 6.0

Total		$59,310	$45,675

     The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.6% in 2008, 4.6% in 2007 and 4.7% in 2006; and for U.S. policies, 6.1% in 2008, 6.2% in 2007 and 6.3% in 2006.

     Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2008	2007	2006

Unpaid supplemental health claims, beginning of year	$2,332	$2,293	$2,375

Add claims incurred during the year related to:
Current year	6,127	5,225	5,045
Prior years	(253)	(401)	(516)

Total incurred	5,874	4,824	4,529

Less claims paid during the year on claims incurred during:
Current year	4,177	3,600	3,435
Prior years	1,476	1,257	1,162

Total paid	5,653	4,857	4,597

Effect of foreign exchange rate changes on unpaid claims	406	72	(14)

Unpaid supplemental health claims, end of year	2,959	2,332	2,293
Unpaid life claims, end of year	159	123	97

Total liability for unpaid policy claims	$3,118	$2,455	$2,390

     The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.
7. NOTES PAYABLE
     A summary of notes payable as of December 31 follows:

(In millions)	2008	2007

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	165	131
2.26% notes due September 2016 (principal amount 10 billion yen)	110	88
Variable interest rate notes due September 2011 (1.23% at December 2008, principal amount 20 billion yen)	220	175
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	439	350
1.87% notes due June 2012 (principal amount 30 billion yen)	329	263
Capitalized lease obligations payable through 2013	8	8

Total notes payable	$1,721	$1,465

     The increase in total notes payable as of December 31, 2008, compared with the prior year, is due to the change in the yen/dollar exchange rate. There were no new borrowings or loan repayments in 2008.
     In June 2007, the Parent Company issued yen-denominated Samurai notes totaling 30 billion yen. We used the net proceeds of these Samurai notes to pay in full the .96% Samurai notes that were issued in 2002 and matured in June 2007. These Samurai notes issued by the Parent Company in 2007 and those issued in 2005 each have five-year maturities. Each series of Samurai notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons.
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
     For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated all of our yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of our investment in Aflac Japan. We have also designated the interest rate swaps on our variable interest rate Uridashi notes as a hedge of the variability in our interest cash flows associated with these notes.
     In 1999, we issued $450 million of senior notes. These notes pay interest semiannually and are redeemable at our option at any time with a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. We have entered into cross-currency swaps related to these notes (see Note 4). By entering into these cross-currency swaps, we converted our $450 million liability into a 55.6 billion yen liability, and we reduced our interest rate from 6.5% in dollars to 1.67% in yen. We plan to either refinance, subject to market conditions, or use existing cash to pay off the aforementioned senior notes when they mature in April 2009.
     The aggregate contractual maturities of notes payable during each of the years after December 31, 2008, are as follows:

		Capitalized	Total
	Long-term	Lease	Notes
(In millions)	Debt	Obligations	Payable

2009	$450	$3	$453
2010	439	3	442
2011	385	1	386
2012	329	1	330
2013	—	—	—
Thereafter	110	—	110

Total	$1,713	$8	$1,721

     We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2008. No events of default or defaults occurred during 2008 and 2007.

8. INCOME TAXES
     The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total

2008:
Current	$409	$227	$636
Deferred	109	(85)	24

Total income tax expense	$518	$142	$660

2007:
Current	$450	$98	$548
Deferred	222	95	317

Total income tax expense	$672	$193	$865

2006:
Current	$398	$21	$419
Deferred	229	133	362

Total income tax expense	$627	$154	$781

     Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2008	2007	2006

Income taxes based on U.S. statutory rates	$670	$875	$792
Utilization of foreign tax credit	(27)	(23)	(21)
Nondeductible expenses	11	11	10
Other, net	6	2	—

Income tax expense	$660	$865	$781

     Total income tax expense for the years ended December 31, was allocated as follows:

(In millions)	2008	2007	2006

Statements of earnings	$660	$865	$781

Other comprehensive income:
Change in unrealized foreign currency translation gains (losses) during year	(457)	(82)	10
Pension liability adjustment during year	(29)	5	3
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	(716)	(291)	(226)
Reclassification adjustment for realized (gains) losses included in net earnings	(353)	(10)	(28)

Total income tax expense (benefit) allocated to other comprehensive income	(1,555)	(378)	(241)

Additional paid-in capital (exercise of stock options)	(16)	(51)	(18)
Adoption of SFAS 158	—	—	(25)

Total income taxes	$(911)	$436	$497

     Changes in unrealized foreign currency translation gains/losses included a deferred income tax benefit of $329 million in 2008, compared with a deferred income tax benefit of $55 million in 2007 and a deferred income tax expense of $11 million in 2006.

     The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2008	2007

Deferred income tax liabilities:
Deferred policy acquisition costs	$2,356	$1,847
Unrealized gains on investment securities	—	92
Difference in tax basis of investment in Aflac Japan	—	6
Other basis differences in investment securities	112	528
Premiums receivable	155	143
Policy benefit reserves	735	302
Other	—	185

Total deferred income tax liabilities	3,358	3,103

Deferred income tax assets:
Depreciation	128	102
Policyholder protection corporation obligation	48	56
Difference in tax basis of investment in Aflac Japan	172	—
Unfunded retirement benefits	44	43
Other accrued expenses	65	49
Unrealized losses on investment securities	1,189	—
Policy and contract claims	106	76
Unrealized exchange loss on yen-denominated notes payable	184	57
Deferred compensation	131	85
Capital loss carryforwards	76	—
Other	229	416

Total deferred income tax assets	2,372	884

Net deferred income tax liability	986	2,219
Current income tax liability	215	312

Total income tax liability	$1,201	$2,531

     A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. In prior years, we established valuation allowances primarily for alternative minimum tax credit and noninsurance loss carryforwards that exceeded projected future offsets. Under U.S. income tax rules, only 35% of noninsurance losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were no alternative minimum tax credit carryforwards available at December 31, 2008. The Company has capital loss carryforwards of $217 million available to offset capital gains through 2013.
     We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2004 are no longer subject to examination. We are currently under examination by the IRS in the U.S. for tax years 2006 and 2007 and by the National Tax Agency (NTA) in Japan for tax years 2004 through 2007.

     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007 (see Note 1). There was no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48 and therefore no adjustment to retained earnings upon adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(in millions)	2008		2007

Balance, beginning of year	$50	*	$43	*
Additions for tax positions of prior years	18		18
Reductions for tax positions of prior years	(11)		(11)

Balance, end of year	$57	*	$50	*

*	Amounts do not include tax deductions of $14 at January 1, 2007, $18 at December 31, 2007, and $20 at December 31, 2008.
     Included in the balance of the liability for unrecognized tax benefits at December 31, 2008, are $56 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $51 million at December 31, 2007. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $4 million as of December 31, 2008, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $5 million in interest and penalties in 2008, compared with $3 million in 2007 and $2 million in 2006. The Company has accrued approximately $37 million for the payment of interest and penalties as of December 31, 2008, compared with $32 million a year ago.
     As of December 31, 2008, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

9. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2008	2007	2006

Common stock — issued:
Balance, beginning of year	658,604	655,715	654,522
Exercise of stock options and issuance of restricted shares	1,431	2,889	1,193

Balance, end of year	660,035	658,604	655,715

Treasury stock:
Balance, beginning of year	172,074	163,165	155,628
Purchases of treasury stock:
Open market	23,201	11,073	10,265
Other	146	559	55
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,523)	(1,400)	(1,461)
Exercise of stock options	(413)	(1,206)	(1,240)
Other	(65)	(117)	(82)

Balance, end of year	193,420	172,074	163,165

Shares outstanding, end of year	466,615	486,530	492,550

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of stock options to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2008	2007	2006

Anti-dilutive stock options	2,179	1,695	1,795

     The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2008	2007	2006

Weighted-average outstanding shares used for calculating basic EPS	473,405	487,869	495,614
Dilutive effect of share-based awards	5,410	6,102	6,213

Weighted-average outstanding shares used for calculating diluted EPS	478,815	493,971	501,827

     Share Repurchase Program: Under share repurchase authorizations from our board of directors, we purchased 23.2 million shares of our common stock in 2008, funded with internal capital. The total 23.2 million shares was comprised of a 12.5 million share purchase through an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) and a 10.7 million share purchase through Goldman, Sachs & Co. (GS&Co.).

     On February 4, 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with Merrill Lynch. Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume-weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.
     On August 26, 2008, we entered into an agreement for a share repurchase program with GS&Co. Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co.
     As of December 31, 2008, a remaining balance of 32.4 million shares were available for purchase; 2.4 million shares are the remainder from a board authorization in 2006 and 30.0 million shares were authorized by the board of directors for purchase in January 2008.
     Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
10. SHARE-BASED TRANSACTIONS
     As of December 31, 2008, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
     The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2008, approximately 20.7 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

     Share-based awards granted to U.S.-based grantees are settled upon exercise with authorized but unissued Company stock, while those issued to Japan-based grantees are settled upon exercise with treasury shares.
     The following table presents the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2008	2007	2006

Earnings from continuing operations	$42	$42	$35
Earnings before income taxes	42	42	35
Net earnings	29	29	25

Net earnings per share:
Basic	$.06	$.06	$.05
Diluted	.06	.06	.05

     We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated term of options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of options. The weighted-average fair value of options at their grant date was $17.21 for 2008, compared with $16.06 for 2007 and $15.28 in 2006. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2008	2007	2006

Expected term (years)	7.0	7.4	6.7
Expected volatility	25.0%	25.0%	28.0%
Annual forfeiture rate	.8	.8	.8
Risk-free interest rate	3.5	4.7	4.5
Dividend yield	1.3	1.3	1.1

     The following table summarizes stock option activity.

	Stock	Weighted-Average
	Option	Exercise Price
(In thousands of shares)	Shares	Per Share

Outstanding at December 31, 2005	19,981	$27.40
Granted in 2006	2,456	45.08
Canceled in 2006	(90)	39.72
Exercised in 2006	(2,241)	18.61

Outstanding at December 31, 2006	20,106	30.48
Granted in 2007	1,244	49.35
Canceled in 2007	(133)	43.64
Exercised in 2007	(4,640)	20.94

Outstanding at December 31, 2007	16,577	34.46
Granted in 2008	1,703	59.78
Canceled in 2008	(146)	44.69
Exercised in 2008	(1,798)	25.91

Outstanding at December 31, 2008	16,336	$37.95

(In thousands of shares)	2008	2007	2006

Shares exercisable, end of year	12,382	12,653	16,094

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2008.

(In thousands of shares)	Options Outstanding			Options Exercisable
		Wgtd.-Avg.	Wgtd.-Avg.		Wgtd.-Avg.
Range of	Stock Option	Remaining	Exercise	Stock Option	Exercise
Exercise Prices	Shares	Contractual	Price	Shares	Price
Per Share	Outstanding	Life (Yrs.)	Per Share	Exercisable	Per Share

$21.16 - $23.87	2,587	1.4	$23.10	2,587	$23.10
24.00 - 30.38	2,291	2.5	27.57	2,291	27.57
30.57 - 38.74	2,906	4.5	33.01	2,906	33.01
38.75 - 42.85	2,571	5.5	39.88	2,534	39.85
43.07 - 47.25	3,120	7.3	44.73	1,493	44.41
47.32 - 67.67	2,861	8.7	55.59	571	48.95

$21.16 - $67.67	16,336	5.2	$37.95	12,382	$33.44

     As of December 31, 2008, the aggregate intrinsic value of stock options outstanding was $158 million, with a weighted-average remaining term of 5.2 years. The aggregate intrinsic value of stock options exercisable at that same date was $156 million, with a weighted-average remaining term of 4.1 years.
     The following table summarizes stock option activity during the years ended December 31.

(in millions)	2008	2007	2006

Total intrinsic value of options exercised	$59	$154	$62
Cash received from options exercised	38	52	38
Tax benefit realized as a result of options exercised and restricted stock releases	23	51	19

     The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

		Weighted-Average
		Grant-Date
		Fair Value
(In thousands of shares)	Shares	Per Share

Restricted stock at December 31, 2005	270	$39.58
Granted in 2006	357	46.96
Canceled in 2006	(8)	42.92
Vested in 2006	(6)	38.75

Restricted stock at December 31, 2006	613	43.84
Granted in 2007	391	48.43
Canceled in 2007	(21)	45.88
Vested in 2007	(9)	42.06

Restricted stock at December 31, 2007	974	45.65
Granted in 2008	302	61.00
Canceled in 2008	(17)	52.86
Vested in 2008	(262)	39.95

Restricted stock at December 31, 2008	997	$51.68

     As of December 31, 2008, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $21 million, of which $10 million (480 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.
11. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
     Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.
     As determined on a U.S. statutory accounting basis, Aflac’s net income was $1.2 billion in 2008, $1.8 billion in 2007 and $1.7 billion in 2006. Capital and surplus was $4.6 billion at December 31, 2008 and $4.2 billion at December 31, 2007.
     Net assets of the insurance subsidiaries aggregated $8.0 billion at December 31, 2008, on a GAAP basis, compared with $9.1 billion a year ago. Aflac Japan accounted for $5.9 billion, or 73.7%, of net assets at December 31, 2008, compared with $6.0 billion, or 66.8%, at December 31, 2007.

     Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a U.S. statutory accounting basis as of December 31 were as follows:

(In millions)	2008	2007

Net assets on GAAP basis	$7,985	$9,050
Adjustment of carrying values of investments	1,835	(1,283)
Elimination of deferred policy acquisition costs	(8,111)	(6,540)
Adjustment to policy liabilities	2,474	1,928
Adjustment to deferred income taxes	593	1,813
Other, net	(175)	(760)

Capital and surplus on U.S. statutory accounting basis	$4,601	$4,208

     Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $2.0 billion at December 31, 2008, and $2.5 billion at December 31, 2007. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.
     The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net gain from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2009 in excess of $1.2 billion would require such approval. Dividends declared by Aflac during 2008 were $1.1 billion.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2008	2007	2006	2008	2007	2006

Profit repatriation	$598	$567	$442	64.1	67.8	50.0

12. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan.
     On December 31, 2006, we adopted the recognition and disclosure provisions and early adopted the measurement date provisions of SFAS 158. This pronouncement requires the recognition of the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in our financial statements, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs or credits, as applicable, and the unrecognized transition asset remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the past under the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost over future periods consistent with our historical accounting policy for amortizing such amounts. Further, the components of the benefit obligations that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income. Those amounts will also be subsequently recognized as a component of net periodic pension cost as previously described. The adoption of SFAS 158 had no effect on our net earnings for any period presented, and it will not affect our operating results in future periods.
     The following table summarizes the amounts included in accumulated other comprehensive income as of December 31.

	2008		2007
(In millions)	Japan	U.S.	Japan	U.S.

Net loss	$64	$102	$36	$47
Prior service cost (credit)	(5)	1	(4)	1
Transition obligation	2	—	2	—

Total	$61	$103	$34	$48

     No prior service costs or credits arose during 2008 and the amounts of prior service costs and credits as well as transition obligation amortized to expense were immaterial for the years ended December 31, 2008, 2007 and 2006. Amortization of actuarial losses to expense in 2009 is estimated to be $3 million for the Japanese plan and $4 million for the U.S. plan, while the amortization of prior service costs and credits and transition obligation are expected to be negligible.
     The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31.

	2008		2007
(In millions)	Japan	U.S.	Japan	U.S.

Net loss (gain)	$17	$57	$2	$(11)
Amortization of net loss	(2)	(2)	(1)	(4)

Total	$15	$55	$1	$(15)

     Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2008		2007
(In millions)	Japan	U.S.	Japan	U.S.

Projected benefit obligation:
Benefit obligation, beginning of year	$125	$186	$110	$184
Service cost	11	10	9	10
Interest cost	3	11	3	10
Actuarial loss (gain)	(1)	(2)	—	(14)
Benefits paid	(2)	(4)	(2)	(4)
Effect of foreign exchange rate changes	33	—	5	—

Benefit obligation, end of year	169	201	125	186

Plan assets:
Fair value of plan assets, beginning of year	79	150	66	126
Actual return on plan assets	(16)	(48)	—	8
Employer contribution	14	30	11	20
Benefits paid	(2)	(4)	(2)	(4)
Effect of foreign exchange rate changes	19	—	4	—

Fair value of plan assets, end of year	94	128	79	150

Funded status	$(75)	$(73)	$(46)	$(36)

Accumulated benefit obligation	$146	$151	$106	$139

     At December 31, 2008, other liabilities included a liability for both plans in the amount of $148 million, compared with $82 million a year ago. In December 2008, we pre-funded $10 million to the U.S. plan that we had originally planned to contribute in 2009. We accelerated the timing of this contribution to improve the funded status of the plan in light of the effect that recent market volatility has had on plan asset fair values. We plan to make contributions of $10 million to the U.S. plan and $16 million to the Japanese plan in 2009.
     The composition of plan assets as of December 31 was as follows:

	2008		2007
	Japan	U.S.	Japan	U.S.

Equity securities	30%	61%	36%	61%
Fixed-income securities	70	34	64	34
Cash and cash equivalents	—	1	—	1
Other	—	4	—	4

Total	100%	100%	100%	100%

     Equity securities held by our U.S. plan included $3 million (2.1% of plan assets) of Aflac Incorporated common stock at December 31, 2008, compared with $4 million (2.5% of plan assets) at December 31, 2007. Target asset allocations for U.S. plan assets are 60% to 65% equity securities, 35% to 40% fixed-income securities and 0% to 3% cash and cash equivalents. Target asset allocations for Japanese plan assets are 35% equity securities and 65% fixed-income securities. As discussed below, the investment strategy of our pension plans is long-term in nature.
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
     Expected future benefit payments for the U.S. and Japanese plans are as follows:

(In millions)	Japan	U.S.

2009	$4	$4
2010	5	5
2011	5	5
2012	6	6
2013	6	7
2014 - 2018	36	48

     The components of retirement expense and actuarial assumptions for the Japanese and U.S. pension plans for the years ended December 31 were as follows:

	2008		2007		2006
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$11	$10	$9	$10	$8	$9
Interest cost	3	11	3	10	3	9
Expected return on plan assets	(2)	(12)	(2)	(10)	(1)	(7)
Amortization of net actuarial loss	2	2	1	4	2	3

Net periodic benefit cost	$14	$11	$11	$14	$12	$14

Weighted-average actuarial assumptions used in the calculations:
Discount rate — net periodic benefit cost	2.50%	6.00%	2.50%	5.50%	2.50%	5.50%
Discount rate — benefit obligations	2.50	6.25	2.50	6.00	2.50	5.50
Expected long-term return on plan assets	2.50	8.00	2.50	8.00	2.50	8.00
Rate of compensation increase	N/A *	4.00	N/A *	4.00	N/A *	4.00

*	Not applicable
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
     In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $11 million in 2008, $5 million in 2007 and $16 million in 2006. The accrued retirement liability for the unfunded supplemental retirement plans was $217 million at December 31, 2008, compared with $204 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.
     Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $46 million in 2008, $45 million in 2007 and $40 million in 2006.

13. COMMITMENTS AND CONTINGENT LIABILITIES
     We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of seven years and an aggregate remaining cost of 21.0 billion yen ($230 million using the December 31, 2008, exchange rate). The second agreement provides distributed computer mid-range server operations and support for Aflac Japan. It has a remaining term of seven years and an aggregate remaining cost of 26.7 billion yen ($293 million using the December 31, 2008, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of 7.2 billion yen ($79 million using the December 31, 2008, exchange rate).
     We have an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of six years with an aggregate remaining cost of 6.0 billion yen ($66 million using the December 31, 2008, exchange rate).
     We lease office space and equipment under agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2008, were as follows:

(In millions)

2009	$63
2010	31
2011	14
2012	12
2013	12
Thereafter	41

Total future minimum lease payments	$173

     In a strategic marketing effort to continue to reach business decision makers and the large and loyal NASCAR fan base to grow our U.S. business, we have entered into an $84 million agreement with Roush Fenway for the primary sponsorship of racing driver Carl Edwards, starting in 2009 and continuing through 2011. We plan to contract with co-sponsors during the term of this agreement, which could reduce our total cost.
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
14. SUPPLEMENTARY INFORMATION

(In millions)	2008	2007	2006

Supplemental disclosures of cash flow information:
Income taxes paid	$765	$416	$569
Interest paid	27	26	15
Impairment losses included in realized investment gains (losses)	752	22	1
Noncash financing activities:
Capitalized lease obligations	3	1	9
Dividends declared	131	—	91
Treasury stock issued for:
Associate stock bonus	43	38	35
Shareholder dividend reinvestment	20	19	15
Share-based compensation grants	2	2	2

Unaudited Consolidated Quarterly Financial Data
     In management’s opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

	March 31,	June 30,	September 30,	December 31,
(In millions, except for per-share amounts)	2008	2008	2008	2008

Premium income	$3,635	$3,684	$3,647	$3,981
Net investment income	627	637	637	677
Realized investment gains (losses)	(7)	(1)	(597)	(402)
Other income	12	16	4	4

Total revenues	4,267	4,336	3,691	4,260
Total benefits and expenses	3,541	3,596	3,543	3,959

Earnings before income taxes	726	740	148	301
Total income tax	252	257	48	104

Net earnings	$474	$483	$100	$197

Net earnings per basic share	$.99	$1.02	$.21	$.42
Net earnings per diluted share	.98	1.00	.21	.42

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Premium income	$3,156	$3,162	$3,260	$3,395
Net investment income	566	572	592	604
Realized investment gains (losses)	13	15	1	(1)
Other income	16	15	8	20

Total revenues	3,751	3,764	3,861	4,018
Total benefits and expenses	3,115	3,129	3,219	3,433

Earnings before income taxes	636	635	642	585
Total income tax	220	220	222	203

Net earnings	$416	$415	$420	$382

Net earnings per basic share	$.85	$.85	$.86	$.79
Net earnings per diluted share	.84	.84	.85	.78

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2008 and 2007.
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
     (c) Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     Not applicable.

PART III
     Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2009, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

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

ITEM 11.	EXECUTIVE COMPENSATION.	Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2008 Summary Compensation Table; 2008 Grants of Plan-Based Awards; 2008 Outstanding Equity Awards at Fiscal Year-End; 2008 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In- Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	Voting Securities; Principal Holders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

Refer to the Information Contained in the Proxy
Statement under Captions (filed electronically)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	3. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
3. EXHIBIT INDEX
An “Exhibit Index” has been filed as part of this Report beginning on the following page and is incorporated herein by this reference.
     Schedules other than those listed above are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

     In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
     Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b) Exhibit Index

3.0		-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended, effective February 10, 2009.
4.0		-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008.
10.2	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 - incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.3	*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, dated January 1, 2007 — incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).
10.4	*	-	Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, dated December 6, 2007 — incorporated by reference from 2007 Form 10-K, Exhibit 10.3 (File No. 001-07434).
10.5	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009.
10.6	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 — incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.7	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 — incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).
10.8	*	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, dated June 27, 2007 — incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).
10.9	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009.
10.10	*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11	*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008.
10.12	*	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.13	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.14	*	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.15	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.16	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.17	*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.18	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.19	*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 - incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.20	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.21	*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008.
10.22	*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.23	*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.24	*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.25	*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.26	*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive
Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.27	*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.28	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.29	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.30	*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.31	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 - incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.32	*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008.
10.33	*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.34	*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008.
10.35	*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008.
10.36	*	-	Aflac Incorporated Employment Agreement with Akitoshi Kan, dated April 1, 2001, and amended February 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.37	*	-	Aflac Incorporated Retirement Agreement with Akitoshi Kan, dated August 12, 2008 - incorporated by reference from Form 10-Q for September, 30 2008, Exhibit 10.30.
10.38	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 - incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.39	*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008.
10.40	*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994, and as amended December 10, 2008.
10.41	*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007.
10.42	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.43	*	-	Aflac Consulting Arrangement with E. Stephen Purdom — incorporated by reference from 2007 Form 10-K, Exhibit 10.33 (File No. 001-07434).
10.44	*	-	Aflac Incorporated Accelerated Share Repurchase Agreement with Merrill Lynch, Pierce, Fenner & Smith, dated February 4, 2008 — incorporated by reference from Form 8-K dated February 6, 2008, Exhibit 10.1 (File No. 001-07434).
10.45	*	-	Aflac Incorporated Share Repurchase Agreement with Goldman, Sachs & Co., dated August 26, 2008 — incorporated by reference from Form 8-K dated August 26, 2008, Exhibit 10.1 (File No. 001-07434).
11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21		-	Subsidiaries.

23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135324 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-135327 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-155678 with respect to the AFL Stock Plan.
24	-	Power of attorney, dated February 10, 2009.
24.1	-	Power of attorney, dated February 10, 2009.
31.1	-	Certification of CEO dated February 19, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated February 19, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated February 19, 2009, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan agreement

(c) FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm on Financial
Statement Schedules
The shareholders and board of directors of Aflac Incorporated:
Under date of February 19, 2009, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2008, and 2007, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2008, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
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
February 19, 2009

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2008	2007	2006

Revenues:
Dividends from subsidiaries*	$1,062	$1,363	$667
Management and service fees from subsidiaries*	71	80	68
Investment income	20	31	16
Interest from subsidiaries*	6	6	5
Realized investment gains (losses)	(4)	—	—
Change in fair value of the interest rate component of the cross-currency swaps	(5)	4	—
Other income (loss)	—	—	2

Total revenues	1,150	1,484	758

Operating expenses:
Interest expense	26	21	17
Other operating expenses	61	57	59

Total operating expenses	87	78	76

Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,063	1,406	682
Income tax expense (benefit):
Current	(2)	1	—
Deferred	(3)	(2)	(2)

Total income taxes	(5)	(1)	(2)

Earnings before equity in undistributed earnings of subsidiaries	1,068	1,407	684
Equity in undistributed earnings of subsidiaries*	186	227	799

Net earnings	$1,254	$1,634	$1,483

* Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2008	2007

Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $111 in 2008 and $109 in 2007)	$100	$105
Investments in subsidiaries*	8,078	9,127
Other investments	7	8
Cash and cash equivalents	258	1,034

Total investments and cash	8,443	10,274
Due from subsidiaries*	131	90
Other assets	84	66

Total assets	$8,658	$10,430

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$1,713	$1,457
Employee benefit plans	222	171
Income taxes	(238)	(66)
Other liabilities	322	73

Total liabilities	2,019	1,635

Shareholders’ Equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2008 and 1,000,000 shares in 2007; issued 660,035 shares in 2008 and 658,604 shares in 2007	66	66
Additional paid-in capital	1,184	1,054
Retained earnings	11,306	10,637
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	750	129
Unrealized gains (losses) on investment securities	(1,211)	874
Pension liability adjustment	(121)	(69)
Treasury stock, at average cost	(5,335)	(3,896)

Total shareholders’ equity	6,639	8,795

Total liabilities and shareholders’ equity	$8,658	$10,430

*	Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2008	2007	2006

Cash flows from operating activities:
Net earnings	$1,254	$1,634	$1,483
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(187)	(227)	(799)
Other, net	25	26	23

Net cash provided by operating activities	1,092	1,433	707

Cash flows from investing activities:
Fixed maturity securities sold	1	8	—
Fixed maturity securities purchased	(8)	(14)	(4)
Other investments sold (purchased)	1	(1)	—
Other, net	—	1	—

Net cash used by investing activities	(6)	(6)	(4)

Cash flows from financing activities:
Purchases of treasury stock	(1,490)	(606)	(470)
Proceeds from borrowings	—	242	382
Principal payments under debt obligations	—	(242)	(355)
Dividends paid to shareholders	(434)	(373)	(258)
Treasury stock reissued	75	85	77
Proceeds from exercise of stock options	27	24	15
Net change in amount due to/from subsidiaries*	(40)	(26)	7
Other, net	—	—	5

Net cash used by financing activities	(1,862)	(896)	(597)

Net change in cash and cash equivalents	(776)	531	106
Cash and cash equivalents, beginning of year	1,034	503	397

Cash and cash equivalents, end of year	$258	$1,034	$503

*	Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income

	Years ended December 31,
(In millions)	2008	2007	2006

Net earnings	$1,254	$1,634	$1,483

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during year — parent only	(378)	(81)	(1)
Equity in change in unrealized foreign currency translation gains (losses) of subsidiaries during year	542	73	(11)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during year — parent only	(7)	(2)	(2)
Equity in unrealized gains (losses) on investment securities held by subsidiaries	(4,071)	(846)	(640)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	926	(28)	(79)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) during year	(2)	(1)	—
Pension liability adjustment during year	(81)	14	5

Total other comprehensive income (loss) before income taxes	(3,071)	(871)	(728)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,555)	(379)	(241)

Other comprehensive income (loss), net of income taxes	(1,516)	(492)	(487)

Total comprehensive income (loss)	$(262)	$1,142	$996

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
(A) Notes Payable
     A summary of notes payable as of December 31 follows:

(In millions)	2008	2007

6.50% senior notes due April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	165	131
2.26% notes due September 2016 (principal amount 10 billion yen)	110	88
Variable interest rate notes due September 2011 (1.23% at December 2008, principal amount 20 billion yen)	220	175
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	439	350
1.87% notes due June 2012 (principal amount 30 billion yen)	329	263

Total notes payable	$1,713	$1,457

     The aggregate contractual maturities of notes payable during each of the years after December 31, 2008, are as follows:

(In millions)

2009	$450
2010	439
2011	385
2012	329
2013	—
Thereafter	110

Total	$1,713

     For further information regarding notes payable, see Note 7 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
     We have only limited activity with derivative financial instruments. We do not use them for trading purposes nor do we engage in leveraged derivative transactions. The Parent Company has contracts for cross-currency swaps related to its senior notes payable and interest-rate swaps related to its variable interest rate Uridashi notes. For further information regarding these derivatives, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions
     See Note 11 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2008	2007	2006

Interest paid	$27	$21	$17
Noncash financing activities:
Treasury shares issued	20	19	15

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

	Deferred Policy	Future Policy		Other
	Acquisition	Benefits & Unpaid	Unearned	Policyholders’
(In millions)	Costs	Policy Claims	Premiums	Funds

2008:
Aflac Japan	$5,644	$56,051	$764	$2,651
Aflac U.S.	2,593	6,375	110	265
All other	—	2	—	1

Total	$8,237	$62,428	$874	$2,917

2007:
Aflac Japan	$4,269	$42,314	$584	$1,797
Aflac U.S.	2,385	5,814	109	56
All other	—	2	—	—

Total	$6,654	$48,130	$693	$1,853

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

		Net		Amortization of	Other
	Premium	Investment	Benefits and	Deferred Policy	Operating	Premiums
(In millions)	Revenue	Income	Claims	Acquisition Costs	Expenses	Written

2008:
Aflac Japan	$10,674	$2,053	$7,972	$405	$2,115	$10,786
Aflac U.S.	4,272	505	2,527	370	1,145	4,277
All other	1	20	—	—	106	—

Total	$14,947	$2,578	$10,499	$775	$3,366	$15,063

2007:
Aflac Japan	$9,037	$1,801	$6,935	$318	$1,791	$9,069
Aflac U.S.	3,936	500	2,350	322	1,081	3,946
All other	—	32	—	—	97	—

Total	$12,973	$2,333	$9,285	$640	$2,969	$13,015

2006:
Aflac Japan	$8,762	$1,688	$6,847	$284	$1,691	$8,834
Aflac U.S.	3,552	465	2,169	290	983	3,562
All other	—	18	—	—	88	—

Total	$12,314	$2,171	$9,016	$574	$2,762	$12,396

See the accompanying Report of Independent Registered Public Accounting Firm.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
(In millions)	Amount	Companies	companies	Amount	to Net

2008:
Life insurance in force	$123,200	$3,728	$—	$119,472	—%

Premiums:
Health insurance	$13,363	$2	$—	$13,361	—%
Life insurance	1,598	12	—	1,586	—

Total earned premiums	$14,961	$14	$—	$14,947	—%

2007:
Life insurance in force	$98,027	$2,884	$—	$95,143	—%

Premiums:
Health insurance	$11,650	$—	$—	$11,650	—%
Life insurance	1,335	12	—	1,323	—

Total earned premiums	$12,985	$12	$—	$12,973	—%

2006:
Life insurance in force	$87,855	$2,515	$—	$85,340	—%

Premiums:
Health insurance	$11,100	$—	$—	$11,100	—%
Life insurance	1,224	10	—	1,214	—

Total earned premiums	$12,324	$10	$—	$12,314	—%

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

Aflac Incorporated
February 19, 2009	By:	/s/ Daniel P. Amos
(Daniel P. Amos)
Chief Executive Officer, Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 19, 2009	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

February 19, 2009	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services; Chief Accounting Officer

February 19, 2009	/s/ Daniel P. Amos (Daniel P. Amos)
Director

February 19, 2009	* (J. Shelby Amos II)
Director

February 19, 2009	/s/ Paul S. Amos II (Paul S. Amos II)
Director

February 19, 2009	* (Yoshiro Aoki)
Director

February 19, 2009	* (Michael H. Armacost)
Director

February 19, 2009	* (Joe Frank Harris)
Director

February 19, 2009	* (Elizabeth J. Hudson)
Director

February 19, 2009	* (Kenneth S. Janke Sr.)
Director

February 19, 2009	* (Douglas W. Johnson)
Director

February 19, 2009	* (Robert B. Johnson)
Director

February 19, 2009	* (Charles B. Knapp)
Director

February 19, 2009	* (E. Stephen Purdom)
Director

February 19, 2009	* (Barbara K. Rimer)
Director

February 19, 2009	/s/ Marvin R. Schuster (Marvin R. Schuster)
Director

February 19, 2009	* (David G. Thompson)
Director

February 19, 2009	/s/ Robert L. Wright (Robert L. Wright)
Director

* By:	/s/ Daniel P. Amos
	Name:	Daniel P. Amos
Attorney-in-fact