Form 10-Q
period 2009-03-31
AFLAC INC
filed 2009-05-08
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 5, 2009

Common Stock, $.10 Par Value	467,444,323 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Review by Independent Registered Public Accounting Firm
     The March 31, 2009, and 2008, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on the following page.

ii

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2008, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 19, 2009, we expressed an unqualified opinion on those consolidated financial statements.
Atlanta, Georgia
May 8, 2009

iii

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,

(In millions, except for share and per-share amounts - Unaudited)	2009	2008

Revenues:
Premiums, principally supplemental health insurance	$4,115	$3,635
Net investment income	688	627
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(238)	—
Other-than-temporary impairment losses recognized in other comprehensive income	4	—

Net impairment losses realized	(234)	—
Sales and redemptions	225	(7)

Total realized investment gains (losses)	(9)	(7)
Other income	24	12

Total revenues	4,818	4,267

Benefits and expenses:
Benefits and claims	2,811	2,538
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	250	192
Insurance commissions	389	358
Insurance expenses	457	413
Interest expense	8	7
Other operating expenses	32	33

Total acquisition and operating expenses	1,136	1,003

Total benefits and expenses	3,947	3,541

Earnings before income taxes	871	726
Income taxes	302	252

Net earnings	$569	$474

Net earnings per share:
Basic	$1.22	$.99
Diluted	1.22	.98

Common shares used in computing earnings per share (In thousands):
Basic	466,097	478,138
Diluted	467,132	484,417

Cash dividends per share	$.28	$.24

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2009	December 31,
(In millions)	(Unaudited)	2008

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $33,970 in 2009 and $36,034 in 2008)	$31,339	$35,012
Perpetual securities (amortized cost $8,371 in 2009 and $9,074 in 2008)	6,209	8,047
Equity securities (cost $22 in 2009 and $24 in 2008)	25	27
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $20,666 in 2009 and $23,084 in 2008)	22,876	24,436
Other investments	84	87
Cash and cash equivalents	1,196	941

Total investments and cash	61,729	68,550
Receivables, primarily premiums	667	920
Accrued investment income	599	650
Deferred policy acquisition costs	7,887	8,237
Property and equipment, at cost less accumulated depreciation	570	597
Other	363	377

Total assets	$71,815	$79,331

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,
	2009	December 31,
(In millions, except for share and per-share amounts)	(Unaudited)	2008

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$55,995	$59,310
Unpaid policy claims	3,013	3,118
Unearned premiums	824	874
Other policyholders’ funds	2,832	2,917

Total policy liabilities	62,664	66,219
Notes payable	1,573	1,721
Income taxes	368	1,201
Payables for return of cash collateral on loaned securities	111	1,733
Other	1,900	1,818
Commitments and contingent liabilities (Note 9)

Total liabilities	66,616	72,692

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2009 and 2008; issued 660,426 shares in 2009 and 660,035 shares in 2008	66	66
Additional paid-in capital	1,190	1,184
Retained earnings	11,875	11,306
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	495	750
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	(2,983)	(1,211)
Unrealized gains (losses) on other-than-temporarily impaired securities	(3)	—

Total unrealized gains (losses) on investment securities	(2,986)	(1,211)
Pension liability adjustment	(117)	(121)
Treasury stock, at average cost	(5,324)	(5,335)

Total shareholders’ equity	5,199	6,639

Total liabilities and shareholders’ equity	$71,815	$79,331

Shareholders’ equity per share	$11.12	$14.23

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,

(In millions, except for per-share amounts - Unaudited)	2009	2008

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,184	1,054
Exercise of stock options, including income tax benefits	—	17
Share-based compensation	6	7
Gain on treasury stock reissued	—	12

Balance, end of period	1,190	1,090

Retained earnings:
Balance, beginning of period	11,306	10,637
Net earnings	569	474
Dividends to shareholders	—	(114)

Balance, end of period	11,875	10,997

Accumulated other comprehensive income:
Balance, beginning of period	(582)	934
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(255)	334
Change in unrealized gains (losses) on investment securities during period, net of income taxes:
Change in unrealized gains (losses) on securities not other-than-temporarily impaired, net of income taxes	(1,772)	(639)
Change in unrealized gains (losses) on other-than-temporarily impaired securities, net of income taxes	(3)	—

Total change in unrealized (losses) on investment securities during period, net of income taxes	(1,775)	(639)
Pension liability adjustment during period, net of income taxes	4	(2)

Balance, end of period	(2,608)	627

Treasury stock:
Balance, beginning of period	(5,335)	(3,896)
Purchases of treasury stock	(2)	(764)
Cost of shares issued	13	14

Balance, end of period	(5,324)	(4,646)

Total shareholders’ equity	$5,199	$8,134

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,

(In millions - Unaudited)	2009	2008

Cash flows from operating activities:
Net earnings	$569	$474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	257	134
Increase in deferred policy acquisition costs	(68)	(102)
Increase in policy liabilities	734	783
Change in income tax liabilities	187	(117)
Realized investment (gains) losses	12	7
Other, net	(42)	17

Net cash provided by operating activities	1,649	1,196

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	3,575	192
Fixed maturities matured or called	1,087	232
Perpetual securities sold	—	99
Securities held to maturity:
Fixed maturities matured or called	103	—
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(3,615)	(1,156)
Securities held to maturity:
Fixed maturities	(832)	(550)
Cash received as collateral on loaned securities, net	(1,582)	97
Other, net	(61)	(16)

Net cash used by investing activities	$(1,325)	$(1,102)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,

(In millions - Unaudited)	2009	2008

Cash flows from financing activities:
Purchases of treasury stock	$(2)	$(764)
Change in investment-type contracts, net	90	60
Dividends paid to shareholders	(131)	(109)
Treasury stock reissued	4	9
Principal payments under debt obligations	(1)	(1)
Other, net	(5)	16

Net cash used by financing activities	(45)	(789)

Effect of exchange rate changes on cash and cash equivalents	(24)	40

Net change in cash and cash equivalents	255	(655)
Cash and cash equivalents, beginning of period	941	1,563

Cash and cash equivalents, end of period	$1,196	$908

Supplemental disclosures of cash flow information:
Income taxes paid	$190	$295
Interest paid	6	5
Impairment losses included in realized investment gains (losses)	234	—
Noncash financing activities:
Treasury shares issued for:
Associate stock bonus	6	10
Shareholder dividend reinvestment	—	5
Shared-based compensation grants	3	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,

(In millions - Unaudited)	2009	2008

Net earnings	$569	$474

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	(109)	77
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(2,763)	(957)
Reclassification adjustment for realized (gains) losses included in net earnings	12	7
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	1	(1)
Pension liability adjustment during period	6	(4)

Total other comprehensive income (loss) before income taxes	(2,853)	(878)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(827)	(571)

Other comprehensive income (loss), net of income taxes	(2,026)	(307)

Total comprehensive income (loss)	$(1,457)	$167

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data — Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 74% and 72% of the Company’s total revenues in the three-month periods ended March 31, 2009 and 2008, respectively, and comprised 86% and 87% of total assets at March 31, 2009, and December 31, 2008, respectively.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Aflac Incorporated and subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2009, and December 31, 2008, and the consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2009, and 2008. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2008.
     Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into

U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-month periods ended March 31, 2009 and 2008.
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
     Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating, among other factors, the length of time and the extent to which amortized cost exceeds fair value, the financial condition, operations, credit and liquidity posture, and future prospects of the issuer as well as our intent or need to dispose of the security prior to a recovery of its fair value. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate.
     If, after monitoring and analyses, management believes that fair value will not recover prior to the disposal of the security, we recognize an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two separate components, that portion of the impairment related to credit and that portion of the impairment related to factors other than credit. We automatically recognize a charge to earnings for the credit related portion of other-than-temporary impairments. Other-than-temporary impairments related to factors other than credit are charged to earnings in the event we determine that is unlikely that the fair value of the security will recover prior to its disposal, otherwise, non-credit related other-than-temporary impairments are charged to other comprehensive income.
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
     For further information regarding our investments, see Note 3.
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
     Derivatives: We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions. At March 31, 2009, our only outstanding derivative contracts were interest-rate swaps related to our 20 billion yen variable interest rate Uridashi notes and cross-currency swaps related to our $450 million senior notes (see Notes 4 and 5).
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
     New Accounting Pronouncements: In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP on fair-value measurements provides guidance on how to determine the fair value of assets and liabilities under Statement 157 in the current economic environment and reemphasizes that the objective of a fair-value measurement remains an exit price. This FSP provides factors to consider when determining whether there has been a significant decrease in the volume and level of activity in the market for an asset or liability as well as provides factors for companies to consider in identifying transactions that are not orderly. The FSP also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value in accordance with FAS 157 when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 157-4 as of March 31, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. In accordance with this FSP, the intention to sell a security and the expectation regarding the recovery of the entire amortized cost basis of a security governs the recognition of other-than-temporary impairment losses. This FSP also modifies the presentation of other-than-temporary impairment losses in financial statements and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires publicly traded companies to disclose the fair value of financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments” in interim financial statements. This FSP also requires companies to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and to discuss changes, if any, to those methods or assumptions during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 107-1 and APB 28-1 as of March 31, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 as of January 1, 2009. The adoption of this standard did not have an effect on our financial position or results of operations.
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

We adopted the provisions of SFAS 160 as of January 1, 2009. The adoption of this standard did not have an effect on our financial position or results of operations.
     Securities and Exchange Commission (SEC) Guidance: On October 14, 2008, the SEC issued a letter to the FASB addressing questions raised by various interested parties regarding declines in the fair value of perpetual preferred securities, or so-called “hybrid securities,” which have both debt and equity characteristics, and the assessment of those declines under existing accounting guidelines for other-than-temporary impairments. In its letter, the SEC recognized that hybrid securities are often structured in equity form but generally possess significant debt-like characteristics. The SEC also recognized that existing accounting guidance does not specifically address the impact, if any, of the debt-like characteristics of these hybrid securities on the assessment of other-than-temporary impairments.
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
     In light of the recent unprecedented volatility in the debt and equity markets, we concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008. Included in the $191 million other-than-temporary impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to the perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. In response to the SEC letter mentioned above regarding the appropriate impairment model for hybrid securities, we have applied our debt security impairment model to our perpetual securities in periods subsequent to June 30, 2008, with the exception of certain securities that have shown evidence of a deterioration in credit of the issuer and are therefore being evaluated under our equity impairment model. We will continue with this approach pending further guidance from the SEC or the FASB.
     Recent accounting guidance not discussed above is not applicable to our business.
     For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

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

(In millions)	2009	2008

Revenues:
Aflac Japan:
Earned premiums	$3,012	$2,585
Net investment income	560	496
Other income	7	(1)

Total Aflac Japan	3,579	3,080

Aflac U.S.:
Earned premiums	1,103	1,050
Net investment income	125	123
Other income	2	3

Total Aflac U.S.	1,230	1,176

Other business segments	11	10

Total business segment revenues	4,820	4,266
Realized investment gains (losses)	(9)	(7)
Corporate	35	29
Intercompany eliminations	(28)	(21)

Total revenues	$4,818	$4,267

(In millions)	2009	2008

Pretax earnings:
Aflac Japan	$681	$554
Aflac U.S.	204	191
Other business segments	—	(3)

Total business segments	885	742
Interest expense, noninsurance operations	(7)	(7)
Corporate and eliminations	(9)	(7)

Pretax operating earnings	869	728
Realized investment gains (losses)	(9)	(7)
Impact from SFAS 133	(5)	5
Gain on extinguishment of debt	16	—

Total earnings before income taxes	$871	$726

Income taxes applicable to pretax operating earnings	$302	$253
Effect of foreign currency translation on operating earnings	41	25

     Assets were as follows:

	March 31,	December 31,
(In millions)	2009	2008

Assets:
Aflac Japan	$61,814	$69,141
Aflac U.S.	9,632	9,679
Other business segments	165	166

Total business segment	71,611	78,986
Corporate	6,990	8,716
Intercompany eliminations	(6,786)	(8,371)

Total assets	$71,815	$79,331

3. INVESTMENTS
     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$9,918	$486	$47	$10,357
Mortgage- and asset-backed securities	449	2	3	448
Public utilities	2,142	132	57	2,217
Collateralized debt obligations	264	28	—	292
Sovereign and supranational	785	25	154	656
Banks/financial institutions	4,493	55	892	3,656

Other corporate	5,999	82	872	5,209

Total yen-denominated	24,050	810	2,025	22,835

Dollar-denominated:
U.S. government and agencies	247	5	1	251
Municipalities	151	2	17	136
Mortgage- and asset-backed securities	726	10	175	561
Collateralized debt obligations	29	2	4	27
Public utilities	1,402	21	163	1,260
Sovereign and supranational	316	28	17	327
Banks/financial institutions	2,685	29	746	1,968
Other corporate	4,364	137	527	3,974

Total dollar-denominated	9,920	234	1,650	8,504

Total fixed maturities	33,970	1,044	3,675	31,339

Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,784	57	2,086	5,755
Other corporate	273	1	22	252
Dollar-denominated:
Banks/financial institutions	314	5	117	202

Total perpetual securities	8,371	63	2,225	6,209

Equity securities	22	5	2	25

Total securities available for sale	$42,363	$1,112	$5,902	$37,573

	March 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$205	$4	$—	$209
Municipalities	81	1	5	77
Mortgage- and asset-backed securities	89	—	1	88
Collateralized debt obligations	255	—	95	160
Public utilities	3,812	53	220	3,645
Sovereign and supranational	3,857	47	298	3,606
Banks/financial institutions	11,143	50	1,515	9,678
Other corporate	3,234	64	147	3,151

Total yen-denominated	22,676	219	2,281	20,614

Dollar-denominated:
Collateralized debt obligations	200	—	148	52

Total dollar-denominated	200	—	148	52

Total securities held to maturity	$22,876	$219	$2,429	$20,666

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
U.S. government and agencies	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

     The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4.
     During the first quarter of 2009, we reclassified six investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $497 million and an aggregate unrealized loss of $200 million.

     The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition by Credit Rating

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.1%	5.4%	5.7%	5.8%
AA	34.5	37.4	39.8	42.2
A	37.1	36.1	34.1	33.2
BBB	18.3	17.7	18.6	17.6
BB or lower	5.0	3.4	1.8	1.2

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, various downgrades occurred during the first three months of 2009, causing a shift in composition by credit rating. The percentage of AA rated securities decreased as a result of downgrades of banks and financial institutions investments. The percentage of A and BB or lower rated securities increased due to downgrades of higher rated securities.
     The following table shows the subordination distribution of our debt and perpetual securities.
Subordination Distribution of Debt and Perpetual Securities

	March 31, 2009		December 31, 2008
	Amortized	Percentage	Amortized	Percentage
(In millions)	Cost	of Total	Cost	of Total

Senior notes	$48,120	73.8%	$51,091	73.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,252	11.2	7,777	11.2
Upper Tier II	275	.4	340	.5
Tier I*	723	1.1	750	1.1
Surplus Notes	339	.5	374	.5
Trust Preferred — Non-banks	86	.1	86	.1
Other subordinated — Non-banks	51	.1	52	.1

Total fixed maturities	8,726	13.4	9,379	13.5

Perpetual securities (economic maturity date):
Upper Tier II	6,054	9.3	6,532	9.4
Tier I	2,317	3.5	2,542	3.6

Total perpetual securities	8,371	12.8	9,074	13.0

Total debt and perpetual securities	$65,217	100.0%	$69,544	100.0%

*	Includes Trust Preferred securities
     As of March 31, 2009, the majority, or 73.8%, of our total investments in debt and perpetual securities was senior debt, while our investments in subordinated financial instruments comprised the remaining 26.2%. Our subordinated securities primarily consist of Lower Tier II, Upper Tier II, and Tier I securities. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper

Tier II and Tier I investments consist of fixed maturity debt instruments and perpetual securities. Perpetual securities have contractually scheduled cash flows but have an economic maturity as opposed to a stated or fixed maturity date. Perpetual securities comprised 95.7% and 76.2% of our total Upper Tier II and Tier I investments, respectively, as of March 31, 2009.
     Privately issued securities were as follows:
Privately Issued Securities

	March 31,	December 31,
(Amortized cost, in millions)	2009	2008

Privately issued securities as a percentage of total debt and perpetual securities	72.4%	72.0%

Privately issued securities held by Aflac Japan	$44,719	$47,516
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	68.6%	68.3%

Privately issued reverse-dual currency securities*	$13,602	$14,678
Reverse-dual currency securities* as a percentage of total privately issued securities	28.8%	29.3%

*	Principal payments in yen and interest payments in dollars
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
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the banks and financial institutions sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at March 31, 2009, based on amortized cost, was: Europe (48%); United States (20%); United Kingdom (9%); and Japan (9%).

     Our total investments in the banks and financial institutions sector, including those classified as perpetual securities, were as follows:

	March 31, 2009		December 31, 2008
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio
x
Debt Securities:
Amortized cost	$18,321	28%	$19,868	28%
Fair value	15,301	26	17,793	27

Perpetual Securities:
Upper Tier II:
Amortized cost	$5,781	9%	$6,238	9%
Fair value	4,638	8	5,960	9
Tier I:
Amortized cost	2,318	4	2,542	4
Fair value	1,321	2	1,780	3

Total:
Amortized cost	$26,420	41%	$28,648	41%
Fair value	21,260	36	25,533	39

     At March 31, 2009, we owned below-investment-grade debt and perpetual securities in the amount of $3.3 billion at amortized cost ($2.0 billion at fair value), or 5.0% of total debt and perpetual securities, compared with $1.3 billion at amortized cost ($786 million at fair value), or 1.8% of total debt and perpetual securities at December 31, 2008. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. These securities are held in the available-for-sale portfolio.

     Debt and perpetual securities classified as below investment grade were as follows:
Below-Investment-Grade Securities

	March 31, 2009			December 31, 2008
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	$842	$817	$461	$ *	$ *	$ *
UPM-Kymmene	316	316	176	*	*	*
The Royal Bank of Scotland**	312	237	155	*	*	*
Ford Motor Credit Company	305	305	176	329	329	143
CSAV	244	244	136	264	264	157
Hella KG Hueck & Co.	224	223	138	*	*	*
Dresdner Funding Bank AG (part of Commerzbank)	206	208	91	*	*	*
BAWAG**	142	123	58	154	133	88
IKB Deutsche Industriebank	132	132	62	143	143	47
Ford Motor Company	111	43	43	111	57	31
Beryl Finance Limited 2008-7****	102	102	106	110	110	116
Kommunalkredit Austria AG	102	102	71	*	*	*
Finance for Danish Industry	102	102	51	*	*	*
Beryl Finance Limited 2007-14****	76	49	53	82	53	53
Morgan Stanley Aces 2006-31****	61	11	11	—	—	—
Beryl Finance Limited 2006-15****	51	40	42	55	43	43
Beryl Finance Limited 2007-5****	51	41	43	55	44	44
Morgan Stanley Aces 2007-21****	51	3	7	55	3	3
Morgan Stanley Aces 2007-29****	51	12	12	*	*	*
Rinker Materials Corp	43	42	30	43	42	23
Security Benefit Life	33	2	2	*	*	*
Morgan Stanley Aces 2007-19****	30	4	6	30	4	4
Sprint Capital	23	24	16	22	24	16
Academica Charter Schools Finance LLC	22	24	16	22	24	17
Terra CDO LTD 2007-3****	20	5	5	*	*	*
BankAmerica	18	18	8	*	*	*
MBIA	16	17	6	*	*	*
Allied Capital Corp	15	13	3	*	*	*
American General Capital II	15	19	5	*	*	*
Tiers Georgia****	11	—	—	11	1	1
Morgan Stanley Aces 2006-23****	10	2	2	*	*	*
LMT 2006-3***	4	3	1	*	*	*
Arlo VII Limited 2007****	1	—	—	*	*	*

Total	$3,742	$3,283	$1,992	$1,486	$1,274	$786

*	Investment grade at respective reporting date

**	Perpetual security

***	Collateralized mortgage obligation

****	Collateralized debt obligation

     Information regarding realized gains and losses from investments for the three-month periods ended March 31 is as follows:

(In millions)	2009	2008

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$223	$—
Gross losses from sales	(1)	(9)
Net gains (losses) from redemptions	1	2
Impairment losses	(169)	—

Total debt securities	54	(7)

Perpetual securities:
Available for sale:
Impairment losses	(65)	—

Total perpetual securities	(65)	—

Other long-term assets	2	—

Total realized investment gains (losses)	$(9)	$(7)

Changes in unrealized gains (losses):
Debt securities:
Available for sale	$(1,608)	$(699)
Transferred to held to maturity	(9)	34
Perpetual securities:	—
Available for sale	(1,135)	(285)
Equity securities	—	—

Change in unrealized gains (losses)	$(2,752)	$(950)

     During the first quarter of 2009, realized pretax investment gains of $225 million ($146 million after tax) were generated through bond swaps to take advantage of tax loss carryforwards from previously incurred investment losses. We realized total pretax investment losses of $234 million ($152 million after tax) as a result of the recognition of other-than-temporary impairment losses. These other-than-temporary impairment losses consisted of $65 million ($42 million after tax) recognized on certain of our perpetual security investments whose issuers’ credit ratings fell to below investment grade during the quarter; $114 million ($74 million after tax) recognized on certain of our collateralized debt obligation (CDO) investments; $49 million ($32 million after tax) recognized on corporate bonds of two issuers, Ford Motor Company and Security Benefit Life; and $6 million ($4 million after tax) recognized on certain collateralized mortgage obligations (CMOs).

     During the first quarter of 2008, we realized pretax investment losses of $7 million (after-tax, $4 million, or $.01 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business.
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
     However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances. These factors include more significantly:
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
     Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent, need or both to sell the security prior to its anticipated recovery in value. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investment. However, a limited number of our investments are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model considers the same factors as our debt model but puts a primary focus on the severity of a security’s decline in fair value coupled with the length of time the security’s value has been impaired.

     As more fully discussed in the SEC Guidance section of Note 1, we apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the first quarter of 2009, the perpetual securities of two issuers we own were downgraded to below investment grade. As a result of these downgrades, we are required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities during the first quarter of 2009, we recognized $65 million ($42 million after tax) of other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model.
     During our review of certain CMOs, we determined that a portion of the other-than-temporary impairment of the securities was credit related, however the majority of the reduction in fair value below amortized cost was due to non-credit factors which we believe we will recover. As a result, we recognized an impairment charge of $6 million ($4 million after tax) in earnings for credit-related declines in value, and we recorded an unrealized loss of $4 million ($3 million after tax) in accumulated other comprehensive income for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors.
     The other-than-temporary impairment losses recognized in the first quarter of 2009 on which a portion was transferred to other comprehensive income related only to the other-than-temporary impairment of certain of our investments in collateralized mortgage obligations. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing price appreciation, prepayment speeds, and economic recession statistics. These other-than-temporary impairment charges recognized as a charge to income and as a charge to accumulated other than comprehensive income were immaterial as of and for the quarter ended March 31, 2009. The following table summarizes credit-related impairment losses on securities for which other-than-temporary losses were recognized and only the amount related to credit loss was recognized in earnings during the three-month period ended March 31, 2009.

(In millions)	2009

Balance of credit loss impairments, beginning of period	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	6

Balance of credit loss impairments, end of period	$6

     The following tables show the gross unrealized losses and fair values of our investments with unrealized losses that we consider to be temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

March 31, 2009
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$69	$1	$68	$1	$1	$—
Japan government and agencies:
Yen-denominated	3,735	47	3,447	30	288	17
Municipalities:
Dollar-denominated	86	17	47	2	39	15
Yen-denominated	25	5	25	5	—	—
Mortgage- and asset- backed securities:
Dollar-denominated	358	175	164	81	194	94
Yen-denominated	352	4	328	3	24	1
Collateralized debt obligations:
Dollar-denominated	65	152	65	152	—	—
Yen-denominated	159	95	138	65	21	30
Public utilities:
Dollar-denominated	905	163	547	71	358	92
Yen-denominated	3,530	277	1,581	70	1,949	207
Sovereign and supranational:
Dollar-denominated	97	17	70	8	27	9
Yen-denominated	3,123	452	2,003	76	1,120	376
Banks/financial institutions:
Dollar-denominated	1,508	746	852	226	656	520
Yen-denominated	10,720	2,407	3,440	240	7,280	2,167
Other corporate:
Dollar-denominated	2,471	527	1,134	143	1,337	384
Yen-denominated	5,967	1,019	2,505	164	3,462	855
Perpetual securities:
Dollar-denominated	170	117	51	44	119	73
Yen-denominated	5,440	2,108	2,753	349	2,687	1,759

Total debt and perpetual securities	38,780	8,329	19,218	1,730	19,562	6,599
Equity securities	7	2	4	1	3	1

Total temporarily impaired securities	$38,787	$8,331	$19,222	$1,731	$19,565	$6,600

December 31, 2008
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$77	$1	$76	$1	$1	$—
Japan government and agencies:
Yen-denominated	803	16	309	5	494	11
Municipalities:
Dollar-denominated	69	14	28	1	41	13
Mortgage- and asset- backed securities:
Dollar-denominated	406	189	284	138	122	51
Yen-denominated	26	1	—	—	26	1
Collateralized debt obligations:
Dollar-denominated	60	188	56	162	4	26
Yen-denominated	101	295	75	145	26	150
Public utilities:
Dollar-denominated	812	165	566	106	246	59
Yen-denominated	2,376	83	184	2	2,192	81
Sovereign and supranational:
Dollar-denominated	106	9	101	9	5	—
Yen-denominated	1,780	257	571	71	1,209	186
Banks/financial institutions:
Dollar-denominated	1,528	529	830	212	698	317
Yen-denominated	10,458	1,881	2,128	152	8,330	1,729
Other corporate:
Dollar-denominated	2,166	501	1,178	241	988	260
Yen-denominated	4,342	660	420	29	3,922	631
Perpetual securities:
Dollar-denominated	235	136	70	46	165	90
Yen-denominated	4,284	1,091	830	89	3,454	1,002

Total debt and perpetual securities	29,629	6,016	7,706	1,409	21,923	4,607
Equity securities	8	2	5	1	3	1

Total temporarily impaired securities	$29,637	$6,018	$7,711	$1,410	$21,926	$4,608

     As of March 31, 2009, 90% of our investments in the banks and financial institutions sector in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads globally and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Because we do not intend to sell and we do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Included in the unrealized losses on the banks and financial institutions sector as of March 31, 2009, was an unrealized loss of $217 million on Aflac’s investment of $337 million in SLM Corporation (SLM). Included in our investment in SLM is Aflac Japan’s yen-denominated investment in SLM totaling $307 million (30.1 billion yen). Our investment in SLM is senior unsecured obligations. SLM, more commonly known as Sallie Mae, is the largest originator, servicer, and collector of student loans in the United States, a majority of which are guaranteed by the U.S. government.
     We believe that the unrealized loss on our SLM investment was related to the funding pressures related to the company’s constrained ability to raise debt in both the secured and unsecured markets. The U.S. Department of Education has provided some funding relief to student lenders by agreeing to purchase existing and newly originated FFELP (Federal Family Education Loan Program) student loans, which has benefited SLM by allowing them to make profitable loans. While SLM has focused on building its private loan portfolio, the company has maintained a high quality book of loans, and a vast majority of SLM’s loans carry an explicit government guarantee. Considering this environment and its government backing, SLM has demonstrated an adequate liquidity profile.
     We have considered the factors impacting the fair value of SLM as of March 31, 2009, and based on our credit analysis, we believe that SLM’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in SLM to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Another component of the unrealized losses in the banks and financial institutions sector as of March 31, 2009, was an unrealized loss totaling $193 million related to Aflac’s $522 million investment in UniCredit S.p.A.’s German subsidiary Bayerische Hypo-und Vereinsbank AG (HVB). Aflac’s HVB investments include both yen- and dollar-denominated Tier I and Tier II hybrid instruments that are subordinated fixed maturity securities. The yen-denominated portion of these subordinated fixed maturity securities totaled $458 million (45.0 billion yen) with an unrealized loss of $153 million while the dollar-denominated portion of these securities totaled $64 million with an unrealized loss of $40 million at March 31, 2009. UniCredit, the parent company of HVB, is a financial services holding company based in Italy where it maintains a strong franchise with a significant presence in Germany, Austria, Poland and Central Eastern Europe. HVB is a key part of UniCredit with well-positioned retail and corporate banking franchises in the South and North of Germany. HVB also houses the Markets and Investment Banking Division of UniCredit.

     We believe that the fair value of our investment in HVB was negatively impacted by the downturn in the economic environment in the European economies, particularly Germany, HVB’s key market. The downturn was most pronounced in HVB’s Markets & Investment Banking division, which sustained pre-tax losses in 2008 of 2 billion euros due to the negative impact of trading losses, the increase in loan write-downs and provisions, and the negative net income from investments driven by impairments and a loss on investment properties. Also negatively impacting HVB’s fair value is its parent company’s marginal capital levels in 2008. In contrast however, despite the losses noted above, HVB reported much stronger capital levels than its parent company at the end of 2008.
     As a class of securities, hybrid securities, and particularly perpetual securities, suffered price erosion over the last several months due to the financial crisis and perceived higher payment deferral and extension risk. We have considered the risks common to perpetual securities, including payment deferral and extension risk as well as loss absorption risk, in light of HVB’s strong competitive position within the UniCredit franchise, HVB’s well-positioned retail and corporate banking franchises in the South and North of Germany, and HVB’s high capital ratios. HVB specifically stated in its 2008 earnings release that HVB will make payments on its participating certificates and hybrid capital instruments.
     In conjunction with HVB’s statement on making payments and based on our credit analysis, we believe that HVB’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in HVB to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Also included in the unrealized losses in the banks and financial institutions sector as of March 31, 2009, was an unrealized loss of $146 million on our investment of $555 million in fixed maturity securities issued by Bank of America Corporation (BAC) and its subsidiaries, including Merrill Lynch & Co., Inc. Included in our total investment in BAC was $281 million in senior instruments, $257 million of instruments considered to be Lower Tier II instruments, and $18 million in Tier I Trust Preferred Securities.
     BAC is one of the world’s largest financial institutions serving a full range of customers from individuals to large corporations in over 150 countries. Through the acquisition of FleetBoston in 2004, MBNA in 2006 and Countrywide in 2008, BAC has built a preeminent retail franchise in the U.S., which is a significant contributor to earnings. Upon the merger with Merrill Lynch as of January 1, 2009, BAC has become the largest bank in the U.S. in terms of total assets with the amount of $2.5 trillion. Its 55 million consumer and small business relationships reach approximately 82% of the U.S. population.
     We believe that the unrealized loss in our BAC investment was principally related to widening credit spreads globally in light of concerns surrounding the impact of the downturn in the global economies and BAC’s role as a consolidator within this environment and as a recipient of government support. While the downturn in the US economy and subsequent turn in economies around the world have negatively impacted all banks, BAC reported positive earnings when it reported net income of $4.2 billion for the first quarter of 2009 on April 20, 2009. However, BAC recognized that it will face extremely difficult challenges primarily from deteriorating credit quality driven by the weak economy and growing unemployment. We also believe the value of some of our investments in BAC have been negatively impacted by the overall view of subordinated securities issued by banks and financial institutions due to the global financial crisis, which includes a perceived higher risk of deferral and extension for more deeply subordinated issuance. Although the downturn has negatively impacted

BAC’s operations, BAC has reported strong profitability in the first quarter of 2009 against a backdrop of declining asset quality, and BAC has remained current on all of its debt service obligations.
     We have considered risks common to subordinated securities, which may include payment deferral extension risk, along with BAC’s leading position within the US, its diverse revenue sources, and its ability to generate profits. Based upon a review of these factors, we believe that BAC’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell our investment in BAC before a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     An additional amount included in the unrealized losses in the banks and financial institutions sector as of March 31, 2009, was an unrealized loss of $144 million on Aflac Japan’s investment of $305 million (30.0 billion yen) in bonds issued by Banco Espirito Santo, S.A. (BES). BES is a leading commercial bank in Portugal. BES provides commercial and investment banking services, and has leading market positions in Portugal in trade finance and pension plan asset management and has expanded its operations abroad to Brazil, Angola and Spain.
     We believe that the increase in the unrealized loss on BES was principally related to the current economic pressures on Portuguese banks’ profitability, liquidity and capital amid the weakened credit environment and within the context of the global economic downturn. Although BES maintains adequate regulatory capital levels, they are vulnerable within the competitive Portuguese market and against the backdrop of a weakened economy with challenging earnings prospects. BES recently announced that it had increased its capital by 1.2 billion euros via a fully subscribed rights offering. Earnings have been challenged most recently due to a heavier component related to trading and investing in the debt and equity markets. At the same time, BES has maintained a good level of reserves to absorb the anticipated losses that accompany such an economic downturn. BES issued a three-year 1.5 billion euro fixed rate note guaranteed by the Portuguese Republic on January 8, 2009. This new guaranteed debt has relieved some of the funding pressure at BES.
     We have considered the factors impacting the fair value of BES as of March 31, 2009, and based on our credit analysis, we believe that BES’ ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in BES to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Also included in the unrealized losses in the banks and financial institutions sector as of March 31, 2009, was an unrealized loss totaling $117 million related to our $208 million investment in the Tier I fixed maturity securities issued by Dresdner Bank AG. Dresdner Bank AG (Dresdner), established in 1872, was one of the largest commercial banks with one of the most extensive branch networks in Germany at the end of 2008. Dresdner has focused on serving the financial needs of individual and corporate clients via its two corporate divisions: Private and Corporate Clients, which includes personal, private, business, and corporate banking as well as private wealth management; and Investment Banking division, which includes capital markets and global banking.
     Commerzbank AG, a leading commercial bank in Germany, acquired Dresdner in January 2009. The combined bank will be a leading bank for private and corporate customers, including small and medium enterprises in Germany and large and multinational corporations, with the greatest branch network in Germany.
     We believe that the fair value of our investment in Dresdner was negatively impacted by the financial market crisis and the systematic stress that it has caused globally. At Dresdner, the crisis resulted most noticeably in asset impairment losses of 6.2 billion euros in 2008. At the same time, the minimum regulatory capital requirements were no longer met by Dresdner due to these negative results. However, Commerzbank has reiterated the importance of Dresdner to its franchise, and this has been reinforced by its continued financial support of Dresdner. During the first quarter of 2009, Commerzbank made a 4 billion euro capital injection to Dresdner, elevating its capital above regulatory minimums.
     As a class of securities, the prices of hybrid securities, and particularly perpetual securities, have remained under pressure due to the financial crisis and perceived higher payment deferral and extension risk. We have considered risks common to perpetual securities, including deferral, extension and loss absorption. Based on our credit analysis, we believe that Dresdner’s ability to service its obligation to us is currently not impaired. Accordingly, we believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Since it is expected that our investment would not be settled at a price less than the amortized cost of the investment and because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in Dresdner to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
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

	March 31, 2009		December 31, 2008
	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	31%	38%	41%	40%
Perpetual securities:
Upper Tier II	11	14	9	8
Tier I	3	12	6	12

Total perpetual securities	14	26	15	20

Total	45%	64%	56%	60%

     The valuation and pricing pressures from certain structured investment securities throughout 2008 and in the first three months of 2009, more notably the banks and financial institutions sector’s exposure to the well publicized structured investment vehicles (SIVs), coupled with their exposure to the continued weakness in the housing sector, in the UK, Europe and the United States, has led to significant write-downs of asset values and capital pressure at banks and financial institutions globally. National governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. As the market continues to deteriorate, more of these banks and financial institutions may need various forms of government support before the current economic downturn begins to ease. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Very few nationalizations have occurred to date, and in each instance, the governments are standing behind the classes of investments that we own.
     All of the investments in the government and agencies sector in an unrealized loss position were investment grade at March 31, 2009 and December 31, 2008. The unrealized losses on our investments in this sector, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies were caused by changes in interest rates and/or foreign exchange rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Unrealized gains and losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As the investments near maturity the unrealized gains or losses can be expected to diminish. Because the unrealized losses in this sector are considered to be interest rate driven and because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     As of March 31, 2009 and December 31, 2008, 100% of our fixed maturity investments in an unrealized loss position in the public utilities and sovereign and supranational sectors were investment grade. At March 31, 2009, 63% of securities in the municipalities sector and 99% of securities in the mortgage- and asset-backed securities sector in an unrealized loss position were investment grade, compared with 53% and 100%, respectively, at the end of 2008. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads globally. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish. Because the unrealized losses in these sectors are considered to be principally the result of widening credit spreads and because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     As of March 31, 2009 and December 31, 2008, 100% of our CDO investments in an unrealized loss position were investment grade. We have determined that the unrealized losses in our CDO portfolio were primarily the result of widening credit spreads globally. The widening credit spreads in the CDO sector has been fueled by continued deterioration of the credit worthiness of the credit default swap (CDS) reference credit entities underlying the CDO contracts and an overall contraction of market liquidity (demand) for CDO investments in all capital markets. As more fully described in our discussion regarding our investment in variable interest entities below, we only have the senior tranches of the CDO structures that we own. The subordinated tranches of our CDOs absorb the majority of the risk of loss, if any, arising from the CDS contracts underlying our CDOs. As a part of our credit analysis process, we obtain CDS default and default recovery probability statistics from published market sources. We use these default and default recovery statistics to project the number of defaults our CDOs can withstand before our CDO investment would be impaired. In addition to our review of default and default recovery statistics, we also assess the credit quality of the collateral underlying our CDOs.

     Based on these reviews, we determined that the declines in value of certain of our CDO investments below their carrying value were considered to be other than temporary and wrote down our investment in these CDOs to their estimated fair value through a charge to earnings in the first quarter of 2009.
     Our credit analyses of the CDO issues we own indicate that the remaining number of defaults that can be sustained in our CDOs, other than those disclosed in the preceding paragraph, is sufficient to withstand any further near-term credit deterioration without impairing the value of our investments. In addition, the credit quality of the collateral underlying these CDOs remains investment grade. Because we do not intend to sell and we do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these CDO investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Included in the unrealized losses in the CDO sector as of March 31, 2009, was an unrealized loss of $148 million on Aflac’s investment of $200 million in notes issued by Morgan Stanley ACES SPC Series 2008-6 (ACES 2008-6). The ACES 2008-6 note is a floating rate debt instrument whose coupon is tied to the three-month US dollar LIBOR plus a spread. We believe the decline in the value of ACES 2008-6 was principally due to widening credit spreads globally, which were notably impacted or worsened by the lack of market liquidity and demand in the market environment for CDO securities as a whole. We also believe that the biggest risk to our investment in ACES 2008-6 is the potential for additional defaults on the underlying CDS reference entity portfolio as a result of weakening global economic conditions. We analyzed the number of defaults and declines in recovery values ACES 2008-6 could withstand until its maturity without experiencing a loss of principal. We have also considered all other available factors related to our investment in ACES 2008-6 including, but not limited to, the rating of our tranche, our review of the underlying collateral, the number of below-investment-grade reference entities in the portfolio, the current level of CDS spreads for entities in the reference portfolio and the probability of default implied by those market levels as well as various other qualitative analyses. Additionally, the collateral underlying ACES 2008-6 are Bank of America Credit Card Trust 2007-A5 credit card ABS, rated Aaa, AAA, and AAA by Moody’s, S&P, and Fitch, respectively, as of March 31, 2009.
     Based on the evaluation of these factors, the outlook for projected future defaults and recoveries on the underlying CDS reference entities coupled with our review of the underlying collateral of ACES 2008-6, we concluded that this CDO continues to demonstrate a strong capability to service its debt for the foreseeable future. The contractual terms of this investment do not permit the issuing trust to settle the security at a price less than the amortized cost of the investment unless actual defaults, less actual recovery rates, exceed the remaining subordination in ACES 2008-6 which we believe is unlikely.
     We have considered the factors impacting the fair value of ACES 2008-6 as of March 31, 2009, and based on our credit analysis, we believe that ACES 2008-6 ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in ACES 2008-6 to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     As of March 31, 2009, 69% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 70% at the end of 2008. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments.
     Included in the unrealized losses in the other corporate sector as of March 31, 2009, was an unrealized loss of $147 million on Aflac Japan’s $356 million (35.0 billion yen) investment issued by Sultanate of Oman (Oman). This investment is a debt security issued by Oman, a sovereign nation bordering the Arabian Sea, Gulf of Oman and Persian Gulf with significant natural resources in petroleum and natural gas, copper, asbestos, as well as some marble, limestone, chromium and gypsum. Oman is noted for its strong public finances, including modest indebtedness and substantial financial assets and foreign exchange reserves.
     We believe that the decline in the fair value of Oman was caused principally by two factors. First, Oman has increased social and infrastructure expenditures as part of its overall economic diversification program. Second, Oman is exposed to somewhat elevated regional political risks, such as the ongoing conflicts in the Middle East and continued political tensions. Despite its economic pressures, Oman has maintained sound financial assets, substantial oil and natural gas reserves, strong and growing gross domestic production per capita, domestic political stability and strong international relations.
     We have considered the factors impacting the fair value of Oman as of March 31, 2009, and based on our credit analysis, we believe that Oman’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in Oman to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Another amount included in the unrealized losses in the other corporate sector was an unrealized loss of $140 million on Aflac Japan’s investment of $316 million (31.0 billion yen) in UPM-Kymmene Corporation (UPM), one of the world’s largest forest product companies. The decline in value in UPM was principally due to the currently poor fundamental profile of the forest products sector as a whole. UPM and its peers have been negatively impacted by both weakening demand due to poor economic conditions and the significant excess capacity present in the sector. While UPM has been a leader among its peers in capacity reductions, the sector needs significantly more reductions in capacity so as to improve producer pricing power. Despite the negative outlook for the forest product sector, UPM possesses an above average competitive profile compared with its forest product peers. Through its successful efforts to control costs, improve its position in energy self-sufficiency, and diversify its products, UPM has maintained solid operating ratios, earnings profitability and liquidity. During the first quarter of 2009, we downgraded our investment in UPM to below investment grade, reflecting its continued stressed operating environment.
     We have considered the factors impacting the fair value of UPM as of March 31, 2009, including our recent downgrade of the security to below investment grade, and based on our credit analysis, we believe that UPM’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that our investment would not be settled at a price less than the amortized cost of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in UPM to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Also included in the unrealized losses in the other corporate sector as of March 31, 2009, was an unrealized loss of $129 million on Aflac Japan’s $305 million (30.0 billion yen) investment issued by Ford Motor Credit Corporation (FMCC). This investment is a debt security issued by FMCC, a wholly owned financing subsidiary of Ford Motor Company. Ford has reiterated its commitment to continue to own 100% of FMCC, and both Moody’s and Standard & Poor’s rating services have indicated that they expect this commitment to continue. Financial subsidy payments from Ford and lease program residual value support payments inextricably link FMCC’s financing business to the parent. Our investment in FMCC matures in January 2013.
     We believe that the unrealized loss on FMCC was related to sharply lower reported earnings by FMCC in 2008, compared with 2007. We believe FMCC’s decline in profitability is largely attributable to decreased volume, a tighter financing margin, and increased credit charge-off costs; offsetting these negatives were improved lease residual contributions, and market value adjustments to derivatives primarily linked to embedded options in lease financing. We also believe that the unrealized losses in FMCC were impacted by the widening of credit spreads globally as a result of the contraction in global capital market liquidity over the past several quarters. As of March 31, 2009, FMCC had a credit rating of CCC+ by S&P, Caa1 by Moody’s, and B- by Fitch Ratings. Under current NRSRO guidelines, obligors in these credit rating categories are subject to high credit risk and are current with their financial commitments; however, they are dependent upon favorable business, financial and economic conditions to meet future financial commitments. However, despite its credit rating and the difficult market conditions, FMCC completed $5 billion of term funding through April 2009, including $3 billion of eligible funding through the Term Asset-Backed Securities Loan Facility (TALF). FMCC cost of funding actually declined to 5.0% in the first quarter of 2009, compared with 5.6% in the first quarter of 2008. FMCC also increased available liquidity primarily as the result of a continued reduction in its managed receivables balance and cash cost reductions in the quarter ended March 31, 2009, related to personnel reductions and restructuring plans. Taken collectively, we believe these credit facilities and other liquidity enhancement measures provide FMCC with adequate stand-alone liquidity and a stable credit outlook over the relatively near term contractual maturity of its obligation to us.
     We have considered the factors impacting the fair value of FMCC as of March 31, 2009, and based on our credit analysis, we believe that FMCC’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in FMCC to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     An additional amount included in the unrealized losses in the other corporate sector as of March 31, 2009, was an unrealized loss of $108 million on Aflac Japan’s investment of $244 million (24.0 billion yen) in Tollo Shipping Company S.A.. This investment is a loan to Tollo Shipping Company S.A., guaranteed by the borrower’s parent, Compania Sudamericana de Vapores S.A. (CSAV). As of December 31, 2008, CSAV was the largest shipping company in Latin America, and the 16th largest shipping company in the world. CSAV provides liner and specialized cargo services to clients worldwide with an emphasis on container shipping to and from its key markets of Chile and Brazil. Strong ties with Chile’s top exporters and a well-developed logistics service are CSAV’s main competitive advantages compared with other shippers with greater capacity.
     We believe that the decline in fair value of the security was primarily caused by two factors: depressed revenue due to competitive pricing pressures in the container shipping industry and weaker operating margins due to higher legacy fixed costs, including costs associated with ship charters. However, CSAV continues to maintain sound liquidity, with adequate cash and cash equivalents reserves, a benign debt maturity profile, and a substantial undrawn credit facility. In addition, CSAV is now in the process of raising additional share capital over the next 12 to 24 months, which will further strengthen its financial profile.
     We have considered the factors impacting the fair value of CSAV as of March 31, 2009, and based on our credit analysis, we believe that CSAV’s ability to service its obligation to Aflac is currently not impaired. Furthermore, the contractual terms of this investment do not permit the issuer or its parent to settle the security at a price less than the amortized cost of the investment. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in CSAV to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads globally. Also impacting the unrealized losses in this sector is the decline in credit worthiness of certain issuers in the other corporate sector. However, consistent with our above discussions of certain specific issuers within this sector, we have determined that the ability of these issuers to service our investments has not been impaired by these factors. Because we do not intend to sell and we do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009. Based on our credit related reviews of the issuers in the other corporate sector, we have determined that there is little risk that we will not recover our investment in these issuers. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
     At March 31, 2009, 77% of the company’s total perpetual securities in an unrealized loss position were investment grade, compared with 96% at December 31, 2008. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer. Details of our holdings of perpetual securities as of March 31, 2009, were as follows:

Perpetual Securities

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Gain (Loss)

Upper Tier II:
	AA	$1,994	$1,802	$(192)
	A	2,663	2,167	(496)
	BBB	369	337	(32)
	BB	1,027	582	(445)

Total Upper Tier II		6,053	4,888	(1,165)

Tier I:
	AA	826	453	(373)
	A	1,185	687	(498)
	BBB	158	90	(68)
	BB	149	91	(58)

Total Tier I		2,318	1,321	(997)

Total		$8,371	$6,209	$(2,162)

     With the exception of the Icelandic bank securities that we impaired in the fourth quarter of 2008, all of the perpetual securities we own were current on interest and principal payments at March 31, 2009. Based on amortized cost as of March 31, 2009, the geographic breakdown by issuer was as follows: Europe (64%); the United Kingdom (20%); and Japan (12%). For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.
     Included in the unrealized losses in the perpetual security category as of March 31, 2009, was an unrealized loss of $356 million on Aflac Japan’s investment of $817 million (80.3 billion yen) in perpetual securities issued by Lloyds Banking Group PLC (Lloyds) and its subsidiaries, which now include HBOS and Bank of Scotland (BOS). Included in our total investment in Lloyds was $810 million (79.5 billion yen) of Upper Tier II perpetual securities and $7 million in Tier I perpetual securities.
     Lloyds Banking Group PLC was formed in January 2009 following the merger between Lloyds TSB Group PLC and HBOS PLC. Lloyds is the largest retail bank in the UK, with the largest branch network, and enjoys a number of leading market positions. Lloyds serves over 30 million people in retail banking, mortgage lending, pension services, asset management, insurance services, corporate banking and treasury services.
     We believe that the unrealized loss in Lloyds was related to concerns surrounding the impact of the downturn in the UK economy, and the specific effects of capital support provided by HM Treasury in the concern that the capital support provided by HM Treasury will not extend to all levels of Lloyds’ capital. HM Treasury is the United Kingdom’s (UK) department responsible for developing and executing the UK’s public finance and economic policy. After years of profitable growth, the UK banking sector, like other banking markets, has faced a challenging market environment in the face of a general economic slowdown. As a result, the Lloyds group raised 17 billion pounds of capital via the UK government’s HM Treasury, which allowed for the timely acquisition of HBOS and resulted in HM Treasury becoming a 43.4% shareholder of the enlarged Group. In addition to these capital injections by HM Treasury, the UK government further announced its Asset Protection Scheme (APS) which allows participating banks to insure problem assets in return for accepting a first loss and payment of a fee. The goal of the APS is to restore confidence in the UK banking system and enable lending capacity to help stimulate a recovery of the economy. During the first quarter of 2009, Lloyds announced that the group joined APS with an effective date retroactive to January 1, 2009. The UK government has stated its intention of limiting its holding to 75% or less of Lloyds.
     During the first quarter of 2009, Lloyds indicated that it would likely report a net loss of approximately 7 billion pounds for 2008 compared with proforma net income of the combined group of approximately 7 billion pounds for the previous year. The 2008 net loss was fueled largely by the significant deterioration of corporate credit conditions, particularly in the second half of 2008, which led to substantial impairment losses and loan provisions across the Lloyds Banking Group.
     While the UK economy has negatively impacted all UK banks, Lloyds’ operations and asset quality have remained relatively strong. Levels of impairment in the core retail bank remain modest, reflecting strong underwriting at origination and strong on-going risk management. At December 31, 2008, Lloyds’ ratio of non-performing loans to total assets remained relatively low compared to other competitor banks and, at the same time, Lloyds reported capital adequacy margins well in excess of regulatory requirements.
     However, in light of the negative outlook for Lloyds, these investments were downgraded to below investment grade during the first quarter of 2009 and, in line with our current impairment policy, we began evaluating our investment in the Lloyds perpetual securities for other-than-temporary impairments using our equity impairment model at that time. Our equity impairment model, which focuses on severity and duration of impairment, reflected that a portion of our Lloyds investment was other-than-temporarily impaired. In response to this evaluation, we recognized an other-than-temporary impairment charge related to these perpetual securities totaling $65 million ($42 million after tax) for the three-month period ended March 31, 2009. The remaining unrealized losses on our Lloyds perpetual securities may result in additional other-than-temporary impairment charges in future quarters in the event the fair value of our Lloyds investments does not recover.
     We have considered risks common to perpetual securities, including deferral, extension and the recent downgrades, along with the leading position Lloyds commands within the UK, its diverse revenue sources and profit generation, strong asset quality, and adequate capitalization. Based upon a review of these factors, we currently believe that Lloyds’ ability to service its obligation to us is ultimately not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment.
     Because we do not intend to sell and we do not believe it is likely that we will be required to sell our investment in Lloyds before a recovery of fair value, we do not consider the remaining unrealized losses on these investments to be other-than-temporarily impairments as of and for the period ended March 31, 2009.
     Also included in the unrealized losses in the perpetual security category as of March 31, 2009, was an unrealized loss of $148 million on Aflac Japan’s investment of $377 million (37.0 billion yen) in three Upper Tier II perpetual securities issued by Irish Life & Permanent (IL&P).
     IL&P Group benefits from a diversified business profile, with the Group’s strong market position in life assurance balancing the Group’s banking operations. IL&P manages about one third of the pension assets in Ireland, and stands as the largest life insurer in Ireland. On the banking side, IL&P has been and remains the leading residential mortgage lender in Ireland. IL&P continues to demonstrate a relatively low lending and business risk profile. The bulk of the bank’s lending is secured, with 88% consisting of residential mortgages. As a further insulation from market volatility, 92% of the life business is unit-linked, where market risk is borne by the policyholder or investor.
     We believe that the unrealized loss for IL&P was principally related to concerns surrounding the impact of the downturn in the Irish economy. While the sluggish economy and increased unemployment in Ireland has negatively impacted all Irish banks, IL&P’s operations and asset quality have remained relatively strong. At December 31, 2008, IL&P’s ratio of non-performing loans to total assets remained relatively low compared to other Irish banks, and at the same time, IL&P reported capital adequacy margins well in excess of bank regulatory requirements, as well as well in excess of solvency requirements at the life company. IL&P net profits for the 2008 fiscal year were lower than in 2007, as the company prudently increased credit provisions to accommodate anticipated credit deterioration from the weak economy. We also believe the value of our investment in IL&P has been negatively impacted by the overall view of perpetual securities issued by banks and financial institutions due to the global financial crisis and perceived higher extension and redemption risk for perpetual securities. Although the Irish economy has negatively impacted its operations, IL&P has remained profitable, increased its liquidity position, protected itself against dramatic asset quality deterioration, strengthened its capitalization and has remained current on all of its debt service obligations.
     We have considered risks common to perpetual securities, including deferral and extension, along with IL&P’s leading position within the Irish economy, its diverse revenue sources and profit generation, adequate asset quality, and strong capitalization. Based upon a review of these factors, we believe that IL&P’s ability to service its obligation to us is currently not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in IL&P to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     An additional amount included in the unrealized losses in the perpetual security category as of March 31, 2009, was an unrealized loss of $146 million on Aflac Japan’s investment of $458 million (45.0 billion yen) in Upper Tier II perpetual securities issued by Dexia Bank Belgium (DBB) and its subsidiaries.
     DBB is one of the main operating bank subsidiaries consolidated within the Dexia Group (“Dexia”). Belgian-based DBB primarily focuses on providing medium-term and long-term financing to local public authorities and other public sector organizations worldwide. In addition, DBB offers a wide range of banking and insurance services to private individuals, the self-employed and small and medium-sized companies mainly in Belgium.
     We believe that the unrealized loss in DBB was principally related to concerns surrounding the parent, Dexia, and the cause-and-effect of governmental support that Dexia has received. During 2008, the governments of Belgium, France and Luxembourg and other existing shareholders committed capital injections to Dexia of six billion euros combined with financial support in the form of guarantees on short-to-medium term wholesale funding of Dexia. In addition, the Belgian and French states have agreed to a guarantee arrangement with Dexia on losses within a financial products portfolio that is retained by Dexia after the sale of FSA Holdings (FSA). With this above support in place, Dexia was able to report a strong Tier 1 ratio of 10.6%, as of December 31, 2008, and DBB reported a stronger Tier 1 ratio of 12.9%. At the same time, the sale of FSA and the associated guarantee should largely eliminate the risk associated with that unit, which contributed to Dexia’s operating losses in 2008.

Despite impairments during 2008 in its financial products portfolio managed by FSA Management, asset quality at Dexia remained strong.
     We also believe the value of our investment in DBB has been negatively impacted by the overall view of perpetual securities issued by banks and financial institutions due to the global financial crisis and perceived higher extension and redemption risk for perpetual securities. Although the current downturn has negatively impacted Dexia and in turn DBB, the various measures of support have allowed DBB to refocus on its core operations; to maintain strong solvency; and to remain current on all of its debt service obligations.
     We have considered risks common to perpetual securities, including deferral, extension and loss absorption, along with DBB’s systemic importance in Belgium, its steady revenue sources and profit generation, strong asset quality, and adequate capitalization. Based upon a review of these factors, we believe that DBB’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell our investment in DBB before a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     Another component of the unrealized losses in the perpetual security category as of March 31, 2009, was an unrealized loss of $143 million on Aflac Japan’s investment of $364 million (35.7 billion yen) in perpetual securities issued by Nordea Bank AB (Nordea) and its subsidiaries. Included in our total investment in Nordea was $262 million (25.7 billion yen) of instruments considered to be Tier I instruments and $102 million (10.0 billion yen) in an Upper Tier II instrument.
     Nordea is the largest financial services group in the Nordic region with leading market positions in retail banking, merchant banking and wealth management. Nordea is the parent of the Nordea Group. Nordea enjoys strong market positions not only in its native Sweden but also in its other key Nordic markets of Denmark, Finland and Norway.
     We believe that the unrealized loss in Nordea was principally related to concerns surrounding the impact of the downturn in the Nordic economies. While the Nordic economies have negatively impacted all Nordic banks, Nordea still reported solid profitability for 2008. Although problem loans increased in 2008, they did so from a comparatively low base compared to its peers and remained below 1% of total loans. Nordea also reported a relatively strong capital position well in excess of regulatory minimums. Additionally, Nordea announced that it had further improved its capital base by raising total net proceeds of 2.5 billion euros through an equity offering in April of 2009.
     We also believe the value of our investment in Nordea has been negatively impacted by the overall view of perpetual securities issued by banks and financial institutions due to the global financial crisis and perceived higher extension and redemption risk for perpetual securities. Although the global economic downturn has negatively impacted its operations, Nordea has remained profitable and reported strong liquidity, asset quality and capitalization, and Nordea has remained current on all of its debt service obligations.
     We have considered risks common to perpetual securities, including deferral, extension and loss absorption, along with Nordea’s leading position within the Nordic region, its diverse revenue sources and profit generation, strong asset quality, and adequate capitalization. Based upon a review of these factors, we believe that Nordea’s ability to service its obligation to Aflac is currently not impaired. Accordingly, we currently believe it is probable that we will collect all amounts due according to the contractual terms of the investment. Because we do not intend to sell and we do not believe it is likely that we will be required to sell this investment before a recovery of fair value, we do not consider our investment in Nordea to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     We have determined that the majority of our unrealized losses in the perpetual security category was principally due to widening credit spreads globally, largely as the result of the contraction of liquidity in the capital markets. Credit spreads for this category were also impacted by the uncertain outlook for the accounting classification of subordinated securities in certain regulatory environments. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Because we do not intend to sell and we do not believe it is likely that we will be required to sell these investments before a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of and for the period ended March 31, 2009.
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities were as follows:

	March 31,	December 31,
(In millions)	2009	2008

Unrealized gains (losses) on securities available for sale	$(4,789)	$(2,046)
Unamortized unrealized gains on securities transferred to held to maturity	170	179
Deferred income taxes	1,635	659
Other	(2)	(3)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(2,986)	$(1,211)

     The unrealized gains declined and the unrealized losses increased on securities available for sale during the three-month period ended March 31, 2009. We believe the declines in unrealized gains and the increases in unrealized losses primarily resulted from widening of credit spreads globally and increases in interest rates globally.

     The contractual maturities of our investments in fixed maturities at March 31, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$733	$746	$1	$1
Due after one year through five years	4,882	5,224	247	260
Due after five years through 10 years	2,445	2,448	659	659
Due after 10 years	18,609	16,702	5,101	4,155
Mortgage- and asset-backed securities	813	743	359	265

Total fixed maturities available for sale	$27,492	$25,903	$6,367	$5,340

Held to maturity:
Due after one year through five years	$1,245	$1,312	$—	$—
Due after five years through 10 years	2,440	2,486	200	52
Due after 10 years	18,862	16,728	—	—
Mortgage- and asset-backed securities	89	88	—	—

Total fixed maturities held to maturity	$22,676	$20,614	$200	$52

     The Parent Company has a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $111 million at amortized cost and $97 million at fair value, which is not included in the table above.
     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
     As previously described, our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Due in one year or less	$270	$261	$15	$5
Due after one year through five years	943	975	—	—
Due after five years through 10 years	1,704	1,509	5	2
Due after 10 years through 15 years	273	251	—	—
Due after 15 years	4,927	3,042	234	164

Total perpetual securities available for sale	$8,117	$6,038	$254	$171

     As part of our investment activities, we own investments in qualifying special purpose entities (QSPEs) and variable interest entities (VIEs). The following table details our investments in these vehicles.

Investments in Qualified Special Purpose Entities
and Variable Interest Entities

	March 31, 2009			December 31, 2008
	Amortized		Fair	Amortized		Fair
(In millions)	Cost		Value	Cost		Value

QSPEs:
Total QSPEs	$4,131	*	$3,767	$4,458	*	$4,372

VIEs:
Consolidated:
Total VIEs consolidated	$1,715		$1,060	$1,842		$1,392

Not consolidated:
CDOs	747		529	908		433
Other	479		440	517		499

Total VIEs not consolidated	1,226		969	1,425		932

Total VIEs	$2,941	**	$2,029	$3,267	**	$2,324

*	Total QSPEs represent 6.3% of total debt and perpetual securities in 2009 and 6.4% in 2008.

**	Total VIEs represent 4.5% of total debt and perpetual securities in 2009 and 4.7% in 2008.
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

	March 31,	December 31,
(In millions)	2009	2008

Security loans outstanding, fair value	$107	$1,679
Cash collateral on loaned securities	111	1,733

     All of the cash collateral received from borrowers for securities loaned is callable at the discretion of the borrowers. All security lending agreements are callable by us at any time.
     For general information regarding our investment accounting policies, see Note 1.

4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
     The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$54,215	$52,005	$59,448	$58,096
Perpetual securities	6,209	6,209	8,047	8,047
Equity securities	25	25	27	27
Liabilities:
Notes payable (excluding capitalized leases)	1,566	1,314	1,713	1,561
Cross-currency and interest rate swaps	107	107	158	158
Obligation to Japanese policyholder protection corporation	135	135	161	161

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
     During 2008, we noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We continually assess the reasonableness of the pricing data we receive by comparing it to historical results. In addition to historical comparisons, we evaluate the reasonableness of the pricing data in light of current market trends and events. The final pricing data used to determine fair values is based on management’s judgment.
     The fair values of our available-for-sale fixed maturity and perpetual securities valued by our DCF pricing model totaled $13.8 billion at March 31, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
Factor	fair value	Factor	fair value	Factor	fair value
change	(in millions)	change	(in millions)	change	(in millions)

+50 basis points	$(703)	+50 bps	$(691)	+50 bps	$(17)
-50 basis points	749	-50 bps	746	-50 bps	14

     The fair values of our held-to-maturity fixed maturity securities valued by our DCF pricing model totaled $19.8 billion at March 31, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
Factor	fair value	Factor	fair value	Factor	fair value
change	(in millions)	change	(in millions)	change	(in millions)

+50 basis points	$(1,370)	+50 bps	$(1,247)	+50 bps	$(272)
-50 basis points	1,360	-50 bps	1,274	-50 bps	189

     The two tables above illustrate the differences on the fair values of our investment portfolio among each of the inputs for interest rates, credit spreads and interest volatility. These differences are driven principally by the securities in our portfolio that have call features. These call features cause the fair values of the affected securities to react differently depending on the inputs used to price these securities.
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
     As of March 31, 2009, we had outstanding cross-currency swap agreements related to the $450 million senior notes (see Note 5). We had designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we converted our $450 million liability into a 55.6 billion yen liability, and we reduced our interest rate from 6.5% in dollars to 1.67% in yen. See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008 for information on the accounting policy for cross-currency swaps.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest-rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income.
     The components of the fair value of the cross-currency and interest rate swap agreements were reflected as an asset or (liability) in the balance sheet as follows:

	March 31,	December 31,
(In millions)	2009	2008

Interest rate component	$(3)	$2
Foreign currency component	(113)	(164)
Accrued interest component	9	4

Total fair value of cross-currency and interest rate swaps	$(107)	$(158)

     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the three-month periods ended March 31.

(In millions)	2009	2008

Balance, beginning of period	$(164)	$(47)
Increase (decrease) in fair value of cross-currency swaps	51	(51)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	—	(10)

Balance, end of period	$(113)	$(108)

     The change in fair value of the interest rate swaps, included in accumulated other comprehensive income, was immaterial during the three-month periods ended March 31, 2009 and 2008.
     We are exposed to credit risk in the event of nonperformance by counterparties to our cross-currency and interest-rate swaps. The counterparties to our swap agreements are U.S. and Japanese financial institutions with the following credit ratings.

(In millions )	March 31, 2009		December 31, 2008
Counterparty	Fair Value	Notional Amount	Fair Value	Notional Amount
Credit Rating	of Swaps	of Swaps	of Swaps	of Swaps

AA	$(71)	$300	$(104)	$300
A	(36)	353	(54)	370

Total	$(107)	$653	$(158)	$670

     In April 2009, our cross-currency swap agreements expired in conjunction with the maturity of the corresponding senior notes (see Note 5). We paid off the $106 million liability balance for these swaps to the applicable swap counterparties.
     We have also designated our yen-denominated Samurai and Uridashi notes (see Note 5) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuations techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. The following tables present the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis.

	March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$8,617	$1,991	$—	$10,608
Municipalities	—	136	—	136
Mortgage- and asset-backed securities	—	975	34	1,009
Public utilities	—	3,015	462	3,477
Collateralized debt obligations	107	138	74	319
Sovereign and supranational	—	774	209	983
Banks/financial institutions	—	4,785	839	5,624
Other corporate	43	8,104	1,036	9,183

Total fixed maturities	8,767	19,918	2,654	31,339

Perpetual securities:
Banks/financial institutions	—	5,321	636	5,957
Other corporate	—	252	—	252

Total perpetual securities	—	5,573	636	6,209

Equity securities:	15	—	10	25

Total assets	$8,782	$25,491	$3,300	$37,573

Liabilities:
Cross-currency and interest rate swaps	—	107	—	107

Total liabilities	$—	$107	$—	$107

	December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$10,182	$2,214	$—	$12,396
Municipalities	—	106	—	106
Mortgage- and asset-backed securities	—	1,020	35	1,055
Public utilities	—	3,157	502	3,659
Collateralized debt obligations	116	140	19	275
Sovereign and supranational	—	994	260	1,254
Banks/financial institutions	—	5,674	876	6,550
Other corporate	—	8,819	898	9,717

Total fixed maturities	10,298	22,124	2,590	35,012

Perpetual securities:
Banks/financial institutions	—	7,328	412	7,740
Other corporate	—	307	—	307

Total perpetual securities	—	7,635	412	8,047

Equity securities	18	5	4	27

Total assets	$10,316	$29,764	$3,006	$43,086

Liabilities:
Cross-currency and interest rate swaps	—	158	—	158

Total liabilities	$—	$158	$—	$158

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
     Approximately 39% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 54% of our Level 2 fixed maturities and perpetual securities is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.
     For the remaining Level 2 fixed maturities and perpetual securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and use the average of the quotes to estimate the fair value of the securities.
     Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

     The fair value of our cross-currency and interest rate swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest and foreign currency rates, duration, counterparty credit risk and our own credit rating.
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
     The following tables present the changes in our securities available for sale classified as Level 3.

	Three Months Ended
	March 31, 2009
			Unrealized
		Realized	gains or losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers into	Balance,	gains
	beginning	included in	comprehensive	and	and/or out of	end of	(losses)
(In millions)	of period	earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$35	$—	$(1)	$—	$—	$34	$—
Banks/financial institutions	876	—	(125)	—	88	839	—
Collateralized debt obligations	19	(114)	147	—	22	74	(114)
Other corporate	898	—	(62)	—	200	1,036	—
Public utilities	502	—	(40)	—	—	462	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	260	—	(51)	—	—	209	—

Total fixed maturities	2,590	(114)	(132)	—	310	2,654	(114)

Perpetual securities:
Banks/financial institutions	412	—	(133)	—	357	636	—
Other corporate	—	—	—	—	—	—	—

Total perpetual securities	412	—	(133)	—	357	636	—

Equity securities	4	—	—	6	6	10	—

Total	$3,006	$(114)	$(265)	$—	$673	$3,300	$(114)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2009.

	Three Months Ended
	March 31, 2008
			Unrealized
		Realized	gains or losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers into	Balance,	gains
	beginning	included in	comprehensive	and	and/or out of	end of	(losses)
(In millions)	of period	earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$13	$—	$—	$—	$—	$13	$—
Banks/financial institutions	20	—	2	—	—	22	—
Collateralized debt obligations	76	—	(21)	10	—	65	—
Other corporate	—	—	—	—	—	—	—
Public utilities	—	—	—	—	—	—	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	—	—	—	—	—	—	—

Total fixed maturities	109	—	(19)	10	—	100	—

Equity securities	3	—	1	—	—	4	—

Total	$112	$—	$(18)	$10	$—	$104	$—

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2008.
     During the first quarter of 2009, we transferred investments totaling $701 million into Level 3 as a result of credit downgrades of the respective securities to below investment grade.
     Over the course of 2008, the inputs we received from pricing brokers for forward exchange rates and the credit spreads for certain issuers, including liquidity risk, became increasingly difficult for us to observe or corroborate in the markets for our investments in CDOs, callable RDCs, securities rated below investment grade, and to a lesser extent less liquid sinking fund securities. This resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category in 2008.
     For additional information on our cross-currency and interest rate swaps and other financial instruments, see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

5. NOTES PAYABLE
     A summary of notes payable follows:

	March 31,	December 31,
(In millions)	2009	2008

6.50% senior notes paid April 2009	$450	$450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	153	165
2.26% notes due September 2016 (principal amount 8 billion yen in 2009 and 10 billion yen in 2008)	81	110
Variable interest rate notes due September 2011 (1.01% at March 31, 2009, principal amount 20 billion yen)	204	220
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	407	439
1.87% notes due June 2012 (principal amount 26.6 billion yen in 2009 and 30 billion yen in 2008)	271	329
Capitalized lease obligations payable through 2014	7	8

Total notes payable	$1,573	$1,721

     During the first quarter of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We extinguished 2.0 billion yen (par value) of our Uridashi notes due September 2016 at a cost of 1.4 billion yen, yielding a gain of .6 billion yen. We extinguished 3.4 billion yen (par value) of our Samurai notes due June 2012 at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. Through these transactions, we realized a total gain from extinguishment of debt of 1.5 billion yen, or $15 million ($10 million after tax), which we included in other income.
     We were in compliance with all of the covenants of our notes payable at March 31, 2009. No events of default or defaults occurred during the three months ended March 31, 2009.
     In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the three-month periods ended March 31.

(In thousands of shares)	2009	2008

Common stock — issued:
Balance, beginning of period	660,035	658,604
Exercise of stock options and issuance of restricted shares	391	593

Balance, end of period	660,426	659,197

Treasury stock:
Balance, beginning of period	193,420	172,074
Purchases of treasury stock:
Open market	—	12,500
Other	85	103
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(355)	(324)
Exercise of stock options	(13)	(177)
Other	(135)	(70)

Balance, end of period	193,002	184,106

Shares outstanding, end of period	467,424	475,091

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of stock options to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share for the three-month periods ended March 31.

(In thousands)	2009	2008

Anti-dilutive stock options and restricted share awards	15,367	789

     In the first quarter of 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with Merrill Lynch. Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume-weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.
     As of March 31, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in January 2008.

7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. As of March 31, 2009, approximately 18.6 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
     The following table provides information on stock options outstanding and exercisable at March 31, 2009.

	Stock	Weighted-Average	Aggregate
	Option	Remaining	Intrinsic	Weighted-Average
	Shares	Term	Value	Exercise Price
	(in thousands)	(in years)	(in thousands)	Per Share

Outstanding	17,936	5.4	$60	$36.48
Exercisable	13,133	4.1	—	34.57

     We received cash from the exercise of stock options in the amount of $.4 million during the first quarter of 2009, compared with $13 million in the first quarter of 2008. The tax benefit realized as a result of stock option exercises and restricted stock releases was $2 million in the first quarter of 2009, compared with $11 million in the first quarter of 2008.
     As of March 31, 2009, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $27 million, of which $13 million (599 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2 years. There are no other contractual terms covering restricted stock awards once vested.
     For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 10 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2008.

8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows for the three-month periods ended March 31:

	2009		2008
(In millions)	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$2	$3	$2
Interest cost	1	3	1	3
Expected return on plan assets	(1)	(3)	(1)	(3)
Amortization of net actuarial loss	1	1	—	1

Net periodic benefit cost	$4	$3	$3	$3

     During the three months ended March 31, 2009, Aflac Japan contributed approximately $4 million (using the March 31, 2009, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.
     For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
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
     We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•	difficult conditions in global capital markets and the economy generally

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and downgrades in certain securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac’s investment in hybrid securities

•	differing judgments applied to investment valuations

•	subjective determinations of amount of impairments taken on our investments

•	realization of unrealized losses

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries’ ability to pay dividends to the Parent Company

•	changes in regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	decreases in our financial strength or debt ratings

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events

•	failure of internal controls or corporate governance policies and procedures
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
MD&A OVERVIEW
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2008, to March 31, 2009. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2008. This MD&A is divided into the following sections:
•	Critical accounting estimates

•	Results of operations, consolidated and by segment

•	Analysis of financial condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 89% of our liabilities are reported as of March 31, 2009, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
     There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2009. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2008.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share for the three-month periods ended March 31.
Items Impacting Net Earnings

	In Millions		Per Diluted Share

	2009	2008	2009	2008

Net earnings	$569	$474	$1.22	$.98
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(6)	(4)	(.01)	(.01)
Impact from SFAS 133	(3)	3	(.01)	.01
Gain on extinguishment of debt	10	—	.02	—

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

     During the first quarter of 2009, realized pretax investment gains of $225 million ($146 million after tax) were generated through bond swaps to take advantage of tax loss carryforwards from previously incurred investment losses. We realized total pretax investment losses of $234 million ($152 million after tax), as a result of the recognition of other-than-temporary impairment losses. These other-than-temporary impairment losses consisted of $65 million ($42 million after tax) recognized on certain of our perpetual security investments; $114 million ($74 million after tax) recognized on certain of our collateralized debt obligation (CDO) investments; $49 million ($32 million after tax) recognized on corporate bonds of two issuers, Ford Motor Company and Security Benefit Life; and $6 million ($4 million after tax) recognized on certain collateralized mortgage obligations (CMOs).
     During the first quarter of 2008, we realized pretax investment losses of $7 million (after-tax, $4 million, or $.01 per diluted share) primarily as a result of securities sold or redeemed in the normal course of business.
     See Note 3 of the Notes to the Consolidated Financial Statements for more information on our realized investment gains and losses.
Impact from SFAS 133
     We had cross-currency swap agreements to effectively convert our dollar-denominated senior notes, which matured in April 2009, into a yen-denominated obligation. We designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the fair value equaled initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component was zero. We had the ability and intent to retain the cross-currency swaps until they expired in April 2009. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, and is included in other income.
     We have also issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes and the notional amounts of the cross-currency swaps exceed our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess, or ineffective portion, in net earnings (other income). The ineffective portion would be included in the impact from SFAS 133. These hedges were effective during the three-month periods ended March 31, 2009 and 2008; therefore, there was no impact on net earnings.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the three-month periods ended March 31, 2009 and 2008; therefore, there was no impact on net earnings.
     For additional information, see the Impact from SFAS 133 section of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
Debt Extinguishment
     During the first quarter of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.5 billion yen, or $15 million ($10 million after tax), which we included in other income.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the three-month periods ended March 31, 2009 and 2008.
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
     Subject to the preceding assumptions, our objective for 2009 is to increase net earnings per diluted share by 13% to 15% over 2008. If we achieve this objective, the following table shows the likely results for 2009 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2009 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2008	on EPS

85.00	$5.04 — 5.12	26.3 — 28.3%	$.53
90.00	4.87 — 4.96	22.1 — 24.3	.37
95.00	4.73 — 4.81	18.5 — 20.6	.22
100.00	4.59 — 4.68	15.0 — 17.3	.09
103.46 **	4.51 — 4.59	13.0 — 15.0	—
105.00	4.47 — 4.55	12.0 — 14.0	(.04)
110.00	4.37 — 4.44	9.5 — 11.3	(.15)

*	Excludes realized investment gains/losses, impact from SFAS 133 and nonrecurring items in 2009 and 2008

**	Actual 2008 weighted-average exchange rate
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
     We evaluate our sales efforts using new annualized premium sales, an industry operating measure. Total new annualized premium sales, which include new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12- month period, assuming the policies remain in force. For Aflac Japan, total new annualized premium sales are determined by applications written during the reporting period. For Aflac U.S., total new annualized premium sales are determined by applications that are accepted during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Operating Earnings
     Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency, and investment yields. The following table presents a summary of operating results for Aflac Japan.
Aflac Japan Summary of Operating Results

	Three Months Ended March 31,

(In millions)	2009	2008

Premium income	$3,012	$2,585
Net investment income:
Yen-denominated investment income	371	315
Dollar-denominated investment income	189	181

Net investment income	560	496
Other income	7	(1)

Total operating revenues	3,579	3,080

Benefits and claims	2,202	1,922
Operating expenses:
Amortization of deferred policy acquisition costs	124	96
Insurance commissions	267	239
Insurance and other expenses	305	269

Total operating expenses	696	604

Total benefits and expenses	2,898	2,526

Pretax operating earnings*	$681	$554

Weighted-average yen/dollar exchange rate	93.37	105.06

	In Dollars		In Yen

Percentage change over previous period:	2009	2008	2009	2008

Premium income	16.5%	17.7%	3.6%	3.6%
Net investment income	12.9	13.7	.5	.2
Total operating revenues	16.2	16.6	3.3	2.7
Pretax operating earnings*	22.9	19.2	9.3	4.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.1% in the first quarter of 2009 and 3.7% for the same period of 2008 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at March 31, 2009, were 1.17 trillion yen, compared with 1.13 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $11.9 billion at March 31, 2009, compared with $11.3 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 34% of Aflac Japan’s investment income in the first three months of 2009, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during the first three months of 2009. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
Three Months Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes**

	2009	2008	2009	2008

Net investment income	.5%	.2%	4.6%	5.1%
Total operating revenues	3.3	2.7	3.7	3.8
Pretax operating earnings*	9.3	4.8	11.2	10.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,

Ratios to total revenues:	2009	2008

Benefits and claims	61.5%	62.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.5	3.1
Insurance commissions	7.5	7.7
Insurance and other expenses	8.5	8.8

Total operating expenses	19.5	19.6
Pretax operating earnings*	19.0	18.0

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. The operating expense ratio decreased slightly in the first quarter of 2009, compared with the same period a year ago. We expect the operating expense ratio to increase slightly in 2009 in relation to prior year. Due to continued improvement in the benefit and expense ratios, the pretax operating profit margin expanded in the three-month period ended March 31, 2009. We expect continued expansion in the profit margin through the remainder of 2009.

Aflac Japan Sales
     The following table presents Aflac Japan’s total new annualized premium sales for the three-month periods ended March 31.

	In Dollars		In Yen

(In millions of dollars and billions of yen)	2009	2008	2009	2008

Total new annualized premium sales	$293	$264	27.5	27.6
Increase (decrease) over comparable period in prior year	11.0%	19.5%	(.4)%	5.0

     The following table details the contributions to total new annualized premium sales by major product for the three-month periods ended March 31.

	2009	2008

Medical policies	34%	36%
Cancer	34	32
Ordinary life	23	22
Rider MAX	4	5
Other	5	5

Total	100%	100%

     Cancer insurance sales rose 7.4% during the first quarter of 2009, compared with the same period a year ago, resulting primarily from our efforts to upgrade the coverage of our existing cancer insurance policyholders to the benefit levels of Aflac Japan’s newest cancer insurance product.
     While medical sales were down 5.4% during the first quarter of 2009, ordinary life products rose 4.1% compared with the same period in 2008. We introduced two new life insurance products in the first quarter. We believe consumers will find these new first sector policies appealing. We also believe that they will better position us to offer our primary third sector products in the future.
     We continue to believe that sales of cancer and medical insurance will benefit from the recently opened bank channel. In the first quarter of 2009, bank channel sales were 1.0 billion yen, a 5.2% increase compared with the fourth quarter of 2008. At March 31, 2009, we had agreements with 250 banks to sell our products in their branches. We have significantly more selling agreements than any of our competitors. We believe our longstanding relationships within the Japan banking sector have given us an advantage in developing this channel. Furthering our reach into the banking channel has been the endorsement of Aflac’s products by the National Association of Shinkin Banks. This association of about 280 shinkin banks, which are similar to credit unions, has chosen Aflac as one of only four providers of third sector insurance products to its member banks. Aflac was the only foreign company chosen. In addition, Aflac was the only company selected for both cancer and medical insurance. We believe we are well-positioned to see continued improvement in bank channel sales.
     In November 2008, we introduced a new product to the market called Sanjuso. This innovative new offering is a single-premium product that provides lump-sum payments upon the diagnosis of cancer, heart attack or stroke, as well as a death benefit. It was primarily designed for the bank channel. Initial sales of Sanjuso have been negatively impacted by the financial crisis. However, we believe it will fit well in our bank agents’ product portfolios, particularly those of the mega banks and larger regional banks in Japan.

     We believe that there is still a strong need for our products in Japan, Although we have a cautious outlook for sales in 2009 due to the current global economic uncertainty, our objective is for sales to be flat to up 5% in Japan, including continued growth in contributions from our new distribution channels. Our sales objective could change if the Japanese economy experiences further deterioration.
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
     The following table presents the results of Aflac Japan’s investment activities for the three-month periods ended March 31.

	2009	2008

New money yield — yen only	3.87%	3.41%
New money yield — blended	4.36	3.85
Return on average invested assets, net of investment expenses	3.70	3.85

     At March 31, 2009, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.87%, compared with 3.99% a year ago. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
Japanese Economy
     Japan’s economy has been deteriorating significantly within the past year. We believe that the Japanese economic situation is uncertain and that growth may not return until confidence is restored to the global financial markets. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2008.
Japanese Regulatory Environment
     We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enable banks to sell our third sector products to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japan banking sector place us in a strong position to sell through this new channel. By the end of the first quarter of 2009, we had agreements with 250 banks to market Aflac’s products.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
     Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2009	2008

Premium income	$1,103	$1,050
Net investment income	125	123
Other income	2	3

Total operating revenues	1,230	1,176

Benefits and claims	609	616
Operating expenses:
Amortization of deferred policy acquisition costs	126	95
Insurance commissions	122	120
Insurance and other expenses	169	154

Total operating expenses	417	369

Total benefits and expenses	1,026	985

Pretax operating earnings*	$204	$191

Percentage changes over previous period:

Premium income	5.0%	9.3%
Net investment income	1.4	1.3
Total operating revenues	4.7	8.4
Pretax operating earnings*	7.2	12.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force of 4.4% in the first quarter of 2009 and 9.1% for the same period of 2008 were favorably affected by sales at the worksite. Annualized premiums in force at March 31, 2009, were $4.7 billion, compared with $4.5 billion a year ago. Net investment income was relatively flat during the three-month period ended March 31, 2009, compared with the same period a year ago, primarily due to lack of growth in the investment portfolio as a result of excess capital used in our share repurchase program during 2008.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2009	2008

Benefits and claims	49.5%	52.4%
Operating expenses:
Amortization of deferred policy acquisition costs	10.3	8.1
Insurance commissions	9.9	10.2
Insurance and other expenses	13.7	13.1

Total operating expenses	33.9	31.4
Pretax operating earnings*	16.6	16.2

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined and amortization of deferred policy acquisition costs increased in the first quarter of 2009, compared with the same period a year ago, due to lower than expected persistency. We expect the benefit ratio to decline modestly in 2009, however the decrease will likely be partially offset by higher than planned amortization of deferred policy acquisition costs. Overall, we expect the pretax operating profit margin to increase slightly in 2009, compared with 2008.
Aflac U.S. Sales
     Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the three-month periods ended March 31.

(In millions)	2009	2008

Total new annualized premium sales	$351	$353
Increase (decrease) over comparable period in prior year	(.6)%	.4%

     Sales benefited from six additional production days in the first quarter of 2009. Without the additional days, sales would have decreased approximately 6.5%, compared with sales during the first quarter of 2008.
     The following table details the contributions to total new annualized premium sales by major product category for the three-month periods ended March 31.

	2009	2008

Accident/disability coverage	48%	50%
Cancer indemnity insurance	18	18
Hospital indemnity products	17	15
Life	7	6
Fixed-benefit dental coverage	6	6
Other	4	5

Total	100%	100%

     Total new annualized premium sales for accident/disability, our leading product category, decreased 4.6% and cancer expense insurance decreased 1.0% in the first quarter of 2009, while our hospital indemnity group increased 13.0%, compared with the same period a year ago.
     One aspect of our growth strategy is the continued enhancement of our product line. In 2008, we primarily directed our efforts to helping consumers broaden their coverage by pairing existing policies that complement one another’s coverage. We launched a product portfolio initiative in 2008 that provided sales associates with the support and enrollment technology to offer defined combinations of products, or “portfolios,” that provide breadth and/or depth of coverage for diverse medical health events. A popular portfolio combination includes pairing our accident product in conjunction with our personal sickness indemnity product. We are also pairing life products with any other supplemental policy we offer. In addition, we have streamlined the application process for life insurance when consumers purchase short-term disability by only asking two additional questions. As a result of these initiatives, more consumers are choosing to add life insurance when they purchase other Aflac products. In the first quarter of 2009, we increased life insurance sales by 16.1%, compared with the same period a year ago.
     Another aspect of our growth strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited more than 8,100 new sales associates in the first quarter of 2009, resulting in more than 74,400 licensed sales associates at March 31, 2009, a 2.7% increase compared with the same period a year ago. On a weekly basis, the average number of U.S. associates actively producing business rose to more than 11,100 in the first quarter of 2009, a 2.4% increase compared with 2008. We believe the increase in producing sales associates reflects the success of the training programs we implemented over the last few years. Newly established payroll accounts were 9.9% higher in the first quarter 2009, compared with the same period in 2008, suggesting our brand message and business-to-business efforts are reaching employers across the country.
     In addition, we are expanding our distribution channels. In the first quarter of 2009, we implemented our new Aflac for Brokers initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled an experienced broker team, and we are supporting this initiative with streamlined products, specific advertising, and customized enrollment technology. Additionally, a new level of management has been introduced in 2009 to deliver this initiative. Broker Development Coordinators have been hired in most of our state operations to initiate contact with new brokers as well as develop relationships with our current brokers. These coordinators will be assisted by a team of certified case managers whose purpose will be to coordinate the enrollments created by our Broker Development Coordinators.
     The objective for Aflac U.S. is for new annualized premium sales to be flat to up 5% in 2009. Our sales objective could change if the U.S. experiences continued or further economic weakness.
U.S. Economy
     Operating in the U.S. economy continues to be challenging. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates, and the recent stock market turmoil has added to consumer unease. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. Consumers’ underlying need for our U.S.

product line has not changed, and we believe that the United States remains a sizeable and attractive market.
Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the three-month periods ended March 31.

	2009	2008

New money yield	8.67%	7.03%
Return on average invested assets, net of investment expenses	6.80	6.78

     The increase in the U.S. new money yield reflects widening credit spreads. At March 31, 2009, the portfolio yield on Aflac’s U.S. portfolio was 7.19%, compared with 7.01% a year ago. During the second quarter of 2008, we purchased $200 million of variable interest rate CDOs that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
     The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2009, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2008.
Foreign Exchange Effected Balance Sheet Items

	As	Exchange	Net of
(In millions)	Reported	Effect	Exchange Effect

Yen/dollar exchange rate*	98.23		91.03

Investments and cash	$61,729	$(4,104)	$65,833
Deferred policy acquisition costs	7,887	(419)	8,306
Total assets	71,815	(4,623)	76,438
Policy liabilities	62,664	(4,416)	67,080
Total liabilities	66,616	(4,668)	71,284

*	The exchange rate at March 31, 2009, was 98.23 yen to one dollar, or 7.3% weaker than the December 31, 2008, exchange rate of 91.03.
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

The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
	March 31,	December 31,	March 31,	December 31,
(In millions)	2009	2008	2009	2008

Securities available for sale, at fair value:
Fixed maturities	$25,903	$29,140	$5,339 *	$5,772 *
Perpetual securities	6,038	7,843	171	204
Equity securities	25	27	—	—

Total available for sale	31,966	37,010	5,510	5,976

Securities held to maturity, at amortized cost:
Fixed maturities	22,676	24,236	200	200

Total held to maturity	22,676	24,236	200	200

Total investment securities	$54,642	$61,246	$5,710	$6,176

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $97 in 2009 and $100 in 2008.
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

	March 31,	December 31,
(In millions)	2009	2008

Aflac Japan yen-denominated net assets	$1,109	$2,528
Parent Company yen-denominated net liabilities	(1,685)	(1,876)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$(576)	$652

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
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	March 31, 2009				December 31, 2008

Yen/dollar exchange rates	83.23	98.23	*	113.23	76.03	91.03	*	106.03

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$26,950	$22,835		$19,810	$31,145	$26,013		$22,333
Perpetual securities	7,089	6,006		5,211	9,343	7,804		6,700
Equity securities	23	19		17	26	22		19
Securities held to maturity:
Fixed maturities	26,762	22,676		19,672	29,018	24,236		20,808
Cash and cash equivalents	329	278		241	456	381		327
Other financial instruments	89	76		66	97	80		69

Subtotal	61,242	51,890		45,017	70,085	58,536		50,256

Liabilities:
Notes payable	1,325	1,123		974	1,522	1,271		1,091
Cross-currency swaps	668	565		491	731	610		524
Japanese policyholder protection corporation	159	135		117	192	161		138

Subtotal	2,152	1,823		1,582	2,445	2,042		1,753

Net yen-denominated financial instruments	59,090	50,067		43,435	67,640	56,494		48,503
Other yen-denominated assets	7,735	6,553		5,685	8,605	7,187		6,170
Other yen-denominated liabilities	67,505	57,196		49,620	75,465	63,029		54,113

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(680)	$(576)		$(500)	$780	$652		$560

*	Actual period-end exchange rate
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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2009, and December 31, 2008, would be as follows:

	March 31,	December 31,
(In millions)	2009	2008

Effect on yen-denominated debt and perpetual securities	$(5,328)	$(6,192)
Effect on dollar-denominated debt and perpetual securities	(714)	(821)

Effect on total debt and perpetual securities	$(6,042)	$(7,013)

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
     We have entered into interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to mitigate our exposure to interest rate risk. For additional information, see the Interest Rate Risk section of MD&A in our annual report to shareholders for the year ended December 31, 2008.
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

     The following table shows the subordination distribution of our debt and perpetual securities.
Subordination Distribution of Debt and Perpetual Securities

	March 31, 2009		December 31, 2008
	Amortized	Percentage	Amortized	Percentage
(In millions)	Cost	of Total	Cost	of Total

Senior notes	$48,120	73.8%	$51,091	73.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,252	11.2	7,777	11.2
Upper Tier II	275	.4	340	.5
Tier I*	723	1.1	750	1.1
Surplus Notes	339	.5	374	.5
Trust Preferred — Non-banks	86	.1	86	.1
Other subordinated — Non-banks	51	.1	52	.1

Total fixed maturities	8,726	13.4	9,379	13.5

Perpetual securities (economic maturity date):
Upper Tier II	6,054	9.3	6,532	9.4
Tier I	2,317	3.5	2,542	3.6

Total perpetual securities	8,371	12.8	9,074	13.0

Total debt and perpetual securities	$65,217	100.0%	$69,544	100.0%

*	Includes Trust Preferred securities
     The majority, or 73.8%, of our total investments in debt and perpetual securities was senior debt as of March 31, 2009, as shown in the table above. We maintained investments in subordinated financial instruments that comprised 26.2% of our total investments in debt and perpetual securities at March 31, 2009. These investments primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity. Perpetual securities comprised 95.7% and 76.2% of our total Upper Tier II and Tier I investments, respectively, as of March 31, 2009.

     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

		March 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$9,918	$486	$47	$10,357
Mortgage- and asset-backed securities	449	2	3	448
Public utilities	2,142	132	57	2,217
Collateralized debt obligations	264	28	—	292
Sovereign and supranational	785	25	154	656
Banks/financial institutions	4,493	55	892	3,656
Other corporate	5,999	82	872	5,209

Total yen-denominated	24,050	810	2,025	22,835

Dollar-denominated:
U.S. government and agencies	247	5	1	251
Municipalities	151	2	17	136
Mortgage- and asset-backed securities	726	10	175	561
Collateralized debt obligations	29	2	4	27
Public utilities	1,402	21	163	1,260
Sovereign and supranational	316	28	17	327
Banks/financial institutions	2,685	29	746	1,968
Other corporate	4,364	137	527	3,974

Total dollar-denominated	9,920	234	1,650	8,504

Total fixed maturities	33,970	1,044	3,675	31,339

Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,784	57	2,086	5,755
Other corporate	273	1	22	252
Dollar-denominated:
Banks/financial institutions	314	5	117	202

Total perpetual securities	8,371	63	2,225	6,209

Equity securities	22	5	2	25

Total securities available for sale	$42,363	$1,112	$5,902	$37,573

		March 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$205	$4	$—	$209
Municipalities	81	1	5	77
Mortgage- and asset-backed securities	89	—	1	88
Collateralized debt obligations	255	—	95	160
Public utilities	3,812	53	220	3,645
Sovereign and supranational	3,857	47	298	3,606
Banks/financial institutions	11,143	50	1,515	9,678
Other corporate	3,234	64	147	3,151

Total yen-denominated	22,676	219	2,281	20,614

Dollar-denominated:
Collateralized debt obligations	200	—	148	52

Total dollar-denominated	200	—	148	52

Total securities held to maturity	$22,876	$219	$2,429	$20,666

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
U.S. government and agencies	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

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
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the banks and financial institutions sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at March 31, 2009, based on amortized cost, was: Europe (48%); United States (20%); United Kingdom (9%); and Japan (9%).

     Our total investments in the banks and financial institutions sector, including those classified as perpetual securities were as follows:

	March 31, 2009		December 31, 2008
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Debt Securities:
Amortized cost	$18,321	28%	$19,868	28%
Fair value	15,301	26	17,793	27

Perpetual Securities:
Upper Tier II:
Amortized cost	$5,781	9%	$6,238	9%
Fair value	4,638	8	5,960	9
Tier I:
Amortized cost	2,318	4	2,542	4
Fair value	1,321	2	1,780	3

Total:
Amortized cost	$26,420	41%	$28,648	41%
Fair value	21,260	36	25,533	39

     The following table denotes the senior debt rating for the issuers of our 30 largest global investment exposures. The ratings of the individual securities of these issuers that we own may be lower than those shown in the table. Our 30 largest global investment exposures as of March 31, 2009, were as follows:

Top 30 Global Investment Positions

		Percentage of
		Total Debt	Issuer Senior Rating
(In millions)	Amortized Cost	and Perpetual Securities	Moody’s Rating	S&P Rating	Fitch Rating

Government of Japan*	$9,410	14.4%	Aa3	AA	AA-
Israel Electric Corp Ltd.	841	1.3	Baa2	BBB	—
Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)	817	1.3	A1	A	AA-
Republic of Tunisia	815	1.3	Baa2	BBB	BBB
HSBC Holdings PLC	799	1.2	Aa2	AA-	AA
Republic of South Africa	625	1.0	Baa1	BBB+	BBB+
Commerzbank AG (includes Dresdner Bank)	603	.9	Aa3	A	A
Takefuji Corp	577	.9	Baa2	BBB-	—
Bank of America (includes Merrill Lynch)	555	.9	A2	A	A+
Kingdom of Belgium (includes Fortis)	543	.8	Aa1	AA+	AA+
Mizuho Financial Group Inc.	529	.8	—	A	A+
UniCredit S.p.A.	522	.8	Aa3	A	A+
Bank Austria Creditanstalt AG	—	—	Aa2	A	A
Hypovereinsbank (HVB)	—	—	A1	A	A
Sumitomo Mitsui Financial Group Inc.	509	.8	—	A	A+
Commonwealth Bank of Australia	499	.8	Aa1	AA	AA
Dexia SA	476	.7	—	—	AA-
Bank of Tokyo-Mitsubishi UFJ Ltd.	458	.7	Aa2	A+	A+
Metlife Inc.	438	.7	A2	A-	A
Erste Group Bank AG	437	.7	Aa3	A	A
Investcorp SA	423	.7	Baa3	—	BBB-
J.P. Morgan Chase & Co. (includes Bear Stearns)	414	.6	Aa3	A+	AA-
Citigroup Inc.	412	.6	A3	A	A+
BMW AG	407	.6	A2	A	—
National Grid PLC	407	.6	Baa1	A-	BBB+
Telecom Italia SPA	407	.6	Baa2	BBB	BBB
Barclays Bank PLC	404	.6	Aa3	AA-	AA-
Hutchison Whampoa Ltd. (CKI Holdings Ltd.)	397	.6	A3	A-	A-
Credit Suisse Group	392	.6	Aa2	A	AA-
General Electric Corp	380	.6	Aa2	AA+	—
Unique Zurich Airport	377	.6	—	BBB+	—
Irish Life and Permanent PLC	377	.6	A1	A-	—
Mexico (United Mexican States)	377	.6	Baa1	BBB+	BBB+
Union Fenosa SA	377	.6	Baa1	—	A

*	JGBs or JGB-backed securities
     As previously disclosed, we own long-dated debt instruments in support of the long-dated obligations they support. Included in our top 30 holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have, as a general rule, limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory basis, with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this rule was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.
     We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
     The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$17,859	$17,211	$19,292	$19,525
Perpetual securities	115	89	156	104
Equity securities	13	15	15	18

Total publicly issued	17,987	17,315	19,463	19,647

Privately issued securities:
Fixed maturities	38,987	34,794	41,178	38,571
Perpetual securities	8,256	6,120	8,918	7,943
Equity securities	9	10	9	9

Total privately issued	47,252	40,924	50,105	46,523

Total investment securities	$65,239	$58,239	$69,568	$66,170

     The following table details our privately issued investment securities.
Privately Issued Securities

	March 31,	December 31,
(Amortized cost, in millions)	2009	2008

Privately issued securities as a percentage of total debt and perpetual securities	72.4%	72.0%

Privately issued securities held by Aflac Japan	$44,719	$47,516
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	68.6%	68.3%

Privately issued reverse-dual currency securities*	$13,602	$14,678
Reverse-dual currency securities* as a percentage of total privately issued securities	28.8%	29.3%

*	Principal payments in yen and interest payments in dollars
     Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-

denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008

AAA	7.2%	9.9%	12.4%
AA	80.1	36.4	52.3
A	10.1	42.0	15.9
BBB	2.6	11.7	19.4

Total	100.0%	100.0%	100.0%

     The percentage increase of debt securities purchased in the AA rated category during the first quarter of 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above.
     The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition by Credit Rating

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.1%	5.4%	5.7%	5.8%
AA	34.5	37.4	39.8	42.2
A	37.1	36.1	34.1	33.2
BBB	18.3	17.7	18.6	17.6
BB or lower	5.0	3.4	1.8	1.2

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, many downgrades occurred during the first three months of 2009 to cause a shift in composition by credit rating. The percentage of AA rated securities decreased as a result of downgrades of banks and financial institutions investments. The percentage of A and BB or lower rated securities increased due to downgrades of higher rated securities.
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
     We do not automatically recognize an impairment if a security’s amortized cost exceeds its fair value. Instead, we consistently apply our impairment policy to determine if an impairment charge is warranted. Once we designate a debt security as below investment grade, our investment management intensifies its monitoring of the issuer. Included in this process are an evaluation of the issuer, its current credit posture and an assessment of the future prospects for the issuer. We then obtain fair value information from independent pricing sources. Upon determining the fair value, we move our focus to an analysis of whether or not the decline in fair value of the debt security, if any, is other than temporary. Investment management then reviews the issue based on our debt impairment policy, which includes, but is not limited to, an evaluation of our intent, need or both to sell the investment prior to its anticipated recovery of fair value to determine if the investment should be impaired and/or liquidated. For securities evaluated under an equity impairment model, investment management reviews the length of time of the decline in fair value below cost or amortized cost and the severity of the decline to determine if the investment should be impaired and/or liquidated.
     In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances. These factors include more significantly:
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
     In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings are subject to the risk of nationalization of their issuers in connection with capital injections from an issuer’s sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer’s capital. In addition, it is our understanding that certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and build capital. In addition to the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could impair the fair value of the securities and increase our regulatory capital requirements. We take factors such as these into account in our credit review process.
     Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent, need or both to sell the security prior to its anticipated recovery in value. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model, which is used for statutory accounting and, subject to certain exceptions, GAAP, focuses on the ultimate collection of the cash flows from our investment.

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
     Debt and perpetual securities classified as below investment grade at March 31, 2009 and December 31, 2008, were all reported as available for sale and carried at fair value. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	March 31, 2009			December 31, 2008
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	$842	$817	$461	$ *	$ *	$ *
UPM-Kymmene	316	316	176	*	*	*
The Royal Bank of Scotland**	312	237	155	*	*	*
Ford Motor Credit Company	305	305	176	329	329	143
CSAV	244	244	136	264	264	157
Hella KG Hueck & Co.	224	223	138	*	*	*
Dresdner Funding Bank AG (part of Commerzbank)	206	208	91	*	*	*
BAWAG**	142	123	58	154	133	88
IKB Deutsche Industriebank	132	132	62	143	143	47
Ford Motor Company	111	43	43	111	57	31
Beryl Finance Limited 2008-7****	102	102	106	110	110	116
Kommunalkredit Austria AG	102	102	71	*	*	*
Finance for Danish Industry	102	102	51	*	*	*
Beryl Finance Limited 2007-14****	76	49	53	82	53	53
Morgan Stanley Aces 2006-31****	61	11	11	—	—	—
Beryl Finance Limited 2006-15****	51	40	42	55	43	43
Beryl Finance Limited 2007-5****	51	41	43	55	44	44
Morgan Stanley Aces 2007-21****	51	3	7	55	3	3
Morgan Stanley Aces 2007-29****	51	12	12	*	*	*
Rinker Materials Corp	43	42	30	43	42	23
Security Benefit Life	33	2	2	*	*	*
Morgan Stanley Aces 2007-19****	30	4	6	30	4	4
Sprint Capital	23	24	16	22	24	16
Academica Charter Schools Finance LLC	22	24	16	22	24	17
Terra CDO LTD 2007-3****	20	5	5	*	*	*
BankAmerica	18	18	8	*	*	*
MBIA	16	17	6	*	*	*
Allied Capital Corp	15	13	3	*	*	*
American General Capital II	15	19	5	*	*	*
Tiers Georgia****	11	—	—	11	1	1
Morgan Stanley Aces 2006-23****	10	2	2	*	*	*
LMT 2006-3***	4	3	1	*	*	*
Arlo VII Limited 2007****	1	—	—	*	*	*

Total	$3,742	$3,283	$1,992	$1,486	$1,274	$786

*	Investment grade at respective reporting date

**	Perpetual security

***	Collateralized mortgage obligation

****	Collateralized debt obligation

     Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of March 31, 2009, none of our CDOs were split rated. Split-rated debt securities as of March 31, 2009, were as follows:

Split-Rated Securities*

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(in millions)	Cost	Rating	Rating	Rating	Status

Fortis**	$509	A2	BB+	A	Investment Grade
Dexia Bank Belgium**	458	A3	BB	A+	Investment Grade
HBOS PLC (Lloyds Banking Group)**	433	A2	BB-	BB	Below Investment Grade
Lloyds Banking Group PLC (includes Bank of Scotland)**	384	A1	BB	BB	Below Investment Grade
Irish Life and Permanent**	377	A2	BB	—	Investment Grade
Signum (Ahold)	326	Baa3	BB+	BBB-	Investment Grade
UPM-Kymmene	316	Ba1	BBB-	BB+	Below Investment Grade
SEB AB**	255	Aa3	BB+	A	Investment Grade
Royal Bank of Scotland Group PLC**	227	A1	BB	BB	Below Investment Grade
Swedbank**	153	A2	BB+	A	Investment Grade
Dresdner Funding Trust 4	153	A3	BB	B+	Below Investment Grade
Swedbank**	126	A3	BB+	A	Investment Grade
Arch Finance Limited (Alcoa) 2007-1	126	Ba1	BBB-	BBB-	Investment Grade
KBC Bank**	66	A2	BB+	A	Investment Grade
Dresdner Funding Trust 1	55	A3	BB	B+	Below Investment Grade
First Industrial LP	40	Baa3	BB	BBB-	Investment Grade
MEAD Corp.	36	Ba1	BBB	—	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
RFMSI 2007-S6 2A4***	24	Ba1	AA	AAA	Investment Grade
CWAL 2005-11CB 2A10***	21	Ba1	AAA	—	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB+	Investment Grade
BankAmerica Instit-A	13	Baa3	BB-	BB	Below Investment Grade
Union Carbide Chemicals and Plastic	11	Ba2	BBB-	BBB-	Investment Grade
RAST 2005-A10 A5***	10	—	AAA	BB	Investment Grade
CWHL 2006-13 1A19***	9	A2	B	AAA	Investment Grade
Keycorp Capital VII	7	A3	BB+	A-	Investment Grade
NB Capital Trust 4	6	Baa3	BB-	BB	Investment Grade
MSM 2007-1XS 2A4A***	4	Caa1	BBB	—	Investment Grade
Union Carbide Corp.	4	Ba2	BBB-	BBB-	Investment Grade
WFMBS 2007-10 1A7***	4	Ba2	—	AAA	Investment Grade
LMT 2006-3 1A5***	3	Caa2	A	CCC	Below Investment Grade
WFMBS 2007-8 1A4***	1	Ba3	AAA	AAA	Investment Grade

*	Split-rated securities represented 6.4% of total debt and perpetual securities at amortized cost at March 31, 2009.

**	Perpetual security

***	Collateralized mortgage obligation

     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2009.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$39,058	$35,556	61.1%	$1,082	$4,584
Below-investment-grade securities	3,283	1,992	3.4	25	1,316
Held-to-maturity securities:
Investment-grade securities	22,876	20,666	35.5	219	2,429

Total	$65,217	$58,214	100.0%	$1,326	$8,329

     The following table presents an aging of securities in an unrealized loss position as of March 31, 2009.

Aging of Unrealized Losses

	Total	Total	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$26,045	$4,584	$9,892	$375	$2,843	$564	$13,310	$3,645
Below-investment- grade securities	2,943	1,316	507	200	162	74	2,274	1,042
Held-to-maturity securities:
Investment-grade securities	18,121	2,429	6,906	279	638	238	10,577	1,912

Total	$47,109	$8,329	$17,305	$854	$3,643	$876	$26,161	$6,599

     The following table presents a distribution of unrealized losses by magnitude as of March 31, 2009.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$26,045	$4,584	$16,358	$1,032	$8,620	$2,922	$1,067	$630
Below-investment- grade securities	2,943	1,316	—	—	2,562	1,085	381	231
Held-to-maturity securities:
Investment-grade securities	18,121	2,429	14,145	1,094	3,216	858	760	477

Total	$47,109	$8,329	$30,503	$2,126	$14,398	$4,865	$2,208	$1,338

     The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2009.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	BB	$817	$461	$(356)
SLM Corp.	BBB	337	120	(217)
Unicredito Italiano (includes HVB and Bank Austria)	A	522	329	(193)
Irish Life and Permanent**	A	377	229	(148)
Morgan Stanley Aces 2008-6*	BBB	200	52	(148)
Sultanate of Oman	A	356	209	(147)
Bank of America Corp.	A	555	409	(146)
Dexia Bank Belgium**	A	475	329	(146)
Banco Espirito Santo	A	305	161	(144)
Nordea Bank	AA	364	221	(143)

*	CDO security

**	Perpetual security
     Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. Based on our evaluation and analysis of specific issuers in accordance with our impairment policy, we recognized the following pretax impairment charges in each of the three-month periods ended March 31:

(In millions)	2009	2008

Debt securities	$169	$—
Perpetual securities	65	—

Total	$234	$—

     Gross realized pretax investment losses on debt and perpetual securities, as a result of sales and impairment charges, were as follows for the three-month period ended March 31, 2009:

Gross Realized Losses on Debt and Perpetual Securities

				Total
	Sales			Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$40	$1	$—	$1
Over 12 months	7	—	5	5
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	—	—	9	9
Six months to 12 months	—	—	5	5
Over 12 months	—	—	215	215

Total	$47	$1	$234	$235

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
     For securities categorized as Level 2, we determine the fair value using three techniques, depending on the source and availability of market inputs. Of these securities, approximately 39% are valued by obtaining quoted prices from our custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 54% of our Level 2 securities is determined using discounted cash flow (DCF) pricing models that employ observable and corroborated market inputs from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived based on pricing data obtained from investment brokers and take into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. We validate the reliability of the DCF pricing models periodically by using the models to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities. For the remaining Level 2 securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three brokers and use the average of the three quotes to estimate the fair value of the securities.
     The fair value of our securities classified as Level 3 is estimated by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable.
     During the first quarter of 2009, we transferred investments totaling $701 million into Level 3 as a result of credit downgrades of the respective securities to below investment grade.
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values from each of the sources described above for consistency from month to month and based on current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of March 31, 2009.
     Cash, cash equivalents and short-term investments totaled $1.2 billion, or 1.9% of total investments and cash, as of March 31, 2009, compared with $.9 billion, or 1.4%, at December 31, 2008. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2009	December 31, 2008	% Change

Aflac Japan	$5,299	$5,644	(6.1) %*
Aflac U.S.	2,588	2,593	(.2)

Total	$7,887	$8,237	(4.2)%

*	Aflac Japan’s deferred policy acquisition costs increased 1.3% in yen during the three months ended March 31, 2009.
     The decrease in Aflac Japan’s deferred policy acquisition costs was primarily driven by the weakening of the yen against the U.S. dollar.

Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	March 31, 2009	December 31, 2008	% Change

Aflac Japan	$55,840	$59,466	(6.1)	%*
Aflac U.S.	6,821	6,750	1.1
Other	3	3	—

Total	$62,664	$66,219	(5.4)%

*	Aflac Japan’s policy liabilities increased 1.3% in yen during the three months ended March 31, 2009.
     The decrease in Aflac Japan’s policy liabilities was primarily the result of the weakening of the yen against the U.S. dollar.
Notes Payable
     Notes payable totaled $1.6 billion at March 31, 2009, compared with $1.7 billion at December 31, 2008. Except for our senior notes, our debt is primarily yen-denominated. During the first quarter of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 3.9 billion yen to extinguish 5.4 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.5 billion yen, or $15 million ($10 million after tax), which we included in other income. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 16.1% as of March 31, 2009, compared with 18.0% at December 31, 2008. In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
Benefit Plans
     Aflac U.S. and Aflac Japan have various benefit plans. For additional information on our U.S. and Japanese plans, see Note 8 of the Notes to the Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
Policyholder Protection Corporation
     The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. On December 12, 2008, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2012.
     On October 10, 2008, a small life insurance company, Yamato Life Insurance, filed for bankruptcy. The LIPPC made a decision to provide funds to Yamato Life Insurance in the amount of 27.7 billion yen. Although our future assessments for the LIPPC cannot be determined at this time, we believe the bankruptcy will not have a material adverse effect on our financial position or results of operations.
     See the Policyholder Protection Corporation section of MD&A in our annual report to shareholders for the year ended December 31, 2008, for additional information.

Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable and cross-currency swaps) as a hedge of our investment in Aflac Japan. If the total of these yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the hedge that exceeds our investment in Aflac Japan would be deemed ineffective. As required by SFAS 133, we would then recognize the foreign exchange effect on the ineffective portion in net earnings (other income). We estimate that if the ineffective portion was 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. During the first quarter of 2009, our hedge was effective with yen-denominated assets exceeding yen-denominated liabilities by 59.6 billion yen at the time of hedge designation. Our yen-denominated net asset position has decreased due to the continuing decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     We have interest-rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three-month periods ended Month 31, 2009 and 2008; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following presents the amounts provided for the three-month periods ending March 31:
Liquidity Provided by Aflac to Parent Company

(In millions)	2009	2008

Dividends declared or paid by Aflac	$—	$116
Management fees paid by Aflac	21	17

     The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common shares, and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities section of this MD&A.
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
Consolidated Cash Flows by Activity

(In millions)	2009	2008

Operating activities	$1,650	$1,196
Investing activities	(1,325)	(1,102)
Financing activities	(45)	(789)
Exchange effect on cash and cash equivalents	(24)	40

Net change in cash and cash equivalents	$256	$(655)

Operating Activities
     In the first three months of 2009, consolidated cash flow from operations increased 38%, compared with the first three months of 2008. The following table summarizes operating cash flows by source for the three-month periods ended March 31.
Net Cash Provided by Operating Activities

(In millions)	2009	2008

Aflac Japan	$1,233	$984
Aflac U.S. and other operations	416	212

Total	$1,649	$1,196

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.
Net Cash Used by Investing Activities

(In millions)	2009	2008

Aflac Japan	$(1,417)	$(1,123)
Aflac U.S. and other operations	92	21

Total	$(1,325)	$(1,102)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 9% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the three-month period ended March 31, 2009, compared with 1% during the same period a year ago. The increase in dispositions before maturity was due to bond swaps that were executed to take advantage of tax loss carryforwards from previously incurred investment losses.
Financing Activities
     Consolidated cash used by financing activities was $45 million in the first three months of 2009, compared with $789 million for the same period of 2008. Cash returned to shareholders through treasury stock purchases and dividends was $133 million during the first three months of 2009, compared with $873 million for the same period a year ago.

     The following tables present a summary of treasury stock activity during the three-month periods ended March 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2009	2008

Treasury stock purchases	$2	$764

Number of shares purchased:
Open market	—	12,500
Other	85	103

Total shares purchased	85	12,603

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2009	2008

Stock issued from treasury	$4	$9

Number of shares issued	503	571

     In the first quarter of 2008, we entered into an agreement for an accelerated share repurchase (ASR) program with Merrill Lynch. Under the agreement, we purchased 12.5 million shares of our outstanding common stock at $60.61 per share for an initial purchase price of $758 million. The shares were acquired as a part of previously announced share repurchase authorizations by our board of directors and are held in treasury. The ASR program was settled during the second quarter of 2008, resulting in a purchase price adjustment of $40 million, or $3.22 per share, paid to Merrill Lynch based upon the volume-weighted average price of our common stock during the ASR program period. The total purchase price for the 12.5 million shares was $798 million, or $63.83 per share.
     As of March 31, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million balance was comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in January 2008. It is unlikely that we will purchase any shares of our common stock during 2009.
     Cash dividends paid to shareholders in the first quarter of 2009 of $.28 per share increased 16.7% over the same period of 2008. The following table presents the sources of dividends to shareholders for the three-month periods ended March 31.

(In millions)	2009	2008

Dividends paid in cash	$131	$109
Dividends through issuance of treasury shares	—	5

Total dividends to shareholders	$131	$114

     In April 2009, the board of directors declared the second quarter cash dividend of $.28 per share. The dividend is payable on June 1, 2009, to shareholders of record at the close of business on May 20, 2009.
     During the first quarter of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 3.9 billion yen to extinguish 5.4 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.5 billion yen, or $15 million ($10 million after tax), which we included in other income.

     In April 2009, we used internally generated cash flow to pay off our $450 million senior notes and to settle the related cross-currency, interest rate swaps that were used to convert the original dollar-denominated debt obligation into yen. The cross-currency, interest rate swaps had an ending liability balance of $96 million upon their expiration, which we settled with the applicable swap counterparties.
     We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2009.
Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was approximately 479% as of March 31, 2009. Our RBC ratio remains high and reflects a strong capital and surplus position.
     In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of March 31, 2009, Aflac Japan’s solvency margin ratio significantly exceeded regulatory minimums.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2009	2008

Aflac Japan management fees paid to Parent Company	$6	$6
Expenses allocated to Aflac Japan	12	11

     For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2008.
Rating Agencies
     During the first quarter of 2009, Standard & Poor’s (S&P) lowered Aflac’s financial strength rating from AA to AA- and Aflac Incorporated’s debt rating from A to A- due to their concerns about the continued deterioration in global financial markets and our investment exposure to global financial institutions. In addition, Fitch Ratings lowered Aflac’s financial strength rating from AA to AA- and

Aflac Incorporated’s senior debt rating from A+ to A due to their concerns about potential impairments within Aflac’s global financial institution perpetual security asset portfolio.
     As of the date of this report, Aflac is rated AA- by both S&P and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best rates Aflac as A+ (Superior) for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A- by S&P, A by Fitch Ratings, and A2 by Moody’s. S&P, Moody’s, Fitch Ratings, and A.M. Best has classified Aflac’s outlook as negative.
Other
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
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of 2009, we repurchased shares of Aflac common stock as follows:

			Total	Maximum
			Number of	Number
			Shares	of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31	1,306	$33.55	—	32,370,254
February 1 - February 28	83,952	20.54	—	32,370,254
March 1 - March 31	—	—	—	32,370,254

Total	85,258 **	$20.74	—	32,370,254 *

*	At March 31, 2009, a total of 32,370,254 shares of common stock had previously been authorized for repurchase by our board of directors and were still available for purchase at such date. Of such shares available for purchase, 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006. The remaining 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

**	During the first quarter of 2009, 85,258 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of the Shareholders was held on May 4, 2009. Matters submitted to the shareholders were: (1) Election of 17 members to the board of directors; (2) Approval of an advisory (non-binding) proposal regarding executive compensation; and (3) Ratification of the appointment of independent registered public accounting firm for 2009. The proposals were approved by the shareholders.
     The following is a summary of each vote cast for, against or withheld, as well as the number of abstention and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.
VOTES

				Broker
	For	Against	Abstentions	Non-Votes

(1) Election of 17 members to the board of directors:
Daniel P. Amos	809,327,015	17,663,515	1,432,871	290
John Shelby Amos II	798,802,100	28,353,865	1,267,726	—
Paul S. Amos II	800,072,456	27,095,037	1,255,908	290
Yoshiro Aoki	753,443,763	73,321,701	1,657,937	290
Michael H. Armacost	811,587,738	14,877,394	1,958,268	291
Kriss Cloninger III	748,454,979	78,355,924	1,612,498	290
Joe Frank Harris	795,014,409	31,753,385	1,655,604	293
Elizabeth J. Hudson	810,490,355	16,354,152	1,578,895	289
Kenneth S. Janke, Sr.	753,496,005	73,124,009	1,803,388	289
Douglas W. Johnson	818,781,903	7,856,032	1,785,465	291
Robert B. Johnson	818,518,012	8,138,016	1,767,373	290
Charles B. Knapp	809,747,878	16,773,790	1,901,734	289
E. Stephen Purdom	795,761,962	30,836,942	1,824,496	291
Barbara K. Rimer, Dr. PH	811,600,700	15,303,853	1,518,848	290
Marvin R. Schuster	818,297,941	8,184,938	1,940,522	290
David Gary Thompson	818,313,775	8,627,769	1,481,858	289
Robert L. Wright	817,492,668	9,105,854	1,824,879	290

(2) Advisory (non-binding) proposal on executive compensation	803,505,239	21,314,893	3,598,758	4,801

(3) Ratification of appointment of KPMG LLP as independent registered public accounting firm	815,721,316	10,875,021	1,827,240	114

Item 6. Exhibits.
(a) Exhibit Index:

3.0		-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1		-	Bylaws of the Corporation, as amended — incorporated by reference from 2008 Form 10-K, Exhibit 3.1 (File No. 001-07434).
4.0		-	There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
10.0	*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, (File No. 001-07434).
10.2	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended April 1, 2003 — incorporated by reference from 2003 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.3	*	-	Third Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, dated January 1, 2007 — incorporated by reference from Form 10-Q for March 31, 2007, Exhibit 10.2 (File No. 001-07434).
10.4	*	-	Fourth Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, dated December 6, 2007 — incorporated by reference from 2007 Form 10-K, Exhibit 10.3 (File No. 001-07434).
10.5	*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.6	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended, effective January 1, 1999 — incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1.
10.7	*	-	Fourth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan (incorporated by reference from Form S-8 Registration Statement No. 333-135327, Exhibit 4.1), dated December 29, 2005 — incorporated by reference from 2005 Form 10-K, Exhibit 10.30 (File No. 001-07434).
10.8	*	-	Fifth Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, dated June 27, 2007 — incorporated by reference from Form 10-Q for June 30, 2007, Exhibit 10.5 (File No. 001-07434).
10.9	*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.10	*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11	*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.12	*	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.13	*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.14	*	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.15	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.16	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.17	*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.18	*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.19	*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.20	*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.21	*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.22	*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.23	*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.24	*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.25	*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.26	*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.27	*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.28	*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.29	*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.30	*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.31	*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.32	*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.33	*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.34	*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.35	*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.36	*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.37	*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.38	*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.39	*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 — incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.40	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11		-	Statement regarding the computation of per-share earnings for the Registrant.
12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15		-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1		-	Certification of CEO dated May 8, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		-	Certification of CFO dated May 8, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO dated May 8, 2009, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated
May 8, 2009	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 8, 2009	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services; Chief Accounting Officer