Form 10-Q
period 2009-06-30
AFLAC INC
filed 2009-08-07
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 4, 2009

Common Stock, $.10 Par Value	467,525,284 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Review by Independent Registered Public Accounting Firm
     The June 30, 2009, and 2008, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on the following page.

ii

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2009, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2009, and 2008, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2009, and 2008. These consolidated financial statements are the responsibility of the Company’s management.
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
Atlanta, Georgia
August 7, 2009

iii

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except for share and per-share amounts - Unaudited)	2009	2008	2009	2008

Revenues:
Premiums, principally supplemental health insurance	$3,995	$3,684	$8,110	$7,319
Net investment income	668	637	1,356	1,264
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(388)	—	(626)	—
Other-than-temporary impairment losses recognized in other comprehensive income	3	—	7	—

Other-than-temporary impairment losses realized	(385)	—	(619)	—
Sales and redemptions	2	(1)	227	(8)

Total realized investment gains (losses)	(383)	(1)	(392)	(8)
Other income	33	16	57	28

Total revenues	4,313	4,336	9,131	8,603

Benefits and expenses:
Benefits and claims	2,723	2,575	5,534	5,113
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	225	184	475	376
Insurance commissions	381	362	770	720
Insurance expenses	462	432	919	845
Interest expense	14	7	21	14
Other operating expenses	35	36	68	69

Total acquisition and operating expenses	1,117	1,021	2,253	2,024

Total benefits and expenses	3,840	3,596	7,787	7,137

Earnings before income taxes	473	740	1,344	1,466
Income taxes	159	257	462	509

Net earnings	$314	$483	$882	$957

Net earnings per share:
Basic	$.67	$1.02	$1.89	$2.01
Diluted	.67	1.00	1.89	1.98

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,401	474,383	466,249	476,261
Diluted	468,285	480,828	467,709	482,623

Cash dividends per share	$.28	$.24	$.56	$.48

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2009	December 31,
(In millions)	(Unaudited)	2008

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $35,344 in 2009 and $36,034 in 2008)	$32,982	$35,012
Perpetual securities (amortized cost $8,310 in 2009 and $9,074 in 2008)	7,226	8,047
Equity securities (cost $22 in 2009 and $24 in 2008)	26	27
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $22,064 in 2009 and $23,084 in 2008)	23,559	24,436
Other investments	90	87
Cash and cash equivalents	1,689	941

Total investments and cash	65,572	68,550
Receivables, primarily premiums	840	920
Accrued investment income	627	650
Deferred policy acquisition costs	8,089	8,237
Property and equipment, at cost less accumulated depreciation	579	597
Other	334	377

Total assets	$76,041	$79,331

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,
	2009	December 31,
(In millions, except for share and per-share amounts)	(Unaudited)	2008

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$57,788	$59,310
Unpaid policy claims	3,128	3,118
Unearned premiums	847	874
Other policyholders’ funds	3,032	2,917

Total policy liabilities	64,795	66,219
Notes payable	1,992	1,721
Income taxes	880	1,201
Payables for return of cash collateral on loaned securities	593	1,733
Other	1,431	1,818
Commitments and contingent liabilities (Note 9)

Total liabilities	69,691	72,692

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2009 and 2008; issued 660,487 shares in 2009 and 660,035 shares in 2008	66	66
Additional paid-in capital	1,201	1,184
Retained earnings	12,058	11,306
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	591	750
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than- temporarily impaired	(2,121)	(1,211)
Unrealized gains (losses) on other-than-temporarily impaired securities	(5)	—

Total unrealized gains (losses) on investment securities	(2,126)	(1,211)
Pension liability adjustment	(117)	(121)
Treasury stock, at average cost	(5,323)	(5,335)

Total shareholders’ equity	6,350	6,639

Total liabilities and shareholders’ equity	$76,041	$79,331

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
(In millions, except for per-share amounts - Unaudited)	2009	2008

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,184	1,054
Exercise of stock options	1	33
Share-based compensation	16	18
Gain on treasury stock reissued	—	27

Balance, end of period	1,201	1,132

Retained earnings:
Balance, beginning of period	11,306	10,637
Net earnings	882	957
Dividends to shareholders	(130)	(228)

Balance, end of period	12,058	11,366

Accumulated other comprehensive income:
Balance, beginning of period	(582)	934
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(159)	163
Change in unrealized gains (losses) on investment securities during period, net of income taxes:
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	(910)	(1,088)
Change in unrealized gains (losses) on other-than- temporarily impaired investment securities, net of income taxes	(5)	—

Total change in unrealized gains (losses) on investment securities during period, net of income taxes	(915)	(1,088)
Pension liability adjustment during period, net of income taxes	4	—

Balance, end of period	(1,652)	9

Treasury stock:
Balance, beginning of period	(5,335)	(3,896)
Purchases of treasury stock	(2)	(805)
Cost of shares issued	14	27

Balance, end of period	(5,323)	(4,674)

Total shareholders’ equity	$6,350	$7,899

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2009	2008

Cash flows from operating activities:
Net earnings	$882	$957
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	125	14
Increase in deferred policy acquisition costs	(146)	(231)
Increase in policy liabilities	1,421	1,612
Change in income tax liabilities	217	108
Realized investment (gains) losses	392	8
Other, net	(17)	(14)

Net cash provided by operating activities	2,874	2,454

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	3,713	426
Fixed maturities matured or called	1,249	858
Perpetual securities sold	102	127
Securities held to maturity:
Fixed maturities matured or called	209	—
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(4,565)	(2,385)
Securities held to maturity:
Fixed maturities	(1,906)	(1,510)
Cash received as collateral on loaned securities, net	(1,063)	701
Other, net	(47)	(31)

Net cash used by investing activities	(2,308)	(1,814)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2009	2008

Cash flows from financing activities:
Purchases of treasury stock	$(2)	$(805)
Proceeds from borrowings	844	—
Principal payments under debt obligations	(548)	(2)
Dividends paid to shareholders	(262)	(218)
Change in investment-type contracts, net	169	133
Treasury stock reissued	4	20
Other, net	(2)	31

Net cash provided (used) by financing activities	203	(841)

Effect of exchange rate changes on cash and cash equivalents	(21)	25

Net change in cash and cash equivalents	748	(176)
Cash and cash equivalents, beginning of period	941	1,563

Cash and cash equivalents, end of period	$1,689	$1,387

Supplemental disclosures of cash flow information:
Income taxes paid	304	362
Interest paid	15	13
Impairment losses included in realized investment gains (losses)	619	—
Noncash financing activities:
Capitalized lease obligations	1	2
Treasury stock issued for:
Associate stock bonus	6	23
Shareholder dividend reinvestment	—	10
Share-based compensation grants	4	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions - Unaudited)	2009	2008	2009	2008

Net earnings	$314	$483	$882	$957

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	58	(43)	(51)	34
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	945	(710)	(1,818)	(1,667)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	384	1	396	8
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives during period	(1)	2	—	2
Pension liability adjustment during period	—	3	6	(1)

Total other comprehensive income (loss) before income taxes	1,386	(747)	(1,467)	(1,624)
Income tax expense (benefit) related to items of other comprehensive income (loss)	431	(129)	(397)	(699)

Other comprehensive income (loss), net of income taxes	955	(618)	(1,070)	(925)

Total comprehensive income (loss)	$1,269	$(135)	$(188)	$32

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data — Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business: Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 77% and 72% of the Company’s total revenues in the six-month periods ended June 30, 2009 and 2008, respectively, and comprised 86% and 87% of total assets at June 30, 2009, and December 31, 2008, respectively.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2009, and December 31, 2008, and the consolidated statements of earnings and comprehensive income for the three- and six-month periods ended June 30, 2009, and 2008, and consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2009, and 2008. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2008.
Significant Accounting Policies
     As a result of accounting guidance adopted subsequent to December 31, 2008, we have updated our accounting policy for investments. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2008.

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
     Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating, among other factors, the length of time and the extent to which amortized cost exceeds fair value, the financial condition, operations, credit and liquidity posture, and future prospects of the issuer as well as our intent or need to dispose of the security prior to a recovery of its fair value to amortized cost. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate.
     If, after monitoring and analyses, management believes that fair value will not recover to amortized cost prior to the disposal of the security, we recognize an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two separate components, the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. We automatically recognize a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit are charged to earnings in the event we intend to sell the security prior to the recovery of its amortized cost or if it is more likely than not that we would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income.

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165). This statement establishes standards for the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. The statement prohibits companies from recognizing in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance sheet date, but requires information about those events to be disclosed if the financial statements would otherwise be misleading. We adopted the provisions of SFAS 165 as of June 30, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.
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
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. In accordance with this FSP, the intention to sell a security and the expectation regarding the recovery of the entire amortized cost basis of a security governs the recognition of other-than-temporary impairment losses. This FSP also modifies the presentation of other-than-temporary impairment losses in financial statements and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1), which requires publicly traded companies to disclose the fair value of financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. This FSP also requires companies to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and to discuss changes, if any, to those methods or assumptions during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS 107-1 and APB 28-1 as of March 31, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.
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
Accounting Pronouncements Pending Adoption
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). This statement eliminates the hierarchy of authoritative accounting and reporting guidance on nongovernmental GAAP and replaces it with a single authoritative source, the FASB Accounting Standards CodificationTM (the “Codification”). Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the Codification, will remain as authoritative GAAP for SEC registrants. The Codification will affect the way in which users refer to GAAP and perform accounting research, but will not change GAAP. The statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of this standard will not impact our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement eliminates exceptions to consolidating “qualifying special-purpose entities” (QSPEs) under FASB Interpretation No. 46(R), “Consolidation of Variable Purpose Entities - An Interpretation of ARB No. 51” (FIN 46(R)). Additionally, the statement defines new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. SFAS 167 also requires additional disclosures regarding VIEs. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and early application is prohibited. For information concerning our investments in VIEs, see Note 3. We are currently evaluating the potential impact of the adoption of this standard on our financial position and results of operations.

     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). This statement eliminates the concept of a QSPE and its exemption from consolidation in the transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes guaranteed mortgage securitization recharacterization provisions, and requires additional disclosures. SFAS 166 requires that former QSPEs be evaluated for consolidation by transferors, servicers, and guarantors. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and early application is prohibited. For information on our investments in QSPEs, see Note 3. We are currently evaluating the potential impact of the adoption of this standard on our financial position and results of operations.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106,” to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.
Securities and Exchange Commission (SEC) Guidance
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
     We maintain investments in subordinated financial instruments, or so-called “hybrid securities.” Within this class of investments, we own perpetual securities. These perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date for our perpetual securities. We accounted for and reported perpetual securities as debt securities and classified them as both available-for-sale and held-to-maturity securities until the third quarter of 2008.

     In light of the recent unprecedented volatility in the debt and equity markets, we concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after-tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008. Included in the $191 million other-than-temporary impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to the perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. In response to the SEC letter mentioned above regarding the appropriate impairment model for hybrid securities, we have applied our debt security impairment model to our perpetual securities in periods subsequent to June 30, 2008, with the exception of certain securities that have shown evidence of a deterioration in credit of the issuer and are therefore being evaluated under our equity impairment model. We will continue with this approach pending further guidance from the SEC or the FASB.
     Recent accounting guidance not discussed above is not applicable to our business.
     For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2009	2008	2009	2008

Revenues:
Aflac Japan:
Earned premiums	$2,901	$2,620	$5,913	$5,205
Net investment income	544	508	1,105	1,004
Other income	15	14	22	13

Total Aflac Japan	3,460	3,142	7,040	6,222

Aflac U.S.:
Earned premiums	1,094	1,064	2,197	2,114
Net investment income	127	125	252	248
Other income	2	2	4	5

Total Aflac U.S.	1,223	1,191	2,453	2,367

Other business segments	14	10	24	20

Total business segment revenues	4,697	4,343	9,517	8,609
Realized investment gains (losses)	(383)	(1)	(392)	(8)
Corporate	34	14	69	44
Intercompany eliminations	(35)	(20)	(63)	(42)

Total revenues	$4,313	$4,336	$9,131	$8,603

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2009	2008	2009	2008

Pretax earnings:
Aflac Japan	$679	$573	$1,361	$1,127
Aflac U.S.	198	190	402	380
Other business segments	—	2	—	(1)

Total business segments	877	765	1,763	1,506
Interest expense, noninsurance operations	(17)	(6)	(24)	(13)
Corporate and eliminations	(6)	(13)	(16)	(19)

Pretax operating earnings	854	746	1,723	1,474
Realized investment gains (losses)	(383)	(1)	(392)	(8)
Impact from SFAS 133	1	(5)	(4)	—
Gain on extinguishment of debt	1	—	17	—

Total earnings before income taxes	$473	$740	$1,344	$1,466

Income taxes applicable to pretax operating earnings	$292	$259	$595	$511
Effect of foreign currency translation on operating earnings	24	38	64	63

     Assets were as follows:

	June 30,	December 31,
(In millions)	2009	2008

Assets:
Aflac Japan	$65,293	$69,141
Aflac U.S.	10,125	9,679
Other business segments	172	166

Total business segments	75,590	78,986
Corporate	8,483	8,716
Intercompany eliminations	(8,032)	(8,371)

Total assets	$76,041	$79,331

3. INVESTMENTS
     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$10,191	$446	$156	$10,481
Mortgage- and asset-backed securities	449	4	—	453
Public utilities	2,191	133	81	2,243
Collateralized debt obligations	322	59	34	347
Sovereign and supranational	803	27	96	734
Banks/financial institutions	5,154	92	1,159	4,087
Other corporate	6,318	76	855	5,539

Total yen-denominated	25,428	837	2,381	23,884

Dollar-denominated:
U.S. government and agencies	220	4	2	222
Municipalities	206	5	17	194
Mortgage- and asset-backed securities*	640	6	146	500
Collateralized debt obligations	29	4	4	29
Public utilities	1,471	64	124	1,411
Sovereign and supranational	351	26	16	361
Banks/financial institutions	2,673	32	546	2,159
Other corporate	4,326	208	312	4,222

Total dollar-denominated	9,916	349	1,167	9,098

Total fixed maturities	35,344	1,186	3,548	32,982

Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,725	253	1,282	6,696
Other corporate	279	14	—	293
Dollar-denominated:
Banks/financial institutions	306	12	81	237

Total perpetual securities	8,310	279	1,363	7,226

Equity securities	22	5	1	26

Total securities available for sale	$43,676	$1,470	$4,912	$40,234

*	Includes $7 million of other-than-temporary non-credit-related losses

	June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$210	$3	$—	$213
Municipalities	134	1	3	132
Mortgage- and asset-backed securities	163	1	3	161
Collateralized debt obligations	208	—	55	153
Public utilities	4,315	107	162	4,260
Sovereign and supranational	4,060	70	234	3,896
Banks/financial institutions	10,651	87	1,123	9,615
Other corporate	3,618	86	112	3,592

Total yen-denominated	23,359	355	1,692	22,022

Dollar-denominated:
Collateralized debt obligations	200	—	158	42

Total dollar-denominated	200	—	158	42

Total securities held to maturity	$23,559	$355	$1,850	$22,064

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
U.S. government and agencies	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

     The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4.
     During the first six months of 2009, we reclassified 11 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $526 million.

Contractual and Economic Maturities
     The contractual maturities of our investments in fixed maturities at June 30, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$850	$854	$1	$1
Due after one year through five years	5,184	5,591	222	233
Due after five years through 10 years	2,737	2,679	728	753
Due after 10 years	19,346	17,315	5,077	4,502
Mortgage- and asset-backed securities	808	756	280	196

Total fixed maturities available for sale	$28,925	$27,195	$6,308	$5,685

Held to maturity:
Due after one year through five years	$1,417	$1,436	$200	$42
Due after five years through 10 years	2,310	2,480	—	—
Due after 10 years	19,469	17,945	—	—
Mortgage- and asset-backed securities	163	161	—	—

Total fixed maturities held to maturity	$23,359	$22,022	$200	$42

     At June 30, 2009, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $111 million at amortized cost and $102 million at fair value, which is not included in the table above.
     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
     As previously described in Note 1, our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Due in one year or less	$156	$158	$7	$7
Due after one year through five years	964	1,052	—	—
Due after five years through 10 years	1,743	1,728	5	4
Due after 10 years through 15 years	279	292	—	—
Due after 15 years	4,922	3,801	234	184

Total perpetual securities available for sale	$8,064	$7,031	$246	$195

Investment Concentrations
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
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at June 30, 2009, based on amortized cost, was: Europe (47%); United States (20%); United Kingdom (10%); and Japan (9%).
     Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2009		December 31, 2008
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Debt Securities:
Amortized cost	$18,478	27%	$19,868	28%
Fair value	15,861	26	17,793	27

Perpetual Securities:
Upper Tier II:
Amortized cost	$5,717	9%	$6,238	9%
Fair value	5,110	8	5,960	9
Tier I:
Amortized cost	2,314	3	2,542	4
Fair value	1,823	3	1,780	3

Total:
Amortized cost	$26,509	39%	$28,648	41%
Fair value	22,794	37	25,533	39

Realized Investment Gains and Losses
     Information regarding realized gains and losses from investments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$2	$—	$225	$—
Gross losses from sales	(1)	(1)	(2)	(10)
Net gains (losses) from redemptions	1	—	2	2
Impairment losses	(241)	—	(410)	—

Total debt securities	(239)	(1)	(185)	(8)

Perpetual securities:
Available for sale:
Impairment losses	(144)	—	(209)	—

Total perpetual securities	(144)	—	(209)	—

Other long-term assets	—	—	2	—

Total realized investment gains (losses)	$(383)	$(1)	$(392)	$(8)

     During the six-month period ended June 30, 2009, sales and redemptions of securities resulted in realized pretax investment gains of $227 million ($148 million after-tax). These gains were primarily the result of bond swaps that took advantage of tax loss carryforwards from previously incurred investment losses. We realized total pretax investment losses of $619 million ($402 million after-tax) as a result of the recognition of other-than-temporary impairment losses. The following table details our pretax impairment losses by investment category.

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2009	June 30, 2009

Perpetual securities	$144	$209
Corporate bonds	238	288
Collateralized debt obligations	—	113
Collateralized mortgage obligations	3	9

Total other-than-temporary impairments	$385	$619

Other-than-temporary Impairment
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
     Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent, need, or both to sell the security prior to its anticipated recovery in value. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investment. Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model puts a primary focus on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost.

     As more fully discussed in the SEC Guidance section of Note 1, we apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the six months ended June 30, 2009, the perpetual securities of four issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $144 million ($94 million after-tax) during the three-month period ended June 30, 2009, and $209 million ($136 million after-tax) during the six-month period ended June 30, 2009.
     During our review of certain CMOs, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded a portion of the reduction in fair value below amortized cost was due to non-credit factors which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $3 million ($2 million after-tax) during the three-month period and $9 million ($6 million after-tax) during the six-month period ended June 30, 2009. We recorded an unrealized loss in accumulated other comprehensive income of $3 million ($2 million after-tax) during the three-month period and $7 million ($5 million after-tax) during the six-month period ended June 30, 2009, for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors.
     The other-than-temporary impairment losses recognized in the first six months of 2009 of which a portion was transferred to other comprehensive income related only to the other-than-temporary impairment of certain of our investments in collateralized mortgage obligations. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing price appreciation, prepayment speeds, and economic recession statistics. The following table summarizes credit-related impairment losses on securities for which other-than-temporary losses were recognized during the reporting period and only the amount related to credit loss was recognized in earnings.

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2009	June 30, 2009

Balance of credit loss impairments, beginning of period	$6	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	2	8
Credit losses for which an other-than-temporary impairment was previously recognized	1	1

Balance of credit loss impairments, end of period	$9	$9

Unrealized Investment Gains and Losses
Gross Unrealized Loss Aging
     The following tables show the fair value and gross unrealized losses, including the portion of other-than-temporary impairment recognized in accumulated other comprehensive income, of our available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

June 30, 2009
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and
agencies:
Dollar-denominated	$170	$2	$119	$1	$51	$1
Japan government and
agencies:
Yen-denominated	4,549	156	4,258	134	291	22
Municipalities:
Dollar-denominated	69	17	21	1	48	16
Yen-denominated	80	3	80	3	—	—
Mortgage- and asset-
backed securities:
Dollar-denominated	376	146	90	26	286	120
Yen-denominated	53	3	31	—	22	3
Collateralized debt
obligations:
Dollar-denominated	59	162	59	162	—	—
Yen-denominated	171	89	—	—	171	89
Public utilities:
Dollar-denominated	668	124	215	29	453	95
Yen-denominated	3,516	243	1,513	41	2,003	202
Sovereign and
supranational:
Dollar-denominated	89	16	51	10	38	6
Yen-denominated	2,711	330	1,465	45	1,246	285
Banks/financial
institutions:
Dollar-denominated	1,610	546	718	150	892	396
Yen-denominated	9,909	2,282	2,105	394	7,804	1,888
Other corporate:
Dollar-denominated	2,052	311	630	71	1,422	240
Yen-denominated	6,182	968	2,788	150	3,394	818

Total fixed maturities	32,264	5,398	14,143	1,217	18,121	4,181

Perpetual securities:
Dollar-denominated	191	81	48	10	143	71
Yen-denominated	3,661	1,282	578	151	3,083	1,131

Total perpetual securities	3,852	1,363	626	161	3,226	1,202

Equity securities	6	1	2	—	4	1

Total	$36,122	$6,762	$14,771	$1,378	$21,351	$5,384

December 31, 2008
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$77	$1	$76	$1	$1	$—
Japan government and agencies:
Yen-denominated	803	16	309	5	494	11
Municipalities:
Dollar-denominated	69	14	28	1	41	13
Mortgage- and asset-
backed securities:
Dollar-denominated	406	189	284	138	122	51
Yen-denominated	26	1	—	—	26	1
Collateralized debt
obligations:
Dollar-denominated	60	188	56	162	4	26
Yen-denominated	101	295	75	145	26	150
Public utilities:
Dollar-denominated	812	165	566	106	246	59
Yen-denominated	2,376	83	184	2	2,192	81
Sovereign and
supranational:
Dollar-denominated	106	9	101	9	5	—
Yen-denominated	1,780	257	571	71	1,209	186
Banks/financial
institutions:
Dollar-denominated	1,528	529	830	212	698	317
Yen-denominated	10,458	1,881	2,128	152	8,330	1,729
Other corporate:
Dollar-denominated	2,166	501	1,178	241	988	260
Yen-denominated	4,342	660	420	29	3,922	631

Total fixed maturities	25,110	4,789	6,806	1,274	18,304	3,515

Perpetual securities:
Dollar-denominated	235	136	70	46	165	90
Yen-denominated	4,284	1,091	830	89	3,454	1,002

Total perpetual securities	4,519	1,227	900	135	3,619	1,092

Equity securities	8	2	5	1	3	1

Total	$29,637	$6,018	$7,711	$1,410	$21,926	$4,608

     The unrealized losses were primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the period ended June 30, 2009. The following summarizes our evaluation of each investment category.
Government and Agencies Investments
     All of the investments in the government and agencies sector in an unrealized loss position were investment grade at June 30, 2009 and December 31, 2008. The unrealized losses on our investments in this sector, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies were caused by changes in interest rates and/or foreign exchange rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Unrealized gains and losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As the investments near maturity the unrealized gains or losses can be expected to diminish.
Municipalities, Mortgage- and Asset-Backed Securities, Public Utilities, and Sovereign and Supranational Investments
     As of June 30, 2009 and December 31, 2008, all of our fixed maturity investments in an unrealized loss position in the public utilities and sovereign and supranational sectors were investment grade. At June 30, 2009, 58% of securities in the municipalities sector and 67% of securities in the mortgage- and asset-backed securities sector in an unrealized loss position were investment grade, compared with 53% and 100%, respectively, at the end of 2008. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads globally. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.
Collateralized Debt Obligation (CDO) Investments
     As of June 30, 2009, 87% of securities in an unrealized loss position in the CDO sector was investment grade, compared with 100% at the end of 2008. We have determined that the unrealized losses in our CDO portfolio were primarily the result of widening credit spreads globally. The widening credit spreads in the CDO sector has been fueled by continued deterioration of the credit worthiness of the credit default swap (CDS) reference credit entities underlying the CDO contracts and an overall contraction of market liquidity (demand) for CDO investments in all capital markets. As more fully described in our discussion regarding our investment in variable interest entities below, we only invested in the senior tranches of the CDO structures that we own. The subordinated tranches of our CDOs absorb the majority of the risk of loss, if any, arising from the CDS contracts underlying our CDOs. As a part of our credit analysis process, we obtain CDS default and default recovery probability statistics from published market sources. We use these default and default recovery statistics to project the number of defaults our CDOs can withstand before our CDO investment would be impaired. In addition to our review of default and default recovery statistics, we also assess the credit quality of the collateral underlying our CDOs.
     Based on these reviews, we determined that the declines in value of certain of our CDO investments below their carrying value were considered to be other than temporary and wrote down our investment in these CDOs to their estimated fair value through a charge to earnings in the first quarter of 2009.
     Our credit analyses of the CDO issues we own indicate that the remaining number of defaults that can be sustained in our CDOs, other than those disclosed in the preceding paragraph, is sufficient to withstand any expected credit deterioration without impairing the value of our investments. In addition, the credit quality of the collateral underlying these CDOs remains investment grade.

     The following summarizes our evaluation of a specific security in our CDO portfolio which is in an unrealized loss position as of June 30, 2009.
•	Morgan Stanley ACES SPC Series 2008-6 (ACES 2008-6)

We had an unrealized loss of $158 million on our investment of $200 million in ACES 2008-6. The ACES 2008-6 note is a floating rate debt instrument whose coupon is tied to the three-month US dollar LIBOR plus a spread. We believe the decline in the value of ACES 2008-6 was principally due to widening credit spreads globally, which were notably impacted or worsened by the lack of market liquidity and demand in the market environment for CDO securities as a whole. We also believe that the biggest risk to our investment in ACES 2008-6 is the potential for additional defaults on the underlying CDS reference entity portfolio as a result of weakening global economic conditions. We analyzed the number of defaults and declines in recovery values ACES 2008-6 could withstand until its maturity without experiencing a loss of principal. We have also considered all other available evidence related to our investment in ACES 2008-6 including, but not limited to, the rating of our tranche, our review of the underlying collateral, the number of below-investment-grade reference entities in the portfolio, the current level of CDS spreads for entities in the reference portfolio and the probability of default implied by those market levels as well as various other qualitative analyses. Additionally, the collateral underlying ACES 2008-6 are Bank of America Credit Card Trust 2007-A5 credit card ABS, rated Aaa, AAA, and AAA by Moody’s, S&P, and Fitch, respectively, as of June 30, 2009.

Based on the evaluation of these factors, the outlook for projected future defaults and recoveries on the underlying CDS reference entities coupled with our review of the underlying collateral of ACES 2008-6, we concluded that this CDO continues to demonstrate the capability to service its debt for the foreseeable future.
Bank and Financial Institution Investments
     The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed maturity securities and perpetual securities. The table reflects those securities in that sector that are in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses.

	June 30, 2009		December 31, 2008
	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	32%	42%	41%	40%
Perpetual securities:
Upper Tier II	6	12	9	8
Tier I	5	8	6	12

Total perpetual securities	11	20	15	20

Total	43%	62%	56%	60%

     The valuation and pricing pressures from certain structured investment securities throughout 2008 and in the first six months of 2009, more notably the bank and financial institution sector’s exposure to the well publicized structured investment vehicles (SIVs), coupled with their exposure to the continued weakness in the housing sector, in the UK, Europe and the United States, has led to significant write-downs of asset values and capital pressure. To reduce capital pressure, banks and other financial institutions have sought to enhance their capital positions through exchange and tender offers issued at a discount. In addition, national governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. If the market continues to deteriorate, more of these banks and financial institutions may need various forms of government support before the current economic downturn begins to ease. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Very few nationalizations have occurred to date, and in each instance, the governments are standing behind the classes of investments that we own.
     As of June 30, 2009, 79% of our investments in the bank and financial institution sector in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads globally, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As a class of securities, hybrid securities, and particularly perpetual securities, suffered price declines over the last several months due to the financial crisis and perceived higher payment deferral and extension risk. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.
     The following summarizes our evaluation of specific securities in the bank and financial institution sector which are in an unrealized loss position as of June 30, 2009.
•	Takefuji Corporation (Takefuji)

We had an unrealized loss of $237 million on our investments of $588 million in Takefuji. Takefuji is one of four major consumer finance companies operating in Japan. In contrast to its peers, which have moved into other lending sectors including real estate, Takefuji has focused on small unsecured consumer loans contributing to Takefuji’s status as one of the consumer finance market leaders. Takefuji has a broad business network, including distribution alliances with regional banks throughout Japan. Takefuji maintained an adequate capital position throughout the fiscal year ended March 31, 2009.

Our reviews of Takefuji reflect adequate near-term liquidity and cash resources to meet its principal and interest obligations for the next 24 months. In July 2009, Takefuji redeemed another of its debt issuances to us totaling $30 million at 100% of its original par value.

•	Investcorp (ISA)

We had an unrealized loss of $210 million on our investment of $435 million in ISA. ISA, a Luxembourg based financial holding company, is a provider of and investor in alternative investments. While it has operations in London, Bahrain and New York, its clients are principally high net worth individuals and institutions based in the Persian Gulf region.

We believe the unrealized loss on our investment in ISA was related to capital constraints primarily resulting from weakness in its fund of hedge fund (FoHF) proprietary investments. Through the first six months of its current fiscal year ended December 31, 2008, ISA’s FoHF proprietary investments steadily declined amid the turmoil in the markets. The company reported a net loss of $511 million as a result of write-downs across its portfolio of investments, mostly concentrated in its FoHF proprietary investment positions. After the fiscal third quarter ended March 31, 2009, management cited a rebound in the performance of FoHF proprietary investments as markets started to function more normally. The company also stated it had $1.3 billion in total liquidity, enough to cover all debt obligations over the next 18 months.

In May of 2009, ISA was downgraded and remains on negative watch pending further capital raises and overall improvement in operating performance given the difficult environment for alternative asset investors and providers. ISA is taking steps to increase its eroded capital base, by raising additional capital, targeting a minimum of $250 million. ISA is also approaching its bank lending relationships to refinance its debt facilities coming due in 2009 and 2010. We continue to monitor the operating environment for ISA, but believe the steps it has taken to improve its financial position are adequate at this time.

•	SLM Corporation (SLM)

We had an unrealized loss of $205 million on our investment of $343 million in SLM. Our investment in SLM is senior unsecured obligations. SLM, more commonly known as Sallie Mae, is the largest originator, servicer, and collector of student loans in the United States, a majority of which are guaranteed by the U.S. government.

We believe that the unrealized loss on our SLM investment was related to the funding pressures related to the company’s constrained ability to raise debt in both the secured and unsecured markets and Congress’ evaluation of proposals that threaten the role of private-sector student loan companies in originating government-guaranteed loans. The U.S. Department of Education has provided some funding relief to student lenders by agreeing to purchase existing and newly originated FFELP (Federal Family Education Loan Program) student loans, which has benefited SLM by allowing them to make profitable loans. While SLM has focused on building its private loan portfolio, the company has maintained a high quality book of loans, and a vast majority of SLM’s loans carry an explicit government guarantee. Considering this environment and the government backing of a majority of its loans, SLM has demonstrated an adequate liquidity profile.

•	Banco Espirito Santo, S.A. (BES)

We had an unrealized loss of $150 million on our investment of $313 million in bonds issued by BES. BES is a leading commercial bank in Portugal providing commercial and investment banking services, trade finance and pension plan asset management. BES has expanded its operations abroad to Brazil, Angola and Spain.

We believe that the increase in the unrealized loss on BES was principally related to the current economic pressures on Portuguese banks’ profitability, liquidity and capital amid the weakened credit environment and within the context of the global economic downturn. Although BES maintains capital levels in excess of regulatory minima, BES is vulnerable within the competitive Portuguese market and against the backdrop of a weakened economy with challenging earnings prospects. Earnings have been challenged most recently due to heavier trading and investing in the debt and equity markets. BES has successfully increased its capital position through a fully subscribed 1.2 billion euro stock offering.

•	Bayerische Hypo-und Vereinsbank AG (HVB)

We had an unrealized loss totaling $118 million related to our $532 million investment in UniCredit S.p.A.’s German subsidiary HVB. Our HVB investments include both Tier I and Tier II instruments that are subordinated fixed maturity securities. UniCredit, the parent company of HVB, is a financial services holding company based in Italy where it maintains a strong franchise with a significant presence in Germany, Austria, Poland and Central Eastern Europe. HVB is a key part of UniCredit with well-positioned retail and corporate banking franchises in the south and north of Germany. HVB also houses the Markets and Investment Banking Division of UniCredit.

We believe the fair value of our investment in HVB was negatively impacted by the downturn in the European economic environment. The downturn was most pronounced in HVB’s Markets and Investment Banking division, which sustained pre-tax losses in 2008 of 2 billion euros due to the negative impact of trading losses, the increase in loan write-downs, and the negative net investment income driven by impairments and a loss on investment properties. Most recently, HVB reported a profit for the first quarter of 2009 versus a loss for 2008. This improvement was mainly in the Markets and Investment Banking division.

Perpetual securities have suffered price erosion due to the global financial crisis and the uncertainty regarding coupon payments. Also negatively impacting HVB’s fair value is its parent company’s marginal capital levels in 2008. In contrast, despite the losses noted above, HVB reported much stronger capital levels than its parent company at the end of 2008. HVB reported even stronger capital levels for the first quarter of 2009 than at the end of 2008. HVB specifically stated in its 2008 earnings release that HVB will make payments on its participating certificates and hybrid capital instruments.
Other Corporate Investments
     As of June 30, 2009, 62% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 70% at the end of 2008. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads globally. Also impacting the unrealized losses in this sector is the decline in credit worthiness of certain issuers in the other corporate sector. However, consistent with our discussions below of specific issuers within this sector, we have determined that the ability of these issuers to service our investments has not been impaired by these factors.
     The following summarizes our evaluation of specific securities in the other corporate sector which are in an unrealized loss position as of June 30, 2009.
•	UPM-Kymmene Corporation (UPM)

We had an unrealized loss of $159 million on our investment of $322 million in UPM, one of the world’s largest forest product companies. UPM and its peers have been negatively impacted by both weakening demand due to poor economic conditions and the significant excess capacity present in the sector. While UPM has been a leader among its peers in capacity reductions, the sector needs significantly more reductions in capacity so as to improve producer pricing power.

During the first quarter of 2009, our investment in UPM was downgraded to below investment grade, reflecting its continued stressed operating environment. Despite the negative outlook for the forest product sector, we believe UPM possesses an above-average competitive profile, compared with its forest product peers. Through its successful efforts to control costs, reduce capacity, improve its position in energy self-sufficiency, and diversify its products, UPM has maintained acceptable earnings ratios and liquidity.

•	Compania Sudamericana de Vapores S.A. (CSAV)

We had an unrealized loss of $122 million on our investment of $250 million in Tollo Shipping Company S.A. This investment is a loan to Tollo Shipping Company S.A., guaranteed by the borrower’s parent, CSAV. CSAV is the largest shipping company in Latin America, and the 16th largest shipping company in the world. CSAV provides liner and specialized cargo services to clients worldwide with an emphasis on container shipping to and from its key markets of Chile and Brazil. Strong ties with Chile’s top exporters and a well-developed logistics service are CSAV’s main competitive advantages compared with other shippers with greater capacity.

We believe the decline in fair value of the security was primarily caused by two factors: depressed revenue due to competitive pricing pressures and weaker operating margins due to higher legacy fixed costs, including costs associated with ship charters. However, CSAV management reported an improved liquidity position in the second quarter of 2009 compared to the first quarter of 2009, and benefits from a benign debt maturity profile, and a substantial undrawn credit facility. In addition, CSAV announced that it is now in the process of raising additional equity capital over the next 12 to 24 months, which will further strengthen its financial profile.

•	Ford Motor Credit Company (FMCC) and Sultanate of Oman (Oman)

Subsequent to December 31, 2008, the unrealized losses in our investment in FMCC and our investment issued by Oman have decreased significantly. FMCC’s improvement was due to higher profits in the second quarter of 2009 driven by lower depreciation expense for leased vehicles, net gains on currency exposure, and lower operating costs. Oman’s improvement is related to their increase in public spending in the first half of 2009 over the comparable period for 2008 to stimulate overall economic activity, with an overall GDP growth forecast at 3% for 2009.
Perpetual Securities Investments
     At June 30, 2009, 55% of our total perpetual securities investments in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. The decrease in investment-grade securities was related to downgrades of investments we own. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

     Details of our holdings of perpetual securities as of June 30, 2009, were as follows:
Perpetual Securities

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Gain (Loss)

Upper Tier II:
	AA	$1,239	$1,257	$18
	A	2,828	2,779	(49)
	BBB	586	578	(8)
	BB	1,343	789	(554)

Total Upper Tier II		5,996	5,403	(593)

Tier I:
	AA	845	599	(246)
	A	985	781	(204)
	BBB	209	160	(49)
	BB or lower	275	283	8

Total Tier I		2,314	1,823	(491)

Total		$8,310	$7,226	$(1,084)

     With the exception of the Icelandic bank securities that we impaired in the fourth quarter of 2008, all of the perpetual securities we own were current on interest and principal payments at June 30, 2009. Based on amortized cost as of June 30, 2009, the geographic breakdown by issuer was as follows: Europe (63%); the United Kingdom (21%); and Japan (12%). For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.
     We have determined that the majority of our unrealized losses in the perpetual security category was principally due to widening credit spreads globally, largely as the result of the contraction of liquidity in the capital markets. Credit spreads for this category were also impacted by the uncertain outlook for the accounting classification of subordinated securities in certain regulatory environments. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that our investments in this sector have the ability to service their obligation to us.
     The following summarizes our evaluation of specific perpetual securities which are in an unrealized loss position as of June 30, 2009.
•	Lloyds Banking Group PLC (Lloyds)

We had an unrealized loss of $309 million on our investment of $835 million issued by Lloyds and its subsidiaries, which now include HBOS and Bank of Scotland (BOS). Included in our total investment in Lloyds was $828 million of Upper Tier II perpetual securities and $7 million in Tier I perpetual securities.

Lloyds Banking Group PLC was formed in January 2009 following the merger between Lloyds TSB Group PLC and HBOS PLC. Lloyds is the largest retail bank in the UK, with the largest branch network, and holds a number of leading market positions. Lloyds serves over 30 million people in retail banking, mortgage lending, pension services, asset management, insurance services, corporate banking and treasury services.

We believe the unrealized loss in Lloyds is primarily related to the negative view of perpetual securities issued by banks and financial institutions due to the uncertainty regarding coupon payment especially for institutions such as Lloyds that have received government support. In particular, there is a concern that the capital support provided by HM Treasury will not extend to all levels of Lloyds’ capital and that European Union approval for any government support packages will be contingent upon suspension of all coupon payments. HM Treasury is the UK department responsible for developing and executing the UK’s public finance and economic policy. Lloyds has raised 14 billion pounds of capital through the UK government’s HM Treasury and is participating in the Asset Protection Scheme (APS). The APS allows participating banks to insure problem assets in return for accepting a first loss and payment of a fee. The goal of the APS is to restore confidence in the UK banking system and enable lending capacity to help stimulate a recovery of the economy.

Despite a significant rise in impairment levels in Lloyd’s loan portfolio, Lloyds has benefited from the APS by reducing risk-weighted assets by approximately 194 billion pound sterling. As a result of Lloyd’s participation in the APS and other balance sheet liability management transactions, Lloyds has significantly increased its capital ratios. For the fist quarter of 2009, Lloyds reported capital adequacy ratios well in excess of regulatory requirements. In light of the negative outlook for Lloyds, these investments were downgraded to below investment grade during the first quarter of 2009 and, in line with our current impairment policy, we began evaluating our investment in the Lloyds perpetual securities for other-than-temporary impairments using our equity impairment model at that time. Our equity impairment model, which focuses on severity and duration of impairment, reflected that a portion of our Lloyds investment was other-than-temporarily impaired. In response to this evaluation, we recognized an other-than-temporary impairment charge related to these perpetual securities totaling $65 million ($42 million after-tax) in the first quarter of 2009. There were no further impairments of Lloyds in the second quarter of 2009. The remaining unrealized losses on our Lloyds perpetual securities may result in additional other-than-temporary impairment charges in future quarters in the event the fair value of our Lloyds investments does not recover.

During the second quarter of 2009, we considered risks common to perpetual securities, the UK government’s commitment to support UK banks, along with the leading position Lloyds commands within the UK, its diverse revenue sources and profit generation, strong asset quality, and adequate capitalization. Based upon a review of these factors, we currently believe that Lloyds’ has the ability to service its obligation to us.

•	Royal Bank of Scotland Group PLC (RBSG)

We had an unrealized loss of $123 million on our investments of $242 million in RBSG. RBSG, including The Royal Bank of Scotland PLC (RBS), is a large global banking and financial services group, and one of the largest UK banking groups. Headquartered in Edinburgh, the holding company RBSG operates in the UK, the United States and internationally through its two principal subsidiaries, RBS and National Westminster Bank (NatWest). In the United States, RBSG’s subsidiary Citizens Financial Group Inc. is a large commercial banking organization. RBS conducts its operations in Ireland through the Ulster Bank Group. RBSG has a large and diversified customer base and provides a wide range of products and services to personal, commercial and large corporate and institutional customers. RBSG most recently led the tri-party acquisition of ABN AMRO (ABN), which positioned RBS as a global leading player in investment banking and capital markets via certain acquired ABN assets. Those ABN assets identified as core to the bank, like ABN AMRO Bank NV, should be integrated with RBSG from RFS Holdings in the fourth quarter of 2009, and the ABN brand will go to the Dutch state. All of the ABN AMRO Bank’s senior unsecured debt has been economically allocated to RBSG’s businesses.

We believe that the unrealized loss on RBSG was related to the negative impact of the overall view of perpetual securities issued by banks and financial institutions due to the global financial crisis and due to the uncertainty regarding coupon payments especially for institutions such as RBSG that have received government support. The downturn in the UK economy has also negatively impacted all UK banks. The economic outlook in the markets in which RBSG operates is negative over the short- to medium-term and there remains significant uncertainty over the depth and length of the current recession in these areas. However, RBSG’s management is taking appropriate steps to refocus operations on the core business, and is doing so with significant support from the UK government. The UK government currently owns 70% of RBSG. Additionally, the problems that accompany certain RBSG assets should be largely alleviated by the APS and the reinforced capital position of RBSG and its subsidiaries. The UK Government has made a strong effort and commitment to support the UK banks through capital injections, debt guarantees and asset insurance. We believe that RBSG will continue to benefit from government support, considering its importance to the UK banking system and the government’s large stake in it. Based upon a review of these factors, we currently believe that RBSG has the ability to service its obligation to us.

•	Nordea Bank AB (Nordea)

Since December 31, 2008, the unrealized loss on our investment in perpetual securities issued by Nordea and its subsidiaries has decreased. The improvement in the unrealized loss associated with Nordea is partly related to the bank’s profitability despite adverse market conditions and a relatively strong capital position.
Effect on Shareholders’ Equity
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities were as follows:

	June 30,	December 31,
(In millions)	2009	2008

Unrealized gains (losses) on securities available for sale	$(3,441)	$(2,046)
Unamortized unrealized gains on securities transferred to held to maturity	152	179
Deferred income taxes	1,166	659
Other	(3)	(3)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(2,126)	$(1,211)

     The unrealized gains declined and the unrealized losses increased on securities available for sale during the six-month period ended June 30, 2009. We believe the declines in unrealized gains and the increases in unrealized losses primarily resulted from widening of credit spreads globally and increases in interest rates globally.

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)
     As part of our investment activities, we own investments in QSPEs and VIEs. The following table details our investments in these vehicles.
Investments in Qualified Special Purpose Entities
and Variable Interest Entities

	June 30, 2009			December 31, 2008
	Amortized		Fair	Amortized		Fair
(In millions)	Cost		Value	Cost		Value

QSPEs:
Total QSPEs	$4,226	*	$3,859	$4,458	*	$4,372

VIEs:
Consolidated:
Total VIEs consolidated	$1,755		$1,376	$1,842		$1,392

Not consolidated:
CDOs	759		571	908		433
Other	698		650	517		499

Total VIEs not consolidated	1,457		1,221	1,425		932

Total VIEs	$3,212	**	$2,597	$3,267	**	$2,324

*	Total QSPEs represent 6.3% of total debt and perpetual securities in 2009 and 6.4% in 2008.

**	Total VIEs represent 4.8% of total debt and perpetual securities in 2009 and 4.7% in 2008.
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

Securities Lending
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

	June 30,	December 31,
(In millions)	2009	2008

Security loans outstanding, fair value	$577	$1,679
Cash collateral on loaned securities	593	1,733

     All of the cash collateral received from borrowers for securities loaned is callable at the discretion of the borrowers. All security lending agreements are callable by us at any time.
     For general information regarding our investment accounting policies, see Note 1.

4. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Fair Value Measurement
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
     During 2008 and through the first half of 2009, we noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We continually assess the reasonableness of the pricing data we receive by comparing it to historical results. In addition to historical comparisons, we evaluate the reasonableness of the pricing data in light of current market trends and events. The final pricing data used to determine fair values is based on management’s judgment.
Fair Value Hierarchy
     SFAS No. 157, “Fair Value Measurements” (SFAS 157), specifies a hierarchy of valuation techniques based on whether the inputs to those valuations techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. The vast majority of our financial instruments subject to the classification provisions of SFAS 157 relate to our investment securities classified as securities available for sale in our investment portfolio. We determine the fair value of our securities available for sale using several sources or techniques based on the type and nature of the investment securities.

     The following tables present the fair-value hierarchy levels of the Company’s assets and liabilities under SFAS 157 that are measured at fair value on a recurring basis.

	June 30, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$8,783	$1,920	$—	$10,703
Municipalities	11	183	—	194
Mortgage- and asset-backed securities	—	920	33	953
Public utilities	—	3,197	457	3,654
Collateralized debt obligations	109	157	111	377
Sovereign and supranational	—	822	272	1,094
Banks/financial institutions	84	5,045	1,117	6,246
Other corporate	—	8,679	1,082	9,761

Total fixed maturities	8,987	20,923	3,072	32,982

Perpetual securities:
Banks/financial institutions	—	5,870	1,063	6,933
Other corporate	—	293	—	293

Total perpetual securities	—	6,163	1,063	7,226

Equity securities	17	—	9	26

Total assets	$9,004	$27,086	$4,144	$40,234

Liabilities:
Interest rate swaps	$—	$3	$—	$—

Total liabilities	$—	$3	$—	$—

	December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$10,182	$2,214	$—	$12,396
Municipalities	—	106	—	106
Mortgage- and asset-backed securities	—	1,020	35	1,055
Public utilities	—	3,157	502	3,659
Collateralized debt obligations	116	140	19	275
Sovereign and supranational	—	994	260	1,254
Banks/financial institutions	—	5,674	876	6,550
Other corporate	—	8,819	898	9,717

Total fixed maturities	10,298	22,124	2,590	35,012

Perpetual securities:
Banks/financial institutions	—	7,328	412	7,740
Other corporate	—	307	—	307

Total perpetual securities	—	7,635	412	8,047

Equity securities	18	5	4	27

Total assets	$10,316	$29,764	$3,006	$43,086

Liabilities:
Cross-currency and interest rate swaps	$—	$158	$—	$158

Total liabilities	$—	$158	$—	$158

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
     Approximately 40% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services who estimate their fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 55% of our Level 2 fixed maturities and perpetual securities is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.
     For the remaining Level 2 fixed maturities and perpetual securities that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.
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

     The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of our Level 3 fixed maturities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.
Level 3 Rollforward
     The following tables present the changes in our securities available for sale classified as Level 3.

	Three Months Ended
	June 30, 2009
			Unrealized
			gains or
		Realized	losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers	Balance,	gains
	beginning	included in	comprehensive	and	into and/or	end of	(losses)
(In millions)	of period	earnings	income	settlements	out of Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$34	$—	$(1)	$—	$—	$33	$—
Banks/financial institutions	839	(53)	(26)	—	357	1,117	(53)
Collateralized debt obligations	74	—	18	—	19	111	—
Other corporate	1,036	—	46	—	—	1,082	—
Public utilities	462	—	(5)	—	—	457	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	209	—	63	—	—	272	—

Total fixed maturities	2,654	(53)	95	—	376	3,072	(53)

Perpetual securities:
Banks/financial institutions	636	—	72	—	355	1,063	—
Other corporate	—	—	—	—	—	—	—

Total perpetual securities	636	—	72	—	355	1,063	—

Equity securities	10	—	(1)	—	—	9	—

Total	$3,300	$(53)	$166	$—	$731	$4,144	$(53)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2009.

	Three Months Ended
	June 30, 2008
			Unrealized
			gains or
		Realized	losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers	Balance,	gains
	beginning	included in	comprehensive	and	into and/or	end of	(losses)
(In millions)	of period	earnings	income	settlements	out of Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$13	$—	$—	$—	$10	$23	$—
Banks/financial institutions	22	(2)	(3)	2	—	19	(2)
Collateralized debt obligations	65	—	(7)	—	—	58	—
Other corporate	—	—	—	—	108	108	—
Public utilities	—	—	—	—	86	86	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	—	—	—	—	—	—	—

Total fixed maturities	100	(2)	(10)	2	204	294	(2)

Equity securities	4	—	—	—	—	4	—

Total	$104	$(2)	$(10)	$2	$204	$298	$(2)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2008.

	Six Months Ended
	June 30, 2009
			Unrealized
			gains or
		Realized	losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers	Balance,	gains
	beginning	included	comprehensive	and	into and/or out of	end of	(losses)
(In millions)	of period	in earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$35	$—	$(2)	$—	$—	$33	$—
Banks/financial institutions	876	(53)	(151)	—	445	1,117	(53)
Collateralized debt obligations	19	(114)	165	—	41	111	(114)
Other corporate	898	—	(16)	—	200	1,082	—
Public utilities	502	—	(45)	—	—	457	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	260	—	12	—	—	272	—

Total fixed maturities	2,590	(167)	(37)	—	686	3,072	(167)

Perpetual securities:
Banks/financial institutions	412	—	(61)	—	712	1,063	—
Other corporate	—	—	—	—	—	—	—

Total perpetual securities	412	—	(61)	—	712	1,063	—

Equity securities	4	—	(1)	—	6	9	—

Total	$3,006	$(167)	$(99)	$—	$1,404	$4,144	$(167)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2009.

	Six Months Ended
	June 30, 2008
			Unrealized
			gains or
		Realized	losses included				Unrealized
	Balance,	gains or	in other	Purchases	Transfers	Balance,	gains
	beginning	losses	comprehensive	and	into and/or out of	end of	(losses)
(In millions)	of period	included in earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$13	$—	$—	$—	$10	$23	$—
Banks/financial institutions	20	(2)	(1)	2	—	19	(2)
Collateralized debt obligations	76	—	(28)	10	—	58	—
Other corporate	—	—	—	—	108	108	—
Public utilities	—	—	—	—	86	86	—
Municipalities	—	—	—	—	—	—	—
Sovereign and supranational	—	—	—	—	—	—	—

Total fixed maturities	109	(2)	(29)	12	204	294	(2)

Equity securities	3	—	1	—	—	4	—

Total	$112	$(2)	$(28)	$12	$204	$298	$(2)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2008.
     During the first six months of 2009, we transferred investments totaling $1.4 billion into Level 3 as a result of credit downgrades of the respective securities to below investment grade.

     Over the course of 2008, the inputs we received from pricing brokers for forward exchange rates and the credit spreads for certain issuers, including liquidity risk, became increasingly difficult for us to observe or corroborate in the markets for our investments in CDOs, callable reverse-dual currency securities (RDCs), securities rated below investment grade, and to a lesser extent less liquid sinking fund securities. This resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category in 2008.
Fair Value of Financial Instruments
     The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$56,541	$55,046	$59,448	$58,096
Perpetual securities	7,226	7,226	8,047	8,047
Equity securities	26	26	27	27
Liabilities:
Notes payable (excluding capitalized leases)	1,985	1,922	1,713	1,561
Cross-currency and interest rate swaps*	3	3	158	158
Obligation to Japanese policyholder protection corporation	138	138	161	161

*	Cross-currency swaps expired in April 2009
     As mentioned previously, we determine the fair values of our debt, perpetual and privately issued equity securities using three basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, a DCF pricing model, and price quotes we obtain from outside brokers.
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
DCF Sensitivity
     Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Management believes that under normal market conditions, a movement of 50 basis points (bps) in the key assumptions used to estimate these fair values would be reasonably likely. Therefore, we selected a uniform magnitude of movement (50 bps) and provided both upward and downward movements in the assumptions. Since the changes in fair value are relatively linear, the reader of these financial statements can make their own judgment as to the movement in interest rates and the change in fair value based upon this data. The following scenarios provide a view of the sensitivity of our securities priced by our DCF pricing model.
     The fair values of our available-for-sale fixed maturity and perpetual securities valued by our DCF pricing model totaled $15.0 billion at June 30, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
	fair value		fair value		fair value
Factor change	(in millions)	Factor change	(in millions)	Factor change	(in millions)

+50 bps	$(754)	+50 bps	$(740)	+50 bps	$(32)
-50 bps	804	-50 bps	797	-50 bps	31

     The fair values of our held-to-maturity fixed maturity securities valued by our DCF pricing model totaled $20.8 billion at June 30, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
	fair value		fair value		fair value
Factor change	(in millions)	Factor change	(in millions)	Factor change	(in millions)

+50 bps	$(1,436)	+50 bps	$(1,290)	+50 bps	$(327)
-50 bps	1,441	-50 bps	1,316	-50 bps	305

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
Derivative Hedges
     We have limited activity with derivative financial instruments. We do not use them for trading purposes, nor do we engage in leveraged derivative transactions.
     As of December 31, 2008 and until April 2009, we had outstanding cross-currency interest rate swap agreements related to our $450 million senior notes (see Note 5). We had designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The notional amounts and terms of the swaps matched the principal amount and terms of the senior notes. We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by economically converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $450 million liability into a 55.6 billion yen liability, and we reduced our interest rate from 6.5% in dollars to 1.67% in yen. We included the fair value of the cross-currency swaps in other liabilities on the balance sheet as of December 31, 2008. The net investment hedge was effective from its inception through the first quarter of 2009, therefore we reported the change in fair value of the foreign currency portion of our cross-currency swaps in other comprehensive income during that period of time. In April 2009, our cross-currency swap agreements expired in conjunction with the maturity of the corresponding senior notes (see Note 5). At the beginning of the second quarter of 2009 and prior to their expiration, we de-designated these swaps as a hedge of our net investment in Aflac Japan. Upon de-designation and until the swaps expired, we recorded the change in fair value of the foreign currency portion of the cross-currency swaps in net earnings

(other income). The interest rate component of the swaps did not qualify for hedge accounting, therefore the change in fair value of the interest rate component was reflected in net earnings. See further discussion below.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings (other income). This hedge was effective during the six-month periods ended June 30, 2009, and 2008, therefore there was no impact on net earnings.
     The components of the fair value of the cross-currency and interest rate swap agreements were reflected as an asset or (liability) in the balance sheet as follows:

	June 30,	December 31,
(In millions)	2009	2008

Interest rate component	$(3)	$2
Foreign currency component	—	(164)
Accrued interest component	—	4

Total fair value of cross-currency and interest rate swaps	$(3)	$(158)

     The cross-currency swaps expired in April 2009, at which time we paid off the foreign exchange liability balance of $106 million for these swaps to the applicable swap counterparties.
     The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the six-month periods ended June 30.

(In millions)	2009	2008

Balance, beginning of period	$(164)	$(47)
Increase (decrease) in fair value of cross-currency swaps	51	(28)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	—	—

Balance, end of period	$(113)	$(75)

     Because the cross-currency swaps were de-designated as a hedge of the net investment in Aflac Japan for the second quarter of 2009 prior to their expiration, the foreign exchange loss recorded in accumulated other comprehensive income for these swaps remained unchanged from the balance as of March 31, 2009. This unrealized loss would need to be reversed out of accumulated other comprehensive income and recognized in earnings if we ever divested of our investment in Aflac Japan. Subsequent to March 31, 2009 and upon expiration of these swaps, the fair value of the foreign currency component of the cross-currency swaps increased by $7 million, therefore we realized this amount as a foreign exchange gain in earnings during the quarter ended June 30, 2009.
     The change in fair value of the interest rate swaps, included in accumulated other comprehensive income, was immaterial during the six-month periods ended June 30, 2009, and 2008.
     Our exposure to credit risk in the event of nonperformance by counterparties to our derivatives as of June 30, 2009, was immaterial.

Nonderivative Hedges
     We have designated our yen-denominated Samurai and Uridashi notes (see Note 5) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan.
     For additional information on our cross-currency and interest rate swaps and other financial instruments, see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

5. NOTES PAYABLE
     A summary of notes payable follows:

	June 30,	December 31,
(In millions)	2009	2008

8.50% senior notes due May 2019	$850	$—
6.50% senior notes paid April 2009	—	450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	156	165
2.26% notes due September 2016 (principal amount 8 billion yen in 2009 and 10 billion yen in 2008)	83	110
Variable interest rate notes due September 2011 (1.01% at June 2009, principal amount 20 billion yen)	209	220
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 39.4 billion yen in 2009 and 40 billion yen in 2008)	410	439
1.87% notes due June 2012 (principal amount 26.6 billion yen in 2009 and 30 billion yen in 2008)	277	329
Capitalized lease obligations payable through 2014	7	8

Total notes payable	$1,992	$1,721

     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We extinguished 2.0 billion yen (par value) of our Uridashi notes due September 2016 at a cost of 1.4 billion yen, yielding a gain of .6 billion yen. We extinguished 3.4 billion yen (par value) of our Samurai notes due June 2012 at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. We extinguished .6 billion yen (par value) of our Samurai notes due July 2010 at a cost of .5 billion yen, yielding a gain of .1 billion yen. Through these transactions, we realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.
     In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity. In May 2009, we issued $850 million of senior notes through a U.S. public debt offering. These notes pay interest semi-annually and have a 10-year maturity. The notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.
     In July 2009, we executed a 10 billion yen loan (approximately $104 million using the June 30, 2009, exchange rate) at an interest rate of 3.60%. Interest on the loan is payable semiannually, and the loan has a six-year maturity.
     We were in compliance with all of the covenants of our notes payable at June 30, 2009. No events of default or defaults occurred during the six months ended June 30, 2009.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the six-month periods ended June 30.

(In thousands of shares)	2009	2008

Common stock — issued:
Balance, beginning of period	660,035	658,604
Exercise of stock options and issuance of restricted shares	452	997

Balance, end of period	660,487	659,601

Treasury stock:
Balance, beginning of period	193,420	172,074
Purchases of treasury stock:
Open market	—	12,500
Other	89	109
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(355)	(688)
Exercise of stock options	(17)	(352)
Other	(134)	(69)

Balance, end of period	193,003	183,574

Shares outstanding, end of period	467,484	476,027

     Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of stock options to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share for the following periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Anti-dilutive stock options and restricted share awards	11,011	1,262	13,189	1,025

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
     As of June 30, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in January 2008.

7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. As of June 30, 2009, approximately 18.5 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
     The following table provides information on stock options outstanding and exercisable at June 30, 2009.

	Stock	Weighted-Average	Aggregate
	Option	Remaining	Intrinsic	Weighted-Average
	Shares	Term	Value	Exercise Price
	(in thousands)	(in years)	(in millions)	Per Share

Outstanding	17,868	5.2	$43	$36.52
Exercisable	13,087	3.9	28	34.67

     We received cash from the exercise of stock options in the amount of $1.7 million during the first six months of 2009, compared with $27 million in the first six months of 2008. The tax benefit realized as a result of stock option exercises and restricted stock releases was $3 million in the first six months of 2009, compared with $18 million in the first six months of 2008.
     As of June 30, 2009, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $24 million, of which $11 million (599 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.
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

8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$3	$2	$3	$6	$5	$5	$5
Interest cost	1	3	1	2	2	6	2	5
Expected return on plan assets	—	(3)	—	(3)	(1)	(6)	(1)	(6)
Amortization of net actuarial loss	—	1	1	—	1	2	1	1

Net periodic benefit cost	$4	$4	$4	$2	$8	$7	$7	$5

     During the six months ended June 30, 2009, Aflac Japan contributed approximately $8 million (using the June 30, 2009, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.
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
10. SUBSEQUENT EVENTS
     We evaluated events that occurred subsequent to June 30, 2009, for recognition or disclosure in our financial statements and notes to our financial statements. We performed our subsequent event review through August 7, 2009, the date that these second quarter 2009 financials were issued.
     In July 2009, we executed a loan for 10 billion yen. See Note 5 for further discussion.
     On July 29, 2009, we entered into a definitive agreement to purchase for $100 million Continental American Insurance Group, Inc., which includes its wholly-owned subsidiary Continental American Insurance Company (CAIC). The purchase will be funded with internal capital, and the transaction is expected to close in the fourth quarter of 2009. CAIC, which is currently privately owned and headquartered in Columbia, South Carolina, specializes in offering voluntary group insurance products that are distributed by insurance brokers at the worksite.

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
     We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:
•	difficult conditions in global capital markets and the economy generally

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and downgrades in certain securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac’s investment in perpetual securities

•	differing judgments applied to investment valuations

•	subjective determinations of amount of impairments taken on our investments

•	realization of unrealized losses

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries’ ability to pay dividends to the Parent Company

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	decreases in our financial strength or debt ratings

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events

•	failure of internal controls or corporate governance policies and procedures

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
MD&A OVERVIEW
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2008, to June 30, 2009. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2008. This MD&A is divided into the following sections:
•	Critical accounting estimates

•	Results of operations, consolidated and by segment

•	Analysis of financial condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 87% of our liabilities are reported as of June 30, 2009, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
     There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2009. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2008.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	In Millions		Per Diluted Share		In Millions		Per Diluted Share

Net earnings	$314	$483	$.67	$1.00	$882	$957	$1.89	$1.98
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(249)	(1)	(.53)	—	(255)	(5)	(.54)	(.01)
Impact from SFAS 133	—	(3)	—	(.01)	(3)	—	(.01)	—
Gain on extinguishment of debt	1	—	—	—	11	—	.02	—

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

     During the first six months of 2009, sales and redemptions of securities resulted in realized pretax investment gains of $227 million ($148 million after-tax). These gains were primarily the result of bond swaps that took advantage of tax loss carryforwards from previously incurred investment losses. We realized total pretax investment losses of $619 million ($402 million after-tax) as a result of the recognition of other-than-temporary impairment losses. The following table details our pretax impairment losses by investment category.

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2009	June 30, 2009

Perpetual securities	$144	$209
Corporate bonds	238	288
Collateralized debt obligations	—	113
Collateralized mortgage obligations	3	9

Total other-than-temporary impairments	$385	$619

     Realized investment losses in the first six months of 2008 primarily resulted from securities sold or redeemed in the normal course of business.
     See Note 3 of the Notes to the Consolidated Financial Statements for more information on our realized investment gains and losses.
Impact from SFAS 133
     We had cross-currency swap agreements which economically converted our dollar-denominated senior notes, which matured in April 2009, into a yen-denominated obligation. Until April 2009, we designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (SFAS 133), requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the fair value equaled initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component was zero. We had the ability and intent to retain the cross-currency swaps until they expired in April 2009. The impact from SFAS 133 includes the change in fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, and is included in other income. Prior to the expiration of the swaps in April 2009, we de-designated the swaps as a hedge of our net investment in Japan when we performed our hedge designations at the beginning of second quarter 2009.
     We have issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess in net earnings (other income). The foreign currency gain or loss on the excess liabilities would be included in the impact from SFAS 133. At the beginning of second quarter of 2009 when we performed our hedge designations, the notional amount of our yen-denominated liabilities exceeded our yen net asset position in Aflac Japan, therefore we de-designated this excess portion of our yen-denominated liabilities from our net investment hedge. An immaterial loss was recorded in net earnings (other income) and included in the impact from SFAS 133 during the quarter ended June 30, 2009, as a result of the negative foreign currency effect on the portion of our yen-denominated liabilities that was not designated as a hedge. Our net investment hedge was effective during the six-month period ended June 30, 2008; therefore, there was no impact on net earnings.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from SFAS 133. These hedges were effective during the six-month periods ended June 30, 2009 and 2008; therefore, there was no impact on net earnings.
     For additional information, see the Impact from SFAS 133 section of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
Debt Extinguishment
     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.3% for the six-month period ended June 30, 2009, compared with 34.7% for the same period in 2008.
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
     Our objective for 2010 is to increase net earnings per diluted share by 9% to 12%, on the basis described above.
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
Aflac Japan Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2009	2008	2009	2008

Premium income	$2,901	$2,620	$5,913	$5,205
Net investment income:
Yen-denominated investment income	357	322	728	637
Dollar-denominated investment income	187	186	377	367

Net investment income	544	508	1,105	1,004
Other income	15	14	22	13

Total operating revenues	3,460	3,142	7,040	6,222

Benefits and claims	2,092	1,946	4,294	3,868
Operating expenses:
Amortization of deferred policy acquisition costs	121	100	245	196
Insurance commissions	256	239	523	478
Insurance and other expenses	312	284	617	553

Total operating expenses	689	623	1,385	1,227

Total benefits and expenses	2,781	2,569	5,679	5,095

Pretax operating earnings*	$679	$573	$1,361	$1,127

Weighted-average yen/dollar exchange rate	97.53	104.50	95.44	104.77

	In Dollars				In Yen
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Percentage change over	June 30,		June 30,		June 30,		June 30,
previous period:	2009	2008	2009	2008	2009	2008	2009	2008

Premium income	10.7%	19.7%	13.6%	18.7%	3.1%	3.6%	3.3%	3.6%
Net investment income	7.2	14.8	10.0	14.3	(.2)	(.7)	.2	(.3)
Total operating revenues	10.1	18.9	13.1	17.8	2.5	2.9	2.9	2.8
Pretax operating earnings*	18.6	24.3	20.7	21.7	10.7	7.5	10.0	6.1

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 2.9% in the first six months of 2009 and 3.6% for the same period of 2008 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at June 30, 2009, were 1.18 trillion yen, compared with 1.14 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $12.2 billion at June 30, 2009, compared with $10.7 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 34% of Aflac Japan’s investment income in the first six months of 2009, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac

Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during the first six months of 2009. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**
	Three Months		Six Months		Three Months		Six Months
	2009	2008	2009	2008	2009	2008	2009	2008
Net investment income	(.2)%	(.7)%	.2%	(.3)%	2.3%	5.0%	3.4%	5.0%
Total operating revenues	2.5	2.9	2.9	2.8	3.0	3.7	3.4	3.8
Pretax operating earnings*	10.7	7.5	10.0	6.1	13.1	11.3	12.2	11.0

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Ratios to total revenues:	2009	2008	2009	2008

Benefits and claims	60.4%	61.9%	61.0%	62.2%
Operating expenses:
Amortization of deferred policy acquisition costs	3.5	3.2	3.5	3.1
Insurance commissions	7.4	7.6	7.4	7.7
Insurance and other expenses	9.0	9.1	8.8	8.9

Total operating expenses	19.9	19.9	19.7	19.7
Pretax operating earnings*	19.7	18.2	19.3	18.1

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. The operating expense ratio has remained stable in the first six months of 2009, compared with the same period a year ago. We expect the operating expense ratio to increase slightly in 2009 in relation to prior year. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in the three- and six-month periods ended June 30, 2009. We expect the expansion in the profit margin to hold through the remainder of 2009.

Aflac Japan Sales
     The following table presents Aflac Japan’s total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
(In millions of dollars	Three Months		Six Months		Three Months		Six Months
and billions of yen)	2009	2008	2009	2008	2009	2008	2009	2008

Total new annualized premium sales	$309	$274	$602	$537	30.1	28.7	57.6	56.3
Increase (decrease) over comparable period in prior year	12.9%	9.9%	12.0%	14.4%	5.0%	(4.9)%	2.3%	(.3)%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended June 30.

	Three Months		Six Months
	2009	2008	2009	2008

Medical policies	31%	34%	33%	35%
Cancer life	32	34	33	33
Ordinary life	30	23	27	22
Rider MAX	4	5	4	5
Other	3	4	3	5

Total	100%	100%	100%	100%

     Cancer insurance sales were down 1.7% during the second quarter of 2009, compared with the same period a year ago.
     Medical sales were down 2.7% during the second quarter of 2009, compared with the same period a year ago. We will be introducing a revised EVER product in August 2009. This will be the first major revision that we have made to this popular medical product since 2002. The most notable change is an enhanced surgical benefit. Due to our early announcement of this product, we do not expect to sell much medical insurance until the new product is rolled out.
     Ordinary life product sales increased 38.7% during the second quarter of 2009, compared with the same period in 2008. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that was released at the end of first quarter 2009. Although this product has a lower margin than our health insurance products, its margins significantly exceed the margins of the fixed annuity coverage that we offer. We believe that the child endowment product, as well as our other new life product, called “GIFT,” will provide opportunities for us to sell our third sector cancer and medical products.
     We continue to believe that sales of cancer and medical insurance will benefit from the recently opened bank channel. In the second quarter of 2009, bank channel sales were 1.4 billion yen, a 39% increase compared with the first quarter of 2009. Bank channel sales were 106.4% higher in the second quarter of 2009, compared with the same period a year ago. At June 30, 2009, we had agreements with 346 banks to sell our products in their branches. We have significantly more selling agreements with banks than any of our competitors. We believe our longstanding relationships within the Japan banking sector have given us an advantage in developing this channel. Furthering our reach into the banking channel has been the endorsement of Aflac’s products by the National Association of Shinkin Banks. This association of about 280 shinkin banks, which are similar to credit unions, has chosen Aflac as one of only four providers of third sector insurance products to its member banks. Aflac was the only foreign company chosen. In addition, Aflac was the only company selected for both cancer and medical insurance. We believe we are well-positioned to see continued improvement in bank channel sales.
     We believe that there is still a strong need for our products in Japan. Although we have a cautious outlook for sales in 2009 due to the current global economic uncertainty, we believe our objective for sales to be flat to up 5% in Japan remains achievable. Our sales objective could change if the Japanese economy experiences further deterioration.
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
     The following table presents the results of Aflac Japan’s investment activities for the periods ended June 30.

	Three Months		Six Months
	2009	2008	2009	2008

New money yield — yen only	3.04%	3.27%	3.27%	3.31%
New money yield — blended	3.25	3.46	3.57	3.57
Return on average invested assets, net of investment expenses	3.70	3.83	3.70	3.84

     At June 30, 2009, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.85%, compared with 3.98% a year ago. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
Japanese Economy
     Japan’s economy has been impacted by the global economic downturn. We believe that the Japanese economic situation is uncertain and that growth may not return until confidence is restored to the global financial markets. For additional information, see the Japanese Economy section of MD&A in our annual report to shareholders for the year ended December 31, 2008.
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
Aflac U.S. Summary of Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2009	2008	2009	2008

Premium income	$1,094	$1,064	$2,197	$2,114
Net investment income	127	125	252	248
Other income	2	2	4	5

Total operating revenues	1,223	1,191	2,453	2,367

Benefits and claims	631	628	1,240	1,245
Operating expenses:
Amortization of deferred policy acquisition costs	104	85	230	180
Insurance commissions	125	123	246	242
Insurance and other expenses	165	165	335	320

Total operating expenses	394	373	811	742

Total benefits and expenses	1,025	1,001	2,051	1,987

Pretax operating earnings*	$198	$190	$402	$380

Percentage changes over previous period:

Premium income	2.8%	9.5%	3.9%	9.4%
Net investment income	1.8	.1	1.6	.7
Total operating revenues	2.7	8.4	3.7	8.4
Pretax operating earnings*	4.0	11.1	5.6	11.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     Annualized premiums in force increased 2.7% in the first six months of 2009 and 8.9% for the same period of 2008. Annualized premiums in force at June 30, 2009, were $4.7 billion, compared with $4.6 billion a year ago. Net investment income was relatively flat during the three- and six-month periods ended June 30, 2009, compared with the same periods a year ago, primarily due to lack of growth in the investment portfolio as a result of excess capital used in our share repurchase program during 2008.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Ratios to total revenues:	2009	2008	2009	2008

Benefits and claims	51.6%	52.8%	50.5%	52.6%
Operating expenses:
Amortization of deferred policy acquisition costs	8.5	7.1	9.4	7.6
Insurance commissions	10.2	10.3	10.0	10.2
Insurance and other expenses	13.6	13.9	13.7	13.5

Total operating expenses	32.3	31.3	33.1	31.3

Pretax operating earnings*	16.1	15.9	16.4	16.1

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined and amortization of deferred policy acquisition costs increased in the first half of 2009, compared with the same period a year ago, due to lower persistency levels, compared with 2008. We expect the benefit ratio to decline modestly in 2009, however the impact of this decline will likely be partially offset by higher than planned amortization of deferred policy acquisition costs. Overall, we expect the pretax operating profit margin to increase slightly in 2009, compared with 2008.
Aflac U.S. Sales
     Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Total new annualized premium sales	$341	$383	$692	$736
Increase (decrease) over comparable period in prior year	(10.9)%	4.9%	(6.0)%	2.7%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended June 30.

	Three Months		Six Months
	2009	2008	2009	2008

Accident/disability coverage	48%	49%	48%	49%
Cancer indemnity insurance	17	18	17	18
Hospital indemnity products	17	16	17	15
Life	6	6	7	6
Fixed-benefit dental coverage	5	6	5	6
Other	7	5	6	6

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 11.6%, cancer indemnity insurance sales decreased 13.4%, and hospital indemnity insurance sales decreased 1.3% in the second quarter of 2009, compared with the same period a year ago.

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
     Another aspect of our growth strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited more than 7,800 new sales associates in the second quarter of 2009, a 14.9% increase compared with the same period a year ago, resulting in more than 75,900 licensed sales associates at June 30, 2009. Newly established payroll accounts were 9.6% higher in the second quarter of 2009, compared with the same period in 2008, suggesting our brand message and business-to-business efforts are reaching employers across the country.
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
     On July 29, 2009, we entered into a definitive agreement to purchase for $100 million Continental American Insurance Group, Inc., which includes its wholly-owned subsidiary Continental American Insurance Company (CAIC). The purchase will be funded with internal capital, and the transaction is expected to close in the fourth quarter of 2009. CAIC, which is currently privately owned and headquartered in Columbia, South Carolina, specializes in offering voluntary group insurance products that are distributed by insurance brokers at the worksite. CAIC is rated A- (Excellent) by A.M. Best. After anticipated integration expenses, we expect the purchase to be modestly accretive to 2010 consolidated earnings.
     Considering the decrease in new annualized premium sales for Aflac U.S. during the first half of 2009, we believe it will be difficult to achieve positive sales growth for the full year.
U.S. Economy
     Operating in the U.S. economy continues to be challenging. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates, and the recent stock market turmoil has added to consumer unease. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and the United States remains a sizeable and attractive market for our products.

Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended June 30.

	Three Months		Six Months
	2009	2008	2009	2008

New money yield	7.45%	7.29%	8.06%	7.19%
Return on average invested assets, net of investment expenses	6.80	6.64	6.80	6.71

     The increase in the U.S. new money yield reflects widening credit spreads. At June 30, 2009, the portfolio yield on Aflac’s U.S. portfolio was 7.22%, compared with 7.04% a year ago. During the second quarter of 2008, we purchased $200 million of variable interest rate CDOs that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
     The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2009, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2008.
Foreign Exchange Effected Balance Sheet Items

	As	Exchange	Net of
(In millions)	Reported	Effect	Exchange Effect

Yen/dollar exchange rate*	96.01		91.03

Investments and cash	$65,572	$(2,994)	$68,566
Deferred policy acquisition costs	8,089	(300)	8,389
Total assets	76,041	(3,373)	79,414
Policy liabilities	64,795	(3,166)	67,961
Total liabilities	69,691	(3,341)	73,032

*	The exchange rate at June 30, 2009, was 96.01 yen to one dollar, or 5.2% weaker than the December 31, 2008, exchange rate of 91.03.
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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
	June 30,	December 31,	June 30,	December 31,
(In millions)	2009	2008	2009	2008

Securities available for sale, at fair value:
Fixed maturities	$27,196	$29,140	$5,684 *	$5,772 *
Perpetual securities	7,031	7,843	195	204
Equity securities	26	27	—	—

Total available for sale	34,253	37,010	5,879	5,976

Securities held to maturity, at amortized cost:
Fixed maturities	23,359	24,236	200	200

Total held to maturity	23,359	24,236	200	200

Total investment securities	$57,612	$61,246	$6,079	$6,176

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $102 in 2009 and $100 in 2008.
     Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk and credit risk.
Currency Risk
     The functional currency of Aflac Japan’s insurance operation is the Japanese yen. All of Aflac Japan’s premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. Furthermore, most of Aflac Japan’s investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated notes payable.
     Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.
     On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities and by the Parent Company’s issuance of yen-denominated debt (for additional information, see the discussion under Hedging Activities as follows in this section of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows (translated at end-of-period exchange rates):

	June 30,	December 31,
(In millions)	2009	2008

Aflac Japan yen-denominated net assets	$1,718	$2,528
Parent Company yen-denominated net liabilities	(1,126)	(1,876)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$592	$652

     The decrease in our yen-denominated net asset position resulted from the decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.
     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	June 30, 2009			December 31, 2008
Yen/dollar exchange rates	81.01	96.01*	111.01	76.03	91.03*	106.03

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$28,305	$23,884	$20,656	$31,145	$26,013	$22,333
Perpetual securities	8,283	6,989	6,044	9,343	7,804	6,700
Equity securities	24	21	18	26	22	19
Securities held to maturity:
Fixed maturities	27,685	23,359	20,203	29,018	24,236	20,808
Cash and cash equivalents	461	388	336	456	381	327
Other financial instruments	98	82	72	97	80	69

Subtotal	64,856	54,723	47,329	70,085	58,536	50,256

Liabilities:
Notes payable	1,354	1,142	988	1,522	1,271	1,091
Cross-currency swaps	—	—	—	731	610	524
Japanese policyholder protection corporation	163	138	119	192	161	138

Subtotal	1,517	1,280	1,107	2,445	2,042	1,753

Net yen-denominated financial instruments	63,339	53,443	46,222	67,640	56,494	48,503
Other yen-denominated assets	8,226	6,941	6,003	8,605	7,187	6,170
Other yen-denominated liabilities	70,863	59,792	51,712	75,465	63,029	54,113

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$702	$592	$513	$780	$652	$560

*	Actual period-end exchange rate
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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2009, and December 31, 2008, would be as follows:

	June 30,	December 31,
(In millions)	2009	2008

Effect on yen-denominated debt and perpetual securities	$(5,697)	$(6,192)
Effect on dollar-denominated debt and perpetual securities	(789)	(821)

Effect on total debt and perpetual securities	$(6,486)	$(7,013)

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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008

AAA	10.7%	9.9%	13.4%
AA	65.5	36.4	48.2
A	21.3	42.0	25.5
BBB	2.5	11.7	12.9

Total	100.0%	100.0%	100.0%

     The percentage increase of debt securities purchased in the AA rated category during the first six months of 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above.
     The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition by Credit Rating

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	5.1%	5.5%	5.7%	5.8%
AA	33.5	35.6	39.8	42.2
A	38.0	38.5	34.1	33.2
BBB	16.9	16.1	18.6	17.6
BB or lower	6.5	4.3	1.8	1.2

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, many downgrades occurred during the first six months of 2009 to cause a shift in composition by credit rating. The percentage of AA rated securities decreased as a result of downgrades of bank and financial institution investments. The percentage of A rated securities had an overall increase, which was the net result of purchases of A rated securities during the second quarter of 2009 offset by a decrease in this category caused by downgrades of certain securities. The percentage of BB or lower rated securities increased due to downgrades of higher rated securities.
     As of June 30, 2009, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
     The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2009 and December 31, 2008. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

     The following table shows the subordination distribution of our debt and perpetual securities.
Subordination Distribution of Debt and Perpetual Securities

	June 30, 2009		December 31, 2008
	Amortized	Percentage	Amortized	Percentage
(In millions)	Cost	of Total	Cost	of Total

Senior notes	$50,086	74.5%	$51,091	73.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,405	11.0	7,777	11.2
Upper Tier II	202	.3	340	.5
Tier I*	733	1.1	750	1.1
Surplus Notes	339	.5	374	.5
Trust Preferred — Non-banks	86	.1	86	.1
Other subordinated — Non-banks	52	.1	52	.1

Total fixed maturities	8,817	13.1	9,379	13.5

Perpetual securities (economic maturity date):
Upper Tier II	5,996	8.9	6,532	9.4
Tier I	2,314	3.5	2,542	3.6

Total perpetual securities	8,310	12.4	9,074	13.0

Total debt and perpetual securities	$67,213	100.0%	$69,544	100.0%

*	Includes Trust Preferred securities
Portfolio Composition
     For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline and our largest investment industry sector concentration, banks and financial institutions.
     Our 20 largest global investment exposures as of June 30, 2009, were as follows:

Top 20 Global Investment Positions

	Amortized			Ratings
(In millions)	Cost	% of Total	Seniority	Moody’s	S&P	Fitch

Government of Japan*	$9,671	14.4%	Senior	Aa2	AA	AA-
Israel Electric Corp Ltd.	858	1.3	Senior	Baa2	BBB	—
Lloyds Banking Group PLC	836	1.2
Lloyds Banking Group PLC	8	—	Tier I	B3	CCC+	BB-
Lloyds Bank PLC	208	.3	UTII	Baa2	B	BB
Bank of Scotland	177	.2	UTII	Baa2	B	BB
HBOS PLC	443	.7	UTII	Baa3	B-	BB
Republic of Tunisia	834	1.2	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	764	1.1
HSBC Finance Corporation (fmrly Household Finance)	546	.8	Senior	A3	A	AA-
Republic New York Corp.	11	—	LTII	A2	A+	AA-
HSBC Bank PLC (RAV Int Ltd)	52	.1	UTII	A2	A	AA-
The Hongkong & Shanghai Banking Corporation Ltd (RAV Int Ltd)	104	.2	UTII	Aa2	—	—
HSBC Holdings PLC	15	—	UTII	A1	A+	AA-
HSBC Holdings PLC (HSBC Capital Funding LP)	36	—	Tier I	A3	A-	AA-
Republic of South Africa	639	1.0	Senior	Baa1	BBB+	BBB+
BNP Paribas	635	1.0
BNP Paribas	114	.2	Senior	Aa1	AA	AA
FORTIS (Fortis Bank SA-NV, Fortis Luxembourg Finance SA)	521	.8	UTII	A3	BBB+	A+
Commerzbank AG	615	.9
Commerzbank AG	104	.2	LTII	A1	A-	A
Dresdner Bank AG	299	.4	LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trusts I & IV)	212	.3	Tier I	Baa3	CCC	CCC
Takefuji Corp	588	.9	Senior	Baa3	BB+	—
Bank of America	566	.8
Bank of America Corp (includes Fleet Financial Group Inc, Nationsbank Corporation)	249	.4	LTII	A3	A-	A
Bank of America Corp (NB Capital Trust, Bankamerica Instit-A)	18	—	Tier I	Baa3	B	BB-
Merrill Lynch & Co Inc	287	.4	Senior	A2	A	A+
Merrill Lynch & Co Inc	12	—	LTII	A3	A-	A
Mizuho Financial Group Inc.	541	.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	541	.8	UTII	A1	—	—
Unicredit SPA	533	.8
Unicredito Bank Austria	11	—	LTII	Aa3	AA+	—
Hypovereinsbank	208	.3	LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & IV)	314	.5	Tier I	A3	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	521	.8
Sumitomo Mitsui Banking Corporation	104	.2	LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	417	.6	UTII	Aa3	A-	A-
Commonwealth Bank of Australia	510	.7
Commonwealth Bank of Australia	208	.3	LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	208	.3	UTII	—	A+	—
Bankwest	94	.1	UTII	Aa2	AA-	—
Dexia SA	497	.7
Dexia Bank Belgium (Dexia Overseas Ltd)	468	.7	UTII	Baa2	B	A
Insured Bonds (Financial Security Assurance)	29	—	Senior	Aa3	AAA	AA+
Bank of Tokyo-Mitsubishi UFJ Ltd.	469	.7
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	469	.7	LTII	Aa3	A	A-
Erste Group Bank AG	447	.7
Erste Group Bank	104	.2	LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd 3 & 5)	343	.5	Tier I	A2	—	BBB
Metlife Inc.	447	.7
Metlife Inc.	260	.4	Senior	A2	A-	A
Metropolitan Life Global Funding I	187	.3	Senior	Aa2	AA-	—
Investcorp SA	435	.7
Investcorp Capital Limited	435	.7	Senior	Ba1	—	BB+
J.P. Morgan Chase & Co.	422	.6
JPMorgan Chase & Co (includes Bear Stearns)	364	.5	Senior	Aa3	A+	AA-
JPMorgan Chase & Co (FNBC)	30	.1	Senior	Aa1	AA-	—
JPMorgan Chase & Co (Bank One Corp)	17	—	LTII	A1	A	A+
JPMorgan Chase & Co (NBD Bank)	11	—	LTII	Aa2	A+	A+

Subtotal	$20,828	31.0

Total debt and perpetual securities	$67,213	100.0

*	JGBs or JGB-backed securities

     As previously disclosed, we own long-dated debt instruments in support of the long-dated obligations they support. Included in our top 20 holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have, as a general rule, limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory basis, with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this rule was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.
     We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
     The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$18,335	$18,133	$19,292	$19,525
Perpetual securities	115	101	156	104
Equity securities	13	17	15	18

Total publicly issued	18,463	18,251	19,463	19,647

Privately issued securities:
Fixed maturities	40,568	36,913	41,178	38,571
Perpetual securities	8,195	7,125	8,918	7,943
Equity securities	9	9	9	9

Total privately issued	48,772	44,047	50,105	46,523

Total investment securities	$67,235	$62,298	$69,568	$66,170

     The following table details our privately issued investment securities.
Privately Issued Securities

	June 30,	December 31,
(Amortized cost, in millions)	2009	2008

Privately issued securities as a percentage of total debt and perpetual securities	72.5%	72.0%

Privately issued securities held by Aflac Japan	$46,258	$47,516
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	68.8%	68.3%

Privately issued reverse-dual currency securities*	$13,745	$14,678
Reverse-dual currency securities* as a percentage of total privately issued securities	28.2%	29.3%

*	Principal payments in yen and interest payments in dollars

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
Below-Investment-Grade and Split-Rated Securities
     Debt and perpetual securities classified as below investment grade at June 30, 2009 and December 31, 2008, were all reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.5% of total debt and perpetual securities at June 30, 2009, compared with 1.8% of total debt and perpetual securities at December 31, 2008, at amortized cost. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	June 30, 2009			December 31, 2008
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	$861	$835	$526	$ *	$ *	$ *
Investcorp Capital Limited	435	435	225	*	*	*
Irish Life and Permanent PLC**	385	292	183	*	*	*
UPM-Kymmene	323	322	163	*	*	*
The Royal Bank of Scotland**	318	242	119	*	*	*
Ford Motor Credit Company	312	312	229	329	329	143
CSAV	250	250	128	264	264	157
CIT Group Inc.	245	84	84	*	*	*
Hella KG Hueck & Co.	229	229	141	*	*	*
KBC Group NV (Includes Kredeitbank S.A. Lux, and KBC Bank Funding Trust III)**	223	123	179	*	*	*
Dresdner Funding Bank AG (part of Commerzbank)	209	211	134	*	*	*
Aiful Corporation	169	169	74	*	*	*
BAWAG**	146	126	65	154	133	88
IKB Deutsche Industriebank	135	135	47	143	143	47
Ford Motor Company	—	—	—	111	57	31
Beryl Finance Limited 2008-7****	*	*	*	110	110	116
Finance for Danish Industry	104	104	50	*	*	*
Kommunalkredit Austria AG	104	26	17	*	*	*
Beryl Finance Limited 2007-14****	*	*	*	82	53	53
Morgan Stanley Aces 2007-38****	78	7	24	*	*	*
Morgan Stanley Aces 2006-31****	63	12	13	—	—	—
Beryl Finance Limited 2006-15****	*	*	*	55	43	43
Beryl Finance Limited 2007-5****	*	*	*	55	44	44
May Department Stores	53	58	41	*	*	*
Eirles Two Limited 310 A****	52	52	19	*	*	*
Morgan Stanley Aces 2007-29****	52	12	15	*	*	*
Morgan Stanley Aces 2007-21****	52	3	11	55	3	3
Rinker Materials Corp	43	43	32	43	42	23
First Industrial LP	37	41	20	*	*	*
Security Benefit Life	33	3	3	*	*	*
Morgan Stanley Aces 2007-19****	30	4	7	30	4	4
RFMSI 2007-S6 2A4***	25	23	9	*	*	*
Sprint Capital	23	24	19	22	24	16
Academica Charter Schools Finance LLC	22	24	16	22	24	17
Terra CDO LTD 2007-3****	20	5	5	*	*	*
CWHL 2007-5 A2***	19	18	11	*	*	*
Bank of America	18	18	15	*	*	*
RFMSI 2006-S7 A9***	18	17	11	*	*	*
MBIA	16	17	7	*	*	*
American General Capital II	15	19	6	*	*	*
Allied Capital Corp	15	13	8	*	*	*
CWHL 2007-14 A22***	13	13	6	*	*	*
Tiers Georgia****	11	—	—	11	1	1
CWHL 2006-13 1A19***	10	9	5	*	*	*
Morgan Stanley Aces 2006-23****	10	2	2	*	*	*
CWHL 2006-16 3A4***	9	9	5	*	*	*
RFMSI 2006-S5 A12***	5	5	2	*	*	*
WFMBS 2007-19 1A7***	4	4	3	*	*	*
LMT 2006-3 1A5***	4	3	1	*	*	*

Total	$5,198	$4,353	$2,680	$1,486	$1,274	$786

*	Investment grade at respective reporting date

**	Perpetual security

***	Collateralized mortgage obligation

****	Collateralized debt obligation

     Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of June 30, 2009, none of our CDOs were split rated. Split-rated securities as of June 30, 2009, were as follows:

Split-Rated Securities*

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	$828	Baa3	B-	BB	Below Investment Grade
Takefuji Corp.	588	Baa3	BB+	—	Investment Grade
Dexia Bank Belgium**	469	Baa2	B	A	Investment Grade
SLM Corp.	343	Ba1	BBB-	BBB	Investment Grade
Swedbank**	285	A2	BB	BBB+	Investment Grade
SEB AB**	260	A2	BB+	A	Investment Grade
Rohm & Haas Company	220	Ba1	BBB-	BBB	Investment Grade
Aiful Corp.	169	Ba2	BB	BBB-	Below Investment Grade
Dresdner Funding Trust 4	156	Baa3	CCC	CCC	Below Investment Grade
Arch Finance Limited (Alcoa) 2007-1	129	Ba1	BBB-	BBB-	Investment Grade
May Department Stores	58	Ba2	BB	BBB-	Below Investment Grade
Dresdner Funding Trust 1	55	Baa3	CCC	CCC	Below Investment Grade
Abbey National Capital Trust I	49	Ba1	A-	A+	Investment Grade
Morton International	37	Ba1	BBB-	—	Investment Grade
Mead Corp.	36	Ba1	BBB	—	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
WFMBS 2006-8 A10***	27	Ba1	AA+	AA	Investment Grade
RFMSI 2007-S6 2A4***	24	B3	AA	BB	Below Investment Grade
CWHL 2007-9 A11***	23	—	AAA	BB	Investment Grade
CWALT 2005-11CB 2A10***	21	Ba1	AAA	—	Investment Grade
Weyerhaeuser Co.	21	Ba1	BBB-	BBB-	Investment Grade
WFMBS 2006-3 A5***	18	B1	—	AAA	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB+	Investment Grade
CWHL 2007-9 A12***	17	—	AAA	BB	Investment Grade
America West Airlines	15	Ba3	BBB	—	Investment Grade
BankAmerica Instit-A	13	Baa3	B	BB-	Below Investment Grade
CWHL 2006-21 A3***	12	—	CCC	BBB	Investment Grade
Union Carbide Chemicals and Plastic	11	Ba2	BBB-	BBB-	Investment Grade
CWHL 2005-16 A25***	9	Ba3	—	AA	Investment Grade
WFMBS 2007-13 A10***	9	—	CCC	BBB	Investment Grade
RAST 2005-A10 A5***	8	—	AAA	BB	Investment Grade
Keycorp Capital VII	7	Baa2	BB	BBB	Investment Grade
WFMBS 2007-7 A10***	6	B3	—	AA	Investment Grade
BOAMS 2007-1 1A30***	6	Ba3	AAA	BBB	Investment Grade
NB CAPITAL TRUST 4	5	Baa3	B	BB-	Below Investment Grade
WFMBS 2006-8 A15***	5	B3	—	AA	Investment Grade
RFMSI 2006-S5 A12***	5	B3	CCC	BBB	Below Investment Grade
CWHL 2007-9 A11***	4	—	AAA	BB	Investment Grade
Union Carbide Corp.	4	Ba2	BBB-	BBB-	Investment Grade
MSM 2007-1XS 2A4A***	3	Caa1	BBB	—	Investment Grade
LMT 2006-3 1A5***	3	Caa2	A	CCC	Below Investment Grade

*	Split-rated securities represented 6.0% of total debt and perpetual securities at amortized cost at June 30, 2009.

**	Perpetual security

***	Collateralized mortgage obligation

Other-than-temporary Impairment
     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.
Gross Realized Investment Losses
     Gross realized pretax investment losses on debt and perpetual securities, as a result of sales and impairment charges, were as follows:
Three Months Ended June 30, 2009

				Total
	Sales			Gross Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$27	$1	$—	$1
Six months to 12 months	—	—	—	—
Over 12 months	—	—	3	3
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	1	—	—	—
Six months to 12 months	—	—	8	8
Over 12 months	—	—	374	374

Total	$28	$1	$385	$386

Six Months Ended June 30, 2009

				Total
	Sales			Gross Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$67	$2	$—	$2
Six months to 12 months	—	—	—	—
Over 12 months	7	—	7	7
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	1	—	10	10
Six months to 12 months	—	—	25	25
Over 12 months	—	—	577	577

Total	$75	$2	$619	$621

     See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Unrealized Investment Gains and Losses
     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2009.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$39,301	$37,528	60.3%	$1,362	$3,135
Below-investment-grade securities	4,353	2,680	4.3	103	1,776
Held-to-maturity securities:
Investment-grade securities	23,559	22,064	35.4	355	1,850

Total	$67,213	$62,272	100.0%	$1,820	$6,761

     The following table presents an aging of securities in an unrealized loss position as of June 30, 2009.
Aging of Unrealized Losses

					Six Months to Less		12 Months
	Total	Total	Less than Six Months		than 12 Months		or Longer
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$22,054	$3,135	$5,577	$202	$3,227	$320	$13,250	$2,613
Below-investment-grade securities	3,991	1,776	1,054	450	208	79	2,729	1,247
Held-to-maturity securities:
Investment-grade securities	16,832	1,850	4,127	120	1,954	207	10,751	1,523

Total	$42,877	$6,761	$10,758	$772	$5,389	$606	$26,730	$5,383

     The following table presents a distribution of unrealized losses by magnitude as of June 30, 2009.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$22,054	$3,135	$16,723	$1,363	$4,868	$1,510	$463	$262
Below-investment-grade securities	3,991	1,776	64	9	2,302	860	1,625	907
Held-to-maturity securities:
Investment-grade securities	16,832	1,850	14,669	1,056	1,442	341	721	453

Total	$42,877	$6,761	$31,456	$2,428	$8,612	$2,711	$2,809	$1,622

     The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2009.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	BB	$835	$526	$(309)
Takefuji Corp	BBB	588	351	(237)
Investcorp SA	BB	435	225	(210)
SLM Corp.	BBB	343	138	(205)
UPM-Kymmene	BB	322	163	(159)
Morgan Stanley Aces 2008-6*	BBB	200	42	(158)
Banco Espirito Santo	A	313	163	(150)
Royal Bank of Scotland**	BB	242	119	(123)
CSAV	B	250	128	(122)
Unicredito Italiano (includes HVB and Bank Austria)	A	532	414	(118)

*	CDO security

**	Perpetual security
     Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.
Investment Valuation and Cash
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and derived from our discounted cash flow (DCF) pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the classification of our securities available for sale under the provisions of SFAS 157 as of June 30, 2009.

     Cash, cash equivalents and short-term investments totaled $1.7 billion, or 2.6% of total investments and cash, as of June 30, 2009, compared with $.9 billion, or 1.4%, at December 31, 2008. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2009	December 31, 2008	% Change

Aflac Japan	$5,481	$5,644	(2.9	)%*
Aflac U.S.	2,608	2,593	.6

Total	$8,089	$8,237	(1.8)%

*	Aflac Japan’s deferred policy acquisition costs increased 2.4% in yen during the six months ended June 30, 2009.
     The decrease in Aflac Japan’s deferred policy acquisition costs was primarily driven by the weakening of the yen against the U.S. dollar.
Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	June 30, 2009	December 31, 2008	% Change

Aflac Japan	$57,872	$59,466	(2.7	)%*
Aflac U.S.	6,920	6,750	2.5
Other	3	3	—

Total	$64,795	$66,219	(2.2)%

*	Aflac Japan’s policy liabilities increased 2.6% in yen during the six months ended June 30, 2009.
     The decrease in Aflac Japan’s policy liabilities was primarily the result of the weakening of the yen against the U.S. dollar.
Notes Payable
     Notes payable totaled $2.0 billion at June 30, 2009, compared with $1.7 billion at December 31, 2008. In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity. In May 2009, we issued $850 million in senior notes that are due in May 2019. Except for our senior notes, our debt is primarily yen-denominated. During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 19.0% as of June 30, 2009, compared with 18.0% at December 31, 2008.
     In July 2009, we executed a 10 billion yen loan (approximately $104 million using the June 30, 2009, exchange rate) at an interest rate of 3.60%. Interest on the loan is payable semiannually, and the loan has a six-year maturity.

     See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.
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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we perform our net investment hedge designation. If the total of our yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the portion of the liabilities that exceeds our investment in Aflac Japan would be de-designated as a hedge, and we would then recognize the foreign exchange effect on this excess portion in net earnings (other income). We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For the second quarter of 2009, we de-designated 678 million yen of our yen-denominated liabilities, which was the amount by which our yen-denominated liabilities exceeded our yen net investment position in Aflac Japan. The 678 million yen was reduced by 600 million yen during the quarter when we extinguished a portion of our outstanding Samurai debt (see Note 5 of the Notes to the Consolidated Financial Statements for more information). We recognized an immaterial loss in net earnings (other income) during the quarter ended June 30, 2009, for the negative foreign exchange effect on the portion of our yen-denominated liabilities that was not designated as a hedge of our net investment in Japan. Our yen-denominated net asset position has decreased since the end of 2008 due to the decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads globally.

     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. SFAS 133 requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three- and six-month periods ended June 30, 2009 and 2008; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following presents the amounts provided for the six-month periods ending June 30:
Liquidity Provided by Aflac to Parent Company

(In millions)	2009	2008

Dividends declared or paid by Aflac	$132	$758
Management fees paid by Aflac	44	42

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
Consolidated Cash Flows by Activity

(In millions)	2009	2008

Operating activities	$2,874	$2,454
Investing activities	(2,308)	(1,814)
Financing activities	203	(841)
Exchange effect on cash and cash equivalents	(21)	25

Net change in cash and cash equivalents	$748	$(176)

Operating Activities
     In the first six months of 2009, consolidated cash flow from operations increased 17% compared with the first six months of 2008. The following table summarizes operating cash flows by source for the six-month periods ended June 30.
Net Cash Provided by Operating Activities

(In millions)	2009	2008

Aflac Japan	$2,290	$2,013
Aflac U.S. and other operations	584	441

Total	$2,874	$2,454

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.
Net Cash Used by Investing Activities

(In millions)	2009	2008

Aflac Japan	$(2,454)	$(1,653)
Aflac U.S. and other operations	146	(161)

Total	$(2,308)	$(1,814)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 9% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the six-month period ended June 30, 2009, compared with 2% during the same period a year ago. The increase in dispositions before maturity was due to bond swaps that were executed in the first quarter of 2009 to take advantage of tax loss carryforwards from previously incurred investment losses.
Financing Activities
     Consolidated cash provided by financing activities was $203 million in the first six months of 2009, compared with $841 million used by financing activities for the same period of 2008. In April 2009, we used internally generated cash flow to pay off our $450 million senior notes and to settle the related cross-currency, interest rate swaps that were used to convert the original dollar-denominated debt obligation into yen. In May 2009, we issued $850 million in senior notes that are due in May 2019. Cash returned to shareholders through dividends was $262 million during the first six months of 2009, compared with cash returned to shareholders through dividends and treasury stock purchases of $1.0 billion for the same period a year ago.

     The following tables present a summary of treasury stock activity during the six-month periods ended June 30.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2009	2008

Treasury stock purchases	$2	$805

Number of shares purchased:
Open market	—	12,500
Other	89	109

Total shares purchased	89	12,609

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2009	2008

Stock issued from treasury	$4	$20

Number of shares issued	506	1,109

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
     As of June 30, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in January 2008. It is unlikely that we will purchase any shares of our common stock during 2009.
     Cash dividends paid to shareholders in the second quarter of 2009 of $.28 per share increased 16.7% over the same period of 2008. The following table presents the sources of dividends to shareholders for the six-month periods ended June 30.

(In millions)	2009	2008

Dividends paid in cash	$262	$218
Dividends through issuance of treasury shares	—	10

Total dividends to shareholders	$262	$228

     In July 2009, the board of directors declared the third quarter cash dividend of $.28 per share. The dividend is payable on September 1, 2009, to shareholders of record at the close of business on August 19, 2009.
     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.
     In July 2009, we executed a 10 billion yen loan (approximately $104 million using the June 30, 2009, exchange rate) at an interest rate of 3.60%. Interest on the loan is payable semiannually, and the loan has a six-year maturity.

     We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at June 30, 2009.
Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was approximately 459% as of June 30, 2009. Our RBC ratio remains high and reflects a strong capital and surplus position.
     In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of June 30, 2009, Aflac Japan’s solvency margin ratio significantly exceeded regulatory minimums.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2009	2008

Aflac Japan management fees paid to Parent Company	$13	$13
Expenses allocated to Aflac Japan	19	19
Aflac Japan profit remittances to Aflac U.S. in dollars	—	301

Aflac Japan profit remittances to Aflac U.S. in yen	—	32

     For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions section of MD&A, both in our annual report to shareholders for the year ended December 31, 2008.
Rating Agencies
     Aflac is rated AA- by both S&P and Fitch Ratings and Aa2 (Excellent) by Moody’s for financial strength. A.M. Best rates Aflac as A+ (Superior) for financial strength and operating performance. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A- by S&P, A by Fitch Ratings, and A2 by Moody’s. S&P, Moody’s, Fitch Ratings, and A.M. Best have classified Aflac’s outlook as negative.
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
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of 2009, we repurchased shares of Aflac common stock as follows:

			Total
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

April 1 - April 30	—	$—	—	32,370,254
May 1 - May 31	2,596	30.24	—	32,370,254
June 1 - June 30	1,044	36.26	—	32,370,254

Total	3,640 **	$31.97	—	32,370,254 *

*	The total remaining shares available for purchase at June 30, 2009, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

**	During the second quarter of 2009, 3,640 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6. Exhibits.
(a) Exhibit Index:

3.0	-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended — incorporated by reference from 2008 Form 10-K, Exhibit 3.1 (File No. 001-07434).
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee — incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) — incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, (File No. 001-07434).
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009.
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.9	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.27	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.28	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.29	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.30	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.31	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.32	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.33	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.34	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 — incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.35	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 7, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 7, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 7, 2009, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated
August 7, 2009	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 7, 2009	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services; Chief Accounting Officer