Form 10-Q
period 2009-09-30
AFLAC INC
filed 2009-11-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 3, 2009

Common Stock, $.10 Par Value	467,899,237 shares

Aflac Incorporated and Subsidiaries

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Review by Independent Registered Public Accounting Firm
     The September 30, 2009, and 2008, financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.
     The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm
The shareholders and board of directors of Aflac Incorporated:
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2009, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2009, and 2008, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009, and 2008. These consolidated financial statements are the responsibility of the Company’s management.
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
Atlanta, Georgia
November 6, 2009

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for share and per-share amounts - Unaudited)	2009	2008	2009	2008

Revenues:
Premiums, principally supplemental health insurance	$4,165	$3,647	$12,274	$10,966
Net investment income	692	637	2,048	1,901
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(376)	(380)	(1,002)	(380)
Other-than-temporary impairment losses recognized in other comprehensive income	8	—	15	—

Other-than-temporary impairment losses realized	(368)	(380)	(987)	(380)
Sales and redemptions	21	(217)	248	(225)

Total realized investment gains (losses)	(347)	(597)	(739)	(605)
Other income	16	4	74	32

Total revenues	4,526	3,691	13,657	12,294

Benefits and expenses:
Benefits and claims	2,817	2,551	8,351	7,664
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	216	181	692	557
Insurance commissions	388	355	1,158	1,075
Insurance expenses	487	419	1,405	1,264
Interest expense	25	7	46	21
Other operating expenses	44	30	112	99

Total acquisition and operating expenses	1,160	992	3,413	3,016

Total benefits and expenses	3,977	3,543	11,764	10,680

Earnings before income taxes	549	148	1,893	1,614
Income taxes	186	48	648	557

Net earnings	$363	$100	$1,245	$1,057

Net earnings per share:
Basic	$.78	$.21	$2.67	$2.22
Diluted	.77	.21	2.66	2.19

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,586	475,357	466,362	476,076
Diluted	469,714	480,745	468,378	482,113

Cash dividends per share	$.28	$.24	$.84	$.72

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,
	2009	December 31,
(In millions)	(Unaudited)	2008

Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $36,754 in 2009 and $36,034 in 2008)	$35,531	$35,012
Perpetual securities (amortized cost $8,486 in 2009 and $9,074 in 2008)	7,836	8,047
Equity securities (cost $22 in 2009 and $24 in 2008)	26	27
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $25,150 in 2009 and $23,084 in 2008)	26,328	24,436
Other investments	100	87
Cash and cash equivalents	1,804	941

Total investments and cash	71,625	68,550
Receivables	849	920
Accrued investment income	633	650
Deferred policy acquisition costs	8,552	8,237
Property and equipment, at cost less accumulated depreciation	599	597
Other	358	377

Total assets	$82,616	$79,331

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,
	2009	December 31,
(In millions, except for share and per-share amounts)	(Unaudited)	2008

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$61,887	$59,310
Unpaid policy claims	3,315	3,118
Unearned premiums	929	874
Other policyholders’ funds	3,412	2,917

Total policy liabilities	69,543	66,219
Notes payable	2,231	1,721
Income taxes	1,361	1,201
Payables for return of cash collateral on loaned securities	106	1,733
Other	1,493	1,818
Commitments and contingent liabilities (Note 9)

Total liabilities	74,734	72,692

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2009 and 2008; issued 660,728 shares in 2009 and 660,035 shares in 2008	66	66
Additional paid-in capital	1,216	1,184
Retained earnings	12,290	11,306
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	862	750
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than- temporarily impaired	(1,103)	(1,211)
Unrealized gains (losses) on other-than-temporarily impaired securities	(9)	—

Total unrealized gains (losses) on investment securities	(1,112)	(1,211)
Pension liability adjustment	(118)	(121)
Treasury stock, at average cost	(5,322)	(5,335)

Total shareholders’ equity	7,882	6,639

Total liabilities and shareholders’ equity	$82,616	$79,331

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine months ended September 30,
(In millions, except for per-share amounts - Unaudited)	2009	2008

Common stock:
Balance, beginning of period	$66	$66
Exercise of stock options	—	—

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,184	1,054
Exercise of stock options	6	39
Share-based compensation	26	29
Gain on treasury stock reissued	—	38
Forward treasury stock purchase	—	(825)

Balance, end of period	1,216	335

Retained earnings:
Balance, beginning of period	11,306	10,637
Net earnings	1,245	1,057
Dividends to shareholders	(261)	(342)

Balance, end of period	12,290	11,352

Accumulated other comprehensive income:
Balance, beginning of period	(582)	934
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	112	233
Change in unrealized gains (losses) on investment securities during period, net of income taxes:
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	108	(1,756)
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	(9)	—

Total change in unrealized gains (losses) on investment securities during period, net of income taxes	99	(1,756)
Pension liability adjustment during period, net of income taxes	3	—

Balance, end of period	(368)	(589)

Treasury stock:
Balance, beginning of period	(5,335)	(3,896)
Purchases of treasury stock	(4)	(805)
Cost of shares issued	17	37

Balance, end of period	(5,322)	(4,664)

Total shareholders’ equity	$7,882	$6,500

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions - Unaudited)	2009	2008

Cash flows from operating activities:
Net earnings	$1,245	$1,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	228	2
Increase in deferred policy acquisition costs	(254)	(350)
Increase in policy liabilities	2,219	2,427
Change in income tax liabilities	106	(160)
Realized investment (gains) losses	739	605
Other, net	120	67

Net cash provided by operating activities	4,403	3,648

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	4,061	601
Fixed maturities matured or called	1,905	1,117
Perpetual securities sold	102	221
Securities held to maturity:
Fixed maturities matured or called	210	1
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(5,434)	(3,053)
Securities held to maturity:
Fixed maturities	(3,127)	(2,527)
Cash received as collateral on loaned securities, net	(1,563)	451
Other, net	(41)	(46)

Net cash used by investing activities	(3,887)	(3,235)

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,

(In millions - Unaudited)	2009	2008

Cash flows from financing activities:
Purchases of treasury stock	$(4)	$(805)
Forward treasury stock purchase	—	(825)
Proceeds from borrowings	1,004	—
Principal payments under debt obligations	(544)	(3)
Dividends paid to shareholders	(393)	(327)
Change in investment-type contracts, net	274	406
Treasury stock reissued	6	26
Other, net	3	36

Net cash provided (used) by financing activities	346	(1,492)

Effect of exchange rate changes on cash and cash equivalents	1	30

Net change in cash and cash equivalents	863	(1,049)
Cash and cash equivalents, beginning of period	941	1,563

Cash and cash equivalents, end of period	$1,804	$514

Supplemental disclosures of cash flow information:
Income taxes paid	$550	$659
Interest paid	22	19
Impairment losses included in realized investment losses	987	380
Noncash financing activities:
Capitalized lease obligations	1	2
Treasury stock issued for:
Associate stock bonus	7	32
Shareholder dividend reinvestment	—	15
Share-based compensation grants	4	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions - Unaudited)	2009	2008	2009	2008

Net earnings	$363	$100	$1,245	$1,057

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	162	23	111	57
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,228	(1,611)	(590)	(3,278)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	349	590	745	598
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives during period	—	(1)	—	1
Pension liability adjustment during period	(1)	—	5	(1)

Total other comprehensive income (loss) before income taxes	1,738	(999)	271	(2,623)
Income tax expense (benefit) related to items of other comprehensive income (loss)	454	(401)	57	(1,100)

Other comprehensive income (loss), net of income taxes	1,284	(598)	214	(1,523)

Total comprehensive income (loss)	$1,647	$(498)	$1,459	$(466)

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data — Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan accounted for 78% and 76% of the Company’s total revenues in the nine-month periods ended September 30, 2009, and 2008, respectively, and comprised 86% and 87% of total assets at September 30, 2009 and December 31, 2008, respectively.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the consolidated statements of earnings and comprehensive income for the three- and nine-month periods ended September 30, 2009, and 2008, and consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009, and 2008. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2008.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In June 2009, the FASB issued guidance that eliminates the hierarchy of authoritative accounting and reporting guidance on nongovernmental GAAP and replaces it with a single authoritative source, the FASB Accounting Standards CodificationTM (ASC). Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the ASC, will remain as authoritative GAAP for SEC registrants. The ASC affects the way in which users refer to GAAP and perform accounting research, but does not change GAAP. This guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the provisions of this guidance as of September 30, 2009. The adoption did not have an impact on our financial position or results of operations.
     In May 2009, the FASB issued accounting guidance on subsequent events which establishes standards for the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This update requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. This update prohibits companies from recognizing in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance sheet date, but requires information about those events to be disclosed if the financial statements would otherwise be misleading. We adopted this new guidance as of June 30, 2009. The adoption did not have an impact on our financial position or results of operations.
     In April 2009, the FASB issued accounting guidance on fair value measurements and disclosures which provides information on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. This guidance provides factors to consider when determining whether there has been a significant decrease in the volume and level of activity in the market for an asset or liability as well as provides factors for companies to consider in identifying transactions that are not orderly. This guidance also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value in accordance with GAAP when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. This new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance as of March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued accounting guidance which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. In accordance with this new guidance, the intention to sell a security and the expectation regarding the recovery of the entire amortized cost basis of a security governs the recognition of other-than-temporary impairment losses. This guidance also modifies the presentation of other-than-temporary impairment losses in financial statements and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance as of March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.

     In April 2009, the FASB issued updated accounting guidance on disclosures of financial instruments. This update requires publicly-traded companies to disclose the fair value of specific financial instruments in interim financial statements. This guidance also requires companies to disclose the method or methods and significant assumptions used to estimate the fair value of specific financial instruments and to discuss changes, if any, to those methods or assumptions during the period. This new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this guidance as of March 31, 2009. The adoption did not have an impact on our financial position or results of operations.
     In March 2008, the FASB issued an update to its guidance on derivatives and hedging. This guidance establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This update expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with GAAP, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This update is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this new guidance as of January 1, 2009. The adoption did not have an effect on our financial position or results of operations.
     In December 2007, the FASB issued updated accounting guidance on noncontrolling interests in consolidated financial statements. Among other things, this new guidance requires entities to account for noncontrolling (minority) interests in subsidiaries as a component of equity separate from the parent’s equity in the consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We adopted this new guidance as of January 1, 2009. The adoption did not have an effect on our financial position or results of operations.
Accounting Pronouncements Pending Adoption
     In June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs). This guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of “qualifying special purpose entities” (QSPEs); and requires additional disclosures regarding VIEs. This accounting guidance is effective for fiscal years beginning after November 15, 2009, and early application is prohibited. For information concerning our investments in VIEs, see Note 3. We are currently evaluating the potential impact of the adoption of this guidance on our financial position and results of operations.
     In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. This guidance eliminates the concept of a QSPE and its exemption from consolidation in the transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes guaranteed mortgage securitization recharacterization provisions, and requires additional disclosures. In accordance with this new guidance, former QSPEs will need to be evaluated for consolidation by transferors, servicers, and guarantors. This guidance is effective for fiscal years beginning after November 15, 2009, and early application is prohibited. For information on our investments in QSPEs, see Note 3. We are currently evaluating the potential impact of the adoption of this guidance on our financial position and results of operations.

     In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. This new guidance is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this guidance to have an effect on our financial position or results of operations.
SEC Guidance
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
     We concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model for periods prior to June 30, 2008, as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after-tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008. Included in the $191 million other-than-temporary impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to the perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. In response to the SEC letter mentioned above regarding the appropriate impairment model for hybrid securities, we have applied our debt security impairment model to our perpetual securities in periods subsequent to June 30, 2008, with the exception of certain securities that are rated below investment grade and are therefore being evaluated under our equity impairment model. We will continue with this approach pending further guidance from the SEC or the FASB.

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
     Operating business segments that are not individually reportable are included in the “Other business segments” category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings excludes the following items from net earnings on an after-tax basis: realized investment gains/losses, the impact from ASC 815 (formerly referred to as SFAS 133), and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Revenues:
Aflac Japan:
Earned premiums	$3,054	$2,569	$8,967	$7,774
Net investment income	568	504	1,673	1,508
Other income	8	4	30	17

Total Aflac Japan	3,630	3,077	10,670	9,299

Aflac U.S.:
Earned premiums	1,110	1,078	3,307	3,192
Net investment income	123	129	375	376
Other income	3	2	7	8

Total Aflac U.S.	1,236	1,209	3,689	3,576

Other business segments	13	8	38	28

Total business segment revenues	4,879	4,294	14,397	12,903
Realized investment gains (losses)	(347)	(597)	(739)	(605)
Corporate	40	18	108	62
Intercompany eliminations	(46)	(24)	(109)	(66)

Total revenues	$4,526	$3,691	$13,657	$12,294

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Pretax earnings:
Aflac Japan	$725	$563	$2,086	$1,690
Aflac U.S.	216	204	617	585
Other business segments	1	1	1	—

Total business segments	942	768	2,704	2,275
Interest expense, noninsurance operations	(24)	(6)	(48)	(19)
Corporate and eliminations	(22)	(10)	(36)	(30)

Pretax operating earnings	896	752	2,620	2,226
Realized investment gains (losses)	(347)	(597)	(739)	(605)
Impact from ASC 815	—	(7)	(5)	(7)
Gain on extinguishment of debt	—	—	17	—

Total earnings before income taxes	$549	$148	$1,893	$1,614

Income taxes applicable to pretax operating earnings	$307	$259	$901	$771
Effect of foreign currency translation on operating earnings	42	20	107	82

     Assets were as follows:

	September 30,	December 31,
(In millions)	2009	2008

Assets:
Aflac Japan	$70,857	$69,141
Aflac U.S.	10,924	9,679
Other business segments	147	166

Total business segments	81,928	78,986
Corporate	10,234	8,716
Intercompany eliminations	(9,546)	(8,371)

Total assets	$82,616	$79,331

3. INVESTMENTS
     The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$10,700	$448	$150	$10,998
Mortgage- and asset-backed securities	519	9	—	528
Public utilities	2,332	147	77	2,402
Collateralized debt obligations	309	81	—	390
Sovereign and supranational	854	29	77	806
Banks/financial institutions	5,464	95	1,170	4,389
Other corporate	6,532	98	767	5,863

Total yen-denominated	26,710	907	2,241	25,376

Dollar-denominated:
U.S. government and agencies	210	4	1	213
Municipalities	332	15	15	332
Mortgage- and asset-backed securities*	637	9	95	551
Collateralized debt obligations	24	2	2	24
Public utilities	1,472	144	63	1,553
Sovereign and supranational	347	41	10	378
Banks/financial institutions	2,650	80	301	2,429
Other corporate	4,372	402	99	4,675

Total dollar-denominated	10,044	697	586	10,155

Total fixed maturities	36,754	1,604	2,827	35,531

Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,883	324	951	7,256
Other corporate	297	14	—	311
Dollar-denominated:
Banks/financial institutions	306	27	64	269

Total perpetual securities	8,486	365	1,015	7,836

Equity securities	22	5	1	26

Total securities available for sale	$45,262	$1,974	$3,843	$43,393

*	Includes $13 million of other-than-temporary non-credit-related losses

	September 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$221	$8	$—	$229
Municipalities	143	1	4	140
Mortgage- and asset-backed securities	172	2	6	168
Collateralized debt obligations	222	—	50	172
Public utilities	5,124	157	135	5,146
Sovereign and supranational	4,340	151	158	4,333
Banks/financial institutions	11,911	123	1,144	10,890
Other corporate	3,995	121	92	4,024

Total yen-denominated	26,128	563	1,589	25,102

Dollar-denominated:
Collateralized debt obligations	200	—	152	48

Total dollar-denominated	200	—	152	48

Total securities held to maturity	$26,328	$563	$1,741	$25,150

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
U.S. government and agencies	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

     The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4.
     During the first nine months of 2009, we reclassified 11 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $526 million.
     During the third quarter of 2008, Lehman Brothers Special Financing Inc. (LBSF), the swap counterparty under four of our CDO debt securities, filed for bankruptcy protection along with certain of its affiliates (including Lehman Brothers Holdings Inc., the guarantor of LBSF’s obligations relating to the CDOs). We transferred these CDOs from held to maturity to available for sale as a result of the default by LBSF under the swaps. In connection with the transfer, we took an impairment charge primarily related to the foreign currency component of three of these CDOs totaling $20 million ($13 million after-tax). This impairment charge was included in realized investment losses during that period. At the time of the transfer and after impairment charges, these CDO debt securities had a total amortized cost of $245 million and an unrealized gain of $3 million. The unrealized gain related to the only CDO of the four that was not impaired. During that same three-month period, we transferred two other debt securities from held to maturity to available for sale as a result of declines in the credit quality of the issuers. At the time of the transfer, the first security had an amortized cost of $94 million and an unrealized loss of $7 million. We sold this security at a realized loss of less than $1 million prior to the end of the third quarter of 2008. The second security had an amortized cost of $120 million and an unrealized loss of $74 million at the time of transfer.

Contractual and Economic Maturities
     The contractual maturities of our investments in fixed maturities at September 30, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Available for sale:
Due in one year or less	$582	$589	$2	$2
Due after one year through five years	5,420	5,876	232	247
Due after five years through 10 years	2,796	2,787	796	876
Due after 10 years	20,557	18,903	5,102	5,060
Mortgage- and asset-backed securities	869	854	285	223

Total fixed maturities available for sale	$30,224	$29,009	$6,417	$6,408

Held to maturity:
Due after one year through five years	$1,615	$1,652	$200	$48
Due after five years through 10 years	2,513	2,751	—	—
Due after 10 years	21,828	20,531	—	—
Mortgage- and asset-backed securities	172	168	—	—

Total fixed maturities held to maturity	$26,128	$25,102	$200	$48

     At September 30, 2009, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $113 million at amortized cost and $114 million at fair value, which is not included in the table above.
     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
     As previously described in Note 1, our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2009, were as follows:

	Aflac Japan		Aflac U.S.
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Due in one year or less	$277	$280	$7	$10
Due after one year through five years	916	1,002	—	—
Due after five years through 10 years	2,152	2,173	5	4
Due after 10 years through 15 years	—	—	—	—
Due after 15 years	4,895	4,162	234	205

Total perpetual securities available for sale	$8,240	$7,617	$246	$219

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
     Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at September 30, 2009, based on amortized cost, was: Europe, excluding the United Kingdom (44%); United States (19%); United Kingdom (8%); and Japan (10%).
     Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2009		December 31, 2008
	Total Investments in		Total Investments in
	Banks and Financial	Percentage of	Banks and Financial	Percentage of
	Institutions Sector	Total Investment	Institutions Sector	Total Investment
	(in millions)	Portfolio	(in millions)	Portfolio

Debt Securities:
Amortized cost	$20,025	28%	$19,868	28%
Fair value	17,708	26	17,793	27

Perpetual Securities:
Upper Tier II:
Amortized cost	$5,785	8%	$6,238	9%
Fair value	5,539	8	5,960	9
Tier I:
Amortized cost	2,404	3	2,542	4
Fair value	1,986	3	1,780	3

Total:
Amortized cost	$28,214	39%	$28,648	41%
Fair value	25,233	37	25,533	39

Realized Investment Gains and Losses
     Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$19	$—	$244	$—
Gross losses from sales	—	(217)	(2)	(225)
Net gains (losses) from redemptions	—	—	2	—
Impairment losses	(40)	(86)	(450)	(86)

Total debt securities	(21)	(303)	(206)	(311)

Perpetual securities:
Available for sale:
Impairment losses	(326)	(294)	(535)	(294)

Total perpetual securities	(326)	(294)	(535)	(294)

Equity securities:
Impairment losses	(2)	—	(2)	—

Total equity securities	(2)	—	(2)	—

Other long-term assets	2	—	4	—

Total realized investment gains (losses)	$(347)	$(597)	$(739)	$(605)

     During the nine-month period ended September 30, 2009, sales and redemptions of securities resulted in net realized pretax investment gains of $248 million ($161 million after-tax) that were primarily the result of bond swaps. We realized pretax investment losses of $987 million ($642 million after-tax) as a result of the recognition of other-than-temporary impairment losses during the same nine-month period.
     During the nine-month period ended September 30, 2008, we realized pretax investment losses of $225 million ($146 million after-tax) as a result of sales and redemptions. These losses were primarily driven by a decision to sell our investments in Lehman Brothers and Washington Mutual. We realized pretax investment losses of $380 million ($247 million after-tax) as a result of the recognition of other-than-temporary impairment losses for our investments in certain of our perpetual securities and Ford Motor Company.
     The following table details our pretax impairment losses by investment category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Perpetual securities	$326	$294	$535	$294
Corporate bonds	—	86	288	86
Collateralized debt obligations	35	—	148	—
Collateralized mortgage obligations	5	—	14	—
Equity securities	2	—	2	—

Total other-than-temporary impairments	$368	$380	$987	$380

Other-than-temporary Impairment
     The fair value of our debt and perpetual security investments fluctuates based on changes in credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the general and specific credit environment and global market liquidity. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Therefore, we consider such declines in fair value to be temporary even in situations where the specific decline of an investment’s fair value below its cost exceeds a year or more.
     However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its recoverable value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances, which includes but is not limited to the following:
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
     The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost.

     As more fully discussed in the SEC Guidance section of Note 1, we apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the nine months ended September 30, 2009, the perpetual securities of six issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $326 million ($212 million after-tax) during the three-month period ended September 30, 2009, and $535 million ($348 million after-tax) during the nine-month period ended September 30, 2009.
     During our review of certain CMOs, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded a portion of the reduction in fair value below amortized cost was due to non-credit factors which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $5 million ($3 million after-tax) during the three-month period and $14 million ($9 million after-tax) during the nine-month period ended September 30, 2009. We recorded an unrealized loss in accumulated other comprehensive income of $8 million ($5 million after-tax) during the three-month period and $15 million ($10 million after-tax) during the nine-month period ended September 30, 2009, for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors. In the third quarter of 2009, we recorded an unrealized gain of $2 million in other comprehensive income for some of these CMOs to reflect the change in fair value subsequent to their other-than-temporary impairment recognized earlier in the year.
     The other-than-temporary impairment losses recognized in the first nine months of 2009 of which a portion was transferred to other comprehensive income related only to the other-than-temporary impairment of certain of our investments in CMOs. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes credit-related impairment losses on securities for which other-than-temporary losses were recognized during the reporting period and only the amount related to credit loss was recognized in earnings.

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2009	September 30, 2009

Balance of credit loss impairments, beginning of period	$9	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	5	13
Credit losses for which an other-than-temporary impairment was previously recognized	—	1

Balance of credit loss impairments, end of period	$14	$14

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

September 30, 2009
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$152	$1	$100	$—	$52	$1
Japan government and agencies:
Yen-denominated	4,842	150	4,534	125	308	25
Municipalities:
Dollar-denominated	69	15	16	—	53	15
Yen-denominated	84	4	84	4	—	—
Mortgage- and asset- backed securities:
Dollar-denominated	375	95	21	3	354	92
Yen-denominated	57	6	36	—	21	6
Collateralized debt obligations:
Dollar-denominated	63	154	—	—	63	154
Yen-denominated	172	50	—	—	172	50
Public utilities:
Dollar-denominated	392	63	57	16	335	47
Yen-denominated	3,303	212	1,009	26	2,294	186
Sovereign and supranational:
Dollar-denominated	85	10	49	5	36	5
Yen-denominated	2,176	235	1,163	28	1,013	207
Banks/financial institutions:
Dollar-denominated	1,356	301	349	61	1,007	240
Yen-denominated	10,915	2,314	1,920	369	8,995	1,945
Other corporate:
Dollar-denominated	1,159	99	300	16	859	83
Yen-denominated	5,980	859	2,256	129	3,724	730

Total fixed maturities	31,180	4,568	11,894	782	19,286	3,786

Perpetual securities:
Dollar-denominated	209	64	34	1	175	63
Yen-denominated	3,506	951	535	97	2,971	854

Total perpetual securities	3,715	1,015	569	98	3,146	917

Equity securities	6	1	3	—	3	1

Total	$34,901	$5,584	$12,466	$880	$22,435	$4,704

December 31, 2008
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$77	$1	$76	$1	$1	$—
Japan government and agencies:
Yen-denominated	803	16	309	5	494	11
Municipalities:
Dollar-denominated	69	14	28	1	41	13
Mortgage- and asset- backed securities:
Dollar-denominated	406	189	284	138	122	51
Yen-denominated	26	1	—	—	26	1
Collateralized debt obligations:
Dollar-denominated	60	188	56	162	4	26
Yen-denominated	101	295	75	145	26	150
Public utilities:
Dollar-denominated	812	165	566	106	246	59
Yen-denominated	2,376	83	184	2	2,192	81
Sovereign and supranational:
Dollar-denominated	106	9	101	9	5	—
Yen-denominated	1,780	257	571	71	1,209	186
Banks/financial institutions:
Dollar-denominated	1,528	529	830	212	698	317
Yen-denominated	10,458	1,881	2,128	152	8,330	1,729
Other corporate:
Dollar-denominated	2,166	501	1,178	241	988	260
Yen-denominated	4,342	660	420	29	3,922	631

Total fixed maturities	25,110	4,789	6,806	1,274	18,304	3,515

Perpetual securities:
Dollar-denominated	235	136	70	46	165	90
Yen-denominated	4,284	1,091	830	89	3,454	1,002

Total perpetual securities	4,519	1,227	900	135	3,619	1,092

Equity securities	8	2	5	1	3	1

Total	$29,637	$6,018	$7,711	$1,410	$21,926	$4,608

     The unrealized losses were primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the period ended September 30, 2009, with the exception of certain CMOs discussed in the previous section. The following summarizes our evaluation of each significant investment category.
Government and Agencies Investments
     All of the investments in the government and agencies sector in an unrealized loss position were investment grade at September 30, 2009 and December 31, 2008. The unrealized losses on our investments in this sector, which include U.S. Treasury obligations, direct obligations of U.S. government agencies, Japan government bonds, and direct obligations of Japan government agencies, were caused by changes in interest rates and/or foreign exchange rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Unrealized gains and losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As the investments near maturity, the unrealized gains or losses can be expected to diminish.
Municipalities, Mortgage- and Asset-Backed Securities, Public Utilities, and Sovereign and Supranational Investments
     As of September 30, 2009 and December 31, 2008, all of our fixed maturity investments in an unrealized loss position in the public utilities and sovereign and supranational sectors were investment grade. At September 30, 2009, 57% of securities in the municipalities sector and 38% of securities in the mortgage- and asset-backed securities sector in an unrealized loss position were investment grade, compared with 53% and 100%, respectively, at the end of 2008. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.
Collateralized Debt Obligation (CDO) Investments
     All of our securities in an unrealized loss position in the CDO sector were investment grade at September 30, 2009 and December 31, 2008. We have determined that the unrealized losses in our CDO portfolio were primarily the result of widening credit spreads. The widening credit spreads in the CDO sector has been fueled by continued deterioration of the credit worthiness of the credit default swap (CDS) reference credit entities underlying the CDO contracts and an overall contraction of market liquidity (demand) for CDO investments in all capital markets. As more fully described in our discussion regarding our investment in variable interest entities below, we only invested in the senior tranches of CDO structures. The subordinated tranches of our CDOs absorb the majority of the risk of loss, if any, arising from the CDS contracts underlying our CDOs. As a part of our credit analysis process, we obtain CDS default and default recovery probability statistics from published market sources. We use these default and default recovery statistics to project the number of defaults our CDOs can withstand before our CDO investment would be impaired. In addition to our review of default and default recovery statistics, we also assess the credit quality of the collateral underlying our CDOs.
     Based on these reviews, we determined that the declines in value of certain of our CDO investments below their carrying value were considered to be other than temporary and wrote down our investment in these CDOs to their estimated fair value through a charge to earnings in the first and third quarters of 2009.

     Our credit analyses of the CDO issues we own indicate that the remaining number of defaults that can be sustained in our CDOs, other than those disclosed in the preceding paragraph, is sufficient to withstand any expected credit deterioration without impairing the value of our investments. In addition, the credit quality of the collateral underlying these CDOs remains investment grade.
     The following summarizes our evaluation of a specific security in our CDO portfolio which is in an unrealized loss position as of September 30, 2009.
•	Morgan Stanley ACES SPC Series 2008-6 (ACES 2008-6)

We had an unrealized loss of $152 million on our investment of $200 million in ACES 2008-6. The ACES 2008-6 note is a floating rate debt instrument whose coupon is tied to the three-month U.S. dollar LIBOR plus a spread. We believe the decline in the value of ACES 2008-6 was principally due to widening credit spreads, which were notably impacted or worsened by the lack of market liquidity and demand in the market environment for CDO securities as a whole. We also believe that the biggest risk to our investment in ACES 2008-6 is the potential for additional defaults on the underlying CDS reference entity portfolio as a result of weakening global economic conditions. We analyzed the number of defaults and declines in recovery values ACES 2008-6 could withstand until its maturity without experiencing a loss of principal. We have also considered all other available evidence related to our investment in ACES 2008-6 including, but not limited to, the rating of our tranche, our review of the underlying collateral, the number of below-investment-grade reference entities in the portfolio, the current level of CDS spreads for entities in the reference portfolio and the probability of default implied by those market levels as well as various other qualitative analyses. Additionally, the collateral underlying ACES 2008-6 are Bank of America Credit Card Trust 2007-A5 credit card ABS, rated Aaa, AAA, and AAA by Moody’s, S&P, and Fitch, respectively, as of September 30, 2009.

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

	September 30, 2009		December 31, 2008
	Percentage of	Percentage of	Percentage of	Percentage of
	Total Investments in	Total	Total Investments in	Total
	an Unrealized Loss	Unrealized	an Unrealized Loss	Unrealized
	Position	Losses	Position	Losses

Fixed maturities	35%	47%	41%	40%
Perpetual securities:
Upper Tier II	6	9	9	8
Tier I	5	9	6	12

Total perpetual securities	11	18	15	20

Total	46%	65%	56%	60%

     The valuation and pricing pressures from certain structured investment securities throughout 2008 and in the first six months of 2009, more notably the bank and financial institution sector’s exposure to the well-publicized structured investment vehicles (SIVs), coupled with their exposure to the continued weakness in the housing sector in the UK, Europe and the United States, led to significant write-downs of asset values and capital pressure. In the third quarter of 2009, the valuation of credit securities improved. To reduce capital pressure, banks and other financial institutions have sought to enhance their capital positions through exchange and tender offers issued at a discount. In addition, national governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. If the market continues to deteriorate, more of these banks and financial institutions may need various forms of government support before the current economic downturn begins to ease. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Very few nationalizations have occurred to date, and in each instance, the governments are standing behind the classes of investments that we own.
     As of September 30, 2009, 67% of our investments in the bank and financial institution sector in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. As a class of securities, hybrid securities, and particularly perpetual securities, suffered price declines over the last several months due to the financial crisis and perceived higher payment deferral and extension risk. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.
     The following summarizes our evaluation of specific securities in the bank and financial institution sector which are in an unrealized loss position as of September 30, 2009.
•	Takefuji Corporation (Takefuji)

We had an unrealized loss of $312 million on our investment of $592 million in Takefuji. Takefuji is one of four major consumer finance companies operating in Japan. In contrast to its peers, which have moved into other lending sectors, including real estate, Takefuji has focused on small unsecured consumer loans contributing to Takefuji’s status as one of the consumer finance market leaders. Takefuji has a broad business network, including distribution alliances with regional banks throughout Japan. Takefuji maintained an adequate capital position throughout the fiscal year ended March 31, 2009.

Our reviews of Takefuji reflect adequate near-term liquidity and cash resources to meet its principal and interest obligations for the next 24 months. Takefuji redeemed debt issuances to us totaling $30 million in July 2009 and approximately $220 million in October 2009, both at 100% of original par value.

•	Investcorp (ISA)

We had an unrealized loss of $222 million on our investment of $460 million in ISA. ISA, a Luxembourg- based financial holding company, is a provider of and investor in alternative investments. While it has operations in London, Bahrain and New York, its clients are principally high net worth individuals and institutions based in the Persian Gulf region.

We believe the unrealized loss on our investment in ISA was related to capital constraints primarily resulting from weakness in its fund of hedge fund (FoHF) proprietary investments and the challenging market environment for private equity and real estate.

In September 2009, Moody’s concluded its review of ISA upon assessing the impact of both the successful $500 million capital raise and the $269 million loss that it reported in the second half of its fiscal year ending June 30, 2009. ISA reported a total net loss of $781 million for its fiscal year ending June 30, 2009. Currently, ISA exhibits a good liquidity profile, yet ISA is also approaching its bank lending relationships to refinance its debt facilities coming due in 2009 and 2010. Total liquidity at June 30, 2009, including proceeds from the $500 million preference share capital raise was $1.8 billion, of which $1.1 billion was held in cash or cash equivalents. As disclosed in ISA’s annual report for the fiscal year ending June 30, 2009, ISA stated that total liquidity is sufficient to cover all debt maturities beyond the next four fiscal years until at least March 2014. We continue to monitor the operating environment for ISA, but believe the steps it has taken to improve its financial position are adequate at this time.

•	SLM Corporation (SLM)

We had an unrealized loss of $219 million on our investment of $363 million in SLM. Our investment in SLM is senior unsecured obligations. SLM, more commonly known as Sallie Mae, is the largest originator, servicer, and collector of student loans in the United States, a majority of which are guaranteed by the U.S. government.

We believe that the unrealized loss on our SLM investment was driven by the funding pressures related to the company’s constrained ability to raise debt in both the secured and unsecured markets and Congress’ evaluation of proposals that threaten the role of private-sector student loan companies in originating government-guaranteed loans. The U.S. Department of Education has provided some funding relief to student lenders by agreeing to purchase existing and newly originated FFELP (Federal Family Education Loan Program) student loans, which has benefited SLM by allowing them to make profitable loans. While SLM has focused on building its private loan portfolio, the company has maintained a high quality book of loans, and a vast majority of SLM’s loans carry an explicit government guarantee. Considering this environment and the government backing of a majority of its loans, SLM has demonstrated an adequate liquidity profile.

•	Banco Espirito Santo, S.A. (BES)

We had an unrealized loss of $133 million on our investment of $332 million in bonds issued by BES. BES is a leading commercial bank in Portugal providing commercial and investment banking services, trade finance and pension plan asset management. BES has expanded its operations abroad to Brazil, Angola and Spain.

We believe the unrealized loss on BES was principally related to the current economic pressures on Portuguese banks’ profitability, liquidity and capital amid the weakened credit environment and within the context of the global economic downturn. Although BES maintains capital levels in excess of regulatory minimums, BES is vulnerable within the competitive Portuguese market and against the backdrop of a weakened economy with challenging earnings prospects. Although earnings have been challenged most recently due to heavier trading and investing in the debt and equity markets, BES reported a 7.8% increase in net income for the nine months ending September 30, 2009. BES has successfully increased its capital position through a fully subscribed 1.2 billion euro stock offering.

•	Bayerische Hypo-und Vereinsbank AG (HVB)

We had an unrealized loss totaling $109 million related to our $563 million investment in UniCredit S.p.A. The majority of these losses were related to our investment in UniCredit’s German subsidiary HVB. Our HVB investments include both Tier I and Tier II instruments that are subordinated fixed maturity securities. UniCredit, the parent company of HVB, is a financial services holding company based in Italy where it maintains a strong franchise with a significant presence in Germany, Austria, Poland and Central Eastern Europe. HVB is a key part of UniCredit with well-positioned retail and corporate banking franchises in the south and north of Germany. HVB also houses the Markets and Investment Banking Division of UniCredit.

We believe the fair value of our investment in HVB was negatively impacted by the downturn in the European economic environment, but most recently, HVB reported a profit of 145 million euros for the first half of 2009. This improvement was most noticeable in the Markets and Investment Banking division, which reported a profit before tax of 200 million euros, its first since the start of 2008. While HVB has maintained strong Tier I ratios, the valuation of its securities may also have suffered due to a perception that its parent, UniCredit, has maintained relatively low Tier I capital ratios.

Perpetual securities have suffered price erosion due to the global financial crisis and the uncertainty regarding coupon payments. HVB specifically stated in its 2008 earnings release that HVB will make payments on its participating certificates and hybrid capital instruments.

•	Aiful Corporation

We had an unrealized loss of $130 million on our investment of $179 million in Aiful. Aiful is one of four major consumer finance companies operating in Japan. The company has diversified its business to related business lines through acquisitions such as Life Co. Ltd, a credit card and installment credit company in 2001, and City’s Corp., a provider of high-risk loans to small businesses in 2002. Aiful also established Businext Corp. in 2001, a provider of medium-risk loans to small businesses, as a joint venture with Sumitomo Trust & Banking Co. Ltd., its main bank. In response to pressures caused by the deteriorating economic conditions in Japan, the dysfunctional capital markets, and the Money-Lending Business Control and Regulation Law (MBCRL), Aiful tightened credit and restrained lending, which included closing all branches of City’s Corp. and consolidating its small business loans resources into the subsidiary Businext.

We believe that the pressures placed on the consumer lenders related to the MBCRL and reimbursement of overpaid interest along with Aiful’s entry into alternative dispute resolution (ADR) are largely responsible for the unrealized losses on our Aiful investments. Since the revised MBCRL was passed and promulgated in December 2006, the profitability of the Japanese consumer lenders has been under heavy pressure as the maximum interest rate for loans was decreased to 18%. Moreover, a series of unfavorable court ruling regarding refunds of overpaid interest (payments exceeding the 18% threshold) have triggered a surge in overpaid interest claims for the lenders. As a result, the lenders have reserved enormous amounts for losses related to reimbursement of overpaid interest.

On September 24, 2009, Aiful’s ADR application was accepted, and Aiful began the process of negotiating with 66 banks and financial institutions to modify its borrowings. Aiful should also emerge from this process with a strategic plan in place as a smaller and more viable operation within the difficult operating environment. Aiful has represented that this process does not aim to request debt forgiveness or debt for equity swaps. Thus, we do not anticipate that this process will have a negative impact on our Aiful investments. In addition, Aiful redeemed 8.4 billion yen of its outstanding debt and its Series 31 note, which was originally a 10 billion yen issuance, in October 2009.

Other Corporate Investments
     As of September 30, 2009, 56% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 70% at the end of 2008. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in credit worthiness of certain issuers in the other corporate sector. However, consistent with our discussions below of specific issuers within this sector, we have determined that the ability of these issuers to service our investments has not been impaired by these factors.
     The following summarizes our evaluation of specific securities in the other corporate sector which are in an unrealized loss position as of September 30, 2009.
•	UPM-Kymmene Corporation (UPM)

We had an unrealized loss of $130 million on our investment of $344 million in UPM, one of the world’s largest forest product companies. UPM and its peers have been negatively impacted by both weakening demand due to poor economic conditions and the significant excess capacity present in the sector. While UPM has been a leader among its peers in capacity reductions, the sector needs significantly more reductions in capacity so as to improve producer pricing power.

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

We had an unrealized loss of $125 million on our investment of $266 million in Tollo Shipping Company S.A. Tollo Shipping Company S.A. is guaranteed by its parent, CSAV. CSAV is the largest shipping company in Latin America, and the 16th largest shipping company in the world. CSAV provides liner and specialized cargo services to clients worldwide with an emphasis on container shipping to and from its key markets of Chile and Brazil. Strong ties with Chile’s top exporters and a well-developed logistics service are CSAV’s main competitive advantages compared with other shippers with greater capacity.

We believe the decline in fair value of the security was primarily caused by two factors: depressed revenue due to competitive pricing pressures and weaker operating margins due to higher legacy fixed costs, including costs associated with ship charters. However, CSAV management improved its financial flexibility following successful negotiations with shipyards and lessors, along with a $145 million equity infusion. CSAV benefits from a benign debt maturity profile, and a substantial undrawn credit facility. In addition, CSAV announced that it is now in the process of raising additional equity capital over the next 12 to 24 months, which will further strengthen its financial profile.

•	Ford Motor Credit Company (FMCC) and Sultanate of Oman (Oman)

Subsequent to December 31, 2008, the unrealized losses in our investment in FMCC and our investment issued by Oman have decreased significantly. FMCC’s improvement was due to higher profits in the second quarter of 2009 driven by lower depreciation expense for leased vehicles, net gains on currency exposure, and lower operating costs. Oman’s improvement is related to improved visibility of Omani debt due to the recent issuance of debt by the Sultanate of Oman, and continued adherence to prudent fiscal policies.
Perpetual Securities Investments
     At September 30, 2009, 79% of our total perpetual securities investments in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. The decrease in investment-grade securities was related to downgrades of investments we own. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.
     Details of our holdings of perpetual securities as of September 30, 2009, were as follows:
Perpetual Securities

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Gain (Loss)

Upper Tier II:
	AA	$1,097	$1,107	$10
	A	3,065	2,970	(95)
	BBB	790	766	(24)
	BB	1,130	1,007	(123)

Total Upper Tier II		6,082	5,850	(232)

Tier I:
	AA	336	252	(84)
	A	1,332	1,002	(330)
	BBB	279	207	(72)
	BB or lower	457	525	68

Total Tier I		2,404	1,986	(418)

Total		$8,486	$7,836	$(650)

     With the exception of the Icelandic bank securities that we completely impaired in the fourth quarter of 2008, all of the perpetual securities we own were current on interest and principal payments at September 30, 2009. Based on amortized cost as of September 30, 2009, the geographic breakdown by issuer was as follows: European countries, excluding the United Kingdom (66%); the United Kingdom (17%); Japan (13%); and other countries (4%). For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.
     We have determined that the majority of our unrealized losses in the perpetual security category was principally due to widening credit spreads, largely as the result of the contraction of liquidity in the capital markets. Credit spreads for this category were also impacted by the uncertain outlook for the accounting classification of subordinated securities in certain regulatory environments. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that our investments in this sector have the ability to service their obligation to us.
     The following summarizes our evaluation of specific perpetual securities which are in an unrealized loss position as of September 30, 2009.
•	Nordea Bank AB (Nordea)

We had an unrealized loss of $99 million on our investment of $396 million in Nordea. Nordea is the largest financial services group in the Nordic region with leading market positions in retail banking, merchant banking and wealth management. Nordea is the parent of the Nordea Group. Nordea enjoys strong market positions not only in its native Sweden but also in its other key Nordic markets of Denmark, Finland and Norway.

We believe that concerns regarding the impact of the global economic downturn on the Nordic and Baltic markets have largely driven the unrealized losses on our Nordea investments. Despite the difficult operating environment, Nordea reported a net profit of 626 million euros for the third quarter of 2009, which was down 4% from the third quarter of 2008. Gross impaired loans increased 9% from the second quarter of 2009, which was significantly less than the prior two quarters, but remained relatively low at 1.28% of total loans and receivables. Nordea’s Tier I capital ratio also improved from the prior quarter to 12%.
Effect on Shareholders’ Equity
     The net effect on shareholders’ equity of unrealized gains and losses from investment securities were as follows:

	September 30,	December 31,
(In millions)	2009	2008

Unrealized gains (losses) on securities available for sale	$(1,869)	$(2,046)
Unamortized unrealized gains on securities transferred to held to maturity	156	179
Deferred income taxes	604	659
Other	(3)	(3)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(1,112)	$(1,211)

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)
     As part of our investment activities, we own investments in QSPEs and VIEs. The following table details our investments in these vehicles.
Investments in Qualified Special Purpose Entities
and Variable Interest Entities

	September 30, 2009			December 31, 2008
	Amortized		Fair	Amortized		Fair
(In millions)	Cost		Value	Cost		Value

QSPEs:
Total QSPEs	$4,498	*	$4,140	$4,458	*	$4,372

VIEs:
Consolidated:
Total VIEs consolidated	$1,847		$1,503	$1,842		$1,392

Not consolidated:
CDOs	755		634	908		433
Other	743		701	517		499

Total VIEs not consolidated	1,498		1,335	1,425		932

Total VIEs	$3,345	**	$2,838	$3,267	**	$2,324

*	Total QSPEs represent 6.3% of total debt and perpetual securities in 2009 and 6.4% in 2008.

**	Total VIEs represent 4.7% of total debt and perpetual securities in 2009 and 2008.
     We have no equity interests in any of the QSPEs in which we invest, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment.
     Under current accounting guidance, we evaluate our involvement with VIEs at inception to determine our beneficial interests in the VIE and, accordingly, our beneficiary status. As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE. We would re-evaluate our beneficiary status should a reconsideration event occur. According to GAAP, reconsideration events include changes to a VIE’s design or structure, contractual arrangements, and/or its equity at risk. Due to the static nature of these VIEs and our protective rights entered into as a condition of investing in the VIEs, there are few, if any, scenarios that would constitute a reconsideration event in our VIEs. To date, we have not had any reconsideration events in any of our VIEs. If we determine that we own less than 50% of the variable interest created by a VIE, we are not considered to be a primary beneficiary of the VIE and therefore are not required to consolidate the VIE.
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
     We also have interests in VIEs that we are not required to consolidate as reflected in the above table. Included in the VIEs that we do not consolidate are CDOs issued through VIEs originated by third parties. These VIEs combine highly rated underlying assets as collateral for the CDOs with credit default swaps (CDS) to produce an investment security that consists of multiple asset tranches with varying levels of subordination within the VIE.
     The underlying collateral assets and funding of these VIEs are generally static in nature, and we do not control the activities of these VIEs. These VIEs are limited to holding the underlying collateral and CDS contracts on specific corporate entities and utilizing the cash flows from the collateral and CDS contracts to service our investment therein. The underlying collateral and the reference corporate entities covered by the CDS contracts are all investment grade at the time of issuance. These VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and CDS contracts.
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

     As previously described in Note 1, we are currently evaluating all of our VIEs under the provisions of the amended FASB guidance on accounting for VIEs discussed in Note 1 that will be effective for us on January 1, 2010, to determine whether we will be required to consolidate any of the VIEs we own upon adoption of that guidance. We do not anticipate any impact on debt covenants, capital ratios, credit ratings or dividends should we be required in the future to consolidate the VIEs we own. In the event that we incur losses on the debt securities issued by these VIEs, the impact on debt covenants, capital ratios, credit ratings or dividends would be no different than the impact from losses on any of the other debt securities we own.
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

	September 30,	December 31,
(In millions)	2009	2008

Security loans outstanding, fair value	$103	$1,679
Cash collateral on loaned securities	106	1,733

     All security lending agreements are callable by us at any time.
     For general information regarding our investment accounting policies, see Note 1.

4. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Fair Value Measurement
     We determine the fair values of our debt, perpetual and privately issued equity securities primarily using three pricing approaches or techniques: quoted market prices readily available from public exchange markets, a discounted cash flow (DCF) pricing model, and price quotes we obtain from outside brokers.
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
     During 2008 and through the first nine months of 2009, we noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We continually assess the reasonableness of the pricing data we receive by comparing it to historical results. In addition to historical comparisons, we evaluate the reasonableness of the pricing data in light of current market trends and events. The final pricing data used to determine fair values is based on management’s judgment.
Fair Value Hierarchy
     GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuations techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. The vast majority of our financial instruments subject to the classification provisions of GAAP relate to our investment securities classified as securities available for sale in our investment portfolio. We determine the fair value of our securities available for sale using several sources or techniques based on the type and nature of the investment securities.

     The following tables present the fair value hierarchy levels of the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2009

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$9,175	$2,036	$—	$11,211
Municipalities	16	316	—	332
Mortgage- and asset-backed securities	—	1,013	66	1,079
Public utilities	—	3,449	506	3,955
Collateralized debt obligations	117	164	133	414
Sovereign and supranational	—	870	314	1,184
Banks/financial institutions	—	5,472	1,346	6,818
Other corporate	—	9,296	1,242	10,538

Total fixed maturities	9,308	22,616	3,607	35,531

Perpetual securities:
Banks/financial institutions	—	6,187	1,338	7,525
Other corporate	—	311	—	311

Total perpetual securities	—	6,498	1,338	7,836

Equity securities	16	—	10	26

Total assets	$9,324	$29,114	$4,955	$43,393

Liabilities:
Interest rate swaps	$—	$3	$—	$3

Total liabilities	$—	$3	$—	$3

	December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$10,182	$2,214	$—	$12,396
Municipalities	—	106	—	106
Mortgage- and asset-backed securities	—	1,020	35	1,055
Public utilities	—	3,157	502	3,659
Collateralized debt obligations	116	140	19	275
Sovereign and supranational	—	994	260	1,254
Banks/financial institutions	—	5,674	876	6,550
Other corporate	—	8,819	898	9,717

Total fixed maturities	10,298	22,124	2,590	35,012

Perpetual securities:
Banks/financial institutions	—	7,328	412	7,740
Other corporate	—	307	—	307

Total perpetual securities	—	7,635	412	8,047

Equity securities	18	5	4	27

Total assets	$10,316	$29,764	$3,006	$43,086

Liabilities:
Cross-currency and interest rate swaps	$—	$158	$—	$158

Total liabilities	$—	$158	$—	$158

     Approximately 41% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.
     The fair value of approximately 54% of our Level 2 investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.
     For the remaining Level 2 investments that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.
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

     The fixed maturities and perpetual securities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.
Level 3 Rollforward
     The following tables present the changes in our securities available for sale classified as Level 3.

	Three Months Ended
	September 30, 2009
			Unrealized
		Realized	gains or losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers into	Balance,	gains
	beginning	included in	comprehensive	and	and/or out of	end of	(losses)
(In millions)	of period	earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$33	$—	$2	$31	$—	$66	$—
Banks/financial institutions	1,117	3	186	(3)	43	1,346	—
Collateralized debt obligations	111	(25)	61	(14)	—	133	(35)
Other corporate	1,082	—	160	—	—	1,242	—
Public utilities	457	—	40	—	9	506	—
Sovereign and supranational	272	—	42	—	—	314	—

Total fixed maturities	3,072	(22)	491	14	52	3,607	(35)

Perpetual securities:
Banks/financial institutions	1,063	(325)	600	—	—	1,338	(325)

Total perpetual securities	1,063	(325)	600	—	—	1,338	(325)

Equity securities	9	—	1	—	—	10	—

Total	$4,144	$(347)	$1,092	$14	$52	$4,955	$(360)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2009.

	Three Months Ended
	September 30, 2008
			Unrealized
			gains or
		Realized	losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers	Balance,	gains
	beginning	included in	comprehensive	and	into and/or	end of	(losses)
(In millions)	of period	earnings	income	settlements	out of Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$23	$—	$(1)	$—	$—	$22	$—
Banks/financial institutions	19	—	(1)	40	—	58	—
Collateralized debt obligations	58	—	(24)	7	—	41	—
Other corporate	108	—	(3)	—	—	105	—
Public utilities	86	—	(5)	—	41	122	—

Total fixed maturities	294	—	(34)	47	41	348	—

Equity securities	4	—	—	—	—	4	—

Total	$298	$—	$(34)	$47	$41	$352	$—

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2008.

	Nine Months Ended
	September 30, 2009
			Unrealized
		Realized	gains or losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers into	Balance,	gains
	beginning	included in	comprehensive	and	and/or out of	end of	(losses)
(In millions)	of period	earnings	income	settlements	Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed
securities	$35	$—	$—	$31	$—	$66	$—
Banks/financial institutions	876	(75)	61	(3)	487	1,346	(78)
Collateralized debt obligations	19	(140)	227	(14)	41	133	(148)
Other corporate	898	—	144	—	200	1,242	—
Public utilities	502	—	(5)	—	9	506	—
Sovereign and supranational	260	—	54	—	—	314	—

Total fixed maturities	2,590	(215)	481	14	737	3,607	(226)

Perpetual securities:
Banks/financial institutions	412	(325)	539	—	712	1,338	(325)

Total perpetual securities	412	(325)	539	—	712	1,338	(325)

Equity securities	4	—	—	—	6	10	—

Total	$3,006	$(540)	$1,020	$14	$1,455	$4,955	$(551)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2009.

	Nine Months Ended
	September 30, 2008
			Unrealized
			gains or
		Realized	losses
		gains or	included				Unrealized
	Balance,	losses	in other	Purchases	Transfers	Balance,	gains
	beginning of	included in	comprehensive	and	into and/or	end of	(losses)
(In millions)	period	earnings	income	settlements	out of Level 3	period	still held*

Fixed maturities:
Mortgage- and asset-backed securities	$13	$—	$(1)	$—	$10	$22	$—
Banks/financial institutions	20	2	(2)	38	—	58	2
Collateralized debt obligations	76	—	(42)	7	—	41	—
Other corporate	—	—	(3)	—	108	105	—
Public utilities	—	—	(5)	—	127	122	—

Total fixed maturities	109	2	(53)	45	245	348	2

Equity securities	3	—	1	—	—	4	—

Total	$112	$2	$(52)	$45	$245	$352	$2

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2008.

     The inputs we receive from pricing brokers for forward exchange rates and the credit spreads for certain issuers, including liquidity risk, have become increasingly difficult for us to observe or corroborate in the markets for our investments in CDOs, callable reverse-dual currency securities (RDCs), securities rated below investment grade, and to a lesser extent less liquid sinking fund securities. This has resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category.
     During the first nine months of 2009, we transferred investments totaling $1.5 billion into Level 3 as a result of credit downgrades of the respective securities to below investment grade. During the year ended December 31, 2008, we transferred investments totaling $3.0 billion into Level 3. The transfers consisted primarily of below-investment-grade investments, callable RDC investments and certain of our private placement securities.
Fair Value of Financial Instruments
     The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Assets:
Fixed-maturity securities	$61,859	$60,681	$59,448	$58,096
Perpetual securities	7,836	7,836	8,047	8,047
Equity securities	26	26	27	27
Liabilities:
Notes payable (excluding capitalized leases)	2,225	2,309	1,713	1,561
Cross-currency and interest rate swaps*	3	3	158	158
Obligation to Japanese policyholder protection corporation	131	131	161	161

*	Cross-currency swaps expired in April 2009
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

DCF Sensitivity
     Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Management believes that under normal market conditions, a movement of 50 basis points (bps) in the key assumptions used to estimate these fair values would be reasonably likely. Therefore, we selected a uniform magnitude of movement (50 bps) and provided both upward and downward movements in the assumptions. Since the changes in fair value are relatively linear, readers of these financial statements can make their own judgments as to the movement in interest rates and the change in fair value based upon this data. The following scenarios provide a view of the sensitivity of our securities priced by our DCF pricing model.
     The fair values of our available-for-sale fixed maturity and perpetual securities valued by our DCF pricing model totaled $15.6 billion at September 30, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
	fair value		fair value		fair value
Factor Change	(in millions)	Factor change	(in millions)	Factor change	(in millions)

+50 bps	$(781)	+50 bps	$(772)	+50 bps	$(23)
-50 bps	842	-50 bps	831	-50 bps	19

     The fair values of our held-to-maturity fixed maturity securities valued by our DCF pricing model totaled $23.7 billion at September 30, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
	Change in		Change in		Change in
	fair value		fair value		fair value
Factor change	(in millions)	Factor change	(in millions)	Factor change	(in millions)

+50 bps	$(1,588)	+50 bps	$(1,467)	+50 bps	$(403)
-50 bps	1,680	-50 bps	1,503	-50 bps	340

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
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings (other income). This hedge was effective during the nine-month periods ended September 30, 2009, and 2008, therefore there was no impact on net earnings.
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

(In millions)	2009	2008

Balance, beginning of period	$(164)	$(47)
Increase (decrease) in fair value of cross-currency swaps	51	(30)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	—	2

Balance, end of period	$(113)	$(75)

     Because the cross-currency swaps were de-designated as a hedge of the net investment in Aflac Japan for the second quarter of 2009 prior to their expiration, the foreign exchange loss recorded in accumulated other comprehensive income for these swaps remained unchanged from the balance as of March 31, 2009. This unrealized loss of $113 million would need to be reversed out of accumulated other comprehensive income and recognized in earnings if we ever divested of our investment in Aflac Japan. Subsequent to March 31, 2009 and upon expiration of these swaps, the fair value of the foreign currency component of the cross-currency swaps increased by $7 million, therefore we realized this amount as a foreign exchange gain in earnings during the quarter ended June 30, 2009.

     The change in fair value of the interest rate swaps, included in accumulated other comprehensive income, was immaterial during the nine-month periods ended September 30, 2009, and 2008.
     Our exposure to credit risk in the event of nonperformance by counterparties to our derivatives as of September 30, 2009, was immaterial.
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

5. NOTES PAYABLE
     A summary of notes payable follows:

	September 30,	December 31,
(In millions)	2009	2008

8.50% senior notes due May 2019	$850	$—
6.50% senior notes paid April 2009	—	450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	166	165
2.26% notes due September 2016 (principal amount 8 billion yen in 2009 and 10 billion yen in 2008)	89	110
Variable interest rate notes due September 2011 (.78% at September 2009, principal amount 20 billion yen)	222	220
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 39.4 billion yen in 2009 and 40 billion yen in 2008)	437	439
1.87% notes due June 2012 (principal amount 26.6 billion yen in 2009 and 30 billion yen in 2008)	295	329
Other yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	111	—
3.00% loan due August 2015 (principal amount 5 billion yen)	55	—
Capitalized lease obligations payable through 2014	6	8

Total notes payable	$2,231	$1,721

     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We extinguished 2.0 billion yen (par value) of our Uridashi notes due September 2016 at a cost of 1.4 billion yen, yielding a gain of .6 billion yen. We extinguished 3.4 billion yen (par value) of our Samurai notes due June 2012 at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. We extinguished .6 billion yen (par value) of our Samurai notes due July 2010 at a cost of .5 billion yen, yielding a gain of .1 billion yen. Through these transactions, we realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt during the third quarter of 2009.
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
     In July 2009, we executed a 10 billion yen loan (approximately $111 million using the September 30, 2009, exchange rate) at an interest rate of 3.60%. Interest on the loan is payable semiannually, and the loan has a six-year maturity. In August 2009, we executed a 5 billion yen loan (approximately $55 million using the September 30, 2009, exchange rate) at an interest rate of 3.00%. Interest on the loan is payable semiannually, and the loan has a six-year maturity.
     We were in compliance with all of the covenants of our notes payable at September 30, 2009. No events of default or defaults occurred during the nine months ended September 30, 2009.
     For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.

6. SHAREHOLDERS’ EQUITY
     The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30.

(In thousands of shares)	2009	2008

Common stock — issued:
Balance, beginning of period	660,035	658,604
Exercise of stock options and issuance of restricted shares	693	1,158

Balance, end of period	660,728	659,762

Treasury stock:
Balance, beginning of period	193,420	172,074
Purchases of treasury stock:
Open market	—	12,500
Other	141	114
Disposition of treasury stock:
Shares issued to AFL Stock Plan	(355)	(1,036)
Exercise of stock options	(121)	(376)
Other	(134)	(67)

Balance, end of period	192,951	183,209

Shares outstanding, end of period	467,777	476,553

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Anti-dilutive stock options and restricted share awards	7,317	1,640	11,231	1,230

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

     In the third quarter of 2008, we entered into an agreement for a share repurchase program with Goldman, Sachs & Co. (GS&Co.). Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. The repurchase was funded with internal capital. As of September 30, 2008, the $825 million remitted to GS&Co. under the agreement was reflected as a reduction to additional paid-in capital pending receipt of treasury shares purchased in connection with the agreement. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we hold in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co.
     As of September 30, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in 2008.
7. SHARE-BASED TRANSACTIONS
     The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan that allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2009, approximately 18 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
     The following table provides information on stock options outstanding and exercisable at September 30, 2009.

	Stock	Weighted-Average	Aggregate
	Option	Remaining	Intrinsic	Weighted-Average
	Shares	Term	Value	Exercise Price
	(in thousands)	(in years)	(in millions)	Per Share

Outstanding	17,665	5.2	$145	$36.93
Exercisable	13,126	4.0	110	35.71

     We received cash from the exercise of stock options in the amount of $7 million during the first nine months of 2009, compared with $32 million in the first nine months of 2008. The tax benefit realized as a result of stock option exercises and restricted stock releases was $6 million in the first nine months of 2009, compared with $20 million in the first nine months of 2008.
     As of September 30, 2009, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $20 million, of which $9 million (584 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.
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

8. BENEFIT PLANS
     Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$3	$2	$3	$2	$9	$7	$8	$7
Interest cost	1	3	1	3	3	9	3	8
Expected return on plan assets	(1)	(3)	(1)	(3)	(2)	(9)	(2)	(9)
Amortization of net actuarial loss	1	1	—	1	2	3	1	2

Net periodic benefit cost	$4	$3	$3	$3	$12	$10	$10	$8

     During the nine months ended September 30, 2009, Aflac Japan contributed approximately $13 million (using the September 30, 2009, exchange rate) to the Japanese pension plan, and Aflac U.S. contributed $10 million to the U.S. pension plan.
     For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
9. COMMITMENTS AND CONTINGENT LIABILITIES
     In the third quarter of 2009, we entered into a definitive agreement to purchase for $100 million Continental American Insurance Group, Inc., which includes its wholly-owned subsidiary Continental American Insurance Company (CAIC). The purchase, funded with internal capital, closed in October 2009. CAIC, which was privately owned and headquartered in Columbia, South Carolina, specializes in offering voluntary group insurance products that are distributed by insurance brokers at the worksite.
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
10. SUBSEQUENT EVENTS
     We evaluated events that occurred subsequent to September 30, 2009, for recognition or disclosure in our financial statements and notes to our financial statements. We performed our subsequent event review through November 6, 2009, the date that these third quarter 2009 financials were issued, and concluded that there are no significant subsequent events to disclose or recognize.

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
MD&A OVERVIEW
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2008, to September 30, 2009. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2008. This MD&A is divided into the following sections:
•	Critical accounting estimates

•	Results of operations, consolidated and by segment

•	Analysis of financial condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

CRITICAL ACCOUNTING ESTIMATES
     We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). References to GAAP issued by the FASB in this MD&A are to the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to investments, deferred policy acquisition costs and policy liabilities. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 87% of our liabilities are reported as of September 30, 2009, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
     There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2009. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2008.
New Accounting Pronouncements
     For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
     The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	In Millions		Per Diluted Share		In Millions		Per Diluted Share

Net earnings	$363	$100	$.77	$.21	$1,245	$1,057	$2.66	$2.19
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(226)	(389)	(.48)	(.81)	(482)	(394)	(1.02)	(.82)
Impact from ASC 815	—	(4)	—	—	(3)	(4)	(.01)	—
Gain on extinguishment of debt	—	—	—	—	11	—	.02	—

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
     During the first nine months of 2009, sales and redemptions of securities resulted in net realized pretax investment gains of $248 million ($161 million after-tax) that were primarily the result of bond swaps. We realized pretax investment losses of $987 million ($642 million after-tax) as a result of the recognition of other-than-temporary impairment losses.
     During the nine-month period ended September 30, 2008, we realized pretax investment losses of $225 million ($146 million after-tax) as a result of sales and redemptions. These losses were primarily driven by a decision to sell our investments in Lehman Brothers and Washington Mutual. We realized pretax investment losses of $380 million ($247 million after-tax) as a result of the recognition of other-than-temporary impairment losses for our investments in certain of our perpetual securities and Ford Motor Company.
     The following table details our pretax impairment losses by investment category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Perpetual securities	$326	$294	$535	$294
Corporate bonds	—	86	288	86
Collateralized debt obligations	35	—	148	—
Collateralized mortgage obligations	5	—	14	—
Equity securities	2	—	2	—

Total other-than-temporary impairments	$368	$380	$987	$380

     See Note 3 of the Notes to the Consolidated Financial Statements for more information on our realized investment gains and losses.
Impact from ASC 815 (formerly SFAS 133)
     We had cross-currency interest rate swap agreements that economically converted our dollar-denominated senior notes, which matured in April 2009, into a yen-denominated obligation. Until April 2009, we designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt has the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. ASC 815, “Derivatives and Hedging,” requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. This change in fair value is determined by relative dollar and yen interest rates and has no cash impact on our results of operations. At maturity, the fair value equaled initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component was zero. We had the ability and intent to retain the cross-currency swaps until they expired in April 2009. The impact from ASC 815 includes the change in fair value of the interest rate component of the cross-currency swaps, which did not qualify for hedge accounting, and is included in other income. Prior to the expiration of the swaps in April 2009, we de-designated the swaps as a hedge of our net investment in Japan when we performed our hedge designations at the beginning of the second quarter of 2009.
     We have issued yen-denominated Samurai and Uridashi notes. We have designated these notes as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess in net earnings (other income). The foreign currency gain or loss on the excess liabilities would be included in the impact from ASC 815. At the beginning of the second quarter of 2009 when we performed our hedge designations, the notional amount of our yen-denominated liabilities exceeded our yen net asset position in Aflac Japan, therefore we de-designated this excess portion of our yen-denominated liabilities from our net investment hedge. An immaterial loss was recorded in net earnings (other income) and included in the impact from ASC 815 during the quarter ended June 30, 2009, as a result of the negative foreign currency effect on the portion of our yen-denominated liabilities that was not designated as a hedge of our investment in Aflac Japan. At the beginning of the third quarter of 2009 when we reassessed our hedge designations, our yen net asset position in Aflac Japan exceeded our total yen-denominated Samurai and Uridashi notes; therefore, all of these notes were designated as a hedge of our net investment in Aflac Japan, resulting in no impact on net earnings during the third quarter of 2009. Our net investment hedge was effective during the nine-month period ended September 30, 2008; therefore, there was no impact on net earnings during that period.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from ASC 815. These hedges were effective during the nine-month periods ended September 30, 2009, and 2008; therefore, there was no impact on net earnings.
     For additional information, see the Impact from SFAS 133 section of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2008.
Debt Extinguishment
     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt during the third quarter of 2009.
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
Income Taxes
     Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.2% for the nine-month period ended September 30, 2009, compared with 34.5% for the same period in 2008.
Earnings Guidance
     We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses, the impact from ASC 815 and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.
     Subject to the preceding assumptions, our objective for 2009 is to increase net earnings per diluted share by 13% to 15% over 2008. If the yen/dollar exchange rate averages 90 to 95 in the last three months of the year, we would expect reported net earnings per diluted share to be in the range of $1.08 to $1.16 in the fourth quarter of 2009. Under that exchange rate scenario and given the year-to-date results, we would expect net earnings per diluted share to be in the range of $4.75 to $4.83 for the year. Based on our stated objective for 2009, the following table shows the likely results for 2009 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2009 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average
Yen/Dollar	Net Earnings Per	% Growth	Yen Impact
Exchange Rate	Diluted Share	Over 2008	on EPS

85.00	$5.04 — 5.12	26.3 — 28.3%	$.53
90.00	4.87 — 4.96	22.1 — 24.3	.37
95.00	4.73 — 4.81	18.5 — 20.6	.22
100.00	4.59 — 4.68	15.0 — 17.3	.09
103.46 **	4.51 — 4.59	13.0 — 15.0	—
105.00	4.47 — 4.55	12.0 — 14.0	(.04)
110.00	4.37 — 4.44	9.5 — 11.3	(.15)

*	Excludes realized investment gains/losses, impact from ASC 815 and nonrecurring items in 2009 and 2008

**	Actual 2008 weighted-average exchange rate
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
     We measure and evaluate our insurance segments’ financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses, the impact from ASC 815, and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.
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
Aflac Japan Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Premium income	$3,054	$2,569	$8,967	$7,774
Net investment income:
Yen-denominated investment income	379	317	1,107	954
Dollar-denominated investment income	189	187	566	554

Net investment income	568	504	1,673	1,508
Other income	8	4	30	17

Total operating revenues	3,630	3,077	10,670	9,299

Benefits and claims	2,175	1,914	6,469	5,783
Operating expenses:
Amortization of deferred policy acquisition costs	123	93	369	289
Insurance commissions	262	234	785	711
Insurance and other expenses	345	273	961	826

Total operating expenses	730	600	2,115	1,826

Total benefits and expenses	2,905	2,514	8,584	7,609

Pretax operating earnings*	$725	$563	$2,086	$1,690

Weighted-average yen/dollar exchange rate	93.56	107.70	94.79	105.75

	In Dollars				In Yen
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Percentage change over	September 30,		September 30,		September 30,		September 30,
previous period:	2009	2008	2009	2008	2009	2008	2009	2008

Premium income	18.9%	13.3%	15.4%	16.9%	3.4%	3.6%	3.4%	3.6%
Net investment income	12.7	10.4	10.9	12.9	(2.0)	.9	(.6)	.1
Total operating revenues	18.0	13.1	14.7	16.2	2.6	3.3	2.8	3.0
Pretax operating earnings*	28.7	20.5	23.4	21.3	11.8	10.1	10.6	7.5

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.0% in the first nine months of 2009 and 3.3% for the same period of 2008 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at September 30, 2009, were 1.19 trillion yen, compared with 1.15 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.2 billion at September 30, 2009, compared with $11.1 billion a year ago.
     Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 34% of Aflac Japan’s investment income in the first nine months of 2009, compared with 37% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac

Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during the first nine months of 2009. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes**
	Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008

Net investment income	(2.0)%	.9%	(.6)%	.1%	2.9%	4.4%	3.3%	4.8%
Total operating revenues	2.6	3.3	2.8	3.0	3.6	4.0	3.4	3.8
Pretax operating earnings*	11.8	10.1	10.6	7.5	16.7	13.7	13.7	11.9

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
     The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues:	2009	2008	2009	2008

Benefits and claims	59.9%	62.2%	60.6%	62.2%
Operating expenses:
Amortization of deferred policy acquisition costs	3.4	3.0	3.5	3.1
Insurance commissions	7.2	7.6	7.4	7.6
Insurance and other expenses	9.5	8.9	9.0	8.9

Total operating expenses	20.1	19.5	19.9	19.6
Pretax operating earnings*	20.0	18.3	19.5	18.2

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. The operating expense ratio has increased slightly in the first nine months of 2009, compared with the same period a year ago. We expect the operating expense ratio to be modestly higher for the year in relation to 2008. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in the three- and nine-month periods ended September 30, 2009. We expect the expansion in the profit margin to hold through the remainder of 2009.

Aflac Japan Sales
     The following table presents Aflac Japan’s total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
(In millions of dollars	Three Months		Nine Months		Three Months		Nine Months
and billions of yen)	2009	2008	2009	2008	2009	2008	2009	2008

Total new annualized premium sales	$320	$262	$922	$799	30.0	28.1	87.5	84.4
Increase (decrease) over comparable period in prior year	22.4%	10.8%	15.4%	13.2%	6.5%	.9%	3.7%	.1%

     The following table details the contributions to total new annualized premium sales by major product for the periods ended September 30.

	Three Months		Nine Months
	2009	2008	2009	2008

Medical	36%	34%	34%	34%
Cancer	27	34	31	33
Ordinary life	31	23	28	23
Rider MAX	2	5	3	5
Other	4	4	4	5

Total	100%	100%	100%	100%

     Medical sales increased 13.8% during the third quarter of 2009, compared with the same period a year ago. We introduced a revised EVER product in August 2009. This was the first major revision that we have made to this popular medical product since 2002. The most notable change in this revised product is an enhanced surgical benefit. Overall, the profitability of the new plan is similar to our original EVER product. We had a positive initial response to our new EVER product, selling more than 104,000 revised EVER policies during the first five weeks the product was on the market.
     Cancer insurance sales were down 14.7% during the third quarter of 2009, compared with the same period a year ago.
     Ordinary life product sales increased 45.7% during the third quarter of 2009, compared with the same period in 2008. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that was released at the end of first quarter 2009. We believe that the child endowment product, as well as our other new life product, called “GIFT,” will provide opportunities for us to sell our third sector cancer and medical products. In the third quarter of 2009, we sold two additional policies on average for every 10 customers who purchased our child endowment plan also purchased at least one of our other products.
     Sales have benefited from the bank channel. In the third quarter of 2009, bank channel sales were 2.2 billion yen, a 55.2% increase compared with the second quarter of 2009. Bank channel sales were 66.1% higher in the third quarter of 2009, compared with the same period a year ago. At September 30, 2009, we had agreements with 351 banks to sell our products in their branches. We have significantly more selling agreements with banks than any of our competitors in Japan. We believe our longstanding relationships within the Japan banking sector have given us an advantage in developing this channel.
     We believe that there is still a strong need for our products in Japan. For the remainder of the year, we expect to see continued strong sales growth. We believe Aflac Japan will achieve its annual objective for sales to be flat to up 5%.

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
     The following table presents the results of Aflac Japan’s investment activities for the periods ended September 30.

	Three Months		Nine Months

	2009	2008	2009	2008

New money yield — yen only	2.77%	3.05%	3.07%	3.22%
New money yield — blended	2.89	3.44	3.30	3.52
Return on average invested assets, net of investment expenses	3.64	3.87	3.68	3.85

     At September 30, 2009, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.80%, compared with 3.96% a year ago. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
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
Aflac U.S. Summary of Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Premium income	$1,110	$1,078	$3,307	$3,192
Net investment income	123	129	375	376
Other income	3	2	7	8

Total operating revenues	1,236	1,209	3,689	3,576

Benefits and claims	642	637	1,882	1,881
Operating expenses:
Amortization of deferred policy acquisition costs	93	88	323	268
Insurance commissions	126	122	373	365
Insurance and other expenses	159	158	494	477

Total operating expenses	378	368	1,190	1,110

Total benefits and expenses	1,020	1,005	3,072	2,991

Pretax operating earnings*	$216	$204	$617	$585

Percentage changes over previous period:

Premium income	3.0%	8.5%	3.6%	9.1%
Net investment income	(4.4)	1.7	(.4)	1.0
Total operating revenues	2.2	7.8	3.2	8.2
Pretax operating earnings*	5.7	11.9	5.6	11.9

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     Annualized premiums in force increased 2.0% in the first nine months of 2009 and 8.0% for the same period of 2008. Annualized premiums in force at September 30, 2009, were $4.8 billion, compared with $4.7 billion a year ago. Net investment income was relatively flat during the three- and nine-month periods ended September 30, 2009, compared with the same periods a year ago, due to lack of growth in the investment portfolio primarily as a result of excess capital used in our share repurchase program during 2008.

     The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios to total revenues:	2009	2008	2009	2008

Benefits and claims	51.9%	52.7%	51.0%	52.6%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.3	8.8	7.5
Insurance commissions	10.2	10.1	10.1	10.2
Insurance and other expenses	12.9	13.0	13.4	13.4

Total operating expenses	30.6	30.4	32.3	31.1

Pretax operating earnings*	17.5	16.9	16.7	16.3

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
     The benefit ratio declined and amortization of deferred policy acquisition costs increased in the first nine months of 2009, compared with the same period a year ago, due to lower persistency levels compared with 2008. We expect the benefit ratio to decline modestly in 2009; however, the impact of this decline will likely be partially offset by a higher operating expense ratio. Overall, we expect the pretax operating profit margin to increase slightly in 2009, compared with 2008.
Aflac U.S. Sales
     Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months

(In millions)	2009	2008	2009	2008

Total new annualized premium sales	$342	$369	$1,034	$1,105
Increase (decrease) over comparable period in prior year	(7.2)%	.1%	(6.4)%	1.8%

     The following table details the contributions to total new annualized premium sales by major product category for the periods ended September 30.

	Three Months		Nine Months

	2009	2008	2009	2008

Accident/disability coverage	49%	49%	48%	49%
Cancer indemnity insurance	17	17	17	18
Hospital indemnity products	17	16	17	15
Life	7	7	7	6
Fixed-benefit dental coverage	5	6	5	6
Other	5	5	6	6

Total	100%	100%	100%	100%

     Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 6.6%, cancer indemnity insurance sales decreased 8.8%, and hospital indemnity insurance sales decreased 2.9% in the third quarter of 2009, compared with the same period a year ago.

     One aspect of our U.S. sales strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited more than 7,000 new sales associates in the third quarter of 2009, a 9.4% increase compared with the same period a year ago, resulting in more than 76,300 licensed sales associates at September 30, 2009. Newly established payroll accounts were 15% higher in the third quarter of 2009, compared with the same period in 2008, suggesting our brand message and business-to-business efforts are reaching employers across the country. The average number of new weekly producers rose 8.1% during the third quarter of 2009, compared with the same period a year ago. We believe strong increases in new recruits and new weekly producers, coupled with significant payroll account growth, will provide a solid foundation for future sales when the U.S. economy recovers.
     In addition, we are expanding our distribution channels. In the first quarter of 2009, we implemented our new Aflac for Brokers initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, specific advertising, and customized enrollment technology. Additionally, a new level of management has been introduced in 2009 to deliver this initiative. Broker Development Coordinators have been hired in most of our state operations to initiate contact with new brokers as well as develop relationships with our current brokers. These coordinators will be assisted by a team of certified case managers whose purpose will be to coordinate the enrollments created by our Broker Development Coordinators.
     Furthering our initiatives in the broker arena, in July 2009 Aflac Incorporated entered into a definitive agreement to purchase for $100 million Continental American Insurance Group, Inc., which includes its wholly-owned subsidiary Continental American Insurance Company (CAIC). The purchase, funded with internal capital, closed in October 2009. CAIC, which was privately owned and headquartered in Columbia, South Carolina, specializes in offering voluntary group insurance products that are distributed by insurance brokers at the worksite. CAIC is rated A (Excellent) by A.M. Best. We believe that CAIC has the potential to benefit us in the U.S. market by helping us meet the product requests and needs of our field force when they pursue larger payroll accounts.
     Considering the decrease in new annualized premium sales for Aflac U.S. during the first nine months of 2009, we believe we will not achieve positive sales growth for the full year.
U.S. Economy
     Operating in the U.S. economy continues to be challenging. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and the United States remains a sizeable and attractive market for our products.
U.S. Regulatory Environment
     U.S. Congressional leaders have expressed their commitment to enacting major health reform legislation this year including expanded access to insurance, possibly with a government health insurance option to compete with private plans. The U.S. House of Representatives and the U.S. Senate are expected to vote on separate comprehensive health reform bills in the fourth quarter of this year, which, assuming passage in the respective chambers, are subject to revision during the legislative process in an effort to pass final legislation. Given the ongoing debate regarding healthcare initiatives, we cannot predict with any degree of certainty which changes, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company’s U.S. business. However, Japan has had a national health care system for many years, and Aflac Japan has successfully operated in such a regulated environment.

Aflac U.S. Investments
     The following table presents the results of Aflac’s U.S. investment activities for the periods ended September 30.

	Three Months		Nine Months

	2009	2008	2009	2008

New money yield	7.36%	7.48%	7.74%	7.27%
Return on average invested assets, net of investment expenses	6.57	6.88	6.72	6.76

     At September 30, 2009, the portfolio yield on Aflac’s U.S. portfolio was 7.20%, compared with 7.05% a year ago. During the second quarter of 2008, we purchased $200 million of variable interest rate CDOs that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table. See Note 3 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
     Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
     The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2009, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2008.
Foreign Exchange Effected Balance Sheet Items

	As	Exchange	Net of
(In millions)	Reported	Effect	Exchange Effect

Yen/dollar exchange rate*	90.21		91.03

Investments and cash	$71,625	$538	$71,087
Deferred policy acquisition costs	8,552	53	8,499
Total assets	82,616	604	82,012
Policy liabilities	69,543	563	68,980
Total liabilities	74,734	591	74,143

*	The exchange rate at September 30, 2009, was 90.21 yen to one dollar, or .9% stronger than the December 31, 2008, exchange rate of 91.03.
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

     The following table details investment securities by segment.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
	September 30,	December 31,	September 30,	December 31,
(In millions)	2009	2008	2009	2008

Securities available for sale, at fair value:
Fixed maturities	$29,008	$29,140	$6,409 *	$5,772 *
Perpetual securities	7,617	7,843	219	204
Equity securities	26	27	—	—

Total available for sale	36,651	37,010	6,628	5,976

Securities held to maturity, at amortized cost:
Fixed maturities	$26,128	24,236	$200	200

Total held to maturity	26,128	24,236	200	200

Total investment securities	$62,779	$61,246	$6,828	$6,176

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $114 in 2009 and $100 in 2008.
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

	September 30,	December 31,
(In millions)	2009	2008

Aflac Japan yen-denominated net assets	$2,468	$2,528
Parent Company yen-denominated net liabilities	(1,031)	(1,876)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$1,437	$652

     The decrease in our yen-denominated net asset position resulted from the decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads.
     The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	September 30, 2009			December 31, 2008

Yen/dollar exchange rates	75.21	90.21*	105.21	76.03	91.03*	106.03

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$30,437	$25,376	$21,758	$31,145	$26,013	$22,333
Perpetual securities	9,076	7,567	6,489	9,343	7,804	6,700
Equity securities	24	20	17	26	22	19
Securities held to maturity:
Fixed maturities	31,340	26,128	22,403	29,018	24,236	20,808
Cash and cash equivalents	630	525	450	456	381	327
Other financial instruments	110	92	79	97	80	69

Subtotal	71,617	59,708	51,196	70,085	58,536	50,256

Liabilities:
Notes payable	1,457	1,215	1,042	1,522	1,271	1,091
Cross-currency swaps	—	—	—	731	610	524
Japanese policyholder protection corporation	157	131	112	192	161	138

Subtotal	1,614	1,346	1,154	2,445	2,042	1,753

Net yen-denominated financial instruments	70,003	58,362	50,042	67,640	56,494	48,503
Other yen-denominated assets	8,757	7,301	6,260	8,605	7,187	6,170
Other yen-denominated liabilities	77,036	64,226	55,070	75,465	63,029	54,113

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$1,724	$1,437	$1,232	$780	$652	$560

*	Actual period-end exchange rate

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
Interest Rate Risk
     Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2009 and December 31, 2008, would be as follows:

	September 30,	December 31,
(In millions)	2009	2008

Effect on yen-denominated debt and perpetual securities	$(6,271)	$(6,192)
Effect on dollar-denominated debt and perpetual securities	(903)	(821)

Effect on total debt and perpetual securities	$(7,174)	$(7,013)

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
     We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2008

AAA	9.1%	9.9%	11.9%
AA	61.3	36.4	43.3
A	26.8	42.0	32.5
BBB	2.8	11.7	12.3

Total	100.0%	100.0%	100.0%

     The percentage increase of debt securities purchased in the AA rated category during the first nine months of 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above.
     The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition by Credit Rating

	September 30, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	3.7%	3.9%	5.7%	5.8%
AA	33.5	35.0	39.8	42.2
A	39.8	40.3	34.1	33.2
BBB	15.9	15.3	18.6	17.6
BB or lower	7.1	5.5	1.8	1.2

Total	100.0%	100.0%	100.0%	100.0%

     Although our investment portfolio continues to be of high credit quality, many downgrades occurred during the first nine months of 2009 to cause a shift in composition by credit rating. The percentage of AA rated securities decreased as a result of downgrades of bank and financial institution investments. The percentage of A rated securities had an overall increase, which was the net result of purchases of A rated securities offset by a decrease in this category caused by downgrades of certain securities. The percentage of BB or lower rated securities increased due to downgrades of higher rated securities.
     As of September 30, 2009, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
     The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2009 and December 31, 2008. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

     The following table shows the subordination distribution of our debt and perpetual securities.
Subordination Distribution of Debt and Perpetual Securities

	September 30, 2009		December 31, 2008
	Amortized	Percentage	Amortized	Percentage
(In millions)	Cost	of Total	Cost	of Total

Senior notes	$53,840	75.2%	$51,091	73.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,796	10.9	7,777	11.2
Upper Tier II	209	.3	340	.5
Tier I*	764	1.0	750	1.1
Surplus Notes	336	.5	374	.5
Trust Preferred — Non-banks	86	.1	86	.1
Other subordinated — Non-banks	51	.1	52	.1

Total fixed maturities	9,242	12.9	9,379	13.5

Perpetual securities (economic maturity date):
Upper Tier II	6,082	8.5	6,532	9.4
Tier I	2,404	3.4	2,542	3.6

Total perpetual securities	8,486	11.9	9,074	13.0

Total debt and perpetual securities	$71,568	100.0%	$69,544	100.0%

*	Includes Trust Preferred securities
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
     Our 20 largest global investment exposures as of September 30, 2009, were as follows:

Top 20 Global Investment Positions

	Amortized			Ratings
(In millions)	Cost	% of Total	Seniority	Moody’s	S&P	Fitch

Government of Japan*	$10,146	14.2%	Senior	Aa2	AA	AA-
Israel Electric Corp Ltd.	907	1.3	Senior	Baa2	BBB	—
Republic of Tunisia	887	1.2	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	807	1.1
HSBC Finance Corporation (formerly Household Finance)	579	.8	Senior	A3	A	AA-
Republic New York Corp.	11	—	LTII	A2	A+	AA-
HSBC Bank PLC (RAV International Ltd)	55	.1	UTII	A2	A	AA-
The Hongkong & Shanghai Banking Corporation Ltd (RAV Int Ltd)	111	.2	UTII	Aa2	—	—
HSBC Holdings PLC	15	—	UTII	A1	A	AA-
HSBC Holdings PLC (HSBC Capital Funding LP)	36	—	Tier I	A3	A-	AA-
Lloyds Banking Group PLC	709	1.0
Lloyds Banking Group PLC	8	—	Tier I	B3	CCC+	B
Lloyds Bank PLC	222	.3	UTII	Ba1	B	B+
Bank of Scotland	188	.3	UTII	Ba1	B	B+
HBOS PLC	291	.4	UTII	Ba1	B-	B+
Republic of South Africa	680	1.0	Senior	A3	BBB+	BBB+
BNP Paribas	676	.9
BNP Paribas	122	.1	Senior	Aa1	AA	AA
FORTIS (Fortis Bank SA-NV, Fortis Luxembourg Finance SA)	554	.8	UTII	A3	BBB+	A+
Commerzbank AG	648	.9
Commerzbank AG	111	.2	LTII	A1	A-	A
Dresdner Bank AG	316	.4	LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trusts I & IV)	221	.3	Tier I	Baa3	CCC	CCC
Bank of America Corp	596	.8
Bank of America Corp (includes Fleet Financial Group Inc, Nationsbank Corporation)	263	.4	LTII	A3	A-	A
Bank of America Corp (NB Capital Trust, Bankamerica Instit-A)	18	—	Tier I	Baa3	B	BB-
Merrill Lynch & Co Inc	303	.4	Senior	A2	A	A+
Merrill Lynch & Co Inc	12	—	LTII	A3	A-	A
Takefuji Corp	592	.8	Senior	Ba3	BB+	—
Mizuho Financial Group Inc.	576	.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	576	.8	UTII	A1	—	—
UniCredit S.p.A	563	.8
Unicredito Bank Austria	11	—	LTII	Aa3	AA+	—
Hypovereinsbank	222	.3	LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & IV)	330	.5	Tier I	A3	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	554	.8
Sumitomo Mitsui Banking Corporation	111	.2	LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	443	.6	UTII	Aa3	A-	A-
Commonwealth Bank of Australia	543	.8
Commonwealth Bank of Australia	222	.3	LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	222	.3	UTII	—	A+	—
Bankwest	99	.2	UTII	Aa2	AA-	—
Dexia SA	499	.7
Dexia Bank Belgium (Dexia Overseas Ltd)	499	.7	UTII	Baa2	B	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	499	.7
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	499	.7	LTII	Aa3	A	A-
Erste Group Bank AG	476	.7
Erste Group Bank	111	.2	LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd 3 & 5)	365	.5	Tier I	A2	—	BBB
MetLife Inc.	474	.7
MetLife Inc.	197	.3	Senior	A2	A-	A
Metropolitan Life Global Funding I	277	.4	Senior	Aa2	AA-	—
Investcorp SA	460	.6
Investcorp Capital Limited	460	.6	Senior	Ba2	—	BB+
Citigroup Inc	448	.6
Citigroup Inc (Citigroup Global Markets Holdings Inc)	447	.6	Senior	A3	A	A+
Citigroup Inc (Citicorp)	1	—	LTII	Baa1	A-	A

Subtotal	$21,740	30.4

Total debt and perpetual securities	$71,568	100.0

*	JGBs or JGB-backed securities

     As previously disclosed, we own long-dated debt instruments in support of the long-dated obligations they support. Included in our top 20 holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have, as a general rule, limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this rule was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.
     We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
     The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Publicly issued securities:
Fixed maturities	$19,279	$19,807	$19,292	$19,525
Perpetual securities	115	114	156	104
Equity securities	13	16	15	18

Total publicly issued	19,407	19,937	19,463	19,647

Privately issued securities:
Fixed maturities	43,803	40,874	41,178	38,571
Perpetual securities	8,371	7,722	8,918	7,943
Equity securities	9	10	9	9

Total privately issued	52,183	48,606	50,105	46,523

Total investment securities	$71,590	$68,543	$69,568	$66,170

     The following table details our privately issued investment securities.
Privately Issued Securities

	September 30,	December 31,
(Amortized cost, in millions)	2009	2008

Privately issued securities as a percentage of total debt and perpetual securities	72.9%	72.0%

Privately issued securities held by Aflac Japan	$49,739	$47,516
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	69.5%	68.3%

Privately issued reverse-dual currency securities*	$14,590	$14,678
Reverse-dual currency securities* as a percentage of total privately issued securities	28.0%	29.3%

*	Principal payments in yen and interest payments in dollars

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
Below-Investment-Grade and Split-Rated Securities
     Debt and perpetual securities classified as below investment grade at September 30, 2009 and December 31, 2008, were all reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 7.1% of total debt and perpetual securities at September 30, 2009, compared with 1.8% of total debt and perpetual securities at December 31, 2008, at amortized cost. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	September 30, 2009			December 31, 2008
	Par	Amortized	Fair	Par	Amortized	Fair
(In millions)	Value	Cost	Value	Value	Cost	Value

Lloyds Banking Group PLC (includes HBOS and Bank of Scotland)**	$914	$709	$671	$ *	$ *	$ *
Takefuji Corporation	592	592	280	*	*	*
Investcorp Capital Limited	460	460	238	*	*	*
Irish Life and Permanent PLC**	410	311	214	*	*	*
UPM-Kymmene	344	344	214	*	*	*
Royal Bank of Scotland**	335	137	173	*	*	*
Ford Motor Credit Company	333	333	289	329	329	143
CSAV	266	266	141	264	264	157
Hella KG Hueck & Co.	244	243	151	*	*	*
KBC Group NV (Includes Kredeitbank S.A. Lux, and KBC Bank Funding Trust III)**	237	130	197	*	*	*
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	219	221	175	*	*	*
Aiful Corporation	180	179	49	*	*	*
BAWAG**	155	134	112	154	133	88
Swedbank**	155	119	119	*	*	*
Various CWHL CMOs	130	117	84	*	*	*
IKB Deutsche Industriebank	144	144	59	143	143	47
Finance For Danish Industry	111	111	86	*	*	*
Kommunalkredit Austria AG	111	28	28	*	*	*
Beryl Finance Limited 2008-7****	*	*	*	110	110	116
Ford Motor Company	—	—	—	111	57	31
Morgan Stanley Aces 2007-38****	83	8	32	*	*	*
Beryl Finance Limited 2007-14****	*	*	*	82	53	53
Investkredit Funding II Ltd.**	78	46	47	*	*	*
Morgan Stanley Aces 2006-31****	67	12	19	*	*	*
Beryl Finance Limited 2006-15****	*	*	*	55	43	43
Beryl Finance Limited 2007-5****	*	*	*	55	44	44
Eirles Two Limited 310 A****	55	21	21	*	*	*
Morgan Stanley Aces 2007-29****	55	12	20	*	*	*
Morgan Stanley Aces 2007-21****	55	4	17	55	3	3
May Department Stores	53	58	46	*	*	*
Various WFMBS CMOs	53	48	38	*	*	*
Various RFMSI CMOs	48	46	32	*	*	*
Rinker Materials Corp	42	42	36	43	42	23
First Industrial LP	36	40	23	*	*	*
Morgan Stanley Aces 2007-19****	—	—	—	30	4	4
Sprint Capital Corp	23	24	20	22	24	16
Academica Charter Schools Finance LLC	22	24	16	22	24	17
Weyerhaeuser Co.	20	21	18	*	*	*
Terra CDO SPC LTD 2007-3****	20	4	5	*	*	*
Bank of America Corp (Tier I only)	18	18	17	*	*	*
MBIA Inc	16	17	7	*	*	*
American General Capital II (Part of AIG)	15	19	11	*	*	*
Allied Capital Corp	14	14	11	*	*	*
Tiers Georgia****	—	—	—	11	1	1
RAST 2005-A10 A5***	10	8	7	*	*	*
Morgan Stanley Aces 2006-23****	10	2	3	*	*	*
BOAMS 2007-1 1A30***	6	6	3	*	*	*
CMSI 2007-5 1A3***	5	5	4	*	*	*
MSM 2007-1XS 2A4A***	5	3	3	*	*	*
LMT 2006-3 1A5***	4	2	1	*	*	*
American West Airlines	3	3	2	*	*	*

Total	$6,156	$5,085	$3,739	$1,486	$1,274	$786

*	Investment grade at respective reporting date

**	Perpetual security

***	Collateralized mortgage obligation

****	Collateralized debt obligation

     Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of September 30, 2009, none of our CDOs were split rated. Split-rated securities as of September 30, 2009, were as follows:
Split-Rated Securities*

	Amortized	Moody’s	S&P	Fitch	Investment-Grade
(In millions)	Cost	Rating	Rating	Rating	Status

Dexia Bank Belgium**	$499	Baa2	B	A	Investment Grade
SLM Corp.	363	Ba1	BBB-	BBB-	Investment Grade
SEB AB**	277	A2	BB+	A	Investment Grade
Rohm & Haas Company	238	Ba1	BBB-	BBB	Investment Grade
Dresdner Funding Trust 4	166	Baa3	CCC	CCC	Below Investment Grade
Swedbank**,****	166	Baa2	BB	NR	Investment Grade
Arch Finance Limited 2007-1	137	Ba1	BBB-	BBB-	Investment Grade
May Department Stores	58	Ba2	BB	BBB-	Below Investment Grade
Dresdner Funding Trust 1	55	Baa3	CCC	CCC	Below Investment Grade
Morton International	37	Ba1	BBB-	NR	Investment Grade
Mead Corp.	36	Ba1	BBB	NR	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
WFMBS 2006-8 A10***	27	Ba1	AA+	CCC	Below Investment Grade
Weyerhaeuser Co.	21	Ba1	BBB-	BB+	Below Investment Grade
CWALT 2005-11CB 2A10***	19	Ba1	AAA	NR	Investment Grade
CHASE 2005 -S3 A10***	19	Baa2	NR	B	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB+	Investment Grade
WFMBS 2006-3 A5***	17	B1	NR	A	Investment Grade
Transamerica Capital II	14	Baa3	BBB	BB	Investment Grade
BankAmerica Instit-A	13	Baa3	B	BB-	Below Investment Grade
Union Carbide Chemicals and Plastic	11	Ba2	BBB-	BBB-	Investment Grade
America West Airlines****	11	Ba3	BBB-	NR	Investment Grade
Keycorp Capital VII	7	Baa2	BB	BBB	Investment Grade
NB Capital Trust 4	6	Baa3	B	BB-	Below Investment Grade
WFMBS 2007-13 A6***	5	NR	AA	B	Investment Grade
Union Carbide Corp.	4	Ba2	BBB-	BBB-	Investment Grade
Regions Financial Corp.	1	Ba1	BBB	BBB+	Investment Grade

Total	$2,255

*	Split-rated securities represented 3.1% of total debt and perpetual securities at amortized cost at September 30, 2009.

**	Perpetual security

***	Collateralized mortgage obligation

****	Separate securities from those reported in the Below-Investment-Grade Securities table from the same issuer

Other-than-temporary Impairment
     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.
Gross Realized Investment Losses
     Gross realized pretax investment losses on debt and perpetual securities, as a result of sales and impairment charges, were as follows:
Three Months Ended September 30, 2009

				Total
	Sales			Gross Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$19	$—	$—	$—
Six months to 12 months	11	—	—	—
Over 12 months	—	—	2	2
Below-investment-grade securities, length of consecutive unrealized loss:
Over 12 months	—	—	364	364

Total	$30	$—	$366	$366

Nine Months Ended September 30, 2009

				Total
	Sales			Gross Realized
(In millions)	Proceeds	Losses	Impairments	Losses

Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$86	$2	—	2
Six months to 12 months	11	—	—	—
Over 12 months	7	—	10	10
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	1	—	10	10
Six months to 12 months	—	—	13	13
Over 12 months	—	—	952	952

Total	$105	$2	$985	$987

     See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

Unrealized Investment Gains and Losses
     The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2009.

	Total	Total	Percent	Gross	Gross
	Amortized	Fair	of Fair	Unrealized	Unrealized
(In millions)	Cost	Value	Value	Gains	Losses

Available-for-sale securities:
Investment-grade securities	$40,155	$39,628	57.8%	$1,752	$2,279
Below-investment-grade securities	5,085	3,739	5.5	217	1,563
Held-to-maturity securities:
Investment-grade securities	26,328	25,150	36.7	563	1,741

Total	$71,568	$68,517	100.0%	$2,532	$5,583

     The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2009.
Aging of Unrealized Losses

					Six Months to Less		12 Months
	Total	Total	Less than Six Months		than 12 Months		or Longer
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$19,814	$2,279	$680	$16	$6,670	$242	$12,464	$2,021
Below- investment- grade securities	4,173	1,563	195	132	1,084	369	2,894	1,062
Held-to-maturity securities:
Investment-grade securities	16,491	1,741	910	30	3,806	91	11,775	1,620

Total	$40,478	$5,583	$1,785	$178	$11,560	$702	$27,133	$4,703

     The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2009.
Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
(In millions)	Cost	Loss	Cost	Loss	Cost	Loss	Cost	Loss

Available-for-sale securities:
Investment-grade securities	$19,814	$2,279	$16,217	$1,222	$3,567	$1,039	$30	$18
Below- investment- grade securities	4,173	1,563	1,124	174	2,074	802	975	587
Held-to-maturity securities:
Investment-grade securities	16,491	1,741	14,905	1,107	1,053	282	533	352

Total	$40,478	$5,583	$32,246	$2,503	$6,694	$2,123	$1,538	$957

     The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2009.

	Credit	Amortized	Fair	Unrealized
(In millions)	Rating	Cost	Value	Loss

Takefuji Corp	BB	$592	$280	$312
Investcorp SA	BB	460	238	222
SLM Corp.	BBB	363	144	219
Morgan Stanley Aces 2008-6*	BBB	200	48	152
Banco Espirito Santo	A	332	199	133
Aiful Corporation	CCC	179	49	130
UPM-Kymmene	BB	344	214	130
CSAV	B	266	141	125
UniCredit S.p.A	A	563	454	109
Nordea Bank**	A	396	297	99

*	CDO security

**	Perpetual security
     Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. See Note 3 of the Notes to the Consolidated Financial Statements for discussion about the investments in the preceding table.
Investment Valuation and Cash
     We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow (DCF) pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of September 30, 2009.

     Cash, cash equivalents and short-term investments totaled $1.8 billion, or 2.5% of total investments and cash, as of September 30, 2009, compared with $.9 billion, or 1.4%, at December 31, 2008. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.
     For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
     The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2009	December 31, 2008	%Change

Aflac Japan	$5,910	$5,644	4.7	%*
Aflac U.S.	2,642	2,593	1.9

Total	$8,552	$8,237	3.8%

*	Aflac Japan’s deferred policy acquisition costs increased 3.8% in yen during the nine months ended September 30, 2009.
     The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by total new annualized premium sales.
Policy Liabilities
     The following table presents policy liabilities by segment.

(In millions)	September 30, 2009	December 31, 2008	%Change

Aflac Japan	$62,522	$59,466	5.1	%*
Aflac U.S.	7,019	6,750	4.0
Other	2	3	—

Total	$69,543	$66,219	5.0%

*	Aflac Japan’s policy liabilities increased 4.2% in yen during the nine months ended September 30, 2009.
     The increase in Aflac Japan’s policy liabilities was primarily the result of the growth and aging of our in-force business.
Notes Payable
     Notes payable totaled $2.2 billion at September 30, 2009, compared with $1.7 billion at December 31, 2008. In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity. In May 2009, we issued $850 million in senior notes that are due in May 2019. Except for our senior notes, our debt is primarily yen-denominated. During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt in the third quarter of 2009. In July 2009, we executed a 10 billion yen loan (approximately $111 million using the September 30, 2009, exchange rate) which is due in July 2015. In August 2009, we executed a 5 billion yen loan (approximately $55 million using the September 30, 2009, exchange rate) which is due in August 2015. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 19.9% as of September 30, 2009, compared with 18.0% at December 31, 2008.

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
Hedging Activities
     Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes payable) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we perform our net investment hedge designation. If the total of our yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income). We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For the second quarter of 2009, we de-designated 678 million yen of our yen-denominated liabilities, which was the amount by which our yen-denominated liabilities exceeded our yen net investment position in Aflac Japan. The 678 million yen was reduced by 600 million yen during the quarter when we extinguished a portion of our outstanding Samurai debt (see Note 5 of the Notes to the Consolidated Financial Statements for more information). We recognized an immaterial loss in net earnings (other income) during the quarter ended June 30, 2009, for the negative foreign exchange effect on the portion of our yen-denominated liabilities that was not designated as a hedge of our net investment in Japan. At the beginning of the third quarter of 2009 when we reassessed our hedge designations, our yen net asset position exceeded our total yen-denominated Samurai and Uridashi notes; therefore, all of these notes were designated as a hedge of our net investment in Aflac Japan, resulting in no impact on net earnings during the third quarter of 2009. Our net investment hedge was effective during the nine-month period ended September 30, 2008; therefore, there was no impact on net earnings during that period.
     We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three- and nine-month periods ended September 30, 2009, and 2008; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no material unconditional purchase obligations that were not recorded on the balance sheet. Additionally, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations.

CAPITAL RESOURCES AND LIQUIDITY
     Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following presents the amounts provided for the nine-month periods ending September 30:
Liquidity Provided by Aflac to Parent Company

(In millions)	2009	2008

Dividends declared or paid by Aflac	$464	$874
Management fees paid by Aflac	81	52

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
Consolidated Cash Flows by Activity

(In millions)	2009	2008

Operating activities	$4,403	$3,648
Investing activities	(3,887)	(3,235)
Financing activities	346	(1,492)
Exchange effect on cash and cash equivalents	1	30

Net change in cash and cash equivalents	$863	$(1,049)

Operating Activities
     In the first nine months of 2009, consolidated cash flow from operations increased 21% compared with the first nine months of 2008. The following table summarizes operating cash flows by source for the nine-month periods ended September 30.
Net Cash Provided by Operating Activities

(In millions)	2009	2008

Aflac Japan	$3,678	$3,020
Aflac U.S. and other operations	725	628

Total	$4,403	$3,648

Investing Activities
     Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.
Net Cash Used by Investing Activities

(In millions)	2009	2008

Aflac Japan	$(3,945)	$(2,766)
Aflac U.S. and other operations	58	(469)

Total	$(3,887)	$(3,235)

     Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 10% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the nine-month period ended September 30, 2009, compared with approximately 2% during the same period a year ago. The increase in dispositions before maturity was due to bond swaps that were executed in the first quarter of 2009 to take advantage of tax loss carryforwards from previously incurred investment losses.
Financing Activities
     Consolidated cash provided by financing activities was $346 million in the first nine months of 2009, compared with $1.5 billion used by financing activities for the same period of 2008. In April 2009, we used internally generated cash flow to pay off our $450 million senior notes and to settle the related cross-currency, interest rate swaps that were used to convert the original dollar-denominated debt obligation into yen. In May 2009, we issued $850 million in senior notes that are due in May 2019. In July 2009, we executed a 10 billion yen loan (approximately $111 million using the September 30, 2009, exchange rate) that is due in July 2015. In August 2009, we executed a 5 billion yen loan (approximately $55 million using the September 30, 2009, exchange rate) that is due in August 2015. Cash returned to shareholders through dividends was $393 million during the first nine months of 2009, compared with cash returned to shareholders through dividends and treasury stock purchases of $1.1 billion for the same period a year ago.

     During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt during the third quarter of 2009.
     We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at September 30, 2009.
     The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2009	2008

Treasury stock purchases	$4	$805

Number of shares purchased:
Open market	—	12,500
Other	141	114

Total shares purchased	141	12,614

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2009	2008

Stock issued from treasury	$6	$26

Number of shares issued	610	1,479

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
     In the third quarter of 2008, we entered into an agreement for a share repurchase program with Goldman, Sachs & Co. (GS&Co.). Under the agreement, which had an original termination date of February 18, 2009, we paid $825 million to GS&Co. for the repurchase of a variable number of shares of our outstanding common stock over the stated contract period. The repurchase was funded with internal capital. As of September 30, 2008, the $825 million remitted to GS&Co. under the agreement was reflected as a reduction to additional paid-in capital pending receipt of treasury shares purchased in connection with the agreement. On October 2, 2008, due to market conditions, we took early delivery of 10.7 million shares, which we held in treasury, at a total purchase price of $683 million, or $63.87 per share. We also received unused funds of $142 million from GS&Co.
     As of September 30, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares available for purchase were comprised of 2.4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares from a board authorization in 2008. It is unlikely that we will purchase any shares of our common stock during 2009.
     Cash dividends paid to shareholders in the first nine months of 2009 of $.84 per share increased 16.7% over the same period of 2008. The following table presents the sources of dividends to shareholders for the nine-month periods ended September 30.

(In millions)	2009	2008

Dividends paid in cash	$393	$327
Dividends through issuance of treasury shares	—	15

Total dividends to shareholders	$393	$342

     In October 2009, the board of directors declared the fourth quarter cash dividend of $.28 per share. The dividend is payable on December 1, 2009, to shareholders of record at the close of business on November 18, 2009.
Regulatory Restrictions
     Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was approximately 405% as of September 30, 2009. Our RBC ratio remains high and reflects a strong capital and surplus position.
     In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of September 30, 2009, Aflac Japan’s solvency margin ratio significantly exceeded regulatory minimums.
     Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2009	2008

Aflac Japan management fees paid to Parent Company	$20	$20
Expenses allocated to Aflac Japan	28	28
Aflac Japan profit remittances to Aflac U.S. in dollars	—	598

Aflac Japan profit remittances to Aflac U.S. in yen	—	64.1

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
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of 2009, we repurchased shares of Aflac common stock as follows:

			Total
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs

July 1 - July 31	—	$—	—	32,370,254
August 1 - August 31	2,593	40.93	—	32,370,254
September 1 - September 30	520	38.15	—	32,370,254

Total	3,113 **	$40.47	—	32,370,254 *

*	The total remaining shares available for purchase at September 30, 2009, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

**	During the third quarter of 2009, 3,113 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6. Exhibits.
(a) Exhibit Index:

3.0	-	Articles of Incorporation, as amended — incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended — incorporated by reference from 2008 Form 10-K, Exhibit 3.1 (File No. 001-07434).
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee — incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) — incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 — incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 — incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 — incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan — incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7	-	Aflac Incorporated Sales Incentive Plan — incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 — incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.9	-	Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 — incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 — incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 — incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.27	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.28	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 — incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.29	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.30	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.31	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.32	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.33	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 — incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.34	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 — incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.35	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 — incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 6, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 6, 2009, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 6, 2009, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 6, 2009	/s/ Kriss Cloninger III

(Kriss Cloninger III)
President, Chief Financial Officer,
Treasurer and Director

November 6, 2009	/s/ Ralph A. Rogers, Jr.

(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services;
Chief Accounting Officer