Form 10-K
period 2009-12-31
AFLAC INC
filed 2010-02-26
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was $14,288,970,560.

The number of shares of the registrant’s Common Stock outstanding at February 22, 2010, with $.10 par value, was 469,135,203.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 3, 2010, is incorporated by reference into Part III hereof.

Aflac Incorporated

Annual Report on Form 10-K

For the Year Ended December 31, 2009

i

PART I

ITEM 1.	BUSINESS

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

General Description

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered through its subsidiary, American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

During 2009, the Parent Company purchased Continental American Insurance Group, Inc., which includes its wholly-owned subsidiary, CAIC. CAIC, headquartered in Columbia, South Carolina, equips Aflac U.S. with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite.

We believe Aflac is the world’s leading underwriter of individually issued policies marketed at worksites. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells supplemental insurance products, including accident/disability plans, cancer plans, short-term disability plans, sickness and hospital indemnity plans, hospital intensive care plans, fixed-benefit dental plans, vision care plans, long-term care plans, and life insurance products.

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 73% of the Company’s total revenues in 2009, 72% in 2008 and 71% in 2007. The percentage of the Company’s total assets attributable to Aflac Japan was 85% at December 31, 2009, and 87% at December 31, 2008. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements in this report.

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

Insurance Premiums

The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $16.6 billion in 2009, $14.9 billion in 2008, and $13.0 billion in 2007. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2009	2008	2007
Annualized premiums in force, beginning of year	$17,550	$14,370	$13,195
New sales, including conversions	2,763	2,666	2,532
Change in unprocessed new sales	(92)	(100)	(78)
Premiums lapsed and surrendered	(2,207)	(1,969)	(1,715)
Other	120	32	30
Foreign currency translation adjustment	(144)	2,551	406

Annualized premiums in force, end of year	$17,990	$17,550	$14,370

Insurance – Japan

We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2009	2008	2007	2009	2008	2007
Annualized premiums in force, beginning of year	$12,761	$9,860	$9,094	1,162	1,126	1,083
New sales, including conversions	1,310	1,115	974	122	115	115
Change in unprocessed new sales	(92)	(100)	(78)	(9)	(10)	(9)
Premiums lapsed and surrendered	(737)	(593)	(472)	(69)	(61)	(56)
Other	(64)	(72)	(64)	(6)	(8)	(7)
Foreign currency translation adjustment	(144)	2,551	406	—	—	—

Annualized premiums in force, end of year	$13,034	$12,761	$9,860	1,200	1,162	1,126

For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan section of MD&A in this report.

Insurance – U.S.

The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2009	2008	2007
Annualized premiums in force, beginning of year	$4,789	$4,510	$4,101
New sales, including conversions	1,453	1,551	1,558
Premiums lapsed	(1,471)	(1,376)	(1,243)
Other	185	104	94

Annualized premiums in force, end of year	$4,956	$4,789	$4,510

For further information regarding Aflac’s U.S. financial results and sales, see the Aflac U.S. section of MD&A in this report.

Insurance Products – Japan

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

Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings that appeal to specific types of Japanese consumers. In August 2009, we introduced a new generation of our popular EVER product, the most notable changes being an enhanced surgical benefit and gender-specific premium rates. We believe that there is an attractive market for this type of medical product in Japan. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. In September 2007, we introduced a new product called Cancer Forte. This was the first major revision we have made to our cancer product offerings since 2001. Responding to requests for enhanced outpatient coverage for cancer treatment, Cancer Forte pays outpatient benefits for 60 days, compared with 30 days for our previous plans. It also incorporates two new features. First, if a policyholder is diagnosed with cancer for the first time, we pay that policyholder an annuity from the second year through the fifth year after diagnosis. This is in addition to the traditional upfront first-occurrence benefit. The second new benefit is called “Premier Support,” where Aflac arranges for a third party to provide policyholders with counseling and doctor referral services upon their cancer diagnosis. For consumers who had the earlier cancer insurance product, we introduced a special bridge policy in 2008 that allows existing policyholders to upgrade their coverage to that of Cancer Forte.

Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. In March 2009, we introduced a new child endowment product, which offers a death benefit until the child reaches age 18. It also pays a lump-sum benefit at the time of the child’s entry into high school, as well as an educational annuity for each of the four years during his or her college education.

We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan section of MD&A in this report.

Insurance Products – U.S.

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

Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are not covered by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed; a fixed amount for each day an insured is hospitalized for cancer treatment; fixed amounts for radiation, chemotherapy and surgery; and a wellness benefit applicable toward certain diagnostic tests. Our Maximum Difference® cancer plan incorporates coverage for medical advances in cancer prevention, diagnosis, treatment and the many new ways cancer patients may now receive their care. Maximum Difference allows customization of coverage to fit varying needs and budgets.

In 2009, we launched Essentials Accident and Essentials Maximum Difference® cancer plans. These new products have lower benefit and premium levels than the core versions of these products. In the short term, we believe these products are better suited to the current economy and in the long run, they will give consumers more choices.

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

Aflac U.S. offers term and whole life policies sold through payroll deduction at the worksite and various term and whole life policies on a direct basis. Our newest life insurance product line, Life Protector Series, offers term policies with varying duration options and a new whole life policy with additional benefits, including an increased face value option. These revisions greatly enhanced the product category and contributed to its success in the marketplace.

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

Distribution – Japan

The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 55% of total new annualized premium sales in both 2009 and 2008 and 56% in 2007. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites, including 89% of the companies listed on the Tokyo Stock Exchange. Affiliated corporate agencies contributed 35% of total new annualized premium sales in 2009, compared with 36% in both 2008 and 2007. During 2009, we recruited approximately 4,600 new sales agencies. As of December 31, 2009, Aflac Japan was represented by more than 19,600 sales agencies, with more than 110,500 licensed sales associates employed by those agencies at such date. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and strong brand image.

We continue to reach consumers through our strategic marketing alliance with Dai-ichi Mutual Life Insurance Company (Dai-ichi Life). We believe our alliance has been one of the most successful partnerships in the insurance industry since it was first launched in 2001. In 2009, Dai-ichi Life sold more than 122,000 of our market-leading cancer policies, compared with 190,000 policies in 2008 and 244,000 policies in 2007. Dai-ichi Life contributed 4% of our total new annualized premium sales in 2009, compared with 7% in 2008 and 8% in 2007.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell supplemental health insurance products to their customers. By the end of 2009, we had agreements with 353 banks to sell our products. We have significantly more selling agreements with banks than any of our competitors. We believe our longstanding and strong relationships with the banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our products.

For additional information on Aflac Japan’s distribution, see the Aflac Japan section of MD&A in this report.

Distribution – U.S.

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

We concentrate on marketing our products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, our policies have been individual which means that our policies are individually underwritten and premiums are generally paid by the employee. Additionally, Aflac’s individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With the beginning of our brokerage sales expansion and the purchase of CAIC, we are now able to offer group voluntary benefit products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract. Worksite marketing enables a sales associate to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business. With total new payroll accounts rising 10.6% in 2009, we believe that we have provided a solid foundation for future sales when the U.S. economy recovers.

During the past several years, we have enhanced and increased the size of our distribution system. We recruited more than 28,400 new sales associates in 2009. At December 31, 2009, Aflac was represented by more than 75,300 licensed sales associates, a 1.2% increase over 2008. However, increasing our sales force means more than just recruiting people. We focus on growing the number of average weekly producers, which measures high-quality, consistent, capable producers who make solid, consistent contributions to sales. New average weekly producers, or those who are in their first year, increased 6.2% for 2009.

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

In addition to training sales associates, we extend our training initiatives to both new and veteran sales force management. Sales associates who exhibit leadership potential are invited to participate in our national Coordinator in Training (CIT) program. The CIT program concentrates on developing potential leaders’ skills so they have a better chance to succeed as a district sales coordinator, the first level of Aflac’s sales force management. For district, regional, and state sales coordinators (listed in order from first level to highest level of sales management), we have refined and expanded the use of leadership development programs. We believe our efforts to increase the size and capability of our field force will translate into a higher proportion of successful producing sales associates in the future.

In addition to our established training programs, we conduct an annual Aflac National Training Day, which is available to all levels of our field force. Objectives of this training day have recently included topics such as: (1) conveying to our sales force how a weak economy enhances the need for our products and training them on how to better sell in the current economic environment, (2) providing training and support for new product initiatives and (3) developing associates’ skills in achieving enrollment conditions necessary to succeed in economic environments with lagging consumer confidence.

In July 2009, we introduced Success Trax, which is a tool that benefits all levels of our sales force. At the sales associate level, this technology helps streamline information about their contacts, presentations, sales, referrals, and enrollments. At the sales coordinator level, it allows sales management to track the activities, progress, strengths, and weaknesses of those who report to them so they may proactively coach agents on their team and address any emerging issues or need for improvement.

In the first quarter of 2009, we implemented our new Aflac for BrokersSM initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. Over 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

Furthering our initiatives in the broker arena, we acquired CAIC in the fourth quarter of 2009. This acquisition equips us with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. Expanding our product portfolio with group products also greatly enhances the sales opportunities for our traditional sales force of individual associates.

For additional information on Aflac’s U.S. distribution, see the Aflac U.S. section of MD&A in this report.

Competition – Japan

In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest insurer in Japan in terms of individual policies in force. As of December 31, 2009, we exceeded 20 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with 14 million cancer policies in force as of December 31, 2009. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2009. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution – Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers. Aflac Japan continued to be the number one seller of stand-alone medical insurance in the life insurance industry in terms of policy sales in 2009.

Competition – U.S.

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

Investments and Investment Results

Net investment income was $2.8 billion in 2009, $2.6 billion in 2008 and $2.3 billion in 2007. The growth of net investment income during the last three years has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years.

Investments – Japan

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($65.3 billion in 2009 and $62.9 billion in 2008) as of December 31.

Composition of Portfolio by Sector

	2009	2008
Debt and perpetual securities, at amortized cost:
Banks/financial institutions*	37.9%	41.5%
Government and agencies	18.3	18.2
Municipalities	.6	.1
Public utilities	12.3	10.6
Collateralized debt obligations	.5	1.1
Sovereign and supranational	8.1	7.4
Mortgage- and asset-backed securities	1.6	1.5
Other corporate**	19.7	18.8

Total debt and perpetual securities	99.0	99.2
Equity securities and other	.1	.1
Cash and cash equivalents	.9	.7

Total investments and cash	100.0%	100.0%

*	Includes 10.8% and 13.4% of perpetual securities at December 31, 2009 and 2008, respectively
**	Includes .4% and .5% of perpetual securities at December 31, 2009 and 2008, respectively

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

Yen-denominated debt and perpetual securities accounted for 94% of Aflac Japan’s total debt and perpetual securities at December 31, 2009, and 2008, at amortized cost.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments at aggregate acquisition cost of approximately 955.6 billion yen in 2009 (approximately $10.1 billion), 689.0 billion yen in 2008 (approximately $6.8 billion), and 699.1 billion yen in 2007 (approximately $6.0 billion). During the three-year period ended December 31, 2009, there were no purchases of perpetual securities, and equity security purchases were immaterial. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2009	2008	2007
Debt security purchases, at cost:
Banks/financial institutions	4.6%	25.5%	35.3%
Government and agencies	49.3	13.8	24.4
Municipalities	3.3	—	—
Public utilities	14.4	23.5	8.6
Collateralized debt obligations	—	4.7	4.6
Sovereign and supranational	11.2	—	3.0
Mortgage- and asset-backed securities	1.9	6.1	2.2
Other corporate	15.3	26.4	21.9

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities. In 2009, Aflac Japan increased its purchases of securities in the government and agencies sector because of our view of their relative value. A significant portion of the increased percentage of purchases of those securities was due to a bond-swap program that we executed in 2009 to generate investment gains to take advantage of tax loss carryforwards.

The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2009	2008	2007
AAA	7.9%	9.1%	18.0%
AA	62.9	41.1	48.5
A	28.5	41.9	29.6
BBB	.7	7.9	3.9

Total	100.0%	100.0%	100.0%

The increase in the percentage of debt securities purchased in the AA rated category during 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. In 2007, the increased percentage of debt securities purchased in the AAA rated category primarily reflected the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	3.2%	3.3%	5.2%	5.3%
AA	37.2	38.5	42.8	44.9
A	38.9	38.9	32.9	32.0
BBB	14.1	13.7	17.2	16.6
BB or lower	6.6	5.6	1.9	1.2

Total	100.0%	100.0%	100.0%	100.0%

During 2009, Aflac Japan experienced an overall decrease in its holdings of AA rated securities due to downgrades of certain securities offset partially by purchases within that category. Aflac Japan’s A rated securities increased due to purchases and downgrades of higher rated securities. Aflac Japan’s BB or lower rated securities increased due to the downgrade of higher rated securities during 2009.

Investments – U.S.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($8.4 billion in 2009 and $7.3 billion in 2008) as of December 31.

Composition of Portfolio by Sector

	2009	2008
Debt and perpetual securities, at amortized cost:
Banks/financial institutions*	26.0%	34.4%
U.S. government and agencies	2.0	2.7
Municipalities	4.9	1.1
Public utilities	12.5	12.7
Collateralized debt obligations	2.4	3.1
Sovereign and supranational	2.0	2.9
Mortgage- and asset-backed securities	3.0	5.0
Other corporate	32.6	35.2

Total debt and perpetual securities	85.4	97.1
Cash and cash equivalents	14.6	2.9

Total investments and cash	100.0%	100.0%

*	Includes 2.8% and 4.4% of perpetual securities at December 31, 2009 and 2008, respectively.

Larger cash balances were held for specific corporate purposes in 2009 and for reserve due to the uncertainty and lack of liquidity in the market. The cash balances are in the process of being invested as market conditions improve. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk section of MD&A for more information regarding the sector concentrations of our investments.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.0 billion in 2009, $1.1 billion in 2008 and $1.0 billion in 2007. We purchased no perpetual or equity securities during the three-year period ended December 31, 2009. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2009	2008	2007
Debt security purchases, at cost:
Banks/financial institutions	12.5%	15.6%	18.8%
Government and agencies	—	—	1.0
Municipalities	33.0	—	2.5
Public utilities	10.1	23.9	3.1
Collateralized debt obligations	—	18.7	5.0
Sovereign and supranational	.7	—	2.9
Mortgage- and asset-backed securities	3.0	13.3	12.8
Other corporate	40.7	28.5	53.9

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities. During 2008, Aflac U.S. used the proceeds from the issuance of $200 million of variable interest rate funding agreements to third party investors to purchase a corresponding amount of variable interest rate CDOs. These CDOs were purchased exclusively to support our obligation under the funding agreements. As a result of this transaction, CDO purchases were higher in 2008 compared with 2009 and 2007.

The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2009	2008	2007
AAA	4.9%	14.4%	20.5%
AA	17.8	6.9	18.7
A	61.4	42.4	33.2
BBB	15.9	36.3	27.6

Total	100.0%	100.0%	100.0%

The increase in the percentage of debt securities purchased in the AA and A rated categories during 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	4.2%	4.2%	9.7%	10.1%
AA	11.3	12.0	13.2	15.7
A	45.8	47.6	44.8	45.5
BBB	29.1	29.0	30.7	27.6
BB or lower	9.6	7.2	1.6	1.1

Total	100.0%	100.0%	100.0%	100.0%

During 2009, Aflac U.S. experienced a decrease in its holdings of AAA rated securities due to a decrease in purchases in that category combined with downgrades of certain securities. Aflac U.S. BB or lower rated securities increased due to the downgrade of higher rated securities during 2009.

For additional information on the composition of our investment portfolios and investment results, see the Analysis of Financial Condition section in MD&A and Notes 3 and 4 of the Notes to the Consolidated Financial Statements in this report.

Regulation – Japan

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

(In millions)	2009	2008
Aflac Japan net assets on GAAP basis	$6,728	$5,884
Elimination of deferred policy acquisition cost asset	(5,846)	(5,643)
Adjustment to income tax liabilities	2,649	2,146
Adjustment to policy liabilities	(2,786)	(1,858)
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	1,571	1,510
Elimination of policyholder protection corporation liability	128	160
Reduction in premiums receivable	(90)	(82)
Other, net	(438)	(136)

Aflac Japan net assets on Japanese regulatory accounting basis	$1,916	$1,981

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2009, Aflac Japan’s solvency margin ratio was 885.5%, which significantly exceeds regulatory minimums. The FSA has issued a proposal to revise the current method of calculating the solvency margin ratio. The FSA intends to apply the revised method to life insurance companies for the fiscal year-end 2011 (March 31, 2012) and require the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011). The FSA expects the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method.

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

As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see Regulation – U.S.). For additional information regarding Aflac Japan’s operations and regulations, see the Aflac Japan section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.

Regulation – U.S.

The Parent Company and its insurance subsidiaries, Aflac (a Nebraska-domiciled insurance company), American Family Life Assurance Company of New York (Aflac New York, a New York-domiciled insurance company) and CAIC (a South Carolina-domiciled insurance company) are subject to state regulations in the United States as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries, and material transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

Like all U.S. insurance companies, Aflac is subject to regulation and supervision in the jurisdictions in which it does business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things:

—	granting and revoking licenses to transact business

—	regulating trade and claims practices

—	licensing of insurance agents and brokers

—	approval of policy forms and premium rates

—	standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements

—	capital requirements

—	limitations on dividends to shareholders

—	the nature of and limitations on investments

—	deposits of securities for the benefit of policyholders

—	filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities

—	periodic examinations of the market conduct, financial, and other affairs of insurance companies

The insurance laws of Nebraska that govern Aflac’s activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company’s other insurance subsidiaries, Aflac New York and CAIC.

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

The levels are company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2009, based on year-end statutory accounting results, Aflac’s company action level RBC ratio was 479%.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. Various forms of federal oversight and possible regulation of insurance have been proposed in Congress. These proposals include the Wall Street Reform and Consumer Protection Act, which would establish the “Federal Insurance Office” within the Department of Treasury to monitor the insurance industry, identify gaps in regulation of insurance that could contribute to a systemic crisis, and identify an insurer that should be subject to stricter standards. Other proposals are pending in Congress that would permit an optional federal charter for insurers. The Obama administration has indicated that enactment of financial services reform is a legislative priority in 2010. Accordingly, it is possible that legislation to create federal oversight of insurance through an office in the Department of Treasury may be enacted, however, the chance of enactment of a federal insurance charter, while possible, appears to be less likely.

In addition, U.S. Congressional leaders and the Obama administration have expressed their commitment to enacting major health reform legislation, and both the House and the Senate have adopted their versions of a health care reform bill. While it is not possible to predict with certainty what provisions may be in any final legislation, it is likely that such legislation, if adopted, will include major changes to the U.S. health care insurance marketplace. Some of the proposals currently under discussion address individual and employer mandates, health insurance exchanges, coverage and exclusions, and medical loss ratios. The legislation also may include changes in government reimbursements and subsidies for individuals and employers and alter federal and state regulation of health insurers. Given the substantial differences between the legislation passed by the House and Senate, the ongoing negotiations to reconcile the legislation and the fact that some key provisions will be general in nature and subject to future regulatory interpretation, it is not possible to predict with any degree of certainty what effect any legislation and future regulation, if adopted, will have on the Company’s U.S. business, financial condition, or results of operations. However, Japan has had a national health care system for many years, and Aflac Japan has successfully operated in such a regulated environment.

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. section of MD&A and Notes 2 and 11 of the Notes to the Consolidated Financial Statements in this report.

Employees

As of December 31, 2009, Aflac Japan had 3,946 employees and Aflac U.S. had 4,111 employees. We consider our employee relations to be excellent.

Other Operations

Our other operations include the Parent Company and a printing subsidiary. These operations had 292 employees as of December 31, 2009. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations section of MD&A.

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

Difficult conditions in global capital markets and the economy may have a material adverse effect on our investments, capital position, revenue, profitability, and liquidity and harm our business, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in the United States, Japan and elsewhere. As widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption since the latter part of 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, energy costs and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence, increased unemployment, and the impact of the economy on businesses, in particular, have precipitated an economic slowdown and fears of a sustained recession.

In addition, the fixed-income markets have continued to experience volatility, which has negatively impacted market liquidity conditions and increased the risk that issuers, or guarantors, of fixed maturity securities will default on principal and interest payments. This volatility has negatively impacted a broad range of mortgage- and asset-backed and other fixed income securities, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income securities has continued to experience decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and trade. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with financial institutions being particularly affected. These factors may have an adverse effect on our capital position, in part because we hold in our investment portfolio a significant amount of fixed maturity and perpetual securities, including a large portion issued by banks and financial institutions. Our revenues may decline in such circumstances and our profit margins may erode.

We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit ratings, as well as the possibility that lenders or debt investors may develop a negative perception of us if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally, or on us specifically, is difficult to determine at this time.

In response to the financial crises affecting the banking system and financial markets and concern about financial institutions’ viability, numerous regulatory and governmental actions have been taken or proposed. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received capital both in the form of emergency loans and direct Treasury equity investments. In addition, on February 13, 2009, the U.S. Congress passed a $787 billion economic stimulus plan. Within the United Kingdom and Euro-zone, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken, including certain institutions that are obligors of the perpetual securities in our investment portfolio.

There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.

We are subject to the risk that the issuers, guarantors, or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including collateralized debt obligations (CDOs) and mortgage-backed securities, may default on principal and interest payments, causing an adverse change in cash flows from our investment portfolio. The credit rating agencies have been reviewing and modifying their rating criteria for perpetual securities. As a result, many of these securities have been downgraded and may experience further downgrades. While we are not currently required to recognize losses on these securities in light of our intent to not sell them prior to their anticipated recovery in fair value, we may in the future be required to do so. If we determine to reposition or realign portions of our investment portfolio so as not to hold certain securities in an unrealized loss position to recovery, we will incur a charge against net income for the unrealized loss in the period that the decision was made not to hold the security to recovery.

In addition to our credit exposure to various obligors and counterparties, we are also exposed to credit spreads, primarily relating to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of our fixed maturity investment portfolio and if issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairment charges. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility has made it difficult to value certain of our securities, such as our perpetual securities, and our investments in CDOs, qualified special purpose entities and variable interest entities, as trading of such securities has become less frequent. As such, our valuations of such securities may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations and financial condition. Ongoing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. and global economy, and rating agency downgrades of various structured products and financial issuers.

For more information regarding credit risk, see the Market Risks of Financial Instruments – Credit Risk section of MD&A in this Form 10-K.

The impairment of other financial institutions could adversely affect us.

We have exposure to and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and other institutions. Additionally, our highest concentration in our investment portfolio is in banks and financial institutions. Many of these transactions expose us to credit risk in the event of default of the obligor or the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the loan. Any losses or impairments to the carrying value of these assets may materially and adversely impact our business and results of operations. We have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2009, we had agreements with 353 banks to market Aflac’s products in Japan. In addition, in 2009, Dai-ichi Mutual Life sold more than 122,000 of our cancer policies under a strategic alliance that we have with Dai-ichi. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.

We are subject to certain risks as a result of our investments in perpetual securities.

We maintain investments in perpetual securities, which have no stated maturity. As of December 31, 2009, we held $7.6 billion of perpetual securities, which represented 10.5% of our total debt and perpetual securities, at amortized cost. Our holdings of perpetual securities are in the following geographic areas: Europe, excluding the United Kingdom (68%); the United Kingdom (14%); Japan (14%); and Australia (4%).

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

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder’s intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security’s market value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder’s intent and ability to hold the security until recovery in value. If the Financial Accounting Standards Board (FASB) should decide that the appropriate model for determining impairments is the equity model, we would be required to recognize some portion of the unrealized losses now reported directly through equity as a charge against net income. Although this change would not affect total shareholders’ equity as the unrealized loss is already recorded in shareholders’ equity, it would reduce net income in the period the change occurred and in future periods. Statutory accounting principles account for these securities using the debt model. Additionally, these securities are carried at amortized cost for statutory reporting purposes, with the exception of any securities that are assigned the lowest NAIC rating (i.e. NAIC 6) or are determined to be impaired, i.e. the issuer will not be able to pay interest and principal as contractually due. Should the statutory accounting requirements change regarding the method of recognizing impairments or the values at which the securities should be carried in the financial statements, it could adversely affect our statutory capital, depending upon the changes adopted.

The valuation of our investments includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.

The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, relate to our investment securities classified as securities available for sale in our investment portfolio, which comprised $44.1 billion (60%) of our total cash and invested assets at December 31, 2009. In accordance with GAAP, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

At December 31, 2009, approximately 23%, 65% and 12% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively. Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

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

For further discussion on investment valuation, see Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.

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

An investment in a fixed maturity or a perpetual security is impaired if its fair value falls below its book value. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, no impairment is taken. However, for our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at market value in the statement of financial condition and record the decline or appreciation as an unrealized loss or gain in accumulated other comprehensive income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value and record a realized loss in our consolidated statements of earnings. The determination of whether an impairment is other than temporary is subjective and involves considerable judgment and consideration of various factors and circumstances. The more significant factors include:

—	issuer financial condition, including profitability and cash flows

—	credit status of the issuer

—	the issuer’s specific and general competitive environment

—	published reports

—	general economic environment

—	regulatory and legislative environment

—	the severity of the decline in fair value

—	the length of time the fair value is below cost

—	other factors as may become available from time to time

Another factor we consider in determining whether a decline in value is other than temporary is an evaluation of our intent and/or need to sell the investment prior to its anticipated recovery in fair value. We perform ongoing analyses of our liquidity needs, which include cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flows from operations have been substantial over the last three years, growing from $4.7 billion in 2007 to $5.0 billion in 2008 and to $6.2 billion in 2009.

Lack of availability of acceptable yen-denominated investments could adversely affect our profits.

We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2009, the average duration of Aflac Japan’s policy liabilities was approximately 14 years and the average duration of its yen-denominated debt and perpetual securities was approximately 12 years. The duration of the perpetual securities is based upon their economic maturity dates. Since the securities have no fixed maturity date, there is no assurance that the securities will be repaid on the dates assumed. When the principal of our debt securities or perpetual securities is repaid, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. Our net investment income has been negatively affected by the low level of investment yields in Japan in the last three years.

The concentration of our investment portfolios in any particular sector of the economy may have an adverse effect on our financial position or results of operations.

The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At December 31, 2009, approximately 38% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector.

Our concentration of business in Japan poses risks to our operations.

Our operations in Japan, including realized gains and losses on the Japan investment portfolio, accounted for 73%, 72% and 71% of our total revenues for 2009, 2008 and 2007, respectively. The Japanese operations accounted for 85% of our total assets at December 31, 2009, compared with 87% at December 31, 2008. The Bank of Japan’s January 2010 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic conditions have improved due to various policy measures taken in Japan and abroad. Exports and production have been increasing, and private consumption is increasing despite the depressed employment and income situation. The report projected that Japan’s economic conditions are expected to continue to improve at a moderate pace. A potential deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition.

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

Interest Rate Risk

We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced in Japan and the United States during recent years, have reduced the level of investment income earned by the Company. Slower investment income growth will occur if a low-interest-rate environment persists. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A rise in interest rates would improve our ability to earn higher rates of return on funds that we reinvest. Conversely, a decline in interest rates would impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

We also have an exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. A rise in interest rates would increase the net unrealized loss position of our debt and perpetual securities. Conversely, a decline in interest rates would decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or cause the issuers of these securities to default, both of which would result in our having to recognize such gains or losses.

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

For more information regarding foreign currency and interest rate risk, see the Currency Risk and Interest Rate Risk sections within the Market Risks of Financial Instruments section in this Form 10-K.

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

The Parent Company is a holding company and has no direct operations or significant assets other than the stock of its subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our debt service and other obligations and to pay dividends on our common stock. Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. In addition, the FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders.

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

Extensive regulation and changes in legislation can impact profitability and growth.

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

The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

—	standards of establishing and setting premium rates and the approval thereof

—	standards of minimum capital requirements and solvency margins, including risk-based capital measures

—	restrictions on, limitations on and required approval of certain transactions between our insurance subsidiaries and their affiliates, including management fee arrangements

—	restrictions on the nature, quality and concentration of investments

—	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations

—	limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated

—	the existence and licensing status of a company under circumstances where it is not writing new or renewal business

—	certain required methods of accounting

—	reserves for unearned premiums, losses and other purposes

—

assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies

—	administrative practices requirements

—	imposition of fines and other sanctions

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on our financial condition and results of operations.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. Various forms of federal oversight and possible regulation of insurance have been proposed in Congress. These proposals include the Wall Street Reform and Consumer Protection Act, which would establish the “Federal Insurance Office” within the Department of Treasury to monitor the insurance industry, identify gaps in regulation of insurance that could contribute to a systemic crisis, and identify an insurer that should be subject to stricter standards. Other proposals are pending in Congress that would permit an optional federal charter for insurers. The Obama administration has indicated that enactment of financial services reform is a legislative priority in 2010. Accordingly, it is possible that legislation to create federal oversight of insurance through an office in the Department of Treasury may be enacted, however, the chance of enactment of a federal insurance charter, while possible, appears to be less likely.

In addition, U.S. Congressional leaders and the Obama administration have expressed their commitment to enacting major health reform legislation, and both the House and the Senate have adopted their versions of a health care reform bill. While it is not possible to predict with certainty what provisions may be in any final legislation, it is likely that such legislation, if adopted, will include major changes to the U.S. health care insurance marketplace. Some of the proposals currently under discussion address individual and employer mandates, health insurance exchanges, coverage and exclusions, and medical loss ratios. The legislation also may include changes in government reimbursements and subsidies for individuals and employers and alter federal and state regulation of health insurers. Given the substantial differences between the legislation passed by the House and Senate, the ongoing negotiations to reconcile the legislation and the fact that some key provisions will be general in nature and subject to future regulatory action, it is not possible to predict with any degree of certainty what effect any legislation and future regulation, if adopted, will have on the Company’s U.S. business, financial condition, or results of operations.

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

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis, Nationally Recognized Statistical Rating Organizations (NRSROs) review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer’s control. Aflac currently maintains a Standard & Poor’s (S&P) financial strength rating of AA-, a Moody’s Investors Service (Moody’s) financial strength rating of Aa2 (Excellent), an A.M. Best Company, Inc. (A.M. Best) financial strength rating of A+ (Superior), and an R&I insurance claims paying ability rating of AA-. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured.

In addition to financial strength ratings, various NRSROs also publish debt ratings for us. These ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets. Currently, our senior debt, Samurai notes and Uridashi notes are rated A- by S&P, A2 by Moody’s and A by R&I. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets and potentially increasing the cost of debt.

S&P, Moody’s, and A.M. Best have a negative credit outlook for the U.S. life insurance sector due to, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

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

In February 2010, the SEC issued a statement that it continues to encourage the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS) in order to narrow the differences between the two sets of standards. The SEC also directed its staff to execute a Work Plan, the results of which will aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this Work Plan will be consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. By 2011, assuming completion of these convergence projects and the staff’s Work Plan, the SEC will decide whether to incorporate IFRS into the U.S. financial reporting system, and if so, when and how. If the SEC determines in 2011 to incorporate IFRS into the U.S. financial reporting system, the first time that U.S. companies would report under such a system would be no earlier than 2015. For the insurance industry, key components of the convergence between U. S.

GAAP and IFRS have yet to be clarified. We are monitoring these developments closely. The adoption of IFRS could significantly alter the presentation of our financial position and results of operations in our financial statements.

See Note 1 of the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of recent changes in accounting standards that are pending adoption.

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

We would be adversely affected if we fail to adequately plan for succession of our senior management and other key executives. While we have succession plans and employment arrangements with certain key executives, these cannot guarantee that the services of these executives will be available to us, and our operations could be adversely affected if they are not.

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

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

—	any requirement to restate financial results in the event of inappropriate application of accounting principles

—	failure of our processes to prevent and detect unethical conduct of employees

—	a significant failure of internal controls over financial reporting

—	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements

—	failure of corporate governance policies and procedures

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support and information technology functions for our U.S. operations. Aflac also owns land and office buildings in Columbia, South Carolina, which house our CAIC subsidiary. Aflac leases additional administrative office space in Georgia, New York, and Nebraska.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders for a vote during the quarter ended December 31, 2009.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION*	AGE

Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac, until January 2007	58

Paul S. Amos II	President, Aflac, since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, from January 2005 until January 2007	34

Yuji Arai	Senior Vice President, Principal Financial Officer, Aflac Japan, since January 2005; Vice President, Financial Division, Aflac Japan, until January 2005; Vice President, Investments and Investment Analysis, Aflac Japan, until January 2005	47

Koji Ariyoshi	First Senior Vice President, Director of Marketing and Sales, Aflac Japan, since January 2010; Senior Vice President, Deputy Director of Marketing and Sales, until January 2010; Executive Director, AXA Life Insurance Company Ltd., until October 2008	56

Susan R. Blanck	First Senior Vice President, Aflac Japan, since June 2008; Senior Vice President, Corporate Actuary, Aflac, since January 2006; Senior Vice President, Deputy Corporate Actuary, Aflac, until January 2006	43

Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	62

Martin A. Durant III	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since June 2008; Senior Vice President, Corporate Finance, Aflac Incorporated, from July 2006 to June 2008; Senior Vice President, Treasurer and Chief Financial Officer, Carmike Cinemas, Inc., until March 2006	61

Jun Isonaka	Senior Vice President, Deputy Chief Administrative Officer, Aflac Japan, since January 2009; Senior Vice President, Sales, Aflac Japan, from January 2007 until January 2009; Vice President, Contact Center, Aflac Japan, from January 2006 until January 2007; Vice President, Territory Director, Northeast Territory, Aflac Japan, from January 2005 until January 2006; Vice President, Customer Service Division, Information Division and Operations Division, Aflac Japan, until January 2005	52

Kenneth S. Janke Jr.	Senior Vice President, Investor Relations, Aflac Incorporated	51

W. Jeremy Jeffery	Senior Vice President, Chief Investment Officer, Aflac, since January 2007; Senior Vice President, Deputy Chief Investment Officer, Aflac, from October 2005 until January 2007; Executive Director, Morgan Stanley, until October 2005	59

Ronald E. Kirkland	Senior Vice President, Director of Sales, Aflac, from January 2005 until April 2009	65

Charles D. Lake II	Chairman, Aflac Japan, since July 2008; Vice Chairman, Aflac Japan, from April 2005 until July 2008; President, Aflac Japan, until April 2005	48

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	56

NAME	PRINCIPAL OCCUPATION*	AGE

Takaaki Matsumoto	First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from January 2007 until December 2009; Senior Vice President, Director of Marketing, Aflac Japan, from February 2006 until January 2007; Vice President, Marketing Strategy Planning, Aflac Japan, from August 2005 until February 2006; Vice President, Aflac Japan, Sales, Kinki Area, from January 2005 until August 2005	61

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated and Aflac; Chief Accounting Officer, Aflac Incorporated and Aflac; Treasurer, Aflac	61

Ronald Sanders	Senior Vice President, Director of Sales, Aflac, since April 2009; Senior Vice President, Deputy Director of Aflac U.S. Sales, from November 2008 until April 2009; Vice President, Southwest Territory Director, from April 2005 until November 2008; State Sales Coordinator of Arizona/New Mexico until April 2005	56

Audrey B. Tillman	Executive Vice President, Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Corporate Services, Aflac Incorporated, from October 2006 until January 2008; Senior Vice President, Director of Human Resources, Aflac Incorporated, until October 2006	45

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan, since July 2007; Deputy President, Aflac Japan, from February 2007 until July 2007; President and Representative Director, The Dai-ichi Kangyo Asset Management Co., Ltd., from June 2005 until February 2007; Advisor, Dai-ichi Kangyo Asset Management Co., Ltd., from April 2005 until June 2005; Managing Executive Officer, Mizuho Corporate Bank Ltd., until April 2005	59

Teresa White	Executive Vice President, Chief Administrative Officer, Aflac, since March 2008; Senior Vice President, Deputy Chief Administrative Officer, Aflac, from March 2007 to March 2008; Senior Vice President, Sales Support and Administration, Aflac, until March 2007	43

Hiroshi Yamauchi	First Senior Vice President, Chief Administrative Officer, Aflac Japan, since January 2005; First Senior Vice President, Director of Operations, Aflac Japan, until January 2005	58

*	Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:

Quarterly Common Stock Prices

2009	High	Low
4th Quarter	$47.75	$39.82
3rd Quarter	44.07	28.17
2nd Quarter	37.73	17.25
1st Quarter	46.96	10.83

2008	High	Low
4th Quarter	$60.73	$29.68
3rd Quarter	68.00	51.25
2nd Quarter	68.81	62.52
1st Quarter	67.00	56.75

Holders

As of February 22, 2010, there were 86,217 holders of record of the Company’s common stock.

Dividends

	2009	2008
4th Quarter	$.28	$.24
3rd Quarter	.28	.24
2nd Quarter	.28	.24
1st Quarter	.28	.24

In February 2010, the board of directors declared the first quarter 2010 cash dividend of $.28 per share. The dividend is payable on March 1, 2010, to shareholders of record at the close of business on February 16, 2010. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 11 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graph Index

December 31,

	2004	2005	2006	2007	2008	2009
Aflac Incorporated	100.00	117.73	118.07	163.23	121.63	127.04
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Life & Health Insurance	100.00	122.51	142.74	158.45	81.89	94.64

Copyright © 2010 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	1,395	$42.88	—	32,370,254
November 1 – November 30	2,517	44.81	—	32,370,254
December 1 – December 31	2,593	46.27	—	32,370,254

Total	6,505**	$44.98	—	32,370,254	*

*	The total remaining shares available for purchase at December 31, 2009, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.
**	During the fourth quarter of 2009, 6,505 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.	SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions, except for share and per-share amounts)	2009	2008	2007	2006	2005
Revenues:
Premiums, principally supplemental health insurance	$16,621	$14,947	$12,973	$12,314	$11,990
Net investment income	2,765	2,578	2,333	2,171	2,071
Realized investment gains (losses)	(1,212)	(1,007)	28	79	262
Other income	80	36	59	52	40

Total revenues	18,254	16,554	15,393	14,616	14,363

Benefits and expenses:
Benefits and claims	11,308	10,499	9,285	9,016	8,890
Expenses	4,711	4,141	3,609	3,336	3,247

Total benefits and expenses	16,019	14,640	12,894	12,352	12,137

Pretax earnings	2,235	1,914	2,499	2,264	2,226
Income taxes	738	660	865	781	743

Net earnings	$1,497	$1,254	$1,634	$1,483	$1,483

Share and Per-Share Amounts
Net earnings (basic)	$3.21	$2.65	$3.35	$2.99	$2.96
Net earnings (diluted)	3.19	2.62	3.31	2.95	2.92
Cash dividends paid	1.12	.96	.80	.55	.44
Cash dividends declared	.84	1.24	.615	.735	.44
Weighted-average common shares used for basic EPS (In thousands)	466,552	473,405	487,869	495,614	500,939
Weighted-average common shares used for diluted EPS (In thousands)	469,063	478,815	493,971	501,827	507,704
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	92.10	91.03	114.15	119.11	118.07
Weighted-average yen/dollar exchange rate (yen)	93.49	103.46	117.93	116.31	109.88

Aflac Incorporated and Subsidiaries

December 31,

(In millions)	2009	2008	2007	2006	2005
Assets:
Investments and cash	$73,192	$68,550	$57,056	$51,972	$48,989
Other	10,914	10,781	8,749	7,833	7,372

Total assets	$84,106	$79,331	$65,805	$59,805	$56,361

Liabilities and shareholders' equity:
Policy liabilities	$69,245	$66,219	$50,676	$45,440	$42,329
Notes payable	2,599	1,721	1,465	1,426	1,395
Income taxes	1,653	1,201	2,531	2,462	2,577
Other liabilities	2,192	3,551	2,338	2,136	2,133
Shareholders' equity	8,417	6,639	8,795	8,341	7,927

Total liabilities and shareholders' equity	$84,106	$79,331	$65,805	$59,805	$56,361

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

—	difficult conditions in global capital markets and the economy

—	governmental actions for the purpose of stabilizing the financial markets

—	defaults and downgrades in certain securities in our investment portfolio

—	impairment of financial institutions

—	credit and other risks associated with Aflac’s investment in perpetual securities

—	differing judgments applied to investment valuations

—	subjective determinations of amount of impairments taken on our investments

—	limited availability of acceptable yen-denominated investments

—	concentration of our investments in any particular sector

—	concentration of business in Japan

—	ongoing changes in our industry

—	exposure to significant financial and capital markets risk

—	fluctuations in foreign currency exchange rates

—	significant changes in investment yield rates

—	deviations in actual experience from pricing and reserving assumptions

—	subsidiaries’ ability to pay dividends to the Parent Company

—	changes in law or regulation by governmental authorities

—	ability to attract and retain qualified sales associates and employees

—	decreases in our financial strength or debt ratings

—	ability to continue to develop and implement improvements in information technology systems

—	changes in U.S. and/or Japanese accounting standards

—	failure to comply with restrictions on patient privacy and information security

—	level and outcome of litigation

—	ability to effectively manage key executive succession

—	catastrophic events

—	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2009. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

—	Our Business

—	2009 Performance Highlights

—	Critical Accounting Estimates

—	Results of Operations, consolidated and by segment

—	Analysis of Financial Condition, including discussion of market risks of financial instruments

—	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

OUR BUSINESS

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

During the fourth quarter of 2009, the Parent Company closed its $100 million purchase of Continental American Insurance Group, Inc. (CAIG), which includes its wholly owned subsidiary CAIC. Subsequent to the closing, CAIG merged into Continental American Group, LLC, a limited liability company wholly owned by CAIC. As a result of the merger, CAIC became directly wholly owned by the Parent Company. CAIC is headquartered in Columbia, South Carolina, and equips Aflac U.S. with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. The purchase business combination resulted in the recognition of $97 million of net assets at fair value. An immaterial amount of intangible assets, including goodwill, was recognized as part of the business combination.

2009 PERFORMANCE HIGHLIGHTS

Results for 2009 benefited from the stronger yen. Total revenues rose 10.3% to $18.3 billion, compared with $16.6 billion a year ago. Net earnings were $1.5 billion, or $3.19 per diluted share, compared with $1.3 billion, or $2.62 per share, in 2008.

We experienced net realized investment losses of $1.2 billion in 2009, which included the recognition of other-than-temporary impairments of $1.4 billion. During 2009, we had a $1.0 billion decrease in gross unrealized losses on our available-for-sale debt and perpetual securities due to the recognition of impairment losses and improved fair values for many categories of investment securities.

In 2009, we borrowed a total of $1.4 billion, consisting of $1.3 billon in dollar-denominated senior notes raised through U.S. public debt offerings and loans totaling 15 billion yen. We used $450 million of this capital to redeem our senior notes that were due in 2009, and we plan to use some of this capital to redeem our yen-denominated Samurai notes due July 2010, a liability of $428 million using the December 31, 2009 exchange rate. We have suspended stock repurchase activity in the open market. The raising of capital and suspension of stock repurchase activity have had a favorable impact on our capital position.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). References to GAAP issued by the FASB in this MD&A are to the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 88% of our liabilities are reported as of December 31, 2009, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments

Aflac’s investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security’s credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with applicable accounting guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:

—	issuer financial condition, including profitability and cash flows

—	credit status of the issuer

—	the issuer’s specific and general competitive environment

—	published reports

—	general economic environment

—	regulatory, legislative and political environment

—	the severity of the decline in fair value

—	the length of time the fair value is below cost

—	our intent, need, or both to sell the security prior to its anticipated recovery in value

—	other factors as may become available from time to time

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

As presented in the following table, the ratio of unamortized DAC to annualized premiums in force increased slightly for Aflac U.S. in 2009 and 2008, compared with prior years. This increase was primarily driven by the introduction of an accelerated commission payment option for new associates and the refinement of our first-year commission deferrals on certain products. The ratio of unamortized DAC to annualized premiums in force has shown a slight upward trend for Aflac Japan for the last three years. This trend is a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this has resulted in a higher unamortized DAC balance, the overall cost to the Company has been reduced.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2009	2008	2007	2009	2008	2007
Deferred policy acquisition costs	$5,846	$5,644	$4,269	$2,687	$2,593	$2,385
Annualized premiums in force	13,034	12,761	9,860	4,956	4,789	4,510
Deferred policy acquisition costs as a percentage of annualized premiums in force	44.9%	44.2%	43.3%	54.2%	54.1%	52.9%

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2009	2008
U.S. segment:
Future policy benefits	$5,779	$5,442
Unpaid policy claims	1,023	933
Other policy liabilities	385	375

Total U.S. policy liabilities	$7,187	$6,750

Japan segment:
Future policy benefits	$55,720	$53,866
Unpaid policy claims	2,246	2,184
Other policy liabilities	4,089	3,416

Total Japan policy liabilities	$62,055	$59,466

Consolidated:
Future policy benefits	$61,501	$59,310
Unpaid policy claims	3,270	3,118
Other policy liabilities	4,474	3,791

Total consolidated policy liabilities	$69,245	$66,219

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two primary components: future policy benefits and unpaid policy claims, which accounted for 89% and 5% of total policy liabilities as of December 31, 2009, respectively.

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

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2009, to changes in severity and frequency of claims. For the years 2007 through 2009, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$—	$22	$44	$66	$88
Increase by 1%	(21)	—	22	44	66
Unchanged	(43)	(22)	—	22	44
Decrease by 1%	(64)	(43)	(22)	—	22
Decrease by 2%	(85)	(64)	(43)	(21)	—

The table below reflects the growth of future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2009	2008	2007
Aflac U.S.	$5,779	$5,442	$4,958
Growth rate	6.2%	9.8%	12.9%

Aflac Japan	$55,720	$53,866	$40,715
Growth rate	3.4%	32.3%	11.7%

Consolidated	$61,501	$59,310	$45,675
Growth rate	3.7%	29.9%	11.8%

Yen/dollar exchange rate (end of period)	92.10	91.03	114.15

Aflac Japan (in yen)	5,132	4,903	4,648
Growth rate	4.7%	5.5%	7.1%

The growth of the future policy benefits liability in dollars has been primarily due to the aging of our in-force block of business and the addition of new business in Japan. This growth in dollars was offset in 2009 by the weakening of the yen against the U.S. dollar, however it was enhanced by the strengthening of the yen against the U.S. dollar in 2008 and 2007.

Income Taxes

Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The evaluation of a tax position in accordance with GAAP is a two-step process. Under the first step, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

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

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share
	2009	2008	2007	2009	2008	2007
Net earnings	$1,497	$1,254	$1,634	$3.19	$2.62	$3.31
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(788)	(655)	19	(1.67)	(1.37)	.04
Impact from ASC 815	(3)	(3)	2	(.01)	—	—
Gain on extinguishment of debt	11	—	—	.02	—	—

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

In 2009, we realized pretax investment losses of $1,361 million ($884 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses of $101 million ($66 million after-tax) from the exchange of two of our Lloyd’s Banking Group plc perpetual security investments. We exchanged our investment in Lloyds TSB Bank plc yen-denominated, Upper Tier II perpetual securities into yen-denominated, Lower Tier II fixed-maturity securities. We also exchanged our holdings of Bank of Scotland plc yen-denominated, Upper Tier II perpetual securities into yen-denominated, Lower Tier II fixed-maturity securities. The losses were partially offset by pretax investment gains of $250 million ($162 million after-tax) that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

In 2008, we realized pretax investment losses of $753 million ($489 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses, net of gains, of $254 million ($166 million after-tax) from securities sold or redeemed in the normal course of business.

In 2007, we realized pretax investment losses of $23 million ($15 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment gains, net of losses, of $51 million ($34 million after-tax) from securities sold or redeemed in the normal course of business.

The following table details our pretax impairment losses by category for the years ended December 31.

(In millions)	2009	2008	2007
Perpetual securities	$729	$379	$—
Corporate bonds	458	160	20
Collateralized debt obligations	148	213	—
Collateralized mortgage obligations	24	—	2
Equity securities	2	1	1

Total other-than-temporary impairments	$1,361	$753	$23

For additional information regarding realized investment gains and losses, please see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements.

Impact from ASC 815 (formerly SFAS 133)

We had cross-currency interest rate swap agreements that economically converted our dollar-denominated senior notes, which matured in April 2009, into a yen-denominated obligation. Until April 2009, we designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The effect of issuing fixed-rate, dollar-denominated debt and swapping it into fixed-rate, yen-denominated debt had the same economic impact on Aflac as if we had issued yen-denominated debt of a like amount. However, the accounting treatment for cross-currency swaps is different from issuing yen-denominated Samurai and Uridashi notes. ASC 815, “Derivatives and Hedging,” requires that the change in the fair value of the interest rate component of the cross-currency swaps, which does not qualify for hedge accounting, be reflected in net earnings. This change in fair value was determined by relative dollar and yen interest rates and had no cash impact on our results of operations. At maturity, the fair value equaled initial contract fair value, and the cumulative impact of gains and losses from the changes in fair value of the interest component was zero. We demonstrated the ability and intent to retain the cross-currency swaps until they expired in April 2009. The impact from ASC 815 includes the change in fair value of the interest rate component of the cross-currency swaps, which did not qualify for hedge accounting, and is included in other income.

We have issued yen-denominated Samurai and Uridashi notes and have entered into two yen-denominated loans. We have designated these notes and loans as a hedge of our investment in Aflac Japan. If the value of these yen-denominated notes exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess in net earnings (other income). The foreign currency gain or loss on the excess liabilities would be included in the impact from ASC 815. When we made our hedge designations at the beginning of the second quarter of 2009, the notional amount of our yen-denominated liabilities exceeded our yen net asset position in Aflac Japan. Therefore, we de-designated this excess portion of our yen-denominated liabilities from our net investment hedge. An immaterial loss was recorded in net earnings (other income) and included in the impact from ASC 815 during the quarter ended June 30, 2009, as a result of the negative foreign currency effect on the portion of our yen-denominated liabilities that was not designated as a hedge of our investment in Aflac Japan. When we reassessed our hedge designations at the beginning of the third and fourth quarters of 2009, our yen net asset position in Aflac Japan exceeded our total yen-denominated liabilities; therefore, all of these liabilities were designated as a hedge of our net investment in Aflac Japan, resulting in no impact on net earnings during the third and fourth quarters of 2009. Our net investment hedge was effective during the years ended December 31, 2008, and 2007; therefore, there was no impact on net earnings during those periods.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings (other income) and would be included in the impact from ASC 815. These hedges were effective during the three-year period ended December 31, 2009; therefore, there was no impact on net earnings. See Notes 1, 4 and 7 of the Notes to the Consolidated Financial Statements for additional information.

Debt Extinguishment

During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt during the second half of 2009.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 33.0% in 2009, 34.5% in 2008 and 34.6% in 2007. The effective tax rate declined in 2009 due primarily to the settlement of an examination by the Internal Revenue Service that reduced the ASC 740 tax liability by $24 million. Total income taxes were $738 million in 2009, compared with $660 million in 2008 and $865 million in 2007. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

Subject to the preceding assumptions, our objective for 2009 was to increase net earnings per diluted share by 13% to 15% over 2008. We reported 2009 net earnings per diluted share of $3.19. Adjusting that number for realized investment losses ($1.67 per diluted share), the impact from ASC 815 (a loss of $.01 per diluted share), gain on extinguishment of debt ($.02 per diluted share), and foreign currency translation (a gain of $.26 per diluted share), we met our objective for the year.

Our objective for 2010 is to increase net earnings per diluted share by 9% to 12% over 2009, on the basis described above. If we achieve this objective, the following table shows the likely results for 2010 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2010 Net Earnings Per Share (EPS) Scenarios*

Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2009	Yen Impact on EPS
85.00	$5.61 – 5.76	15.7 – 18.8%	$.33
90.00	5.41 – 5.56	11.5 – 14.6	.13
93.49**	5.29 – 5.43	9.1 – 12.0	—
95.00	5.24 – 5.38	8.0 – 10.9	(.05)
100.00	5.08 – 5.22	4.7 – 7.6	(.21)

*	Excludes realized investment gains/losses, impact from ASC 815 and nonrecurring items in 2010 and 2009
**	Actual 2009 weighted-average exchange rate

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

We evaluate our sales efforts using new annualized premium sales, an industry operating measure. Total new annualized premium sales, which include new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, total new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., total new annualized premium sales are determined by applications that are accepted during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.

Aflac Japan Summary of Operating Results

(In millions)	2009	2008	2007
Premium income	$12,178	$10,674	$9,037
Net investment income:
Yen-denominated investment income	1,510	1,312	1,102
Dollar-denominated investment income	755	741	699

Net investment income	2,265	2,053	1,801
Other income	43	15	27

Total operating revenues	14,486	12,742	10,865

Benefits and claims	8,746	7,972	6,935
Operating expenses:
Amortization of deferred policy acquisition costs	523	405	318
Insurance commissions	1,060	970	850
Insurance and other expenses	1,357	1,145	941

Total operating expenses	2,940	2,520	2,109

Total benefits and expenses	11,686	10,492	9,044

Pretax operating earnings*	$2,800	$2,250	$1,821

Weighted-average yen/dollar exchange rate	93.49	103.46	117.93

	In Dollars			In Yen
Percentage change over previous year:	2009	2008	2007	2009	2008	2007
Premium income	14.1%	18.1%	3.1%	3.3%	3.5%	4.3%
Net investment income	10.3	14.0	6.7	(.1)	—	8.0
Total operating revenues	13.7	17.3	3.7	3.0	2.8	4.9
Pretax operating earnings*	24.4	23.6	10.2	12.4	8.4	11.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.3% in 2009, 3.2% in 2008 and 3.9% in 2007 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2009, were 1.20 trillion yen, compared with 1.16 trillion yen in 2008 and 1.13 trillion yen in 2007. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.0 billion in 2009, $12.8 billion in 2008, and $9.9 billion in 2007.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in 2009, compared with 36% in 2008 and 39% in 2007. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during 2009, compared with 39% in 2008 and 2007. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year

(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes**
	2009	2008	2007	2009	2008	2007
Net investment income	(.1)%	—%	8.0%	3.4%	5.0%	7.4%
Total operating revenues	3.0	2.8	4.9	3.5	3.8	4.9
Pretax operating earnings*	12.4	8.4	11.8	15.1	13.8	11.3

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
**	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

The following table presents a summary of operating ratios for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2009	2008	2007
Benefits and claims	60.4%	62.5%	63.8%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.2	2.9
Insurance commissions	7.3	7.6	7.8
Insurance and other expenses	9.4	9.0	8.7

Total operating expenses	20.3	19.8	19.4
Pretax operating earnings*	19.3	17.7	16.8

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk section of this MD&A). The operating expense ratio increased slightly in 2009 in line with our expectations. We expect the operating expense ratio to remain relatively stable in 2010. The pretax operating profit margin expanded in 2009 primarily due to continued improvement in the benefit ratio. We expect this improvement to continue, resulting in continued expansion in the profit margin in 2010.

Aflac Japan Sales

Our stated objective for 2009 was for sales to be flat to up 5%. We exceeded our objective with a 6.7% increase in sales during 2009. The following table presents Aflac Japan’s total new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2009	2008	2007	2009	2008	2007
Total new annualized premium sales	$1,310	$1,115	$974	122.3	114.7	114.6
Increase (decrease) over prior year	17.5%	14.4%	(3.5)%	6.7%	—%	(2.4)%

The following table details the contributions to total new annualized premium sales by major insurance product for the years ended December 31.

	2009	2008	2007
Medical	36%	34%	33%
Cancer	28	34	33
Ordinary life	29	23	22
Rider MAX	3	5	7
Other	4	4	5

Total	100%	100%	100%

Medical insurance sales increased 15.7% over 2008. Since first launching our stand-alone medical product, EVER, in 2002, we have been the number one seller of medical insurance policies in Japan. In the past six years, we have segmented the market by creating a suite of EVER products with variations that appeal to specific Japanese consumers. In August 2009, we introduced a new generation of our popular EVER product, the most notable changes being an enhanced surgical benefit and gender-specific premium rates. Overall, the profitability of the new plan is similar to our original EVER product. We have had a positive initial response to our revised EVER product, selling more than 346,800 of the revised policies since it was introduced. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales declined 11.3% in 2009, compared with 2008. Despite this decrease, Aflac remained the number one seller of cancer insurance policies in Japan. Our cancer policies are also marketed through a strategic alliance with Dai-ichi Mutual Life. In 2009, Dai-ichi Life sold more than 122,000 of our market-leading cancer policies. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Sales of cancer and medical insurance in Japan have benefited from the bank channel. In December 2007, banks were permitted to sell supplemental health insurance products to their customers. Our bank channel sales increased 132.2% during 2009, compared with 2008, and represented 6% of total new sales. By the end of 2009, we had agreements with 353 banks to sell our products. We have significantly more selling agreements with banks than any of our competitors in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our products.

Ordinary life product sales increased 33.9% during 2009, compared with 2008. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that we introduced at the end of first quarter 2009. Our child endowment product is appropriate for new parents who are re-evaluating their insurance coverage. This product offers a death benefit until the child reaches age 18, and it pays a lump-sum benefit at the time of the child’s entry into high school as well as an educational annuity for each of the four years during his or her college education. We believe that traditional life insurance products, like our child endowment plan, provide opportunities for us to sell our third sector cancer and medical products. For every 10 child endowment plans that were purchased in 2009, we sold two additional Aflac products to the same customers.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. In 2009, we recruited approximately 4,600 new sales agencies, an increase of 17.9% over 2008. At the end of the year, Aflac Japan was represented by more than 19,600 sales agencies, or more than 110,500 licensed sales associates employed by those agencies.

We believe that there is still a strong need for our products in Japan. Our objective for 2010 is for total new annualized premium sales to be flat to up 5% in Japan.

Aflac Japan Investments

Growth of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards for credit quality. All of our privately issued securities are rated investment grade at the time of purchase. These securities are generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.

The following table presents the results of Aflac Japan’s investment activities for the years ended December 31.

	2009	2008	2007
New money yield – yen only	2.80%	3.20%	3.05%
New money yield – blended	3.03	3.43	3.38
Return on average invested assets, net of investment expenses	3.65	3.82	4.06

At December 31, 2009, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.77%, compared with 3.90% a year ago. The overall credit quality of Aflac Japan’s investments remained high. At the end of 2009, 93.4% of Aflac Japan’s debt and perpetual securities were rated investment grade, on an amortized cost basis. See the Credit Risk section of this MD&A for additional information.

Japanese Economy

The Bank of Japan’s January 2010 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic conditions have improved due to various policy measures taken in Japan and abroad. Exports and production have been increasing, and private consumption is increasing despite the depressed employment and income situation. The report projected that Japan’s economic conditions are expected to continue to improve at a moderate pace.

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

Japanese Regulatory Environment

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enable banks to sell our third sector products to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japanese banking sector place us in a strong position to sell through this new channel. By the end of 2009, we had agreements with 353 banks to market Aflac’s products.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2009, Aflac Japan’s solvency margin ratio was 885.5%, which significantly exceeds regulatory minimums. The FSA has issued a proposal to revise the current method of calculating the solvency margin ratio. The FSA intends to apply the revised method to life insurance companies for the fiscal year-end 2011 (March 31, 2012) and require the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011). The FSA expects the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. We do not expect our relative position within the industry to materially change.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S. for the years ended December 31.

Aflac U.S. Summary of Operating Results

(In millions)	2009	2008	2007
Premium income	$4,444	$4,272	$3,936
Net investment income	499	505	500
Other income	10	10	10

Total operating revenues	4,953	4,787	4,446

Benefits and claims	2,561	2,527	2,350
Operating expenses:
Amortization of deferred policy acquisition costs	419	370	323
Insurance commissions	508	488	481
Insurance and other expenses	689	657	600

Total operating expenses	1,616	1,515	1,404

Total benefits and expenses	4,177	4,042	3,754

Pretax operating earnings*	$776	$745	$692

Percentage change over previous year:

Premium income	4.0%	8.5%	10.8%
Net investment income	(1.1)	.9	7.5
Total operating revenues	3.5	7.7	10.4
Pretax operating earnings*	4.1	7.6	18.3

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 3.5% in 2009, 6.2% in 2008 and 10.0% in 2007. Annualized premiums in force at December 31 were $5.0 billion in 2009, compared with $4.8 billion in 2008 and $4.5 billion in 2007. Net investment income was relatively flat during 2009, due to the lack of growth in the investment portfolio primarily as a result of excess capital used in our share purchase program during 2008. For further information, see the Capital Resources and Liquidity section of this MD&A and Note 9 of the Notes to the Consolidated Financial Statements.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2009	2008	2007
Benefits and claims	51.7%	52.8%	52.9%
Operating expenses:
Amortization of deferred policy acquisition costs	8.5	7.7	7.3
Insurance commissions	10.3	10.2	10.8
Insurance and other expenses	13.8	13.7	13.4

Total operating expenses	32.6	31.6	31.5
Pretax operating earnings*	15.7	15.6	15.6

*	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio declined and amortization of deferred policy acquisition costs increased in 2009, compared with 2008, due to lower persistency levels. We expect the benefit and operating expense ratios to decline and the pretax operating profit margin to increase in 2010.

Aflac U.S. Sales

Weak economic conditions in 2009 continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the years ended December 31.

(In millions)	2009	2008	2007
Total new annualized premium sales	$1,453	$1,551	$1,558
Increase (decrease) over prior year	(6.4)%	(.4)%	9.5%

The following table details the contributions to total new annualized premium sales by major insurance product category for the years ended December 31.

	2009	2008	2007
Accident/disability	48%	49%	51%
Cancer	18	19	18
Hospital indemnity	18	16	14
Life	6	6	5
Fixed-benefit dental	5	5	6
Other	5	5	6

Total	100%	100%	100%

Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 9.0%, cancer indemnity insurance sales decreased 11.3% and hospital indemnity insurance sales increased 1.7% in 2009, compared with 2008.

We continued to enhance our product line in 2009 by launching Essentials Accident and Essentials Maximum Difference® cancer plans. These new products have been streamlined with lower benefit and premium levels than the traditional cancer and accident insurance policies. In the short term, we believe they are better suited to the current economy and, in the long run, they will give consumers more choices.

Another aspect of our U.S. sales strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited more than 28,400 new sales associates in 2009, a 10.6% increase compared with 2008, resulting in more than 75,300 licensed sales associates at December 31, 2009. Newly established payroll accounts were 10.6% higher in 2009, compared with 2008, suggesting our brand message and business-to-business efforts are reaching employers across the country. The number of new average weekly producers, or those who are selling regularly in their first year, increased 6.2% during 2009, compared with a year ago. We believe strong increases in new recruits and new weekly producers, coupled with significant payroll account growth, will provide a solid foundation for future sales when the U.S. economy recovers.

In the first quarter of 2009, we implemented our new Aflac for BrokersSM initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. Over 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

Furthering our initiatives in the broker arena, we purchased CAIC for $100 million in the fourth quarter of 2009. The purchase was funded with internal capital. CAIC, which is headquartered in Columbia, South Carolina, equips us with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. CAIC is rated A (Excellent) by A.M. Best. We believe that CAIC has the potential to benefit us in the U.S. market by helping us meet the product requests and needs of our field force when they pursue larger payroll accounts.

We expect 2010 to be a challenging year from a sales perspective and look for sales to again decline in the first half of the year, followed by modest sales increases in the second half of 2010.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities for the years ended December 31.

	2009	2008	2007
New money yield	7.26%	7.60%	6.44%
Return on average invested assets, net of investment expenses	6.66	6.77	6.79

The decrease in the U.S. new money yield in 2009 reflects tightening credit spreads. At December 31, 2009, the portfolio yield on Aflac’s U.S. portfolio was 7.17%, compared with 7.10% a year ago. During 2008, we purchased $200 million of variable interest rate collateralized debt obligations (CDOs) that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table.

The overall credit quality of Aflac U.S. investments remained high. At the end of 2009, 90.4% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See the Credit Risk section of this MD&A for additional information.

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

U.S. Regulatory Environment

U.S. Congressional leaders and the Obama administration have expressed their commitment to enacting major health reform legislation, and both the House and the Senate have adopted their versions of a health care reform bill. While it is not possible to predict with certainty what provisions may be in any final legislation, it is likely that such legislation, if adopted, will include major changes to the U.S. health care insurance marketplace. Some of the proposals currently under discussion address individual and employer mandates, health insurance exchanges, coverage and exclusions, and medical loss ratios. The legislation also may include changes in government reimbursements and subsidies for individuals and employers and alter federal and state regulation of health insurers. Given the substantial differences between the legislation passed by the House and Senate, the ongoing negotiations to reconcile the legislation and the fact that some key provisions will be general in nature and subject to future regulatory action, it is not possible to predict with any degree of certainty what effect any legislation and future regulation, if adopted, will have on the Company’s U.S. business. However, Japan has had a national health care system for many years, and Aflac Japan has successfully operated in such a regulated environment.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits and facilities expenses. Corporate expenses, excluding investment income, were $77 million in 2009, $61 million in 2008 and $56 million in 2007. The increase in expenses in 2009 was due primarily to an increase in realized foreign currency losses on yen cash held by the Parent Company and an increase in expense for our unfunded supplemental retirement plans. Investment income included in reported corporate expenses was $9 million in 2009, $20 million in 2008 and $31 million in 2007.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2009, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2008.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate*	92.10		91.03

Investments and cash	$73,192	$(714)	$73,906
Deferred policy acquisition costs	8,533	(69)	8,602
Total assets	84,106	(799)	84,905
Policy liabilities	69,245	(729)	69,974
Total liabilities	75,689	(778)	76,467

*	The exchange rate at December 31, 2009, was 92.10 yen to one dollar, or 1.2% weaker than the December 31, 2008, exchange rate of 91.03.

Market Risks of Financial Instruments

Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders’ equity. We seek to achieve this objective through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports. Aflac invests primarily within the fixed income securities markets.

The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2009	2008	2009		2008
Securities available for sale, at fair value:
Fixed maturities	$29,952	$29,140	$6,712	*	$5,772	*
Perpetual securities	7,041	7,843	222		204
Equity securities	24	27	—		—

Total available for sale	37,017	37,010	6,934		5,976

Securities held to maturity, at amortized cost:
Fixed maturities	26,487	24,236	200		200

Total held to maturity	26,487	24,236	200		200

Total investment securities	$63,504	$61,246	$7,134		$6,176

*	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $117 in 2009 and $100 in 2008.

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

When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated debt obligations.

Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. This foreign currency effect is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income. When the yen strengthens against the dollar, shareholders’ equity is negatively impacted and, conversely, when the yen weakens against the dollar, shareholders’ equity is positively impacted. Aflac Japan invests a portion of its assets in reverse-dual currency securities to provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 55 before the yield on these instruments would equal that of a comparable yen-denominated instrument.

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

(In millions)	2009	2008
Aflac Japan yen-denominated net assets	$2,736	$2,528
Parent Company yen-denominated net liabilities	(962)	(1,876)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$1,774	$652

The increase in our yen-denominated net asset position was due primarily to the redemption in 2009 of the Parent Company’s $450 million senior notes (economically yen debt due to conversion using cross-currency swaps) and the holding of 35.8 billion yen in cash by the Parent Company as of December 31, 2009, for the redemption of our yen-denominated Samurai notes due July 2010.

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities

at Selected Exchange Rates

(In millions)	2009				2008
Yen/dollar exchange rates	77.10	92.10	*	107.10	76.03	91.03	*	106.03

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$31,373	$26,263		$22,585	$31,145	$26,013		$22,333
Perpetual securities	8,350	6,990		6,011	9,343	7,804		6,700
Equity securities	23	19		17	26	22		19
Securities held to maturity:
Fixed maturities	31,640	26,487		22,777	29,018	24,236		20,808
Cash and cash equivalents	1,088	911		783	456	381		327
Other financial instruments	111	93		80	97	80		69

Subtotal	72,585	60,763		52,253	70,085	58,536		50,256

Liabilities:
Notes payable	1,616	1,353		1,163	1,522	1,271		1,091
Cross-currency swaps	—	—		—	731	610		524
Japanese policyholder protection corporation	153	128		110	192	161		138

Subtotal	1,769	1,481		1,273	2,445	2,042		1,753

Net yen-denominated financial instruments	70,816	59,282		50,980	67,640	56,494		48,503
Other yen-denominated assets	8,630	7,225		6,213	8,605	7,187		6,170
Other yen-denominated liabilities	77,327	64,733		55,667	75,465	63,029		54,113

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$2,119	$1,774		$1,526	$780	$652		$560

*	Actual year-end exchange rate

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

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own, notes payable, cross-currency and interest rate swaps and our obligation to the Japanese policyholder protection corporation as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments

to Interest Rate Changes

	2009		2008
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$51,989	$46,199	$49,047	$43,556
Dollar-denominated	10,620	9,668	9,048	8,246
Perpetual securities:
Yen-denominated	6,990	6,376	7,804	7,103
Dollar-denominated	273	251	244	225

Total debt and perpetual securities	$69,872	$62,494	$66,143	$59,130

Notes payable*	$2,683	$2,557	$1,713	$1,530

Cross-currency** and interest rate swap liabilities	$3	$—	$158	$151

Japanese policyholder protection corporation	$128	$128	$161	$161

*	Excludes capitalized lease obligations
**	Cross-currency swaps expired in April 2009 and are therefore excluded from the 2009 column.

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

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of Aflac Japan’s yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2009	2008
Yen-denominated debt and perpetual securities	12	12
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2009	2008
Dollar-denominated debt and perpetual securities	9	8
Policy benefits and related expenses to be paid in future years	7	7
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits

and Investment Yields

(Net of Investment Expenses)

	2009		2008		2007
	U.S.	Japan*	U.S.	Japan*	U.S.	Japan*
Policies issued during year:
Required interest on policy reserves	5.50%	2.51%	5.50%	2.74%	5.50%	2.74%
New money yield on investments	7.22	2.88	7.56	3.27	6.40	3.11
Policies in force at year-end:
Required interest on policy reserves	6.06	4.47	6.12	4.55	6.20	4.63
Return on average invested assets	6.66	3.65	6.77	3.82	6.79	3.83

*	Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan's annuity products, and dollar-denominated investments and related investment income

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary.

Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.43%. These securities total $3.3 billion at amortized cost and have an average yield of 5.49%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in the mix of business and favorable experience from mortality, morbidity and expenses.

We have entered into interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to mitigate our exposure to interest rate risk. For further information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2009	2008	2007
AAA	7.6%	9.9%	18.4%
AA	58.9	36.4	44.1
A	31.4	42.0	30.2
BBB	2.1	11.7	7.3

Total	100.0%	100.0%	100.0%

The increase in the percentage of debt securities purchased in the AA rated category during 2009 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. The increased percentage of debt securities purchased in the AAA rated category in 2007 primarily reflected the purchase of U.S. Treasury bills by Aflac Japan prior to repatriating profits to Aflac U.S. in the third quarter of 2007. We did not purchase any perpetual securities during the periods presented in the table above.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	3.3%	3.4%	5.7%	5.8%
AA	34.6	35.8	39.8	42.2
A	39.6	39.8	34.1	33.2
BBB	15.6	15.2	18.6	17.6
BB or lower	6.9	5.8	1.8	1.2

Total	100.0%	100.0%	100.0%	100.0%

Although our investment portfolio continues to be of high credit quality, many downgrades occurred during 2009, causing a shift in composition by credit rating.

As of December 31, 2009, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2009 and 2008. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.

Subordination Distribution of Debt and Perpetual Securities

	2009		2008
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$54,971	76.5%	$51,091	73.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,944	11.1	7,777	11.2
Upper Tier II	178.2		340.5
Tier I*	754	1.0	750	1.1
Surplus notes	336.5		374.5
Trust preferred – non-banks	85.1		86.1
Other subordinated – non-banks	52.1		52.1

Total fixed maturities	9,349	13.0	9,379	13.5

Perpetual securities (economic maturity date):
Upper Tier II	5,200	7.2	6,532	9.4
Tier I	2,354	3.3	2,542	3.6

Total perpetual securities	7,554	10.5	9,074	13.0

Total debt and perpetual securities	$71,874	100.0%	$69,544	100.0%

*	Includes trust preferred securities

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

Our largest global investment exposures as of December 31, 2009, were as follows:

Largest Global Investment Positions

	Amortized Cost	% of Total	Seniority	Ratings
(In millions)				Moody’s	S&P	Fitch
Government of Japan*	$11,167	15.6%	Senior	Aa2	AA	AA-
Israel Electric Corp.	889	1.2	Senior	Baa2	BBB	—
Republic of Tunisia	868	1.2	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	793	1.1
HSBC Finance Corporation (formerly Household Finance)	568.8		Senior	A3	A	AA-
Republic New York Corp.	11	—	LTII	A2	A+	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	54.1		UTII	A2	A	AA-
The Hong Kong & Shanghai Banking Corp Ltd. (RAV Int’l. Ltd.)	109.2		UTII	Aa2	—	—
HSBC Holdings PLC	15	—	UTII	A1	A	AA-
HSBC Holdings PLC (HSBC Capital Funding LP)	36	—	Tier I	A3	A-	AA-
Republic of South Africa	665.9		Senior	A3	BBB+	BBB+
Commerzbank AG	637.9
Commerzbank AG	109.2		LTII	A1	A-	A
Dresdner Bank AG	310.4		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trusts I & IV)	218.3		Tier I	Baa3	CCC	CCC
Lloyds Banking Group PLC	597.8
Lloyds Banking Group PLC	7	—	Tier I	B3	CC	—
Lloyds Bank PLC	305.4		LTII	Ba2	BB	BB
HBOS PLC	285.4		UTII	Ba2	BB-	B+
Bank of America Corp.	586.8
Bank of America Corp. (includes Fleet Financial
Group Inc., Nationsbank Corporation)	258.4		LTII	A3	A-	A
Bank of America Corp. (NB Capital Trust, Bankamerica Instit-A)	18	—	Tier I	Baa3	BB	BB
Merrill Lynch & Co. Inc.	298.4		Senior	A2	A	A+
Merrill Lynch & Co. Inc.	12	—	LTII	A3	A-	A
Mizuho Financial Group Inc.	564.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	564.8		UTII	A1	—	—
UniCredit SpA	553.8
Unicredito Bank Austria	11	—	LTII	Aa3	AA+	—
Hypovereinsbank	217.3		LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & IV)	325.5		Tier I	A3	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	543.8
Sumitomo Mitsui Banking Corporation	109.2		LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	434.6		UTII	Aa3	A-	A-
Commonwealth Bank of Australia	532.7%
Commonwealth Bank of Australia	217.3		LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	217.3		UTII	—	A+	—
Bankwest	98.1		UTII	Aa2	AA-	—
BNP Paribas	500.7
BNP Paribas	120.2		Senior	Aa1	AA	AA
FORTIS (Fortis Bank SA-NV, Fortis Luxembourg Finance SA)	380.5		UTII	A3	BBB+	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	489.7
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	489.7		LTII	Aa3	A	A-
Erste Group Bank AG	466.7
Erste Group Bank	108.2		LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	358.5		Tier I	A2	—	BBB
MetLife Inc.	465.7
MetLife Inc.	194.3		Senior	A3	A-	A
Metropolitan Life Global Funding I	271.4		Senior	Aa3	AA-	—
Investcorp SA	452.6
Investcorp Capital Limited	452.6		Senior	Ba2	—	BB+
Citigroup Inc.	440.6
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	439.6		Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1	—	LTII	Baa1	A-	A
JP Morgan Chase & Co. (including Bear Stearns)	438.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	380.6		Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	30	—	Senior	Aa1	AA-	—
JP Morgan Chase & Co. (Bank One Corp.)	17	—	LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11	—	LTII	Aa2	A+	A+
Telecom Italia SpA	434.6
Telecom Italia Finance SA	434.6		Senior	Baa2	BBB	BBB
National Grid PLC	434.6
National Grid Gas PLC	217.3		Senior	A3	A-	A
National Grid Electricity Transmission PLC	217.3		Senior	A3	A-	A

Total	$22,512	31.4%

Total debt and perpetual securities	$71,874	100.0%

*	JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Included in our largest global investment holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have, as a general rule, limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this rule was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2009		2008
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$20,649	$21,087	$19,292	$19,525
Perpetual securities	116	122	156	104
Equity securities	14	15	15	18

Total publicly issued	20,779	21,224	19,463	19,647

Privately issued securities:
Fixed maturities	43,671	41,522	41,178	38,571
Perpetual securities	7,438	7,141	8,918	7,943
Equity securities	8	9	9	9

Total privately issued	51,117	48,672	50,105	46,523

Total investment securities	$71,896	$69,896	$69,568	$66,170

The following table details our privately issued investment securities as of December 31.

Privately Issued Securities

(Amortized cost, in millions)	2009	2008
Privately issued securities as a percentage of total debt and perpetual securities	71.1%	72.0%

Privately issued securities held by Aflac Japan	$48,639	$47,516
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	67.7%	68.3%

Privately issued reverse-dual currency securities*	$14,070	$14,678
Reverse-dual currency securities* as a percentage of total privately issued securities	27.5%	29.3%

*	Principal payments in yen and interest payments in dollars

Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

Below-Investment-Grade and Split-Rated Securities

In the event of a credit rating downgrade to below-investment-grade status, we do not automatically liquidate our position. However, if the security is in the held-to-maturity portfolio and we no longer have the intent to hold the security until its maturity, we immediately transfer it to the available-for-sale portfolio so that the security’s fair value and its unrealized gain or loss are reflected on the balance sheet.

Debt and perpetual securities classified as below investment grade at December 31, 2009 and 2008 were generally reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.9% of total debt and perpetual securities at December 31, 2009, compared with 1.8% of total debt and perpetual securities at December 31, 2008, at amortized cost. The below-investment-grade securities at December 31 were as follows:

Below-Investment-Grade Securities

	2009			2008
(In millions)	Par Value	Amortized Cost	Fair Value	Par Value		Amortized Cost		Fair Value
Lloyds Banking Group PLC (includes HBOS)**	$896	$597	$612	$	*	$	*	$	*
Investcorp Capital Limited	452	452	223		*		*		*
Irish Life and Permanent PLC**	402	204	197		*		*		*
Takefuji Corporation	363	194	194		*		*		*
UPM-Kymmene	337	337	224		*		*		*
Royal Bank of Scotland**	329	134	132		*		*		*
Ford Motor Credit Company	326	326	302		329		329		143
Dexia SA (includes Dexia Bank Belgium and Dexia Overseas)**	326	233	233		*		*		*
CSAV (Tollo Shipping Co. S.A.)	261	261	135		264		264		157
Hella KG Hueck & Co.	239	238	148		*		*		*
KBC Group NV (includes KBL European Private Bankers S.A.)**	217	121	182		*		*		*
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	216	218	172		*		*		*
Morgan Stanley Aces 2008-6****	200	200	102		*		*		*
Aiful Corporation	175	175	74		*		*		*
BAWAG**	152	131	114		154		133		88
Swedbank (Tier 1 only)**	152	117	119		*		*		*
IKB Deutsche Industriebank	141	141	73		143		143		47
Various CWHL CMOs***	129	114	82		*		*		*
Ford Motor Company	—	—	—		111		57		31
Beryl Finance Limited 2008-7****	—	—	—		110		110		116
Terra 2008-01 A1****	109	109	86		*		*		*
Finance for Danish Industry	109	109	81		*		*		*
Beryl Finance Limited 2007-14****	—	—	—		82		53		53
Morgan Stanley Aces 2007-38****	81	8	39		*		*		*
Investkredit Funding II Ltd.**	76	46	46		*		*		*
Morgan Stanley Aces 2006-31****	65	11	26		*		*		*
Beryl Finance Limited 2006-15****	—	—	—		55		43		43
Beryl Finance Limited 2007-5****	—	—	—		55		44		44
Eirles Two Limited 310 A****	54	20	28		*		*		*
Morgan Stanley Aces 2007-29****	54	12	28		*		*		*
Morgan Stanley Aces 2007-21****	54	4	31		55		3		3
May Department Stores Co.	53	58	50		*		*		*
Various WFMBS CMOs***	52	44	38		*		*		*
Various RFMSI CMOs***	47	40	34		*		*		*
DP World Ltd.	45	44	35		*		*		*
Rinker Materials Corp. (part of Cemex)	43	42	33		43		42		23
First Industrial LP	37	40	27		*		*		*
Morgan Stanley Aces 2007-19****	—	—	—		30		4		4
Sprint Capital Corp.	23	24	21		22		24		16
Academica Charter Schools Finance LLC	22	24	15		22		24		17
Weyerhaeuser Co.	20	21	19		*		*		*
Terra CDO SPC LTD 2007-3 A1****	20	5	9		*		*		*
Bank of America Corp. (Tier I only)	18	18	18		*		*		*
MBIA Inc.	16	17	6		*		*		*
American General Capital II (part of AIG)	15	19	11		*		*		*
Allied Capital Corp.	12	12	11		*		*		*
Tiers Georgia****	—	—	—		11		1		1
RAST 2005-A10 A5***	10	8	7		*		*		*
Morgan Stanley Aces 2006-23****	10	2	4		*		*		*
BOAMS 2007-1 1A30***	6	6	3		*		*		*
CMSI 2007-5 1A3***	5	5	3		*		*		*
MSM 2007-1XS 2A4A***	5	3	3		*		*		*
LMT 2006-3 1A5***	4	3	1		*		*		*
America West Airlines	3	3	2		*		*		*

Total	$6,381	$4,950	$4,033		$1,486		$1,274		$786

*	Investment grade at respective reporting date
**	Perpetual security
***	Collateralized mortgage obligation
****	Collateralized debt obligation

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. As of December 31, 2009, none of our CDOs were split rated. Split-rated securities as of December 31, 2009, were as follows:

Split-Rated Securities*

(In millions)	Amortized Cost	Moody’s Rating	S&P Rating	Fitch Rating	Investment-Grade Status
SLM Corp.	$356	Ba1	BBB-	BBB-	Investment Grade
SEB AB**	271	A2	BB+	A	Investment Grade
Rohm & Haas Company	234	Ba1	BBB-	BBB	Investment Grade
Dresdner Funding Trust IV	163	Baa3	CCC	CCC	Below Investment Grade
Swedbank**,****	163	Baa2	BB	—	Investment Grade
Dexia Overseas Limited**	163	Baa2	B	A	Investment Grade
Arch Finance Limited 2007-1	134	Ba1	BBB-	BBB-	Investment Grade
May Department Stores Co.	58	Ba2	BB	BBB-	Below Investment Grade
Dresdner Funding Trust I	55	Baa3	CCC	CCC	Below Investment Grade
Morton International	37	Ba1	BBB-	—	Investment Grade
Mead Corp.	36	Ba1	BBB	—	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
WFMBS 2006-8 A10***	27	Ba1	AA+	CCC	Below Investment Grade
Weyerhaeuser Co.	21	Ba1	BBB-	BB+	Below Investment Grade
CHASE 2005-S3 A10***	19	Baa2	—	B	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB+	Investment Grade
Transamerica Capital II	14	Baa3	BBB	BB	Investment Grade
BankAmerica Instit-A	13	Baa3	BB	BB	Below Investment Grade
Union Carbide Chemicals and Plastic	11	Ba2	BBB-	BBB-	Investment Grade
America West Airlines****	11	Ba3	BBB-	—	Investment Grade
Keycorp Capital VII	7	Baa2	BB	BBB	Investment Grade
WFMBS 2006-3 A5***	6	B1	—	A	Investment Grade
NB Capital Trust 4	5	Baa3	BB	BB	Below Investment Grade
WFMBS 2007-13 A6***	4	—	AA	B	Investment Grade
Union Carbide Corp.	4	Ba2	BBB-	BBB-	Investment Grade
Regions Financial Corp.	1	Ba1	BBB-	BBB	Investment Grade

Total	$1,861

*	Split-rated securities represented 2.6% of total debt and perpetual securities at amortized cost at December 31, 2009.
**	Perpetual security
***	Collateralized mortgage obligation
****	Separate securities from those reported in the Below-Investment-Grade Securities table from the same issuer

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Gross Realized Investment Losses

Gross realized pretax investment losses on debt and perpetual securities, as a result of sales and impairment charges, were as follows for the year ended December 31, 2009.

Gross Realized Losses on Debt and Perpetual Securities

(In millions)	Sales Proceeds	Sales Losses	Impairments	Total Gross Realized Losses
Investment-grade securities, length of consecutive unrealized loss:
Less than six months	$180	$14	$—	$14
Six months to 12 months	13	—	—	—
Over 12 months	52	4	10	14
Below-investment-grade securities, length of consecutive unrealized loss:
Less than six months	1	—	20	20
Six months to 12 months	315	101	34	135
Over 12 months	—	—	1,295	1,295

Total	$561	$119	$1,359	$1,478

See Note 3 of the Notes to the Consolidated Financial Statements and the Realized Investment Gains and Losses section of this MD&A for additional information.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2009.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$40,437	$40,113	57.4%	$1,711	$2,035
Below-investment-grade securities	4,750	3,931	5.6	210	1,029
Held-to-maturity securities:
Investment-grade securities	26,487	25,726	36.8	632	1,393
Below-investment-grade securities	200	102.2		—	98

Total	$71,874	$69,872	100.0%	$2,553	$4,555

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2009.

Aging of Unrealized Losses

	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$20,160	$2,035	$2,519	$40	$4,946	$175	$12,695	$1,820
Below- investment- grade securities	3,539	1,029	407	28	704	350	2,428	651
Held-to-maturity securities:
Investment-grade securities	16,466	1,393	2,151	81	1,661	42	12,654	1,270
Below- investment- grade securities	200	98	—	—	—	—	200	98

Total	$40,365	$4,555	$5,077	$149	$7,311	$567	$27,977	$3,839

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2009.

Percentage Decline From Amortized Cost

	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
(In millions)			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$20,160	$2,035	$17,289	$1,191	$2,871	$844	$—	$—
Below- investment- grade securities	3,539	1,029	1,366	138	1,571	560	602	331
Held-to-maturity securities:
Investment-grade securities	16,466	1,393	15,517	1,040	623	173	326	180
Below- investment- grade securities	200	98	—	—	200	98	—	—

Total	$40,365	$4,555	$34,172	$2,369	$5,265	$1,675	$928	$511

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2009.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp SA	BB	$452	$223	$229
SLM Corp.	BBB	356	165	191
Banco Espirito Santo	A	326	192	134
CSAV (Tollo Shipping Co. S.A.)	B	261	135	126
UPM-Kymmene	BB	337	224	113
Aiful Corporation	CCC	175	74	101
Morgan Stanley Aces 2008-6*	BB	200	102	98
Hella KG Hueck & Co.	BB	238	148	90
UniCredit SpA (includes HVB and Bank Austria)	A	553	463	90
The Sultanate of Oman	A	380	293	87

*	Collateralized debt obligation

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

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 4 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of December 31, 2009.

Cash, cash equivalents and short-term investments totaled $2.3 billion, or 3.2% of total investments and cash, as of December 31, 2009, compared with $.9 billion, or 1.4%, at December 31, 2008. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.

For additional information concerning our investments, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2009	2008	% Change
Aflac Japan	$5,846	$5,644	3.6	%*
Aflac U.S.	2,687	2,593	3.6

Total	$8,533	$8,237	3.6%

*	Aflac Japan’s deferred policy acquisition costs increased 4.8% in yen during the year ended December 31, 2009.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by total new annualized premium sales. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our deferred policy acquisition costs.

Policy Liabilities

The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2009	2008	% Change
Aflac Japan	$62,055	$59,466	4.4	%*
Aflac U.S.	7,187	6,750	6.5
Other	3	3	—

Total	$69,245	$66,219	4.6%

*	Aflac Japan’s policy liabilities increased 5.6% in yen during the year ended December 31, 2009.

The increase in Aflac Japan’s policy liabilities was primarily the result of the growth and aging of our in-force business. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable

Notes payable totaled $2.6 billion at December 31, 2009, compared with $1.7 billion at December 31, 2008. In April 2009, we redeemed our $450 million senior notes upon their maturity. In May 2009, the Parent Company issued $850 million in senior notes that are due in May 2019, and in December 2009, also issued $400 million in senior notes that are due in December 2039. In July 2009, the Parent Company executed a 10 billion yen loan that is due in July 2015. In August 2009, the Parent Company executed a 5 billion yen loan that is due in August 2015. During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities) was 22.3% as of December 31, 2009, compared with 18.0% a year ago. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 12 of the Notes to the Consolidated Financial Statements.

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

Hedging Activities

Aflac has limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income). We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For the second quarter of 2009, we de-designated 678 million yen of our yen-denominated liabilities, which was the amount by which our yen-denominated liabilities exceeded our yen net investment position in Aflac Japan. The 678 million yen was reduced by 600 million yen during the quarter when we extinguished a portion of our outstanding Samurai debt (see Note 7 of the Notes to the Consolidated Financial Statements for more information). We recognized an immaterial loss in net earnings (other income) during the quarter ended June 30, 2009, for the negative foreign exchange effect on the portion of our yen-denominated liabilities that was not designated as a hedge of our net investment in Japan. At the beginning of the third and fourth quarters of 2009 when we reassessed our hedge designations, our yen net asset position exceeded our total yen-denominated liabilities; therefore, all of the liabilities were designated as a hedge of our net investment in Aflac Japan, resulting in no impact on net earnings during the second half of 2009. Our net investment hedge was effective during the years ended December 31, 2008, and 2007; therefore, there was no impact on net earnings during those periods.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three-year period ended December 31, 2009; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 13 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31:

Liquidity Provided by Aflac to Parent Company

(In millions)	2009	2008	2007
Dividends declared or paid by Aflac	$464	$1,062	$1,362
Management fees paid by Aflac	124	71	80

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common shares and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities section of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. We issued $850 million of senior notes in May 2009 and $400 million of senior notes in December 2009 under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.1 billion, using the December 31, 2009, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2009. We translated our yen-denominated obligations using the December 31, 2009, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability*		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability	$61,501		$278,065	$9,018	$17,528	$17,151	$234,368
Unpaid policy claims liability	3,270		3,270	2,463	483	190	134
Long-term debt – principal	2,593		2,597	428	669	—	1,500
Long-term debt – interest	16		1,572	119	226	214	1,013
Policyholder protection corporation	128		128	33	73	22	—
Operating service agreements	N/A	**	516	115	187	147	67
Operating lease obligations	N/A	**	181	63	60	25	33
Capitalized lease obligations	6		6	3	3	—	—
Marketing commitments	N/A	**	51	26	25	—	—

Total contractual obligations	$67,514		$286,386	$12,268	$19,254	$17,749	$237,115

Liabilities for unrecognized tax benefits in the amount of $11 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.

*	Liability amounts are those reported on the consolidated balance sheet as of December 31, 2009.
**	Not applicable

The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2009. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $61.5 billion at December 31, 2009, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

The distribution of payments due in less than one year for long-term debt consists of 39.4 billion yen for our Samurai notes ($428 million at the December 31, 2009, exchange rate) that are due in July 2010. We plan to use existing cash to redeem these notes. See Note 7 of the Notes to the Consolidated Financial Statements for more information.

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

Consolidated Cash Flows by Activity

(In millions)	2009	2008	2007
Operating activities	$6,161	$4,965	$4,656
Investing activities	(5,476)	(4,283)	(3,654)
Financing activities	699	(1,383)	(655)
Exchange effect on cash and cash equivalents	(2)	79	13

Net change in cash and cash equivalents	$1,382	$(622)	$360

Operating Activities

Consolidated cash flow from operations increased 24% in 2009, compared with 2008. The following table summarizes operating cash flows by source for the years ended December 31.

Net Cash Provided by Operating Activities

(In millions)	2009	2008	2007
Aflac Japan	$5,177	$4,225	$3,573
Aflac U.S. and other operations	984	740	1,083

Total	$6,161	$4,965	$4,656

The increase in Aflac Japan operating cash flows during 2009 was due primarily to the strengthening of the yen against the U.S. dollar. Despite an overall increase in 2009, Aflac U.S. operating cash flows have been reduced by the payout of lump-sum return-of-premium benefits to policyholders on a closed block of U.S. cancer insurance business. These benefit payouts began in 2008 and will conclude in 2012. We paid out $152 million in 2009 and $63 million in 2008, and we anticipate paying out an additional $213 million over the next three years.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

Net Cash Used by Investing Activities

(In millions)	2009	2008	2007
Aflac Japan	$(5,156)	$(3,874)	$(3,231)
Aflac U.S. and other operations	(320)	(409)	(423)

Total	$(5,476)	$(4,283)	$(3,654)

The increase in Aflac Japan cash used by investing activities during 2009 was due primarily to the return of $1.2 billion in cash that we were holding as cash collateral for loaned securities in our short-term security lending arrangements.

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 12% of the annual average investment portfolio of debt and perpetual securities available for sale during the year ended December 31, 2009, compared with 4% for the years ended December 31, 2008, and 2007. This increase in 2009 was due primarily to a bond-swap program that we executed to generate investment gains to take advantage of tax loss carryforwards.

Financing Activities

Consolidated cash provided by financing activities was $699 million in 2009, compared with consolidated cash used by financing activities of $1.4 billion in 2008 and $655 million in 2007. In April

2009, we redeemed our $450 million senior notes and settled the related cross-currency, interest rate swaps that were used to convert the original dollar-denominated debt obligation into yen. In May 2009, the Parent Company issued $850 million in senior notes that are due in May 2019, and in December 2009, also issued $400 million in senior notes that are due in December 2039. In July 2009, the Parent Company executed a 10 billion yen loan that is due in July 2015. In August 2009, the Parent Company executed a 5 billion yen loan that is due in August 2015. Cash returned to shareholders through dividends was $524 million in 2009, compared with cash returned to shareholders through dividends and treasury stock purchases of $1.9 billion in 2008 and $979 million in 2007.

During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

In July 2010, 39.4 billion yen (approximately $428 million using the December 31, 2009, exchange rate) of our Samurai notes will mature. We plan to use existing cash to pay off these notes.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2009.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2009	2008	2007
Treasury stock purchases	$10	$1,490	$606

Number of shares purchased:
Open market	—	23,201	11,073
Other	264	146	559

Total shares purchased	264	23,347	11,632

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2009	2008	2007
Stock issued from treasury	$17	$32	$47

Number of shares issued	1,043	2,001	2,723

During 2009, we did not repurchase shares of our common stock in the open market. In 2008, under share repurchase authorizations from our board of directors, we purchased 23.2 million shares of our common stock in the open market, funded with internal capital. The total 23.2 million shares was comprised of 12.5 million shares purchased through an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) and 10.7 million shares purchased through Goldman, Sachs & Co. (GS&Co.). See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

As of December 31, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares available for purchase were comprised of 2.4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares from a board authorization in 2008. We will closely monitor global financial markets and our capital position before we commit to further share repurchases.

Cash dividends paid to shareholders in 2009 of $1.12 per share increased 16.7% over 2008. The 2008 dividend paid of $.96 per share increased 20.0% over 2007. The following table presents the sources of dividends to shareholders for the years ended December 31.

(In millions)	2009	2008	2007
Dividends paid in cash	$524	$434	$373
Dividends declared but not paid	(131)	131	(91)
Dividends through issuance of treasury shares	—	20	19

Total dividends to shareholders	$393	$585	$301

In February 2010, the board of directors declared the first quarter 2010 cash dividend of $.28 per share. The dividend is payable on March 1, 2010, to shareholders of record at the close of business on February 16, 2010.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. The Nebraska insurance department imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid by Aflac to the Parent Company. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency.

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was 479% as of December 31, 2009. Our RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2009, our total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by $953 million and $1.6 billion, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of December 31, 2009, Aflac Japan’s solvency margin ratio was 885.5%, which significantly exceeds regulatory minimums. See the Japanese Regulatory Environment section of this MD&A for a discussion of proposed changes to the calculation of the solvency margin ratio.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2009	2008	2007
Aflac Japan management fees paid to Parent Company	$26	$26	$32
Expenses allocated to Aflac Japan	37	36	33
Aflac Japan profit remittances to Aflac U.S. in dollars	230	598	567

Aflac Japan profit remittances to Aflac U.S. in yen	20.0	64.1	67.8

Aflac Japan remitted less profit to Aflac U.S. in 2009 to support its solvency margin ratio.

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements.

Rating Agencies

Aflac is rated AA- by S&P, Aa2 (Excellent) by Moody’s, and A+ (Superior) by A.M. Best for financial strength and AA- by R&I for insurance claims paying ability. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A- by S&P, A2 by Moody’s and A by R&I. S&P, Moody’s and A.M. Best have classified Aflac’s credit outlook as negative, consistent with their outlook on the insurance industry. R&I has classified Aflac’s credit outlook as stable.

Other

For information regarding commitments and contingent liabilities, see Note 13 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7, of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The shareholders and board of directors of Aflac Incorporated:

We have audited Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

February 26, 2010

Report of Independent Registered Public Accounting Firm

The shareholders and board of directors of Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia

February 26, 2010

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

(In millions, except for share and per-share amounts)	2009	2008	2007
Revenues:
Premiums, principally supplemental health insurance	$16,621	$14,947	$12,973
Net investment income	2,765	2,578	2,333
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,387)	(753)	(23)
Other-than-temporary impairment losses recognized in other comprehensive income	26	—	—

Other-than-temporary impairment losses realized	(1,361)	(753)	(23)
Sales and redemptions	149	(254)	51

Total realized investment gains (losses)	(1,212)	(1,007)	28
Other income	80	36	59

Total revenues	18,254	16,554	15,393

Benefits and expenses:
Benefits and claims	11,308	10,499	9,285
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	942	775	640
Insurance commissions	1,568	1,460	1,331
Insurance expenses	1,977	1,743	1,491
Interest expense	72	29	27
Other operating expenses	152	134	120

Total acquisition and operating expenses	4,711	4,141	3,609

Total benefits and expenses	16,019	14,640	12,894

Earnings before income taxes	2,235	1,914	2,499

Income tax expense:
Current	830	636	548
Deferred	(92)	24	317

Total income taxes	738	660	865

Net earnings	$1,497	$1,254	$1,634

Net earnings per share:
Basic	$3.21	$2.65	$3.35
Diluted	3.19	2.62	3.31

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,552	473,405	487,869
Diluted	469,063	478,815	493,971

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

December 31,

(In millions)	2009	2008
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $37,633 in 2009 and $36,034 in 2008)	$36,781	$35,012
Perpetual securities (amortized cost $7,554 in 2009 and $9,074 in 2008)	7,263	8,047
Equity securities (cost $22 in 2009 and $24 in 2008)	24	27
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $25,828 in 2009 and $23,084 in 2008)	26,687	24,436
Other investments	114	87
Cash and cash equivalents	2,323	941

Total investments and cash	73,192	68,550
Receivables	764	920
Accrued investment income	649	650
Deferred policy acquisition costs	8,533	8,237
Property and equipment, at cost less accumulated depreciation	593	597
Other	375	377

Total assets	$84,106	$79,331

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

December 31,

(In millions, except for share and per-share amounts)	2009	2008
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$61,501	$59,310
Unpaid policy claims	3,270	3,118
Unearned premiums	926	874
Other policyholders’ funds	3,548	2,917

Total policy liabilities	69,245	66,219
Notes payable	2,599	1,721
Income taxes	1,653	1,201
Payables for return of cash collateral on loaned securities	483	1,733
Other	1,709	1,818
Commitments and contingent liabilities (Note 13)

Total liabilities	75,689	72,692

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2009 and 2008; issued 661,209 shares in 2009 and 660,035 shares in 2008	66	66
Additional paid-in capital	1,228	1,184
Retained earnings	12,410	11,306
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	776	750
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than- temporarily impaired	(624)	(1,211)
Unrealized gains (losses) on other-than-temporarily impaired securities	(16)	—

Total unrealized gains (losses) on investment securities	(640)	(1,211)
Pension liability adjustment	(107)	(121)
Treasury stock, at average cost	(5,316)	(5,335)

Total shareholders’ equity	8,417	6,639

Total liabilities and shareholders’ equity	$84,106	$79,331

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

(In millions, except for per-share amounts)	2009	2008	2007
Common stock:
Balance, beginning of period	$66	$66	$66

Balance, end of period	66	66	66

Additional paid-in capital:
Balance, beginning of period	1,184	1,054	895
Exercise of stock options	11	44	74
Share-based compensation	35	40	39
Gain on treasury stock reissued	(2)	46	46

Balance, end of period	1,228	1,184	1,054

Retained earnings:
Balance, beginning of period	11,306	10,637	9,304
Net earnings	1,497	1,254	1,634
Dividends to shareholders ($.84 per share in 2009, $1.24 per share in 2008, and $.615 per share in 2007)	(393)	(585)	(301)

Balance, end of period	12,410	11,306	10,637

Accumulated other comprehensive income:
Balance, beginning of period	(582)	934	1,426
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	26	621	75
Change in unrealized gains (losses) on investment securities during period, net of income taxes:
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	587	(2,085)	(576)
Change in unrealized gains (losses) on other-than- temporarily impaired investment securities, net of income taxes	(16)	—	—

Total change in unrealized gains (losses) on investment securities during period, net of income taxes	571	(2,085)	(576)
Pension liability adjustment during period, net of income taxes	14	(52)	9

Balance, end of period	29	(582)	934

Treasury stock:
Balance, beginning of period	(5,335)	(3,896)	(3,350)
Purchases of treasury stock	(10)	(1,490)	(606)
Cost of shares issued	29	51	60

Balance, end of period	(5,316)	(5,335)	(3,896)

Total shareholders’ equity	$8,417	$6,639	$8,795

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

(In millions)	2009	2008	2007
Cash flows from operating activities:
Net earnings	$1,497	$1,254	$1,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	406	(10)	(176)
Increase in deferred policy acquisition costs	(358)	(462)	(454)
Increase in policy liabilities	3,019	3,235	3,194
Change in income tax liabilities	139	(271)	421
Realized investment (gains) losses	1,212	1,007	(28)
Other, net	246	212	65

Net cash provided by operating activities	6,161	4,965	4,656

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	4,798	897	1,261
Fixed maturities matured or called	1,976	1,496	1,552
Perpetual securities sold	595	484	194
Equity securities sold	2	—	—
Securities held to maturity:
Fixed maturities matured or called	212	247	45
Perpetual securities matured or called	—	—	140
Costs of investments acquired:
Securities available for sale:
Fixed maturities	(7,521)	(4,042)	(3,848)
Equity securities	(2)	—	—
Securities held to maturity:
Fixed maturities	(4,167)	(3,973)	(2,920)
Purchase of subsidiary	(83)	—	—
Cash received as collateral on loaned securities, net	(1,214)	670	(23)
Other, net	(72)	(62)	(55)

Net cash used by investing activities	$(5,476)	$(4,283)	$(3,654)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

(In millions)	2009	2008	2007
Cash flows from financing activities:
Purchases of treasury stock	$(10)	$(1,490)	$(606)
Proceeds from borrowings	1,405	—	242
Principal payments under debt obligations	(560)	(5)	(247)
Dividends paid to shareholders	(524)	(434)	(373)
Change in investment-type contracts, net	364	471	210
Treasury stock reissued	17	32	47
Other, net	7	43	72

Net cash provided (used) by financing activities	699	(1,383)	(655)

Effect of exchange rate changes on cash and cash equivalents	(2)	79	13

Net change in cash and cash equivalents	1,382	(622)	360
Cash and cash equivalents, beginning of period	941	1,563	1,203

Cash and cash equivalents, end of period	$2,323	$941	$1,563

Supplemental disclosures of cash flow information:
Income taxes paid	$627	$765	$416
Interest paid	61	27	26
Impairment losses included in realized investment losses	1,361	753	23
Noncash financing activities:
Capitalized lease obligations	2	3	1
Dividends declared	—	131	—
Treasury stock issued for:
Associate stock bonus	7	43	38
Shareholder dividend reinvestment	—	20	19
Share-based compensation grants	4	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(In millions)	2009	2008	2007
Net earnings	$1,497	$1,254	$1,634

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period	65	164	(8)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(342)	(4,078)	(848)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	1,217	926	(28)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives during period	—	(2)	(1)
Pension liability adjustment during period	22	(81)	14

Total other comprehensive income (loss) before income taxes	962	(3,071)	(871)
Income tax expense (benefit) related to items of other comprehensive income (loss)	351	(1,555)	(379)

Other comprehensive income (loss), net of income taxes	611	(1,516)	(492)

Total comprehensive income (loss)	$2,108	$(262)	$1,142

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries Notes to the Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 73% of the Company’s total revenues in 2009, 72% in 2008 and 71% in 2007. The percentage of the Company’s total assets attributable to Aflac Japan was 85% at December 31, 2009, and 87% at December 31, 2008.

During the fourth quarter of 2009, the Parent Company closed its $100 million purchase of Continental American Insurance Group, Inc. (CAIG), which includes its wholly owned subsidiary CAIC. Subsequent to the closing, CAIG merged into Continental American Group, LLC, a limited liability company wholly owned by CAIC. As a result of the merger, CAIC became directly wholly owned by the Parent Company. CAIC, headquartered in Columbia, South Carolina, equips Aflac U.S. with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. The purchase business combination resulted in the recognition of $97 million of net assets at fair value. An immaterial amount of intangible assets, including goodwill, was recognized as part of the business combination.

Basis of Presentation

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2009.

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars.

We have designated the yen-denominated Uridashi and Samurai notes and yen-denominated loans issued by the Parent Company as a hedge of our investment in Aflac Japan (see the section in this note titled, “Derivatives and Hedging”). Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are recorded through other comprehensive income and are included in accumulated other comprehensive income.

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

Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings.

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

Amortized cost of debt and perpetual securities is based on our purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of debt and perpetual securities we purchase at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.

Our investments in qualified special purpose entities (QSPEs) are accounted for as fixed-maturity or perpetual securities. All of our investments in QSPEs are held in our available-for-sale portfolio. See the New Accounting Pronouncements section of Note 1 for a discussion of changes to the accounting for these investments effective January 1, 2010.

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

Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the process includes evaluating, among other factors, the length of time and the extent to which amortized cost exceeds fair value, the financial condition, operations, credit and liquidity posture, and future prospects of the issuer as well as our intent or need to dispose of the security prior to recovery of its fair value to amortized cost. This process is not exact and requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s amortized cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate.

In periods prior to 2009, if, after monitoring and analyses, management believed that a decline in fair value was other than temporary, we adjusted the amortized cost of the security to fair value and reported a realized loss in the consolidated statements of earnings. Subsequent to the adoption of updated accounting guidance on impairments in 2009, our accounting policy changed. If, after monitoring and analyses, management believes that fair value will not recover to amortized cost prior to the disposal of the security, we recognize an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two separate components: the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. We automatically recognize a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit are charged to earnings in the event we intend to sell the security prior to the recovery of its amortized cost or if it is more likely than not that we would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income.

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions where the resulting contract is substantially unchanged, the policy is accounted for as a continuation of the replaced contract. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions that result in a policy that is not substantially unchanged are accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy that was replaced are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for deferred acquisition costs.

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

For internal replacements that are determined to not be substantially unchanged, policy liabilities related to the original policy that was replaced are immediately released, and policy liabilities are established for the new insurance contract.

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

Derivatives and Hedging: We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2009, our only outstanding stand-alone derivative contracts were interest rate swaps related to our 20 billion yen variable interest rate Uridashi notes (see Notes 4 and 7).

From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract and held at fair value on the consolidated statements of financial position, with changes in fair value reported in earnings.

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

Until April 2009, we designated our cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. We included the fair value of the cross-currency swaps in either other assets or other liabilities on the balance sheet. We reported the changes in fair value of the foreign currency portion of our cross-currency swaps in other comprehensive income. Changes in the fair value of the interest rate component are reflected in other income in the consolidated statements of earnings.

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

See the New Accounting Pronouncements section of Note 1 for a discussion of changes in accounting for derivative instruments associated with our investments in QSPEs and variable interest entities (VIEs).

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Employers’ disclosures about postretirement benefit plan assets: In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. We adopted this guidance as of December 31, 2009. The adoption did not have an impact on our financial position or results of operations.

Accounting Standards Codification: In June 2009, the FASB issued guidance that eliminates the hierarchy of authoritative accounting and reporting guidance on nongovernmental GAAP and replaces it with a single authoritative source, the FASB Accounting Standards Codification™ (ASC). Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the ASC, will remain as authoritative GAAP for SEC registrants. The ASC affects the way in which users refer to GAAP and perform accounting research, but does not change GAAP. We adopted the provisions of this guidance as of September 30, 2009. The adoption did not have an impact on our financial position or results of operations.

Subsequent events: In May 2009, the FASB issued accounting guidance on subsequent events which establishes standards for the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This update requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. This update prohibits companies from recognizing in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance sheet date, but requires information about those events to be disclosed if the financial statements would otherwise be misleading. We adopted this new guidance as of June 30, 2009. The adoption did not have an impact on our financial position or results of operations.

Fair value measurements and disclosures: In April 2009, the FASB issued accounting guidance on fair value measurements and disclosures which provides information on how to determine the fair value of assets and liabilities in the current economic environment and re-emphasizes that the objective of a fair value measurement remains an exit price. This guidance provides factors to consider when determining whether there has been a significant decrease in the volume and level of activity in the market for an asset or liability as well as provides factors for companies to consider in identifying transactions that are not orderly. This guidance also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value in accordance with GAAP when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. We adopted this guidance as of March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.

Recognition and presentation of other-than-temporary impairments: In April 2009, the FASB issued accounting guidance that modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. In accordance with this new guidance, the intention to sell a security and the expectation regarding the recovery of the entire amortized cost basis of a security governs the recognition of other-than-temporary impairment losses. This guidance also modifies the presentation of other-than-temporary impairment losses in financial statements and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. We adopted this guidance as of March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.

In January 2009, the FASB issued accounting guidance on impairments. This guidance applies to all entities with certain beneficial interests in securitized financial assets. It amends the impairment model on beneficial interests held by a transferor in securitized financial assets, to be similar to the impairment model of debt and equity securities. In determining other-than-temporary impairments on the aforementioned interests, this guidance permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due, in addition to the former policy of reliance on market participant assumptions about future cash flows. We adopted this guidance as of December 31, 2008. The adoption did not have a material impact on our financial position or results of operations.

Disclosures about derivative instruments and hedging activities: In March 2008, the FASB issued accounting guidance on derivatives and hedging. This guidance establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. It expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with GAAP, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, this new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this new guidance as of January 1, 2009. The adoption did not have an effect on our financial position or results of operations.

Disclosures about transfers of financial assets and interests in variable interest entities: In December 2008, the FASB issued accounting guidance on transfers of financial assets and interests in variable interest entities. This guidance pertains to disclosures only, improving the transparency of transfers of financial assets and an enterprise’s involvement with VIEs, including QSPEs. The additional required disclosures related to asset transfers primarily focus on the transferor’s continuing involvement with transferred financial assets and the related risks retained. This guidance also requires additional disclosures that focus on a company’s involvement with VIEs and its judgments about the accounting for them. In addition, it requires certain nontransferor public enterprises to disclose details about QSPEs with which they are involved. We adopted the provisions of this new guidance as of December 31, 2008. The adoption did not have an impact on our financial position or results of operations.

Accounting for deferred acquisition costs: In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued accounting guidance on deferred acquisition costs in connection with modifications or exchanges of insurance contracts. It provides accounting guidance on internal replacements of insurance and investment contracts other than those specifically described in the accounting guidance issued by the FASB regarding accounting and reporting by insurance enterprises for certain long-duration contracts and for realized gains and losses from the sale of investments. We adopted the provisions of this guidance effective January 1, 2007. We have determined that certain of our policy modifications in both the United States and Japan that were previously accounted for as a continuation of existing coverage will be considered internal replacements that are substantially changed as contemplated by this new guidance and will be accounted for as the extinguishment of the affected policies and the issuance of new contracts. The adoption of this guidance increased net earnings in 2007 by $6 million, or $.01 per diluted share, and was insignificant to our financial position and results of operations.

Accounting Pronouncements Pending Adoption

Fair value measurements and disclosures: In January 2010, the FASB issued amended accounting guidance on fair value disclosures. This guidance requires new disclosures about transfers in and out of fair value hierarchy Levels 1 and 2. This portion of the guidance is effective for interim and annual periods beginning after December 15, 2009. This guidance also requires the activity in Level 3 for purchases, sales, issuances, and settlements to be reported on a gross, rather than net, basis. This portion of the guidance is effective for interim and annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have any impact on our financial position or results of operations.

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for VIEs and transfers of financial assets. This guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of QSPEs; establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. This accounting guidance is effective for fiscal years beginning after November 15, 2009, and early application is prohibited.

As a result of implementing this new accounting guidance on January 1, 2010, we will be required to consolidate certain of the former QSPEs and VIEs with which we are currently involved. We do not believe there are any VIEs that we will be required to deconsolidate on January 1, 2010.

As of December 31, 2009, we had beneficial interests in QSPEs with a total amortized cost of $4.4 billion, which we will begin consolidating effective January 1, 2010. Our beneficial interests in the former QSPEs are structured as debt investments, which we have classified as available for sale. We are the only beneficial interest holder in the QSPEs and our risk of loss over the life of these investments is limited to the amount of our original investment. These investments are primarily structured as reverse dual-currency investments whereby the principal payments are denominated in yen and the periodic coupon payments are denominated in dollars. The underlying assets of each QSPE includes a debt or hybrid instrument and a derivative transaction (swap) that swaps all or a portion of the cash flows from the debt/hybrid instrument into yen, the functional currency of Aflac Japan. The QSPE operates in accordance with a set of governing documents and all of the critical activities are entirely predefined.

We also have interests in VIEs with a total amortized cost of $3.0 billion, of which $496 million we will be required to consolidate as a result of this new accounting guidance. Many of these VIEs that we will begin consolidating are structured as collateralized debt obligations (CDOs) that combine highly rated underlying assets as collateral with a credit default swap (CDS) linked to a portfolio of reference assets. These structures produce an investment security that consists of multiple asset tranches with varying levels of subordination within the VIE. We currently own only senior CDO tranches within these VIEs. The underlying collateral assets and funding of these VIEs are generally static in nature, and these VIEs are limited to holding the underlying collateral and CDS contracts and utilizing the cash flows from the collateral and CDS contracts.

Upon the initial consolidation of the VIEs and QSPEs on January 1, 2010, the assets, liabilities, and noncontrolling interests of the VIEs and QSPEs will be recorded at their carrying values, which is the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the consolidated financial statements when we first met the conditions to be the primary beneficiary. For any of the former QSPEs and VIEs that are required to be consolidated, we also considered whether any of the derivatives in these structures qualify on January 1, 2010, as a cash flow hedge of the changes in cash flows attributable to foreign currency and/or interest rate risk. Certain of the swaps may not qualify for hedge accounting since the swap has a fair value on January 1, 2010. Other swaps may not qualify for hedge accounting since they increase, rather than reduce, cash flow risk.

The estimated impact of consolidating these VIEs and former QSPEs as of January 1, 2010, includes three components. The first component is the valuation differences associated with the underlying securities and derivatives included in the former QSPE structures. Prior to the consolidation of these

QSPEs, we utilized a pricing model to value our beneficial interests and did not separately consider the fair value of the individual assets included within the structure. The cumulative impact of these valuation adjustments will be recorded in other comprehensive income or retained earnings depending on whether the valuation adjustment is associated with the underlying debt securities and whether the derivative qualifies as a cash flow hedge.

Another portion of the impact of consolidation is related to the currency translation adjustments that were previously recognized for our beneficial interests in the VIEs and QSPEs that were yen-denominated. Since some of the underlying assets in the VIEs and QSPEs are dollar-denominated, the previously recognized currency translation adjustment will be reversed and any amortization/accretion of discount/premium recognized as a cumulative impact through retained earnings.

The final portion relates to the fair value of CDSs included in the CDOs that had been designated as held to maturity. Under U.S. GAAP, these credit default swaps will be recorded at fair value as a cumulative effect adjustment through retained earnings. The CDSs are not eligible for hedge accounting.

The following table summarizes the estimated after-tax consolidation impact:

(In millions)	Total Shareholders’ Equity
Cumulative valuation adjustments	$157 *
Currency translation adjustments	(295)
Credit default swaps	(73)

Total	$(211)

*	Includes $54 in realized gains which represents the effective portion of derivatives that qualify for and are designated as cash flow hedges on January 1, 2010

For additional information concerning our investments in QSPEs and VIEs, see Note 3.

SEC Guidance

On October 14, 2008, the SEC issued a letter to the FASB addressing questions raised by various interested parties regarding declines in the fair value of perpetual preferred securities, or so-called “hybrid securities,” and the assessment of those declines under existing accounting guidelines for other-than-temporary impairments. In its letter, the SEC recognized that hybrid securities are often structured in equity form but generally possess significant debt-like characteristics. The SEC also recognized that existing accounting guidance does not specifically address the impact, if any, of the debt-like characteristics of these hybrid securities on the assessment of other-than-temporary impairments.

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

We maintain investments in subordinated financial instruments, or hybrid securities. Within this class of investments, we own perpetual securities. These perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuers’ equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term rate of interest of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance. We believe this interest step-up penalty has the effect of creating an economic maturity date for our perpetual securities. We accounted for and reported perpetual securities as debt securities and classified them as both available-for-sale and held-to-maturity securities until the third quarter of 2008.

We concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model for periods prior to June 30, 2008, as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after-tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008. Included in the $191 million other-than-temporary impairment charge is $40 million, $53 million, $50 million, and $38 million, net of tax, that relate to the years ended December 31, 2007, 2006, 2005 and 2004, respectively; and, $10 million, net of tax, that relates to the quarter ended June 30, 2008. There were no impairment charges related to the perpetual securities in the first quarter of 2008. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. Consistent with the previously mentioned SEC letter regarding the appropriate impairment model for hybrid securities, we have applied our debt security impairment model to our perpetual securities in periods subsequent to June 30, 2008, with the exception of certain securities that are rated below investment grade and are therefore being evaluated under our equity impairment model. We will continue with this approach pending further guidance from the SEC or the FASB.

Recent accounting guidance not discussed above is not applicable or did not have an impact to our business.

2. BUSINESS SEGMENT AND FOREIGN INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. As discussed in Note 1, in the fourth quarter of 2009 we purchased CAIG which includes its wholly owned subsidiary CAIC. CAIC is included in the Aflac U.S. business segment effective October 1, 2009.

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

(In millions)	2009	2008	2007
Revenues:
Aflac Japan:
Earned premiums:
Cancer	$6,406	$5,718	$4,937
Medical and other health	4,110	3,547	2,928
Life insurance	1,662	1,409	1,172
Net investment income	2,265	2,053	1,801
Other income	43	15	27

Total Aflac Japan	14,486	12,742	10,865

Aflac U.S.:
Earned premiums:
Accident/disability	2,012	1,941	1,785
Cancer	1,245	1,197	1,114
Other health	989	958	885
Life insurance	198	176	152
Net investment income	499	505	500
Other income	10	10	10

Total Aflac U.S.	4,953	4,787	4,446

Other business segments	51	38	37

Total business segments	19,490	17,567	15,348
Realized investment gains (losses)	(1,212)	(1,007)	28
Corporate	137	85	116
Intercompany eliminations	(161)	(91)	(99)

Total revenues	$18,254	$16,554	$15,393

(In millions)	2009	2008	2007
Pretax earnings:
Aflac Japan	$2,800	$2,250	$1,821
Aflac U.S.	776	745	692
Other business segments	—	(1)	—

Total business segments	3,576	2,994	2,513
Interest expense, noninsurance operations	(73)	(26)	(21)
Corporate and eliminations	(68)	(42)	(25)

Pretax operating earnings	3,435	2,926	2,467
Realized investment gains (losses)	(1,212)	(1,007)	28
Impact from ASC 815	(4)	(5)	4
Gain on extinguishment of debt	16	—	—

Total earnings before income taxes	$2,235	$1,914	$2,499

Income taxes applicable to pretax operating earnings	$1,158	$1,015	$854
Effect of foreign currency translation on operating earnings	124	111	(11)

Assets as of December 31 were as follows:

(In millions)	2009	2008
Assets:
Aflac Japan	$71,639	$69,141
Aflac U.S.	11,779	9,679
Other business segments	142	166

Total business segments	83,560	78,986
Corporate	11,261	8,716
Intercompany eliminations	(10,715)	(8,371)

Total assets	$84,106	$79,331

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2009	2008	2007
Statements of Earnings:
Weighted-average yen/dollar exchange rate	93.49	103.46	117.93
Yen percent strengthening (weakening)	10.7%	14.0%	(1.4)%
Exchange effect on net earnings (millions)	$55	$55	$(10)

	2009	2008
Balance Sheets:
Yen/dollar exchange rate at December 31	92.10	91.03
Yen percent strengthening (weakening)	(1.2)%	25.4%
Exchange effect on total assets (millions)	$(799)	$13,312
Exchange effect on total liabilities (millions)	(778)	13,180

Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. We have designated the Parent Company’s yen-denominated notes payable as a hedge of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at December 31 (translated at end-of-period exchange rates):

(In millions)	2009	2008
Aflac Japan net assets	$6,736	$5,944
Aflac Japan dollar-denominated net assets	(4,000)	(3,416)

Aflac Japan yen-denominated net assets	2,736	2,528
Parent Company yen-denominated net liabilities	(962)	(1,876)

Consolidated yen-denominated net assets subject to foreign currency translation fluctuations	$1,774	$652

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 11 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2009	2008	2007
Management fees	$26	$26	$32
Allocated expenses	37	36	33
Profit repatriation	230	598	567

Total transfers from Aflac Japan	$293	$660	$632

Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $128 million (11.8 billion yen) at December 31, 2009, compared with $161 million (14.6 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

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

(In millions)	2009	2008	2007
Property and equipment:
Land	$153	$146	$120
Buildings	501	505	403
Equipment	293	265	244

Total property and equipment	947	916	767
Less accumulated depreciation	354	319	271

Net property and equipment	$593	$597	$496

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums. At December 31, 2009, $397 million, or 52.0% of total receivables, were related to Aflac Japan’s operations, compared with $527 million, or 57.3%, at December 31, 2008.

3. INVESTMENTS

Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Fixed-maturity securities	$2,413	$2,204	$1,936
Perpetual securities	367	375	372
Equity securities and other	3	3	2
Short-term investments and cash equivalents	6	22	45

Gross investment income	2,789	2,604	2,355
Less investment expenses	24	26	22

Net investment income	$2,765	$2,578	$2,333

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,710	$405	$174	$11,941
Mortgage- and asset-backed securities	549	13	—	562
Public utilities	2,284	145	79	2,350
Collateralized debt obligations	165	97	24	238
Sovereign and supranational	833	28	96	765
Banks/financial institutions	5,248	144	784	4,608
Other corporate	6,401	112	714	5,799

Total yen-denominated	27,190	944	1,871	26,263

Dollar-denominated:
U.S. government and agencies	221	3	7	217
Municipalities	519	4	28	495
Mortgage- and asset-backed securities*	586	9	78	517
Collateralized debt obligations	24	7	2	29
Public utilities	1,587	123	42	1,668
Sovereign and supranational	353	48	9	392
Banks/financial institutions	2,668	75	259	2,484
Other corporate	4,485	339	108	4,716

Total dollar-denominated	10,443	608	533	10,518

Total fixed maturities	37,633	1,552	2,404	36,781

Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,964	311	604	6,671
Other corporate	291	28	—	319
Dollar-denominated:
Banks/financial institutions	299	30	56	273

Total perpetual securities	7,554	369	660	7,263

Equity securities	22	4	2	24

Total securities available for sale	$45,209	$1,925	$3,066	$44,068

*	Includes $25 of other-than-temporary non-credit-related losses

	2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$217	$6	$—	$223
Municipalities	281	1	4	278
Mortgage- and asset-backed securities	167	2	6	163
Collateralized debt obligations	109	—	14	95
Public utilities	5,235	180	138	5,277
Sovereign and supranational	4,248	161	143	4,266
Banks/financial institutions	11,775	140	984	10,931
Other corporate	4,455	142	104	4,493

Total yen-denominated	26,487	632	1,393	25,726

Dollar-denominated:
Collateralized debt obligations	200	—	98	102

Total dollar-denominated	200	—	98	102

Total securities held to maturity	$26,687	$632	$1,491	$25,828

	2008
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,153	$988	$16	$12,125
Mortgage- and asset-backed securities	491	8	—	499
Public utilities	2,282	188	17	2,453
Collateralized debt obligations	253	6	—	259
Sovereign and supranational	943	37	126	854
Banks/financial institutions	4,667	81	686	4,062
Other corporate	6,183	155	576	5,762

Total yen-denominated	25,972	1,463	1,421	26,014

Dollar-denominated:
U.S. government and agencies	266	6	1	271
Municipalities	119	1	14	106
Mortgage- and asset-backed securities	738	7	189	556
Collateralized debt obligations	53	—	37	16
Public utilities	1,337	34	165	1,206
Sovereign and supranational	366	44	9	401
Banks/financial institutions	2,910	107	529	2,488
Other corporate	4,273	182	501	3,954

Total dollar-denominated	10,062	381	1,445	8,998

Total fixed maturities	36,034	1,844	2,866	35,012

Perpetual securities:
Yen-denominated:
Banks/financial institutions	8,400	187	1,091	7,496
Other corporate	294	13	—	307
Dollar-denominated:
Banks/financial institutions	380	—	136	244

Total perpetual securities	9,074	200	1,227	8,047

Equity securities	24	5	2	27

Total securities available for sale	$45,132	$2,049	$4,095	$43,086

	2008
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$220	$17	$—	$237
Mortgage- and asset-backed securities	75	1	1	75
Collateralized debt obligations	403	—	295	108
Public utilities	3,951	168	66	4,053
Sovereign and supranational	3,582	93	132	3,543
Banks/financial institutions	12,291	147	1,195	11,243
Other corporate	3,714	145	84	3,775

Total yen-denominated	24,236	571	1,773	23,034

Dollar-denominated:
Collateralized debt obligations	200	—	150	50

Total dollar-denominated	200	—	150	50

Total securities held to maturity	$24,436	$571	$1,923	$23,084

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 4.

During 2009, we reclassified 12 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. At the time of transfer, the securities had an aggregate amortized cost of $1.3 billion and an aggregate unrealized loss of $548 million.

During 2008, Lehman Brothers Special Financing Inc. (LBSF), the swap counterparty under four of our CDO debt securities, filed for bankruptcy protection along with certain of its affiliates (including Lehman Brothers Holdings Inc., the guarantor of LBSF’s obligations relating to the CDOs). We transferred these CDOs from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the default by LBSF under the swaps. In connection with the transfer, we took an impairment charge primarily related to the foreign currency component of three of these CDOs totaling $20 million ($13 million after-tax). This impairment charge was included in realized investment losses during 2008. At the time of the transfer and after impairment charges, these CDO debt securities had a total amortized cost of $245 million and an unrealized gain of $3 million. The unrealized gain related to the only CDO of the four that was not impaired. In the fourth quarter of 2009, we redeemed these four CDO securities and received the underlying collateral assets.

We transferred four other debt securities from the held-to-maturity portfolio to the available-for-sale portfolio during 2008 as a result of significant deterioration in the issuers’ creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $268 million and an aggregate unrealized loss of $131 million.

During 2007, we reclassified an investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant deterioration in the issuer’s creditworthiness. At the date of transfer, this debt security had an amortized cost of $169 million and an unrealized loss of $8 million. The investment was subsequently sold at a realized gain of $12 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2009, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$624	$632	$5	$5
Due after one year through five years	5,384	5,840	279	309
Due after five years through 10 years	2,433	2,594	790	883
Due after 10 years	21,464	20,007	5,403	5,317
Mortgage- and asset-backed securities	883	879	250	198

Total fixed maturities available for sale	$30,788	$29,952	$6,727	$6,712

Held to maturity:
Due after one year through five years	$1,595	$1,643	$200	$102
Due after five years through 10 years	2,554	2,853	—	—
Due after 10 years	22,171	21,067	—	—
Mortgage- and asset-backed securities	167	163	—	—

Total fixed maturities held to maturity	$26,487	$25,726	$200	$102

At December 31, 2009, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $118 million at amortized cost and $117 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

As previously described in Note 1, our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than equity securities. Although these securities have no contractual maturity, the interest coupons that were fixed at issuance subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2009, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$109	$111	$—	$—
Due after one year through five years	1,060	1,177	—	—
Due after five years through 10 years	1,543	1,691	5	4
Due after 10 years through 15 years	—	—	—	—
Due after 15 years	4,603	4,062	234	218

Total perpetual securities available for sale	$7,315	$7,041	$239	$222

Investment Concentrations

Our investment discipline begins with a top-down approach for each investment opportunity we consider. Consistent with that approach, we first approve each country in which we invest. In our approach to sovereign analysis, we consider the political, legal and financial context of the sovereign entity in which an issuer is domiciled and operates. Next we approve the issuer’s industry sector, including such factors as the stability of results and the importance of the sector to the overall economy. Specific credit names within approved countries and industry sectors are evaluated for their market positions and specific strengths and potential weaknesses. Structures in which we invest are chosen for specific portfolio management purposes, including asset/liability management, portfolio diversification and net investment income.

Investment exposures that individually exceeded 10% of shareholders’ equity as of December 31 were as follows:

	2009			2008
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government	AA	$11,167	$11,375	AA	$10,604	$11,533
Israel Electric Corp.	BBB	889	869	BBB	902	902
Republic of Tunisia	BBB	868	862	BBB	880	909
HSBC Holdings PLC**	*	*	*	AA	856	860
HBOS PLC**	*	*	*	AA	686	611
Republic of South Africa	*	*	*	BBB	674	727

*	Less than 10% of shareholders’ equity at reporting date
**	For this issuer, we own more than one security with different ratings.

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at December 31, 2009, based on amortized cost, was: Europe, excluding the United Kingdom (48%); United States (20%); United Kingdom (8%); Japan (9%); and other (15%).

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2009		2008
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$19,691	28%	$19,868	28%
Fair value	18,023	26	17,793	27

Perpetual Securities:
Upper Tier II:
Amortized cost	$ 4,909	7%	$ 6,238	9%
Fair value	4,938	7	5,960	9
Tier I:
Amortized cost	2,354	3	2,542	4
Fair value	2,006	3	1,780	3

Total:
Amortized cost	$26,954	38%	$28,648	41%
Fair value	24,967	36	25,533	39

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2009	2008	2007
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$258	$10	$40
Gross losses from sales	(18)	(265)	(6)
Net gains (losses) from redemptions	1	3	17
Impairment losses	(630)	(298)	(22)
Held to maturity:
Impairment losses	—	(75)	—
Net gains (losses) from redemptions	1	—	—

Total debt securities	(388)	(625)	29

Perpetual securities:
Available for sale:
Gross gains from sales	4	—	—
Gross losses from sales	(101)	—	—
Impairment losses	(729)	(379)	—
Held to maturity:
Gross gains from sales	—	5	—

Total perpetual securities	(826)	(374)	—

Equity securities:
Impairment losses	(2)	(1)	(1)

Total equity securities	(2)	(1)	(1)

Other long-term assets	4	(7)	—

Total realized investment gains (losses)	$(1,212)	$(1,007)	$28

In 2009, we realized pretax investment losses of $1,361 million ($884 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses of $101 million ($66 million after-tax) from the exchange of two of our Lloyd’s Banking Group plc perpetual security investments. We exchanged our investment in Lloyds TSB Bank plc yen-denominated, Upper Tier II perpetual securities into yen-denominated, Lower Tier II fixed-maturity securities. We also exchanged our holdings of Bank of Scotland plc yen-denominated, Upper Tier II perpetual securities into yen-denominated, Lower Tier II fixed-maturity securities. The losses were partially offset by pretax investment gains of $250 million ($162 million after-tax) that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

In 2008, we realized pretax investment losses of $753 million ($489 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses, net of gains, of $254 million ($166 million after-tax) from securities sold or redeemed in the normal course of business.

In 2007, we realized pretax investment losses of $23 million ($15 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment gains, net of losses, of $51 million ($34 million after-tax) from securities sold or redeemed in the normal course of business.

Other-than-temporary Impairment

The fair value of our debt and perpetual security investments fluctuates based on changes in credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the general and specific credit environment and global market liquidity. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Therefore, we consider such declines in fair value to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances, which includes but is not limited to the following:

—	issuer financial condition, including profitability and cash flows

—	credit status of the issuer

—	the issuer’s specific and general competitive environment

—	published reports

—	general economic environment

—	regulatory, legislative and political environment

—	the severity of the decline in fair value

—	the length of time the fair value is below cost

—	other factors as may become available from time to time

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings may be subject to the risk of nationalization of their issuers in connection with capital injections from an issuer’s sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer’s capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and build capital. In addition to the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could impair the fair value of the securities and increase our regulatory capital requirements. We take factors such as these into account in our credit review process.

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

The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment using our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2009	2008	2007
Perpetual securities	$729	$379	$—
Corporate bonds	458	160	20
Collateralized debt obligations	148	213	—
Collateralized mortgage obligations	24	—	2
Equity securities	2	1	1

Total other-than-temporary impairments	$1,361	$753	$23

As more fully discussed in the SEC Guidance section of Note 1, we apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During 2009, the perpetual securities of seven issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity impairment model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $729 million ($474 million after-tax) during 2009.

During our review of certain CMOs, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded a portion of the reduction in fair value below amortized cost was due to non-credit factors, which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $24 million ($15 million after-tax) during 2009. We recorded an unrealized loss in other comprehensive income of $26 million ($17 million after-tax) during 2009 for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors. We recorded an unrealized gain of $1 million in other comprehensive income for some of these CMOs to reflect the change in fair value subsequent to their other-than-temporary impairment recognized earlier in the year.

The other-than-temporary impairment losses recognized during 2009, of which a portion was transferred to other comprehensive income, related only to the other-than-temporary impairment of certain of our investments in CMOs. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes credit-related impairment losses on securities for which other-than-temporary losses were recognized during 2009 and only the amount related to credit loss was recognized in earnings.

(In millions)	2009
Balance of credit loss impairments, beginning of period	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	24
Credit losses for which an other-than-temporary impairment was previously recognized	—

Balance of credit loss impairments, end of period	$24

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2009	2008	2007
Changes in unrealized gains (losses):
Debt securities:
Available for sale	$170	$(2,134)	$(838)
Transferred to held to maturity	(31)	(165)	(35)
Perpetual securities:
Available for sale	736	(850)	—
Equity securities	(1)	(3)	(3)

Total change in unrealized gains (losses)	$874	$(3,152)	$(876)

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 were as follows:

(In millions)	2009	2008
Unrealized gains (losses) on securities available for sale	$(1,141)	$(2,046)
Unamortized unrealized gains on securities transferred to held to maturity	148	179
Deferred income taxes	356	659
Other	(3)	(3)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(640)	$(1,211)

Gross Unrealized Loss Aging

The following tables show the fair value and gross unrealized losses, including the portion of other-than-temporary impairment recognized in accumulated other comprehensive income, of our available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2009
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$175	$7	$112	$3	$63	$4
Japan government and agencies:
Yen-denominated	5,760	174	5,456	153	304	21
Municipalities:
Dollar-denominated	378	28	322	11	56	17
Yen-denominated	223	4	223	4	—	—
Mortgage- and asset- backed securities:
Dollar-denominated	338	78	78	3	260	75
Yen-denominated	54	6	35	—	19	6
Collateralized debt obligations:
Dollar-denominated	117	100	—	—	117	100
Yen-denominated	181	38	—	—	181	38
Public utilities:
Dollar-denominated	465	42	200	10	265	32
Yen-denominated	3,290	217	592	37	2,698	180
Sovereign and supranational:
Dollar-denominated	92	9	43	3	49	6
Yen-denominated	2,331	239	948	31	1,383	208
Banks/financial institutions:
Dollar-denominated	1,325	259	305	14	1,020	245
Yen-denominated	10,306	1,768	807	313	9,499	1,455
Other corporate:
Dollar-denominated	1,393	108	535	13	858	95
Yen-denominated	6,084	818	1,643	93	4,441	725

Total fixed maturities	32,512	3,895	11,299	688	21,213	3,207

Perpetual securities:
Dollar-denominated	181	56	—	—	181	56
Yen-denominated	3,117	604	373	28	2,744	576

Total perpetual securities	3,298	660	373	28	2,925	632

Equity securities	6	2	3	1	3	1

Total	$35,816	$4,557	$11,675	$717	$24,141	$3,840

	2008
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$77	$1	$76	$1	$1	$—
Japan government and agencies:
Yen-denominated	803	16	309	5	494	11
Municipalities:
Dollar-denominated	69	14	28	1	41	13
Mortgage- and asset- backed securities:
Dollar-denominated	406	189	284	138	122	51
Yen-denominated	26	1	—	—	26	1
Collateralized debt obligations:
Dollar-denominated	60	188	56	162	4	26
Yen-denominated	101	295	75	145	26	150
Public utilities:
Dollar-denominated	812	165	566	106	246	59
Yen-denominated	2,376	83	184	2	2,192	81
Sovereign and supranational:
Dollar-denominated	106	9	101	9	5	—
Yen-denominated	1,780	257	571	71	1,209	186
Banks/financial institutions:
Dollar-denominated	1,528	529	830	212	698	317
Yen-denominated	10,458	1,881	2,128	152	8,330	1,729
Other corporate:
Dollar-denominated	2,166	501	1,178	241	988	260
Yen-denominated	4,342	660	420	29	3,922	631

Total fixed maturities	25,110	4,789	6,806	1,274	18,304	3,515

Perpetual securities:
Dollar-denominated	235	136	70	46	165	90
Yen-denominated	4,284	1,091	830	89	3,454	1,002

Total perpetual securities	4,519	1,227	900	135	3,619	1,092

Equity securities	8	2	5	1	3	1

Total	$29,637	$6,018	$7,711	$1,410	$21,926	$4,608

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the year ended December 31, 2009, with the exception of certain CMOs discussed in the previous section. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

At December 31, 2009, 74% of securities in the municipalities sector and 39% of securities in the mortgage- and asset-backed securities sector in an unrealized loss position were investment grade, compared with 53% and 100%, respectively, at the end of 2008. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

Collateralized Debt Obligation (CDO) Investments

As of December 31, 2009, 12% of our CDO investments in an unrealized loss position was investment grade, compared with 100% at the end of 2008. We have determined that these unrealized losses were primarily the result of widening credit spreads. The widening credit spreads in the CDO sector have been fueled by continued deterioration of the creditworthiness of the CDS reference credit entities underlying the CDO contracts and an overall contraction of market liquidity (demand) for CDO investments in all capital markets. As more fully described in our discussion regarding our investment in variable interest entities below, we only invested in the senior tranches of CDO structures. The subordinated tranches of our CDOs absorb the majority of the risk of loss, if any, arising from the CDS contracts underlying our CDOs. As a part of our credit analysis process, we obtain CDS default and default recovery probability statistics from published market sources. We use these default and default recovery statistics to project the number of defaults our CDOs can withstand before our CDO investment would be impaired. In addition to our review of default and default recovery statistics, we also assess the credit quality of the collateral underlying our CDOs.

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

Bank and Financial Institution Investments

The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses at December 31.

	2009		2008
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	33%	44%	41%	40%
Perpetual securities:
Upper Tier II	5	5	9	8
Tier I	4	10	6	12

Total perpetual securities	9	15	15	20

Total	42%	59%	56%	60%

The valuation and pricing pressures from certain structured investment securities throughout 2008 and in the first half of 2009, more notably the bank and financial institution sector’s exposure to the well-publicized structured investment vehicles (SIVs), coupled with their exposure to the continued weakness in the housing sector in the UK, Europe and the United States, led to significant write-downs of asset values and capital pressure. In the second half of 2009, the valuation of credit securities improved. To reduce capital pressure, banks and other financial institutions have sought to enhance their capital positions through exchanges and tender offers. In addition, national governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. Should capital markets deteriorate, more of these banks and financial institutions may need various forms of government support. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Few nationalizations have occurred to date, and the governments have generally stood behind the classes of investments that we own.

As of December 31, 2009, 75% of our investments in the bank and financial institution sector in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of December 31, 2009, 58% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 70% at the end of 2008. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

At December 31, 2009, 92% of our total investments in perpetual securities in an unrealized loss position was investment grade, compared with 96% at December 31, 2008. The decrease in investment-grade securities was related to downgrades of investments we own. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of December 31, 2009, were as follows:

Perpetual Securities

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$1,074	$1,121	$47
	A	2,514	2,552	38
	BBB	774	780	6
	BB	838	803	(35)

Total Upper Tier II		5,200	5,256	56

Tier I:
	AA	329	255	(74)
	A	1,308	1,027	(281)
	BBB	275	208	(67)
	BB or lower	442	517	75

Total Tier I		2,354	2,007	(347)

Total		$7,554	$7,263	$(291)

With the exception of the Icelandic bank securities that we completely impaired in 2008 and our Tier I Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at December 31, 2009), all of the perpetual securities we own were current on interest and principal payments at December 31, 2009. Based on amortized cost as of December 31, 2009, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (68%); the United Kingdom (14%); Japan (14%); and Australia (4%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

We have determined that the majority of our unrealized losses in the perpetual security category was principally due to widening credit spreads, largely as the result of the contraction of liquidity in the capital markets. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that our investments in this sector have the ability to service their obligations to us.

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)

As part of our investment activities, we own investments in QSPEs and VIEs. The following table details our investments in these vehicles as of December 31.

Investments in Qualified Special Purpose Entities

and Variable Interest Entities

	2009			2008
(In millions)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
QSPEs:
Total QSPEs	$4,405	*	$4,089	$4,458	*	$4,372

VIEs:
Consolidated:
Total VIEs consolidated	$1,809		$1,522	$1,842		$1,392

Not consolidated:
CDOs	498		464	908		433
Other	727		689	517		499

Total VIEs not consolidated	1,225		1,153	1,425		932

Total VIEs	$3,034	**	$2,675	$3,267	**	$2,324

*	Total QSPEs represent 6.1% of total debt and perpetual securities in 2009 and 6.4% in 2008.
**	Total VIEs represent 4.2% of total debt and perpetual securities in 2009 and 4.7% in 2008.

QSPEs

We have no equity interests in any of the QSPEs in which we invest, nor do we have control over these entities. Therefore, our loss exposure is limited to the cost of our investment. See Note 1 for a discussion of changes in accounting for our QSPEs under the provisions of amended FASB guidance, effective for us on January 1, 2010.

VIEs

Under accounting guidance in effect on December 31, 2009, we evaluate our involvement with VIEs at inception to determine our beneficial interests in the VIE and, accordingly, our beneficiary status. As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE. We would re-evaluate our beneficiary status should a reconsideration event occur. According to GAAP, reconsideration events include changes to a VIE’s design or structure, contractual arrangements, and/or its equity at risk. Due to the static nature of these VIEs and our protective rights entered into as a condition of investing in the VIEs, there are few, if any, scenarios that would constitute a reconsideration event in our VIEs. To date, we have not had any reconsideration events in any of our VIEs. If we determine that we own less than 50% of the variable interest created by a VIE, we are not considered to be a primary beneficiary of the VIE and therefore are not required to consolidate the VIE.

Our involvement with all of the VIEs in which we have an interest is passive in nature, and we are not the arranger of these entities. Except as relates to our review and evaluation of the structure of these VIEs in the normal course of our investment decision-making process, we have not been involved in establishing these entities. We have not been nor are we required to purchase the securities issued in the future by any of these VIEs.

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

Our risk of loss related to our interests in any of our VIEs is limited to our investment in the debt securities issued by them.

VIEs – Consolidated

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

VIEs – Not Consolidated

We also have interests in VIEs that we are not required to consolidate as reflected in the above table. Included in the VIEs that we do not consolidate are CDOs issued through VIEs originated by third parties. These VIEs combine highly rated underlying assets as collateral for the CDOs with CDSs to produce an investment security that consists of multiple asset tranches with varying levels of subordination within the VIE.

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

Consistent with other debt and perpetual securities we own, we are exposed to credit losses within these CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. Based on our statistical models, each of the VIEs can sustain a reasonable number of defaults in the underlying CDS pools with no loss to our CDO investments.

While we may own a significant portion of the securities issued by these VIEs, we have determined that we do not participate in the majority of the variable interests created by the VIE. We also confirm with the arranging investment banks that the variable interests in which we do not retain an interest are issued to third parties unrelated to the arranging investment bank. Because we participate in less than 50% of the variable interests created by these VIEs, we are not the primary beneficiary and are therefore not required to consolidate these VIEs.

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

The remaining VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We invest in less than 50% of the security interests issued by these VIEs and therefore participate in less than 50% of the variable interests created by them. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them.

The categories, ratings and weighted-average lives of the assets held by the non-consolidated VIEs that we own as of December 31, 2009, are reflected in the table below.

Category	CDO Amortized Cost (In millions)	Weighted- Average Life	Moody’s Rating	S&P Rating	Fitch Rating
Floating Rate Credit Card ABS	$364	4.62	Aaa	AAA	AAA
Floating Rate Guaranteed Investment Contracts (GIC)	5	7.50	Aa3	AAA	AA
Floating Rate Note (Rabobank)	20	7.00	Aaa	AAA	AA+
Japan National Government	109	8.75	Aa2	AA	AA-

Total	$498

See Note 1 for a discussion of our evaluation of our VIEs for consolidation under the provisions of the amended FASB guidance on accounting for VIEs, effective for us on January 1, 2010. We do not anticipate any impact on debt covenants, capital ratios, credit ratings or dividends as a result of consolidating any of the VIEs we own. In the event that we incur losses on the debt securities issued by these VIEs, the impact on debt covenants, capital ratios, credit ratings or dividends would be no different than the impact from losses on any of the other debt securities we own.

Securities Lending and Pledged Securities

We lend fixed-maturity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or cash received as collateral be 102% or more of the fair value of the loaned securities. The following table presents our security loans outstanding and the corresponding collateral held as of December 31:

(In millions)	2009	2008
Security loans outstanding, fair value	$467	$1,679
Cash collateral on loaned securities	483	1,733

All security-lending agreements are callable by us at any time.

At December 31, 2009, debt securities with a fair value of $14 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

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

During 2009 and 2008, we noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We continually assess the reasonableness of the pricing data we receive by comparing it to historical results. In addition to historical comparisons, we evaluate the reasonableness of the pricing data in light of current market trends and events. The final pricing data used to determine fair values is based on management’s judgment.

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

The following tables present the fair value hierarchy levels of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31.

	2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$10,178	$1,980	$—	$12,158
Municipalities	—	495	—	495
Mortgage- and asset-backed securities	—	1,017	62	1,079
Public utilities	35	3,486	497	4,018
Collateralized debt obligations	—	—	267	267
Sovereign and supranational	—	864	293	1,157
Banks/financial institutions	—	5,852	1,240	7,092
Other corporate	13	9,254	1,248	10,515

Total fixed maturities	10,226	22,948	3,607	36,781

Perpetual securities:
Banks/financial institutions	—	5,503	1,441	6,944
Other corporate	—	319	—	319

Total perpetual securities	—	5,822	1,441	7,263

Equity securities	15	—	9	24

Total assets	$10,241	$28,770	$5,057	$44,068

Liabilities:
Interest rate swaps	$—	$3	$—	$3

Total liabilities	$—	$3	$—	$3

	2008
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$10,182	$2,214	$—	$12,396
Municipalities	—	106	—	106
Mortgage- and asset-backed securities	—	1,020	35	1,055
Public utilities	—	3,157	502	3,659
Collateralized debt obligations	116	140	19	275
Sovereign and supranational	—	994	260	1,254
Banks/financial institutions	—	5,674	876	6,550
Other corporate	—	8,819	898	9,717

Total fixed maturities	10,298	22,124	2,590	35,012

Perpetual securities:
Banks/financial institutions	—	7,328	412	7,740
Other corporate	—	307	—	307

Total perpetual securities	—	7,635	412	8,047

Equity securities	18	5	4	27

Total assets	$10,316	$29,764	$3,006	$43,086

Liabilities:
Cross-currency and interest rate swaps	$—	$158	$—	$158

Total liabilities	$—	$158	$—	$158

Approximately 42% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

The fair value of approximately 51% of our Level 2 investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.

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

The fair value of our swap contracts is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest rates, duration, counterparty credit risk and our own credit rating.

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

Level 3 Rollforward

The following tables present the changes in our available-for-sale securities classified as Level 3 for the years ended December 31.

	2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases and Settlements	Transfers Into and/or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held*
Fixed maturities:
Mortgage- and asset-backed securities	$35	$—	$(1)	$31	$(3)	$62	$—
Public utilities	502	—	(14)	—	9	497	—
Collateralized debt obligations	19	(140)	275	(14)	127	267	(148)
Sovereign and supranational	260	—	33	—	—	293	—
Banks/financial institutions	876	(75)	194	(243)	488	1,240	—
Other corporate	898	—	150	—	200	1,248	—

Total fixed maturities	2,590	(215)	637	(226)	821	3,607	(148)

Perpetual securities:
Banks/financial institutions	412	(426)	510	—	945	1,441	(427)

Total perpetual securities	412	(426)	510	—	945	1,441	(427)

Equity securities	4	—	(1)	—	6	9	—

Total	$3,006	$(641)	$1,146	$(226)	$1,772	$5,057	$(575)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2009.

	2008
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases and Settlements	Transfers Into and/or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held*
Fixed maturities:
Mortgage- and asset-backed securities	$13	$1	$1	$—	$20	$35	$—
Public utilities	—	—	(24)	—	526	502	—
Collateralized debt obligations	76	(56)	(10)	6	3	19	(37)
Sovereign and supranational	—	—	—	—	260	260	—
Banks/financial institutions	20	(2)	(2)	40	820	876	(2)
Other corporate	—	—	(11)	—	909	898	—

Total fixed maturities	109	(57)	(46)	46	2,538	2,590	(39)

Perpetual securities:
Banks/financial institutions	—	—	—	—	412	412	—

Total perpetual securities	—	—	—	—	412	412	—

Equity securities	3	—	1	—	—	4	—

Total	$112	$(57)	$(45)	$46	$2,950	$3,006	$(39)

*	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2008.

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

During the year ended December 31, 2009, we transferred investments totaling $1.8 billion into Level 3 as a result of credit downgrades of the respective securities to below investment grade. During the year ended December 31, 2008, we transferred investments totaling $3.0 billion into Level 3, which consisted primarily of below-investment-grade investments, callable RDC investments and certain of our private placement securities.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2009		2008
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$63,468	$62,609	$59,448	$58,096
Perpetual securities	7,263	7,263	8,047	8,047
Equity securities	24	24	27	27
Liabilities:
Notes payable (excluding capitalized leases)	2,593	2,683	1,713	1,561
Cross-currency and interest rate swaps*	3	3	158	158
Obligation to Japanese policyholder protection corporation	128	128	161	161

*	Cross-currency swaps expired in April 2009

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $14.8 billion at December 31, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(746)	+50 bps	$(755)	+50 bps	$(24)
-50 bps	801	-50 bps	813	-50 bps	18

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $24.2 billion at December 31, 2009. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,475)	+50 bps	$(1,609)	+50 bps	$(410)
-50 bps	1,520	-50 bps	1,702	-50 bps	396

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

Derivatives and Hedging

We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. See Note 1 for a discussion of our accounting policy for derivatives and hedging and for a discussion of changes in accounting for derivative instruments associated with our investments in QSPEs and VIEs.

Derivative Hedges

Until April 2009, we had outstanding cross-currency interest rate swap agreements related to our $450 million senior notes (see Note 7). We had designated the foreign currency component of these cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. The interest rate component of the swaps did not qualify for hedge accounting, therefore the change in fair value of the interest rate component was reflected in net earnings. The notional amounts and terms of the swaps matched the principal amount and terms of the senior notes. We entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by economically converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $450 million liability into a 55.6 billion yen liability, and we reduced our interest rate from 6.5% in dollars to 1.67% in yen. The net investment hedge was effective from its inception through the first quarter of 2009. We therefore reported the change in fair value of the foreign currency portion of our cross-currency swaps in other comprehensive income during that period of time. In April 2009, our cross-currency swap agreements expired in conjunction with the maturity of the corresponding senior notes (see Note 7). At the beginning of the second quarter of 2009 and prior to their expiration, we de-designated these swaps as a hedge of our net investment in Aflac Japan. Upon de-designation and until the swaps expired, we recorded the change in fair value of the foreign currency portion of the cross-currency swaps in net earnings (other income). See further discussion below.

We have interest rate swap agreements on the 20 billion yen variable interest rate Uridashi notes (see Note 7). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income as long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings (other income). This hedge was effective during each of the years in the three-year period ended December 31, 2009, therefore there was no impact on net earnings.

The components of the fair value of the cross-currency and interest rate swap agreements were reflected as an asset or (liability) in the balance sheet as follows:

(In millions)	2009	2008
Interest rate component	$(3)	$2
Foreign currency component	—	(164)
Accrued interest component	—	4

Total fair value of cross-currency and interest rate swaps	$(3)	$(158)

The cross-currency swaps expired in April 2009, at which time we settled the foreign exchange liability balance of $106 million for these swaps with the applicable swap counterparties.

The following is a reconciliation of the foreign currency component of the cross-currency swaps included in accumulated other comprehensive income for the years ended December 31.

(In millions)	2009	2008	2007
Balance, beginning of period	$(164)	$(47)	$(17)
Increase (decrease) in fair value of cross-currency swaps	51	(122)	(26)
Interest rate component not qualifying for hedge accounting reclassified to net earnings	—	5	(4)

Balance, end of period	$(113)	$(164)	$(47)

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

The change in fair value of the interest rate swaps, included in accumulated other comprehensive income, was immaterial during each of the years in the three-year period ended December 31, 2009.

Our exposure to credit risk in the event of nonperformance by counterparties to our derivatives as of December 31, 2009, was immaterial.

Nonderivative Hedges

During each of the years in the three-year period ended December 31, 2009, we designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 7) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan.

5.	DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred were $1.30 billion in 2009, compared with $1.24 billion in 2008 and $1.09 billion in 2007. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2009		2008
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,644	$2,593	$4,269	$2,385
Capitalization	787	513	658	578
Amortization	(523)	(419)	(405)	(370)
Foreign currency translation and other	(62)	—	1,122	—

Balance, end of year	$5,846	$2,687	$5,644	$2,593

Commissions deferred as a percentage of total acquisition costs deferred were 76% in both 2009 and 2008 and 74% in 2007.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 43% in both 2009 and 2008 and 44% in 2007. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2009	2008	2007
Advertising expense:
Aflac Japan	$106	$86	$83
Aflac U.S.	107	118	95

Total advertising expense	$213	$204	$178

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2009	2008	2007
Depreciation expense	$60	$57	$51
Other amortization expense	21	17	14

Total depreciation and other amortization expense*	$81	$74	$65

*	Aflac Japan accounted for $46 in 2009, $43 in 2008 and $37 in 2007.

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2009	2008	2007
Lease and rental expense:
Aflac Japan	$72	$68	$51
Aflac U.S.	8	9	8
Other	1	1	—

Total lease and rental expense	$81	$78	$59

6.	POLICY LIABILITIES

Policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 89% and 5% of total policy liabilities at December 31, 2009, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2009	2008	Year of Issue	In 20 Years
Health insurance:
Japan:	2005 – 2009	$798	$527	1.5 – 2.75%	1.5 – 2.75%
	1999 – 2009	10,815	9,558	3.0	3.0
	1997 – 1999	3,438	3,415	3.5	3.5
	1995 – 1996	372	367	4.0	4.0
	1994 – 1996	4,927	4,908	4.5	4.5
	1987 – 1994	21,563	21,734	5.25 – 5.5	5.25 – 5.5
	1978 – 1986	5,084	5,233	6.5 – 6.75	5.5
	1974 – 1979	939	1,015	7.0	5.0

U.S.:	2005 – 2009	1,935	1,562	5.5	5.5
	1998 – 2004	1,122	1,048	7.0	7.0
	1988 – 2004	940	1,016	8.0	6.0
	1986 – 2004	1,349	1,405	6.0	6.0
	1985 – 1986	24	25	6.5	6.5
	1981 – 1986	196	203	7.0	5.5
	Other	28	30

Life insurance:
Japan:	2007 – 2009	402	197	2.75	2.75
	2006 – 2009	462	301	2.5	2.5
	2001 – 2009	904	746	1.65 – 1.85	1.65 – 1.85
	1999 – 2009	1,660	1,592	3.0	3.0
	1997 – 2009	782	779	3.5	3.5
	1994 – 1996	1,173	1,177	4.0	4.0
	1985 – 1993	2,401	2,316	5.25 – 5.65	5.25 – 5.65

U.S.:	1956 – 2009	187	156	4.0 – 6.0	4.0 – 6.0

Total		$61,501	$59,310

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.5% in 2009 and 4.6% in both 2008 and 2007; and for U.S. policies, 6.1% in both 2009 and 2008 and 6.2% in 2007.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2009	2008	2007
Unpaid supplemental health claims, beginning of year	$2,959	$2,332	$2,293

Add claims incurred during the year related to:
Current year	6,864	6,127	5,225
Prior years	(398)	(253)	(401)

Total incurred	6,466	5,874	4,824

Less claims paid during the year on claims incurred during:
Current year	4,683	4,177	3,600
Prior years	1,618	1,476	1,257

Total paid	6,301	5,653	4,857

Effect of foreign exchange rate changes on unpaid claims	(19)	406	72

Unpaid supplemental health claims, end of year	3,105	2,959	2,332
Unpaid life claims, end of year	165	159	123

Total liability for unpaid policy claims	$3,270	$3,118	$2,455

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.

7.	NOTES PAYABLE

A summary of notes payable as of December 31 follows:

(In millions)	2009		2008
8.50% senior notes due May 2019	$850		$—
6.90% senior notes due December 2039	396	*	—
6.50% senior notes paid April 2009	—		450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	163		165
2.26% notes due September 2016 (principal amount 8 billion yen in 2009 and 10 billion yen in 2008)	87		110
Variable interest rate notes due September 2011 (.78% at December 2009, principal amount 20 billion yen)	217		220
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 39.4 billion yen in 2009 and 40 billion yen in 2008)	428		439
1.87% notes due June 2012 (principal amount 26.6 billion yen in 2009 and 30 billion yen in 2008)	289		329
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	109		—
3.00% loan due August 2015 (principal amount 5 billion yen)	54		—
Capitalized lease obligations payable through 2015	6		8

Total notes payable	$2,599		$1,721

*	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In April 2009, we used internally generated cash flow to pay off our $450 million senior notes upon their maturity. In May 2009, we issued $850 million of senior notes that pay interest semi-annually and have a 10-year maturity. In December 2009, we issued $400 million of senior notes that pay interest semi-annually and have a 30-year maturity. Each issuance of senior notes in 2009 was done through a U.S. public debt offering. The notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

In July 2009, the Parent Company executed a 10 billion yen loan (approximately $109 million using the December 31, 2009, exchange rate) at an interest rate of 3.60%. Interest on the loan is payable semiannually, and the loan has a six-year maturity. In August 2009, the Parent Company executed a 5 billion yen loan (approximately $54 million using the December 31, 2009, exchange rate) at an interest rate of 3.00%. Interest on the loan is payable semiannually, and the loan has a six-year maturity.

The Parent Company issued yen-denominated Samurai notes totaling 30 billion yen in June 2007 and 40 billion yen in July 2005. These Samurai notes each have five-year maturities. Each series of Samurai notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons.

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

During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We extinguished 2.0 billion yen (par value) of our Uridashi notes due September 2016 at a cost of 1.4 billion yen, yielding a gain of .6 billion yen. We extinguished 3.4 billion yen (par value) of our Samurai notes due June 2012 at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. We extinguished .6 billion yen (par value) of our Samurai notes due July 2010 at a cost of .5 billion yen, yielding a gain of .1 billion yen. Through these transactions, we realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income. We did not extinguish any debt during the second half of 2009.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2009, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2010	$428	$3	$431
2011	380	2	382
2012	289	1	290
2013	—	—	—
2014	—	—	—
Thereafter	1,500	—	1,500

Total	$2,597	$6	$2,603

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2009. No events of default or defaults occurred during 2009 and 2008.

8.	INCOME TAXES

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total
2009:
Current	$565	$265	$830
Deferred	62	(154)	(92)

Total income tax expense	$627	$111	$738

2008:
Current	$409	$227	$636
Deferred	109	(85)	24

Total income tax expense	$518	$142	$660

2007:
Current	$450	$98	$548
Deferred	222	95	317

Total income tax expense	$672	$193	$865

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2009	2008	2007
Income taxes based on U.S. statutory rates	$782	$670	$875
Utilization of foreign tax credit	(29)	(27)	(23)
Nondeductible expenses	11	11	11
Other, net	(26)	6	2

Income tax expense	$738	$660	$865

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2009	2008	2007
Statements of earnings	$738	$660	$865

Other comprehensive income:
Change in unrealized foreign currency translation gains (losses) during period	39	(457)	(82)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	728	(716)	(291)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(424)	(353)	(10)
Pension liability adjustment during period	8	(29)	5

Total income tax expense (benefit) allocated to other comprehensive income	351	(1,555)	(378)

Additional paid-in capital (exercise of stock options)	(3)	(16)	(51)

Total income taxes	$1,086	$(911)	$436

Changes in unrealized foreign currency translation gains/losses included a deferred income tax expense of $14 million in 2009, compared with a deferred income tax benefit of $329 million in 2008 and $55 million in 2007.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2009	2008
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,422	$2,356
Difference in tax basis of investment in Aflac Japan	369	—
Other basis differences in investment securities	—	112
Premiums receivable	149	155
Policy benefit reserves	751	735

Total deferred income tax liabilities	3,691	3,358

Deferred income tax assets:
Depreciation	109	128
Policyholder protection corporation obligation	27	48
Difference in tax basis of investment in Aflac Japan	—	172
Other basis differences in investment securities	426	—
Unfunded retirement benefits	44	44
Other accrued expenses	64	65
Unrealized losses on investment securities	700	1,189
Policy and contract claims	83	106
Unrealized exchange loss on yen-denominated notes payable	124	184
Deferred compensation	118	131
Capital loss carryforwards	188	76
Other	505	229

Total deferred income tax assets	2,388	2,372

Net deferred income tax liability	1,303	986
Current income tax liability	350	215

Total income tax liability	$1,653	$1,201

A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. In prior years, we established valuation allowances primarily for alternative minimum tax credit and non-life operating loss carryforwards that exceeded projected future offsets. As of December 31, 2009, no valuation allowances were required. Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $17 million expiring in 2029, and no tax credit carryforwards available at December 31, 2009. The Company has capital loss carryforwards of $537 million available to offset capital gains, of which $7 million expires in 2011, $213 million expires in 2013 and $317 million expires in 2014.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2006 are no longer subject to examination. During the year, we settled an examination by the IRS in the U.S. for tax years 2006 and 2007. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2009		2008
Balance, beginning of year	$57	*	$50	*
Additions for tax positions of prior years	1		18
Settlements	(37)		—
Reductions for tax positions of prior years	(4)		(11)

Balance, end of year	$17	*	$57	*

*	Amounts do not include tax deductions of $6 at December 31, 2009, $20 at December 31, 2008, and $18 at January 1, 2008.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2009, are $16 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $56 million at December 31, 2008. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2009, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $1 million in interest and penalties in 2009, compared with $5 million in 2008 and $3 million in 2007. The Company has accrued approximately $11 million for the payment of interest and penalties as of December 31, 2009, compared with $37 million a year ago.

As of December 31, 2009, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2009	2008	2007
Common stock – issued:
Balance, beginning of year	660,035	658,604	655,715
Exercise of stock options and issuance of restricted shares	1,174	1,431	2,889

Balance, end of year	661,209	660,035	658,604

Treasury stock:
Balance, beginning of year	193,420	172,074	163,165
Purchases of treasury stock:
Open market	—	23,201	11,073
Other	264	146	559
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(355)	(1,523)	(1,400)
Exercise of stock options	(556)	(413)	(1,206)
Other	(132)	(65)	(117)

Balance, end of year	192,641	193,420	172,074

Shares outstanding, end of year	468,568	466,615	486,530

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2009	2008	2007
Anti-dilutive share-based awards	9,603	2,179	1,695

The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2009	2008	2007
Weighted-average outstanding shares used for calculating basic EPS	466,552	473,405	487,869
Dilutive effect of share-based awards	2,511	5,410	6,102

Weighted-average outstanding shares used for calculating diluted EPS	469,063	478,815	493,971

Share Repurchase Program: During 2009, we did not repurchase shares of our common stock in the open market. In 2008, under share repurchase authorizations from our board of directors, we purchased 23.2 million shares of our common stock, funded with internal capital. The total 23.2 million shares was comprised of 12.5 million shares purchased through an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) and 10.7 million shares purchased through Goldman, Sachs & Co. (GS&Co.).

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

As of December 31, 2009, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors for purchase in 2008.

Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

10.	SHARE-BASED TRANSACTIONS

As of December 31, 2009, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2009, approximately 18.0 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table presents the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2009	2008	2007
Earnings from continuing operations	$38	$42	$42
Earnings before income taxes	38	42	42
Net earnings	27	29	29

Net earnings per share:
Basic	$.06	$.06	$.06
Diluted	.06	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $8.89 for 2009, compared with $17.21 for 2008 and $16.06 in 2007. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2009	2008	2007
Expected term (years)	6.6	7.0	7.4
Expected volatility	32.0%	25.0%	25.0%
Annual forfeiture rate	1.6	.8	.8
Risk-free interest rate	3.2	3.5	4.7
Dividend yield	1.3	1.3	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2006	20,106	$30.48
Granted in 2007	1,244	49.35
Canceled in 2007	(133)	43.64
Exercised in 2007	(4,640)	20.94

Outstanding at December 31, 2007	16,577	34.46
Granted in 2008	1,703	59.78
Canceled in 2008	(146)	44.69
Exercised in 2008	(1,798)	25.91

Outstanding at December 31, 2008	16,336	37.95
Granted in 2009	2,220	26.74
Canceled in 2009	(161)	35.62
Exercised in 2009	(1,978)	26.13

Outstanding at December 31, 2009	16,417	$37.89

(In thousands of shares)	2009	2008	2007
Shares exercisable, end of year	12,523	12,382	12,653

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009.

(In thousands of shares)	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99 – $23.23	3,238	4.8	$22.59	1,626	$23.10
23.65 – 31.71	3,376	2.7	29.62	3,371	29.62
31.73 – 40.43	3,745	5.1	39.32	3,289	39.28
40.61 – 47.25	3,224	6.4	44.69	3,027	44.73
47.33 – 62.18	2,749	7.8	55.27	1,205	53.54
62.41 – 67.67	85	8.3	65.76	5	67.45

$14.99 – $67.67	16,417	5.3	$37.89	12,523	$37.28

The aggregate intrinsic value represents the difference between the company’s closing stock price of $46.25 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding or exercisable as of that date. As of December 31, 2009, the aggregate intrinsic value of stock options outstanding was $165 million, with a weighted-average remaining term of 5.3 years. The aggregate intrinsic value of stock options exercisable at that same date was $122 million, with a weighted-average remaining term of 4.2 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2009	2008	2007
Total intrinsic value of options exercised	$34	$59	$154
Cash received from options exercised	22	38	52
Tax benefit realized as a result of options exercised and restricted stock releases	15	23	51

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2006	613	$43.84
Granted in 2007	391	48.43
Canceled in 2007	(21)	45.88
Vested in 2007	(9)	42.06

Restricted stock at December 31, 2007	974	45.65
Granted in 2008	302	61.00
Canceled in 2008	(17)	52.86
Vested in 2008	(262)	39.95

Restricted stock at December 31, 2008	997	51.68
Granted in 2009	579	23.79
Canceled in 2009	(15)	39.97
Vested in 2009	(342)	47.30

Restricted stock at December 31, 2009	1,219	$39.81

As of December 31, 2009, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $18 million, of which $8 million (588 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

11.	STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Aflac’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NEDOI). The NEDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company’s solvency under Nebraska insurance law. The National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual, (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NEDOI has the right to permit other specific practices which deviate from prescribed practices. Aflac has been given explicit permission by the Director of the NEDOI for three such permitted practices. These permitted practices, which do not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company’s risk-based capital calculation, are as follows:

—

Aflac has reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan’s sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

—

Aflac utilizes book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP. As of December 31, 2009 and 2008, the underlying separate account assets had unrealized losses of $98 million and $150 million, respectively.

—

In 2009, Aflac was granted permission to utilize the services of two Japanese rating agencies – Rating and Investment Information, Incorporated (R&I) and Japan Credit Rating Agency, Limited (JCR) – for rating Aflac’s investment holdings in Tohoku Electric Power Company Incorporated (Tohoku). The securities issued by Tohoku are no longer rated by an NAIC Acceptable Rating Organization (ARO), causing NAIC rating downgrades only due to lack of coverage by these organizations. For 2009, there was no impact on surplus due to unrealized losses for this permitted practice as the fair value of these investments exceeds book/adjusted carrying value. There was also no impact on surplus from the calculation of the Asset Valuation Reserve (AVR) on these investments due to the large amount of realized capital losses already in the calculation.

A reconciliation of the Company’s capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2009	2008
Capital and surplus, Nebraska state basis	$5,768	$4,601
State Permitted Practice:
Refundable lease deposits—Japan	(46)	(49)
Separate Account Funding Agreements	(98)	(150)

Capital and surplus, NAIC basis	$5,624	$4,402

As determined on a U.S. statutory accounting basis, Aflac’s net income was $1.4 billion in 2009, $1.2 billion in 2008 and $1.8 billion in 2007. Capital and surplus was $5.8 billion at December 31, 2009 and $4.6 billion at December 31, 2008.

Net assets of the insurance subsidiaries aggregated $10.1 billion at December 31, 2009, on a GAAP basis, compared with $8.0 billion a year ago. Aflac Japan accounted for $6.7 billion, or 66.7%, of net assets at December 31, 2009, compared with $5.9 billion, or 73.7%, at December 31, 2008.

Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a Nebraska statutory accounting basis as of December 31 were as follows:

(In millions)	2009	2008
Net assets on GAAP basis	$10,086	$7,985
Adjustment of carrying values of investments	990	1,835
Elimination of deferred policy acquisition cost asset	(8,395)	(8,111)
Adjustment to policy liabilities	2,348	2,474
Adjustment to deferred income taxes	695	593
Other, net	44	(175)

Capital and surplus, Nebraska state basis	$5,768	$4,601

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $1.9 billion at December 31, 2009, and $2.0 billion at December 31, 2008. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2010 in excess of $1.4 billion would require such approval. Dividends declared by Aflac during 2009 were $464 million.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2009	2008	2007	2009	2008	2007
Profit repatriation	$230	$598	$567	20.0	64.1	67.8

12. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan.

Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2009		2008
(In millions)	Japan	U.S.	Japan	U.S.
Projected benefit obligation:
Benefit obligation, beginning of year	$169	$201	$125	$186
Service cost	13	10	11	10
Interest cost	4	12	3	11
Actuarial loss (gain)	—	16	(1)	(2)
Benefits paid	(3)	(4)	(2)	(4)
Effect of foreign exchange rate changes	(2)	—	33	—

Benefit obligation, end of year	181	235	169	201

Plan assets:
Fair value of plan assets, beginning of year	94	128	79	150
Actual return on plan assets	8	35	(16)	(48)
Employer contribution	17	10	14	30
Benefits paid	(4)	(4)	(2)	(4)
Effect of foreign exchange rate changes	(1)	—	19	—

Fair value of plan assets, end of year	114	169	94	128

Funded status	$(67)	$(66)	$(75)	$(73)

Accumulated benefit obligation	$156	$181	$146	$151

At December 31, 2009, other liabilities included a liability for both plans in the amount of $133 million, compared with $148 million a year ago. In December 2008, we pre-funded $10 million to the U.S. plan that we had originally planned to contribute in 2009. We accelerated the timing of this contribution to improve the funded status of the plan in light of the effect that market volatility had on plan asset fair values. We plan to make contributions of $18 million to the Japanese plan and $20 million to the U.S. plan in 2010.

The following table summarizes the amounts included in accumulated other comprehensive income as of December 31.

	2009		2008		2007
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Net actuarial loss	$56	$92	$64	$102	$36	$47
Prior service cost (credit)	(5)	1	(5)	1	(4)	1
Transition obligation	2	—	2	—	2	—

Total	$53	$93	$61	$103	$34	$48

The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31.

	2009		2008		2007
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Net actuarial loss (gain)	$(5)	$(6)	$17	$57	$2	$(11)
Amortization of net actuarial loss	(3)	(4)	(2)	(2)	(1)	(4)

Total	$(8)	$(10)	$15	$55	$1	$(15)

No prior service costs or credits or transition obligations arose during 2009, and the amounts of prior service costs and credits and transition obligations amortized to expense were immaterial for the years ended December 31, 2009, 2008 and 2007. Amortization of actuarial losses to expense in 2010 is estimated to be $2 million for the Japanese plan and $5 million for the U.S. plan, while the amortization of prior service costs and credits and transition obligation are expected to be negligible.

The components of retirement expense and actuarial assumptions for the Japanese and U.S. pension plans for the years ended December 31 were as follows:

	2009		2008		2007
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$13	$10	$11	$10	$9	$10
Interest cost	4	12	3	11	3	10
Expected return on plan assets	(3)	(12)	(2)	(12)	(2)	(10)
Amortization of net actuarial loss	3	4	2	2	1	4

Net periodic benefit cost	$17	$14	$14	$11	$11	$14

Weighted-average actuarial assumptions used in the calculations:
Discount rate – net periodic benefit cost	2.50%	6.25%	2.50%	6.00%	2.50%	5.50%
Discount rate – benefit obligations	2.50	5.75	2.50	6.25	2.50	6.00
Expected long-term return on plan assets	2.50	8.00	2.50	8.00	2.50	8.00
Rate of compensation increase	N/A *	4.00	N/A *	4.00	N/A *	4.00

* Not applicable

In Japan, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

We base our assumption for the long-term rate of return on assets on historical trends (10-year historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, our consulting actuaries evaluate our assumptions for long-term rate of returns under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class is modeled to determine a range of long-term rates of return. We in turn use those results to further validate our own assumptions.

The investment objective of our Japanese and U.S. plans is to preserve the purchasing power of the plan’s assets and earn a reasonable inflation-adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering quality, type and concentration of investment securities. For our Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. For our U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. We are also prohibited from trading on margin.

Target asset allocations for Japanese plan assets are 7% domestic equity securities, 19% international equity securities, 59% fixed-income securities and 15% other investments. Target asset allocations for U.S. plan assets are 43% domestic equity securities, 22% international equity securities and 35% fixed-income securities.

The composition of plan assets as of December 31 was as follows:

	2009		2008
	Japan	U.S.	Japan	U.S.
Equity securities	31%	67%	30%	61%
Fixed-income securities	55	28	54	34
Cash and cash equivalents	—	1	—	1
Other	14	4	16	4

Total	100%	100%	100%	100%

The Japanese pension plan assets totaling $114 million at fair value as of December 31, 2009, are all categorized as Level 2 because their fair values are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs.

Equity securities held by our U.S. plan included approximately $3 million (2% of plan assets) of Aflac Incorporated common stock at December 31, 2009, and 2008. The U.S. pension plan assets, with the exception of the Aflac Incorporated common stock, were converted to $168 million in cash as of January 6, 2010, due to a change in pension asset investment managers. The cash was invested in securities subsequent to the change in investment manager. The common stock was classified as Level 1 at December 31, 2009, since its fair value is based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us.

Expected future benefit payments for the Japanese and U.S. plans are as follows:

(In millions)	Japan	U.S.
2010	$5	$5
2011	5	5
2012	5	6
2013	6	7
2014	7	8
2015 – 2019	38	53

In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $23 million in 2009, $11 million in 2008 and $5 million in 2007. The accrued retirement liability for the unfunded supplemental retirement plans was $224 million at December 31, 2009, compared with $217 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.

Stock Bonus Plan:  Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $40 million in 2009, $46 million in 2008 and $45 million in 2007.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of six years and an aggregate remaining cost of 17.3 billion yen ($188 million using the December 31, 2009, exchange rate). The second agreement provides distributed computer mid-range server operations and support for Aflac Japan. It has a remaining term of six years and an aggregate remaining cost of 20.4 billion yen ($222 million using the December 31, 2009, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of 4.9 billion yen ($53 million using the December 31, 2009, exchange rate).

We have an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of five years with an aggregate remaining cost of 4.9 billion yen ($53 million using the December 31, 2009, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2009, were as follows:

(In millions)
2010	$63
2011	45
2012	15
2013	13
2014	12
Thereafter	33

Total future minimum lease payments	$181

In a strategic marketing effort to continue to reach business decision makers and the large and loyal NASCAR fan base to grow our U.S. business, we entered into an agreement with Roush Fenway for the primary sponsorship of racing driver Carl Edwards for the years 2009 through 2011. As of December 31, 2009, the remaining cost of the marketing agreement was $51 million, however contracts with co-sponsors during the remaining term of this agreement will reduce our total cost.

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

14.	SUBSEQUENT EVENTS

We evaluated events that occurred subsequent to December 31, 2009, for recognition or disclosure in our financial statements and notes to our financial statements.

Unaudited Consolidated Quarterly Financial Data

In management’s opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Premium income	$4,115	$3,995	$4,165	$4,347
Net investment income	688	668	692	717
Realized investment gains (losses)	(9)	(383)	(347)	(472)
Other income	24	33	16	5

Total revenues	4,818	4,313	4,526	4,597
Total benefits and expenses	3,947	3,840	3,977	4,254

Earnings before income taxes	871	473	549	343
Total income tax	302	159	186	92

Net earnings	$569	$314	$363	$251

Net earnings per basic share	$1.22	$.67	$.78	$.54
Net earnings per diluted share	1.22	.67	.77	.53

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Premium income	$3,635	$3,684	$3,647	$3,981
Net investment income	627	637	637	677
Realized investment gains (losses)	(7)	(1)	(597)	(402)
Other income	12	16	4	4

Total revenues	4,267	4,336	3,691	4,260
Total benefits and expenses	3,541	3,596	3,543	3,959

Earnings before income taxes	726	740	148	301
Total income tax	252	257	48	104

Net earnings	$474	$483	$100	$197

Net earnings per basic share	$.99	$1.02	$.21	$.42
Net earnings per diluted share	.98	1.00	.21	.42

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2009 and 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.

(b)	Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting Firm on the Company’s internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 19, 2010, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Executive Officers - see Part I, Item 4 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit Committee; Audit Committee Report; The Corporate Governance Committee; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION	Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2009 Summary Compensation Table; 2009 Grants of Plan-Based Awards; 2009 Outstanding Equity Awards at Fiscal Year-End; 2009 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Voting Securities; Principal Shareholders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	3. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page(s)
(a) 1.	FINANCIAL STATEMENTS

	Included in Part II, Item 8, of this report:

	Aflac Incorporated and Subsidiaries:

	Report of Independent Registered Public Accounting Firm		79

	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2009		80

	Consolidated Balance Sheets as of December 31, 2009 and 2008		81

	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2009		83

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009		84

	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2009		86

	Notes to the Consolidated Financial Statements		87

	Unaudited Consolidated Quarterly Financial Data		143

2.	FINANCIAL STATEMENT SCHEDULES

	Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		151

	Schedule II –	Condensed Financial Information of Registrant as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009	152

	Schedule III –	Supplementary Insurance Information as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009	158

	Schedule IV –	Reinsurance for each of the years in the three-year period ended December 31, 2009	159

3.	EXHIBIT INDEX

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

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

—	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

—	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

—	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

—	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX:

3.0	–	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).

3.1	–	Bylaws of the Corporation, as amended – incorporated by reference from 2008 Form 10-K, Exhibit 3.1 (File No. 001-07434).

4.1	–	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).

4.2	–	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).

4.3	–	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).

10.0	–	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).

10.1	–	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).

10.2	–	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).

10.3	–	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).

10.4	–	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).

10.5	–	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	–	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.7	–	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.8	–	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9	–	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).

10.10	–	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.11	–	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12	–	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.13	–	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.14	–	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.15	–	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.16	–	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).

10.17	–	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.18	–	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.19	–	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.20	–	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.21	–	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.22	–	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.23	–	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.24	–	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.25	–	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.26	–	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010.

10.27	–	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).

10.28	–	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.29	–	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.30	–	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).

10.31	–	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).

10.32	–	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.33	–	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).

10.34	–	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.35	–	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).

10.36	–	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010.

10.37	–	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).

11	–	Statement regarding the computation of per-share earnings for the Registrant.

12	–	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

21	–	Subsidiaries.

23	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135324 and 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.

	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.

	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327 and 333-161269 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.

	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-155678 with respect to the AFL Stock Plan.

	–	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-159111 with respect to the Aflac Incorporated shelf registration statement.

31.1	–	Certification of CEO dated February 26, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	–	Certification of CFO dated February 26, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	–	Certification of CEO and CFO dated February 26, 2010, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	–	XBRL Instance Document. [1]

101.SCH	–	XBRL Taxonomy Extension Schema.

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	–	XBRL Taxonomy Extension Label Linkbase.

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	–	XBRL Taxonomy Extension Definition Linkbase.

[1]		Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2009 formatted in XBRL (eXtensible Business Reporting Language) (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) Notes to the Consolidated Financial Statements, which is tagged as blocks of text.

(c)	FINANCIAL STATEMENT SCHEDULES

Report on Independent Registered Public Accounting Firm on Financial Statement Schedules

The shareholders and board of directors of Aflac Incorporated:

Under date of February 26, 2010, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2009, and 2008, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2009, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, effective January 1, 2009.

Atlanta, Georgia

February 26, 2010

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2009	2008	2007
Revenues:
Dividends from subsidiaries*	$464	$1,062	$1,363
Management and service fees from subsidiaries*	124	71	80
Net investment income	9	20	31
Interest from subsidiaries*	9	6	6
Realized investment gains (losses)	—	(4)	—
Change in fair value of the interest rate component of the cross-currency swaps	(4)	(5)	4
Other income (loss)	(11)	—	—

Total revenues	591	1,150	1,484

Operating expenses:
Interest expense	73	26	21
Other operating expenses	65	61	57

Total operating expenses	138	87	78

Earnings before income taxes and equity in undistributed earnings of subsidiaries	453	1,063	1,406
Income tax expense (benefit):
Current	13	(2)	1
Deferred	(4)	(3)	(2)

Total income taxes	9	(5)	(1)

Earnings before equity in undistributed earnings of subsidiaries	444	1,068	1,407
Equity in undistributed earnings of subsidiaries*	1,053	186	227

Net earnings	$1,497	$1,254	$1,634

*	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2009	2008
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $118 in 2009 and $111 in 2008)	$117	$100
Investments in subsidiaries*	10,287	8,078
Other investments	7	7
Cash and cash equivalents	498	258

Total investments and cash	10,909	8,443
Due from subsidiaries*	146	131
Other assets	73	84

Total assets	$11,128	$8,658

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$2,657	$1,713
Employee benefit plans	153	222
Income taxes	(213)	(238)
Other liabilities	114	322

Total liabilities	2,711	2,019

Shareholders’ Equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2009 and 2008; issued 661,209 shares in 2009 and 660,035 shares in 2008	66	66
Additional paid-in capital	1,228	1,184
Retained earnings	12,410	11,306
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	776	750
Unrealized gains (losses) on investment securities	(640)	(1,211)
Pension liability adjustment	(107)	(121)
Treasury stock, at average cost	(5,316)	(5,335)

Total shareholders’ equity	8,417	6,639

Total liabilities and shareholders’ equity	$11,128	$8,658

*	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2009	2008	2007
Cash flows from operating activities:
Net earnings	$1,497	$1,254	$1,634
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries*	(1,053)	(187)	(227)
Change in income taxes payable	26	—	—
Other, net	47	25	26

Net cash provided by operating activities	517	1,092	1,433

Cash flows from investing activities:
Fixed maturity securities sold	4	1	8
Fixed maturity securities purchased	(12)	(8)	(14)
Other investments sold (purchased)	—	1	(1)
Purchase of subsidiary	(97)	—	—
Additional capitalization of subsidiaries*	(505)	—	—
Other, net	1	—	1

Net cash used by investing activities	(609)	(6)	(6)

Cash flows from financing activities:
Purchases of treasury stock	(10)	(1,490)	(606)
Proceeds from borrowings	1,405	—	242
Principal payments under debt obligations	(556)	—	(242)
Dividends paid to shareholders	(524)	(434)	(373)
Treasury stock reissued	24	75	85
Proceeds from exercise of stock options	8	27	24
Net change in amount due to/from subsidiaries*	(15)	(40)	(26)

Net cash used by financing activities	332	(1,862)	(896)

Net change in cash and cash equivalents	240	(776)	531
Cash and cash equivalents, beginning of year	258	1,034	503

Cash and cash equivalents, end of year	$498	$258	$1,034

*	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Comprehensive Income

	Years ended December 31,
(In millions)	2009	2008	2007
Net earnings	$1,497	$1,254	$1,634

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) during period – parent only	72	(378)	(81)
Equity in change in unrealized foreign currency translation gains (losses) of subsidiaries during period	(7)	542	73
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period – parent only	10	(7)	(2)
Equity in unrealized gains (losses) on investment securities held by subsidiaries	(352)	(4,071)	(846)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	1,217	926	(28)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives during period	—	(2)	(1)
Pension liability adjustment during period	22	(81)	14

Total other comprehensive income (loss) before income taxes	962	(3,071)	(871)
Income tax expense (benefit) related to items of other comprehensive income (loss)	351	(1,555)	(379)

Other comprehensive income (loss), net of income taxes	611	(1,516)	(492)

Total comprehensive income (loss)	$2,108	$(262)	$1,142

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

(A) Notes Payable

A summary of notes payable as of December 31 follows:

(In millions)	2009		2008
8.50% senior notes due May 2019	$850		$—
6.90% senior notes due December 2039	396	*	—
6.50% senior notes paid April 2009	—		450
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	163		165
2.26% notes due September 2016 (principal amount 10 billion yen)	108		110
Variable interest rate notes due September 2011 (.78% at December 2009, principal amount 20 billion yen)	217		220
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 40 billion yen)	434		439
1.87% notes due June 2012 (principal amount 30 billion yen)	326		329
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	109		—
3.00% loan due August 2015 (principal amount 5 billion yen)	54		—

Total notes payable	$2,657		$1,713

*	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 6.0 billion yen of yen-denominated Uridashi and Samurai notes issued by the Parent Company. In consolidation, theses notes have been extinguished; however, they remain an outstanding liability for the Parent Company and are therefore included in notes payable in the Parent Company financial statements.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2009, are as follows:

(In millions)
2010	$434
2011	380
2012	326
2013	—
2014	—
Thereafter	1,521

Total	$2,661

For further information regarding notes payable, see Note 7 of the Notes to the Consolidated Financial Statements.

(B) Derivatives

We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2009, the Parent Company’s only outstanding stand-alone derivative contracts were interest rate swaps related to its 20 billion yen variable interest rate Uridashi notes. For further information regarding these derivatives, see Notes 1, 4 and 7 of the Notes to the Consolidated Financial Statements. From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract and held at fair value on the consolidated statements of financial position, with changes in fair value reported in net income.

(C) Income Taxes

The Parent Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. As of December 31, 2009, the Parent Company was due $12 million from its subsidiary. For further information on income taxes, see Note 8 of the Notes to the Consolidated Financial Statements.

(D) Dividend Restrictions

See Note 11 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2009	2008	2007
Interest paid	$61	$27	$21
Noncash financing activities:
Treasury shares issued	—	20	19

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries

Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders’ Funds
2009:
Aflac Japan	$5,846	$57,966	$818	$3,271
Aflac U.S.	2,687	6,802	108	277
All other	—	3	—	—

Total	$8,533	$64,771	$926	$3,548

2008:
Aflac Japan	$5,644	$56,051	$764	$2,651
Aflac U.S.	2,593	6,375	110	265
All other	—	2	—	1

Total	$8,237	$62,428	$874	$2,917

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2009:
Aflac Japan	$12,178	$2,265	$8,746	$523	$2,417	$12,485
Aflac U.S.	4,444	499	2,561	419	1,197	4,443
All other	—	1	1	—	155	—

Total	$16,622	$2,765	$11,308	$942	$3,769	$16,928

2008:
Aflac Japan	$10,674	$2,053	$7,972	$405	$2,115	$10,786
Aflac U.S.	4,272	505	2,527	370	1,145	4,277
All other	1	20	—	—	106	—

Total	$14,947	$2,578	$10,499	$775	$3,366	$15,063

2007:
Aflac Japan	$9,037	$1,801	$6,935	$318	$1,791	$9,069
Aflac U.S.	3,936	500	2,350	322	1,081	3,946
All other	—	32	—	—	97	—

Total	$12,973	$2,333	$9,285	$640	$2,969	$13,015

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV

REINSURANCE

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net

2009:
Life insurance in force	$128,649	$3,594	$5	$125,060	—%

Premiums:
Health insurance	$14,759	$4	$6	$14,761	—%
Life insurance	1,872	13	1	1,860	—

Total earned premiums	$16,631	$17	$7	$16,621	—%

2008:
Life insurance in force	$123,200	$3,728	$—	$119,472	—%

Premiums:
Health insurance	$13,363	$2	$—	$13,361	—%
Life insurance	1,598	12	—	1,586	—

Total earned premiums	$14,961	$14	$—	$14,947	—%

2007:
Life insurance in force	$98,027	$2,884	$—	$95,143	—%

Premiums:
Health insurance	$11,650	$—	$—	$11,650	—%
Life insurance	1,335	12	—	1,323	—

Total earned premiums	$12,985	$12	$—	$12,973	—%

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

Aflac Incorporated

By:	/s/ Daniel P. Amos
	(Daniel P. Amos) Chief Executive Officer, Chairman of the Board of Directors	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos (Daniel P. Amos)	Chief Executive Officer, Chairman of the Board of Directors	February 26, 2010

/s/ Kriss Cloninger III (Kriss Cloninger III)	President, Chief Financial Officer, Treasurer and Director	February 26, 2010

/s/ Ralph A. Rogers, Jr. (Ralph A. Rogers, Jr.)	Senior Vice President, Financial Services; Chief Accounting Officer	February 26, 2010

/s/ J. Shelby Amos II (J. Shelby Amos II)	Director	February 26, 2010

/s/ Paul S. Amos II (Paul S. Amos II)	Director	February 26, 2010

/s/ Yoshiro Aoki (Yoshiro Aoki)	Director	February 26, 2010

/s/ Michael H. Armacost (Michael H. Armacost)	Director	February 26, 2010

/s/ Joe Frank Harris (Joe Frank Harris)	Director	February 26, 2010

/s/ Elizabeth J. Hudson (Elizabeth J. Hudson)	Director	February 26, 2010

/s/ Kenneth S. Janke Sr. (Kenneth S. Janke Sr.)	Director	February 26, 2010

/s/ Douglas W. Johnson (Douglas W. Johnson)	Director	February 26, 2010

/s/ Robert B. Johnson (Robert B. Johnson)	Director	February 26, 2010

/s/ Charles B. Knapp (Charles B. Knapp)	Director	February 26, 2010

/s/ E. Stephen Purdom (E. Stephen Purdom)	Director	February 26, 2010

/s/ Barbara K. Rimer (Barbara K. Rimer)	Director	February 26, 2010

/s/ Marvin R. Schuster (Marvin R. Schuster)	Director	February 26, 2010

/s/ David G. Thompson (David G. Thompson)	Director	February 26, 2010

/s/ Robert L. Wright (Robert L. Wright)	Director	February 26, 2010