Form 10-Q
period 2010-03-31
AFLAC INC
filed 2010-05-07
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                            ☐  Yes   ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 3, 2010
Common Stock, $.10 Par Value	469,563,139 shares

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2010, and 2009, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of March 31, 2010, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
May 7, 2010

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2010	2009

Revenues:
Premiums, principally supplemental health insurance	$ 4,348	$ 4,115
Net investment income	726	688
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(42)	(238)
Other-than-temporary impairment losses recognized in other comprehensive income	0	4

Other-than-temporary impairment losses realized	(42)	(234)
Sales and redemptions	(21)	225
Derivative gains (losses)	17	0

Total realized investment gains (losses)	(46)	(9)
Other income	37	24

Total revenues	5,065	4,818

Benefits and expenses:
Benefits and claims	2,857	2,811
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	280	250
Insurance commissions	403	389
Insurance expenses	481	457
Interest expense	33	8
Other operating expenses	37	32

Total acquisition and operating expenses	1,234	1,136

Total benefits and expenses	4,091	3,947

Earnings before income taxes	974	871
Income taxes	338	302

Net earnings	$ 636	$ 569

Net earnings per share:
Basic	$ 1.36	$ 1.22
Diluted	1.35	1.22
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	467,926	466,097
Diluted	472,450	467,132

Cash dividends per share	$ .28	$ .28

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	March 31, 2010 (Unaudited)		December 31, 2009
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $34,467 in 2010 and $37,633 in 2009)	$ 33,992		$ 36,781 (1)
Fixed maturities - consolidated variable interest entities (amortized cost $4,350 in 2010)	4,443		0 (1)
Perpetual securities (amortized cost $6,083 in 2010 and $7,554 in 2009)	6,218		7,263 (1)
Perpetual securities - consolidated variable interest entities (amortized cost $1,432 in 2010)	1,205		0 (1)
Equity securities (cost $21 in 2010 and $22 in 2009)	24		24
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $25,031 in 2010 and $25,828 in 2009)	25,861		26,687 (1)
Fixed maturities - consolidated variable interest entities (fair value $457 in 2010)	538		0 (1)
Other investments	106		114
Cash and cash equivalents	1,611		2,323
Total investments and cash	73,998		73,192
Receivables	671		764
Accrued investment income	654		649
Deferred policy acquisition costs	8,522		8,533
Property and equipment, at cost less accumulated depreciation	583		593
Other	750	(2)	375
Total assets	$ 85,178		$ 84,106

(1)	Due to the prospective application of accounting guidance adopted in 2010, consolidated fixed maturity and perpetual security variable interest entities (VIEs) are only disclosed separately in 2010.
(2)	Includes $292 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2010 (Unaudited)		December 31, 2009

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 61,530		$ 61,501
Unpaid policy claims	3,298		3,270
Unearned premiums	937		926
Other policyholders’ funds	3,739		3,548

Total policy liabilities	69,504		69,245
Notes payable	2,584		2,599
Income taxes	1,629		1,653
Payables for return of cash collateral on loaned securities	486		483
Other	1,988	(3)	1,709
Commitments and contingent liabilities (Note 10)

Total liabilities	76,191		75,689

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2010 and 2009; issued 661,799 shares in 2010 and 661,209 shares in 2009	66		66
Additional paid-in capital	1,248		1,228
Retained earnings	12,890		12,410
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	412		776
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	(197)		(621)
Unrealized gains (losses) on other-than-temporarily impaired securities	(8)		(16)
Unrealized gains (losses) on derivatives	(9)		(3)
Pension liability adjustment	(105)		(107)
Treasury stock, at average cost	(5,310)		(5,316)

Total shareholders’ equity	8,987		8,417

Total liabilities and shareholders’ equity	$ 85,178		$ 84,106

(3)	Includes $521 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2010	2009

Common stock:
Balance, beginning of period	$ 66	$ 66

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,228	1,184
Exercise of stock options	16	0
Share-based compensation	5	6
Gain (loss) on treasury stock reissued	(1)	0

Balance, end of period	1,248	1,190

Retained earnings:
Balance, beginning of period	12,410	11,306
Cumulative effect of change in accounting principle, net of income taxes	(25)	0
Net earnings	636	569
Dividends to shareholders	(131)	0

Balance, end of period	12,890	11,875

Accumulated other comprehensive income:
Balance, beginning of period	29	(582)
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	(320)	0
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(44)	(255)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	180	0
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	244	(1,772)
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	8	(3)
Unrealized gains (losses) on derivatives during period, net of income taxes	(6)	0
Pension liability adjustment during period, net of income taxes	2	4

Balance, end of period	93	(2,608)

Treasury stock:
Balance, beginning of period	(5,316)	(5,335)
Purchases of treasury stock	(4)	(2)
Cost of shares issued	10	13

Balance, end of period	(5,310)	(5,324)

Total shareholders’ equity	$ 8,987	$ 5,199

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2010	2009
Cash flows from operating activities:
Net earnings	$ 636	$ 569
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	235	257
Increase in deferred policy acquisition costs	(50)	(68)
Increase in policy liabilities	679	734
Change in income tax liabilities	(71)	187
Realized investment (gains) losses	46	12
Other, net	(197)	(42)
Net cash provided (used) by operating activities	1,278	1,649
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	712	3,575
Fixed maturities matured or called	150	1,087
Perpetual securities sold	54	0
Securities held to maturity:
Fixed maturities matured or called	1	103
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(2,593)	(3,615)
Securities held to maturity:
Fixed maturities acquired	(302)	(832)
Cash received as collateral on loaned securities, net	7	(1,582)
Other, net	2	(61)
Net cash provided (used) by investing activities	$(1,969)	$(1,325)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2010	2009
Cash flows from financing activities:
Purchases of treasury stock	$ (5)	$ (2)
Principal payments under debt obligations	(1)	(1)
Dividends paid to shareholders	(131)	(131)
Change in investment-type contracts, net	89	90
Treasury stock reissued	7	4
Other, net	18	(5)
Net cash provided (used) by financing activities	(23)	(45)
Effect of exchange rate changes on cash and cash equivalents	2	(24)
Net change in cash and cash equivalents	(712)	255
Cash and cash equivalents, beginning of period	2,323	941
Cash and cash equivalents, end of period	$ 1,611	$1,196

Supplemental disclosures of cash flow information:
Income taxes paid	$ 403	$ 190
Interest paid	10	6
Impairment losses included in realized investment losses	42	234
Noncash financing activities:
Treasury stock issued for:
Associate stock bonus	0	6
Share-based compensation grants	2	3

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions - Unaudited)	2010	2009
Net earnings	$ 636	$ 569
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(18)	(109)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	323	(2,763)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	63	12
Unrealized gains (losses) on derivatives during period	(10)	1
Pension liability adjustment during period	2	6
Total other comprehensive income (loss) before income taxes	360	(2,853)
Income tax expense (benefit) related to items of other comprehensive income (loss)	156	(827)
Other comprehensive income (loss), net of income taxes	204	(2,026)
Total comprehensive income (loss)	$ 840	$ (1,457)

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 74% of the Company’s total revenues in both the three-month periods ended March 31, 2010, and 2009. The percentage of the Company’s total assets attributable to Aflac Japan was 85% at both March 31, 2010, and December 31, 2009.

Basis of Presentation

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

The consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2010, and December 31, 2009, and the consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the three-month periods ended March 31, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2009.

Significant Accounting Policies

As a result of accounting guidance adopted subsequent to December 31, 2009, we have updated our accounting policy for investments and derivatives and hedging. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2009.

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

Amortized cost of debt and perpetual securities is based on our purchase price adjusted for accrual of discount, or amortization of premium and recognition of impairment charges, if any. The amortized cost of debt and perpetual securities we purchase at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.

We have investments in variable interest entities (VIEs) and qualified special purpose entities (QSPEs). In periods prior to 2010, VIEs were evaluated for consolidation based on the variable interest created by a VIE, and QSPEs were exempt from consolidation. Our investments in VIEs and QSPEs were accounted for as fixed-maturity or perpetual securities. The majority of our investments in VIEs and QSPEs were held in our available-for-sale portfolio.

Subsequent to the adoption of updated accounting guidance on VIEs and QSPEs in 2010, our accounting treatment for these investments changed. The concept of QSPEs was eliminated, and therefore, the former QSPEs are treated as normal VIEs and are evaluated for consolidation. We adopted the new criteria for evaluating VIEs for consolidation, which, instead of focusing on a quantitative approach, focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As a result of the application of this new guidance, we are the primary beneficiary of certain VIEs. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. We and any of our creditors have no ability to obtain the underlying collateral, and we have no control over the instruments in the VIEs, unless there is an event of default.

For those entities where we are the primary beneficiary, the assets consolidated are fixed-maturity securities, perpetual securities and derivative instruments. The calculation method of the yields on these investments did not change as a result of adoption of the new accounting guidance.

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

Freestanding derivative instruments are reported in the consolidated statements of financial position at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings. These freestanding derivatives are interest rate swaps, credit default swaps (CDSs) and/or foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio.

From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract, held at fair value and reported with the host instrument in the consolidated statements of financial position, with changes in fair value reported in earnings.

For those relationships where we seek hedge accounting, we document all relationships between hedging instruments and hedged items, as well as our risk-management objectives for undertaking various hedge transactions. This process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.

We have designated certain interest rate swaps as a hedge of the variability of the interest cash flows associated with our variable rate Uridashi notes. Changes in the fair value of these and any of our other derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income as long as they are deemed effective. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded. We include the fair value of these derivatives in either other assets or other liabilities on the balance sheet.

We have designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 6) as nonderivative hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income). Until their expiration in April 2009, we designated our cross-currency swaps as a hedge of the foreign currency exposure of our investment in Aflac Japan. We included the fair value of the cross-currency swaps in either other assets or other liabilities on the balance sheet. We reported the changes in fair value of the foreign currency portion of our cross-currency swaps in other comprehensive income. Changes in the fair value of the interest rate component were reflected in other income in the consolidated statements of earnings.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders’ equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Fair value measurements and disclosures: In January 2010, the FASB issued amended accounting guidance on fair value disclosures. This guidance requires new disclosures about transfers in and out of fair value hierarchy Levels 1 and 2. We adopted this guidance as of January 1, 2010. The adoption did not have an impact on our financial position or results of operations.

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for VIEs and transfers of financial assets. As discussed above, this guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of QSPEs; establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. We adopted the provisions of this guidance on January 1, 2010 prospectively. As a result, we were required to consolidate certain of the VIEs with which we are currently involved. We were not required to deconsolidate any VIEs on January 1, 2010.

Upon the initial consolidation of the VIEs on January 1, 2010, the assets, liabilities, and noncontrolling interests of the VIEs were recorded at their carrying values, which is the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the consolidated financial statements when we first met the conditions to be the primary beneficiary. For any of the VIEs that were required to be consolidated, we also considered whether any of the derivatives in these structures qualified on January 1, 2010, as a cash flow hedge of the changes in cash flows attributable to foreign currency and/or interest rate risk. Certain of the swaps did not qualify for hedge accounting since the swap had a fair value on January 1, 2010. Other swaps did not qualify for hedge accounting since they increased, rather than reduced, cash flow risk. See Note 4 for further discussion.

The impact of consolidating these VIEs as of January 1, 2010, includes three components. The first component is the valuation differences associated with the underlying securities and derivatives included in the VIE structures. Prior to the consolidation of these VIEs, we utilized a pricing model to value our beneficial interests and did not separately consider the fair value of the financial instruments included within the structures. The cumulative impact of these valuation adjustments was recorded in accumulated other comprehensive income or retained earnings depending on whether the valuation adjustment was associated with the underlying debt securities and whether the derivative qualified as a cash flow hedge.

Another portion of the impact of consolidation was related to the currency translation adjustments that were previously recognized for our beneficial interests in the VIEs that were yen-denominated. Since some of the underlying assets in the VIEs are dollar-denominated, the previously recognized currency translation adjustment was reversed.

The final portion primarily relates to the fair value of CDSs included in the CDOs that had been designated as held to maturity. Under U.S. GAAP, these credit default swaps were recorded at fair value as a cumulative effect adjustment through retained earnings. The CDSs are not eligible for hedge accounting.

The following table summarizes the cumulative after-tax consolidation impact of adopting this new accounting guidance on January 1, 2010:

(In millions)	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity

Cumulative valuation adjustments	$ 180	$ -	$ 180
Currency translation adjustments	(320)	-	(320)
Swaps	-	(26)	(26)
Other	-	1	1

Total	$ (140)	$ (25)	$ (165)

For additional information concerning our investments in VIEs and derivatives, see Notes 3 and 4, respectively.

Accounting Pronouncements Pending Adoption

Fair value measurements and disclosures: In January 2010, the FASB issued amended accounting guidance on fair value disclosures. This guidance requires the activity in fair value hierarchy Level 3 for purchases, sales, issuances, and settlements to be reported on a gross, rather than net, basis. This guidance is effective for interim and annual periods beginning after December 15, 2010. We are in the process of assessing the impact of the adoption of this guidance on our financial position and results of operations.

Accounting for embedded credit derivatives: In March 2010, the FASB issued accounting guidance on embedded credit derivatives. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. This guidance is effective for interim periods beginning after June 15, 2010. We are in the process of assessing the impact of the adoption of this guidance on our financial position and results of operations.

Recent accounting guidance not discussed above is not applicable or did not have an impact to our business.

For additional information on new accounting pronouncements and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

2. BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance.

Operating business segments that are not individually reportable are included in the “Other business segments” category. We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings excludes the following items from net earnings on an after-tax basis: realized investment gains/losses, the impact from ASC 815 (“Derivatives and Hedging”), and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment as follows:

	Three months Ended March 31,
(In millions)	2010	2009

Revenues:
Aflac Japan:
Earned premiums	$ 3,206	$ 3,012
Net investment income	593	560
Other income	28	7

Total Aflac Japan	3,827	3,579

Aflac U.S.:
Earned premiums	1,142	1,103
Net investment income	132	125
Other income	2	2

Total Aflac U.S.	1,276	1,230

Other business segments	12	11

Total business segments	5,115	4,820
Realized investment gains (losses)	(46)	(9)
Corporate	52	35
Intercompany eliminations	(56)	(28)

Total revenues	$ 5,065	$ 4,818

	Three Months Ended March 31,
(In millions)	2010	2009

Pretax earnings:
Aflac Japan	$ 821	$ 681
Aflac U.S.	244	204
Other business segments	(1)	-

Total business segments	1,064	885
Interest expense, noninsurance operations	(31)	(7)
Corporate and eliminations	(13)	(9)

Pretax operating earnings	1,020	869
Realized investment gains (losses)	(46)	(9)
Impact from ASC 815	-	(5)
Gain on extinguishment of debt	-	16

Total earnings before income taxes	$ 974	$ 871

Income taxes applicable to pretax operating earnings	$ 354	$ 302
Effect of foreign currency translation on operating earnings	22	41

Assets were as follows:

(In millions)	March 31, 2010	December 31, 2009

Assets:
Aflac Japan	$ 72,384	$ 71,639
Aflac U.S.	12,198	11,779
Other business segments	145	142

Total business segments	84,727	83,560
Corporate	11,616	11,261
Intercompany eliminations	(11,165)	(10,715)

Total assets	$ 85,178	$ 84,106

3. INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2010

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 12,308	$ 375	$ 123	$ 12,560
Mortgage- and asset-backed securities	1,097	11	16	1,092
Public utilities	2,252	116	105	2,263
Sovereign and supranational	825	28	90	763
Banks/financial institutions	4,073	109	660	3,522
Other corporate	4,991	117	534	4,574

Total yen-denominated	25,546	756	1,528	24,774

Dollar-denominated:
U.S. government and agencies	139	4	2	141
Municipalities	724	7	25	706
Mortgage- and asset-backed securities(1)	693	73	57	709
Collateralized debt obligations	2	2	-	4
Public utilities	1,975	165	27	2,113
Sovereign and supranational	368	53	7	414
Banks/financial institutions	3,451	109	234	3,326
Other corporate	5,919	435	106	6,248

Total dollar-denominated	13,271	848	458	13,661

Total fixed maturities	38,817	1,604	1,986	38,435

Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,808	437	552	6,693
Other corporate	288	30	-	318
Dollar-denominated:
Banks/financial institutions	419	41	48	412

Total perpetual securities	7,515	508	600	7,423

Equity securities	21	4	1	24

Total securities available for sale	$ 46,353	$ 2,116	$ 2,587	$ 45,882

(1)	Includes $12 million of other-than-temporary non-credit-related losses

	March 31, 2010

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 215	$ 5	$ -	$ 220
Municipalities	357	1	6	352
Mortgage- and asset-backed securities	165	2	7	160
Public utilities	5,395	153	154	5,394
Sovereign and supranational	4,203	143	160	4,186
Banks/financial institutions	11,655	133	1,033	10,755
Other corporate	4,409	135	123	4,421

Total yen-denominated	26,399	572	1,483	25,488

Total securities held to maturity	$ 26,399	$ 572	$ 1,483	$ 25,488

	December 31, 2009

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 11,710	$ 405	$ 174	$ 11,941
Mortgage- and asset-backed securities	549	13	-	562
Public utilities	2,284	145	79	2,350
Collateralized debt obligations	165	97	24	238
Sovereign and supranational	833	28	96	765
Banks/financial institutions	5,248	144	784	4,608
Other corporate	6,401	112	714	5,799

Total yen-denominated	27,190	944	1,871	26,263

Dollar-denominated:
U.S. government and agencies	221	3	7	217
Municipalities	519	4	28	495
Mortgage- and asset-backed securities(1)	586	9	78	517
Collateralized debt obligations	24	7	2	29
Public utilities	1,587	123	42	1,668
Sovereign and supranational	353	48	9	392
Banks/financial institutions	2,668	75	259	2,484
Other corporate	4,485	339	108	4,716

Total dollar-denominated	10,443	608	533	10,518

Total fixed maturities	37,633	1,552	2,404	36,781

Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,964	311	604	6,671
Other corporate	291	28	-	319
Dollar-denominated:
Banks/financial institutions	299	30	56	273

Total perpetual securities	7,554	369	660	7,263

Equity securities	22	4	2	24

Total securities available for sale	$ 45,209	$ 1,925	$ 3,066	$ 44,068

(1)	Includes $25 of other-than-temporary non-credit-related losses

	December 31, 2009

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 217	$ 6	$ -	$ 223
Municipalities	281	1	4	278
Mortgage- and asset-backed securities	167	2	6	163
Collateralized debt obligations	109	-	14	95
Public utilities	5,235	180	138	5,277
Sovereign and supranational	4,248	161	143	4,266
Banks/financial institutions	11,775	140	984	10,931
Other corporate	4,455	142	104	4,493

Total yen-denominated	26,487	632	1,393	25,726

Dollar-denominated:
Collateralized debt obligations	200	-	98	102

Total dollar-denominated	200	-	98	102

Total securities held to maturity	$ 26,687	$ 632	$ 1,491	$ 25,828

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

As discussed in Note 1, we adopted new accounting guidance for VIEs on January 1, 2010, that resulted in the consolidation of most of our investments in CDOs. As a result, these investments are no longer reported as a single investment. In addition, in conjunction with this change in accounting for VIEs, certain VIEs, totaling $309 million at amortized cost as of January 1, 2010, are no longer classified as held to maturity. The underlying collateral for these VIEs is classified as available for sale as of January 1, 2010.

During the first three months of 2010, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the first three months of 2009, we reclassified six investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $497 million and an aggregate unrealized loss of $200 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at March 31, 2010, were as follows:

	Aflac Japan		Aflac U.S.

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$565	$572	$4	$4
Due after one year through five years	5,339	5,753	264	297
Due after five years through 10 years	2,338	2,447	833	935
Due after 10 years	21,535	20,434	6,032	6,074
Mortgage- and asset-backed securities	1,330	1,390	460	412

Total fixed maturities available for sale	$31,107	$30,596	$7,593	$7,722

Held to maturity:
Due after one year through five years	$1,468	$1,524	$-	$-
Due after five years through 10 years	2,527	2,815	-	-
Due after 10 years	22,239	20,989	-	-
Mortgage- and asset-backed securities	165	160	-	-

Total fixed maturities held to maturity	$26,399	$25,488	$-	$-

At March 31, 2010, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $117 million at both amortized cost and fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2010, were as follows:

	Aflac Japan		Aflac U.S.

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$107	$109	$-	$-
Due after one year through five years	1,049	1,156	-	-
Due after five years through 10 years	1,608	1,748	5	5
Due after 10 years through 15 years	-	-	-	-
Due after 15 years	4,512	4,164	234	241

Total perpetual securities available for sale	$7,276	$7,177	$239	$246

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

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at March 31, 2010, based on amortized cost, was: Europe, excluding the United Kingdom (49%); United States (20%); United Kingdom (8%); Japan (8%); and other (15%).

As a result of the consolidation of additional VIEs as disclosed in Note 1, $120 million in additional perpetual securities were recognized since the securities were included in the former QSPE structures.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2010		December 31, 2009
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$19,179	26%	$19,691	28%
Fair value	17,603	25	18,023	26
Perpetual Securities:
Upper Tier II:
Amortized cost	$4,964	7%	$4,909	7%
Fair value	5,139	7	4,938	7
Tier I:
Amortized cost	2,263	3	2,354	3
Fair value	1,966	3	2,006	3
Total:
Amortized cost	$26,406	36%	$26,954	38%
Fair value	24,708	35	24,967	36

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$51	$223
Gross losses from sales	(80)	(1)
Net gains (losses) from redemptions	-	1
Impairment losses	-	(169)

Total debt securities	(29)	54

Perpetual securities:
Available for sale:
Gross gains from sales	8	-
Impairment losses	(41)	(65)

Total perpetual securities	(33)	(65)

Equity securities:
Impairment losses	(1)	-

Total equity securities	(1)	-

Other assets:
Derivatives	17	-
Other long-term assets	-	2

Total other assets	17	2

Total realized investment gains (losses)	$(46)	$(9)

During the three-month period ended March 31, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $21 million ($14 million after-tax) from securities sold or redeemed in the normal course of business. We realized pretax investment gains of $17 million ($11 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs that were required to be consolidated following the adoption of new accounting guidance effective January 1, 2010.

During the three-month period ended March 31, 2009, we realized total pretax investment losses of $234 million ($152 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment gains, net of losses, of $225 million ($146 million after-tax) from a bond–swap program that took advantage of tax loss carryforwards and from securities sold or redeemed in the normal course of business.

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

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2010	2009
Perpetual securities	$41	$65
Corporate bonds	-	50
Collateralized debt obligations	-	113
Collateralized mortgage obligations	-	6
Equity securities	1	-

Total other-than-temporary impairments	$42	$234

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the three-month period ended March 31, 2010, the perpetual securities of two issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $41 million ($27 million after-tax) during the three-month period ended March 31, 2010, compared with $65 million ($42 million after-tax) during the three-month period ended March 31, 2009.

During our review of certain CMOs during the three-month period ended March 31, 2009, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded a portion of the reduction in fair value below amortized cost was due to non-credit factors, which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $6 million ($4 million after-tax) during the three-month period ended March 31, 2009. We recorded an unrealized loss in other comprehensive income of $4 million ($3 million after-tax) during the three-month period ended March 31, 2009, for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors. We did not recognize any impairments of the CMOs in the three-month period ended March 31, 2010.

The other-than-temporary impairment losses recognized in the first three months of 2009, of which a portion was transferred to other comprehensive income, related only to the other-than-temporary impairment of certain of our investments in CMOs. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes cumulative credit-related impairment losses on securities still held at the end of the reporting period for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings.

	Three Months Ended March 31,
(In millions)	2010	2009
Cumulative credit loss impairments, beginning of period	$24	$-
Credit losses for which an other-than-temporary impairment was not previously recognized	-	6
Securities sold during period	(1)	-

Cumulative credit loss impairments, end of period	$23	$6

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities were as follows:

(In millions)	March 31, 2010	December 31, 2009
Unrealized gains (losses) on securities available for sale	$(471)	$(1,141)
Unamortized unrealized gains on securities transferred to held to maturity	141	148
Deferred income taxes	125	356

Shareholders’ equity, net unrealized gains (losses) on investment securities	$(205)	$(637)

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

	March 31, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$93	$2	$28	$-	$65	$2
Japan government and agencies:
Yen-denominated	5,105	123	1,691	15	3,414	108
Municipalities:
Dollar-denominated	425	25	371	10	54	15
Yen-denominated	281	6	251	5	30	1
Mortgage- and asset- backed securities:
Dollar-denominated	266	57	51	1	215	56
Yen-denominated	600	23	582	16	18	7
Public utilities:
Dollar-denominated	602	27	375	11	227	16
Yen-denominated	3,793	259	1,131	73	2,662	186
Sovereign and supranational:
Dollar-denominated	95	7	13	-	82	7
Yen-denominated	2,683	250	705	18	1,978	232
Banks/financial institutions:
Dollar-denominated	1,675	234	521	31	1,154	203
Yen-denominated	9,971	1,693	484	108	9,487	1,585
Other corporate:
Dollar-denominated	1,810	106	1,032	35	778	71
Yen-denominated	4,971	657	1,069	47	3,902	610

Total fixed maturities	32,370	3,469	8,304	370	24,066	3,099

Perpetual securities:
Dollar-denominated	190	48	36	12	154	36
Yen-denominated	2,656	552	444	67	2,212	485

Total perpetual securities	2,846	600	480	79	2,366	521

Equity securities	6	1	4	-	2	1

Total	$35,222	$4,070	$8,788	$449	$26,434	$3,621

	December 31, 2009
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$175	$7	$112	$3	$63	$4
Japan government and agencies:
Yen-denominated	5,760	174	5,456	153	304	21
Municipalities:
Dollar-denominated	378	28	322	11	56	17
Yen-denominated	223	4	223	4	-	-
Mortgage- and asset- backed securities:
Dollar-denominated	338	78	78	3	260	75
Yen-denominated	54	6	35	-	19	6
Collateralized debt obligations:(1)
Dollar-denominated	117	100	-	-	117	100
Yen-denominated	181	38	-	-	181	38
Public utilities:
Dollar-denominated	465	42	200	10	265	32
Yen-denominated	3,290	217	592	37	2,698	180
Sovereign and supranational:
Dollar-denominated	92	9	43	3	49	6
Yen-denominated	2,331	239	948	31	1,383	208
Banks/financial institutions:
Dollar-denominated	1,325	259	305	14	1,020	245
Yen-denominated	10,306	1,768	807	313	9,499	1,455
Other corporate:
Dollar-denominated	1,393	108	535	13	858	95
Yen-denominated	6,084	818	1,643	93	4,441	725

Total fixed maturities	32,512	3,895	11,299	688	21,213	3,207

Perpetual securities:
Dollar-denominated	181	56	-	-	181	56
Yen-denominated	3,117	604	373	28	2,744	576

Total perpetual securities	3,298	660	373	28	2,925	632

Equity securities	6	2	3	1	3	1

Total	$35,816	$4,557	$11,675	$717	$24,141	$3,840

(1)	Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the three-month period ended March 31, 2010. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

At March 31, 2010, 71% of securities in the municipalities sector and 46% of securities in the mortgage- and asset-backed securities sector in an unrealized loss position were investment grade, compared with 74% and 39%, respectively, at the end of 2009. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

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

	March 31, 2010		December 31, 2009

	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses

Fixed maturities	33%	47%	33%	44%
Perpetual securities:
Upper Tier II	4	5	5	5
Tier I	4	10	4	10

Total perpetual securities	8	15	9	15

Total	41%	62%	42%	59%

Throughout 2008 and during the first half of 2009, banks and financial institutions suffered significant write-downs of asset values which created capital pressure. Weakness in housing sectors in the UK, U.S. and Europe, along with declines in the values of structured investment securities, were significant causes. In the second half of 2009, the valuation of these assets improved. To reduce capital pressure, banks and other financial institutions have sought to enhance their capital positions in part through exchanges and tender offers. In addition, national governments in these regions have provided support in various forms, ranging from guarantees on new and existing debt to significant injections of capital. Should capital markets deteriorate, more of these banks and financial institutions may need various forms of government support. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Few nationalizations have occurred to date, and the governments have generally stood behind the classes of investments that we own.

As of March 31, 2010, 82% of our investments in the bank and financial institution sector in an unrealized loss position was investment grade, compared with 75% at December 31, 2009. We have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of March 31, 2010, 52% of the securities in the other corporate sector in an unrealized loss position was investment grade, compared with 58% at December 31, 2009. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

At March 31, 2010, 97% of our total investments in perpetual securities in an unrealized loss position was investment grade, compared with 92% at December 31, 2009. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of March 31, 2010, were as follows:

Perpetual Securities

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)

Upper Tier II:
	AA	$177	$188	$11
	A	3,226	3,270	44
	BBB	874	882	8
	BB	975	1,117	142

Total Upper Tier II		5,252	5,457	205

Tier I:
	A	569	447	(122)
	BBB	1,326	1,059	(267)
	BB or lower	368	460	92

Total Tier I		2,263	1,966	(297)

Total		$7,515	$7,423	$(92)

With the exception of the Icelandic bank securities that we completely impaired in 2008 and our Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at March 31, 2010), all of the perpetual securities we own were current on interest and principal payments at March 31, 2010. Based on amortized cost as of March 31, 2010, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (67%); the United Kingdom (14%); Japan (14%); and other (5%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)

As discussed in Note 1, effective January 1, 2010, we have consolidated all of the components of each former QSPE investment, including a debt or hybrid instrument and a corresponding derivative transaction (swap). In addition, new criteria for determining the primary beneficiary of a VIE that is effective January 1, 2010, has resulted in the consolidation of additional VIE investments. Under accounting guidance in effect at December 31, 2009, QSPEs were exempt from consolidation and VIEs were evaluated for consolidation using a quantitative approach.

The following table details our investments in VIEs and former QSPEs.

Investments in Qualified Special Purpose Entities

and Variable Interest Entities

	March 31, 2010				December 31, 2009

(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
QSPEs:
Total QSPEs	$-		$-		$4,405	$4,089

VIEs:
Consolidated:
Total VIEs consolidated	$6,320	(1)	$6,105	(1)	$1,809	$1,522

Not consolidated:
CDOs	2		4		498	464
Other	9,946		9,513		727	689
Total VIEs not consolidated	9,948		9,517		1,225	1,153
Total VIEs	$16,268		$15,622		$3,034	$2,675

(1)Includes CDOs and former QSPEs consolidated beginning on January 1, 2010

QSPEs

The underlying collateral in the former QSPEs, which we began consolidating effective January 1, 2010, is structured as fixed-maturity or perpetual investments, which we have classified as available for sale. We are the only beneficial interest holder in the former QSPEs and our risk of loss over the life of these investments is limited to the amount of our original investment.

VIEs

As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE.

Our involvement with all of the VIEs in which we have an interest is passive in nature, and we are not the arranger of these entities. Except as relates to our review and evaluation of the structure of these VIEs in the normal course of our investment decision-making process, we have not been involved in establishing these entities. Further, we have not been nor are we required to purchase the securities issued in the future by any of these VIEs.

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

VIEs-Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt securities and interest rate and/or foreign currency swaps, as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default. Further, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment.

Prior to January 1, 2010, we had interests in VIEs that we were not required to consolidate as reflected in the above table. Included in the VIEs that we did not consolidate are CDOs issued through VIEs originated by third parties. These VIEs combine highly rated underlying assets as collateral for the CDOs with CDSs to produce an investment security that consists of multiple asset tranches with varying levels of subordination within the VIE. However, subsequent to the adoption of new criteria for determining the primary beneficiary of a VIE, we have consolidated the majority of these investments effective January 1, 2010.

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

Consistent with our other debt and perpetual securities we own, we are exposed to credit losses within these CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. Based on our statistical analysis models, each of the VIEs can sustain a reasonable number of defaults in the underlying CDS pools with no loss to our investment.

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. The increase in the amounts disclosed for VIEs not consolidated of $8.4 billion ($8.7 billion at amortized cost) at March 31, 2010, compared with December 31, 2009, was due to a change in disclosure requirements that was effective January 1, 2010.

Securities Lending

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

(In millions)	March 31, 2010	December 31, 2009
Security loans outstanding, fair value	$ 474	$ 467
Cash collateral on loaned securities	486	483

All security lending agreements are callable by us at any time.

For general information regarding our investment accounting policies, see Note 1.

4.   DERIVATIVE INSTRUMENTS

We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. The majority of our freestanding derivatives are interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary. The remaining derivatives are interest rate swaps associated with our variable interest rate yen-denominated debt.

Derivative Types

Interest rate and credit default swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

Credit default swaps are used to assume credit risk related to an individual security or an index. These contracts entitle the consolidated VIE to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The consolidated VIE is also exposed to credit risk due to embedded derivatives associated with credit-linked notes.

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign denominated cash flows related to certain investment receipts and liability payments to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations due to changes in non-yen currency rates.

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of March 31, 2010, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

The consolidated VIE enters into credit default swaps that assume credit risk from an asset pool in order to synthetically replicate investment transactions. The consolidated VIE will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment by delivery of associated collateral, which consists of highly rated asset-backed securities, if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced obligations. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the consolidated VIE assumes credit risk primarily reference investment grade baskets. The diversified portfolios of corporate issuers are established within sector concentration limits.

The following table presents the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit derivatives as of March 31, 2010.

	Less than one year		One to three years		Three to five years		Greater than five years		Total
(In millions)	Maximum potential Risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$-	$-	$-	$-	$(326)	$(93)	$(393)	$(198)	$(719)	$(291)

Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company’s derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated. Notional amounts are not reflective of credit risk.

	Net Derivatives		Asset Derivatives	Liability Derivatives
(In millions)	Notional Amount	Fair Value	Fair Value	Fair Value
Hedge Designation/ Derivative Type	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Cash flow hedges:
Interest rate swaps	$215	$(3)	$-	$(3)
Foreign currency swaps	375	86	86	-
Total cash flow hedges	$590	$83	$86	$(3)

Non-qualifying strategies:
Interest rate swaps	$708	$45	$73	$(28)
Foreign currency swaps	3,538	(66)	133	(199)
Credit default swaps	719	(291)	-	(291)

Total non-qualifying strategies	$4,965	$(312)	$206	$(518)

Total cash flow hedges and non-qualifying strategies	$5,555	$(229)	$292	$(521)

Balance Sheet Location
Other assets	$1,821	$292	$292	$-
Other liabilities	3,734	(521)	-	(521)
Total derivatives	$5,555	$(229)	$292	$(521)

Hedging

As part of the adoption of the new accounting requirements associated with VIEs, we considered whether the interest rate and/or foreign currency swaps in the consolidated VIEs would qualify for hedge accounting treatment on January 1, 2010. For those that qualified, the Company designated the derivative on January 1, 2010, as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 19 years. The remaining derivatives that did not qualify for hedge accounting were designated on January 1, 2010, as held for other investment purposes (“non-qualifying strategies”).

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 5). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings. This hedge was effective during the three-month periods ended March 31, 2010, and 2009, therefore there was no impact on net earnings.

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Hypothetical Derivative Method.”

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings as a component of realized gains (losses). All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

When hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in other comprehensive income are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Cash Flow Hedges

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
Interest rate swaps	$ 1	$ -
Foreign currency swaps	(11)	(3)
Total	$ (10)	$ (3)

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the three-month period ended March 31, 2010. As of March 31, 2010, the before-tax deferred net gains on derivative instruments recorded in other comprehensive income that are expected to be reclassified to earnings during the next twelve months is immaterial.

Non-qualifying Strategies

The Company’s other derivative activities in VIEs do not receive hedge accounting treatment. Changes in the fair value for these derivative instruments are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended March 31, 2010
Interest rate swaps	$ (5)
Foreign currency swaps	4
Credit default swaps	21
Total	$ 20

Nonderivative Hedges

We have designated a majority of the Parent Company’s yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three-month periods ended March 31, 2010, and 2009; therefore, there was no impact on net earnings during those periods.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

5.  FAIR VALUE MEASUREMENTS

We determine the fair values of our debt, derivative, perpetual and privately issued equity securities primarily using three pricing approaches or techniques: quoted market prices readily available from public exchange markets, a discounted cash flow (DCF) pricing model, and price quotes we obtain from outside brokers.

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

In recent years, we have noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to the contraction of liquidity in the global markets and a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We assess the reasonableness of the pricing data we receive by comparing it to relevant market indices and other performance measurements. The final pricing data used to determine fair values is based on management’s judgment.

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

	March 31, 2010

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$12,020	$681	$-	$12,701
Municipalities	-	706	-	706
Mortgage- and asset-backed securities	-	1,738	63	1,801
Public utilities	-	3,888	488	4,376
Collateralized debt obligations	-	-	4	4
Sovereign and supranational	-	879	298	1,177
Banks/financial institutions	-	5,745	1,103	6,848
Other corporate	-	9,569	1,253	10,822

Total fixed maturities	12,020	23,206	3,209	38,435

Perpetual securities:
Banks/financial institutions	-	5,410	1,695	7,105
Other corporate	-	318	-	318

Total perpetual securities	-	5,728	1,695	7,423

Equity securities	15	-	9	24

Other assets:
Interest rate swaps	-	73	-	73
Foreign currency swaps	-	219	-	219

Total other assets	-	292	-	292

Total assets	$12,035	$29,226	$4,913	$46,174

Liabilities:
Interest rate swaps	$-	$31	$-	$31
Foreign currency swaps	-	199	-	199
Credit default swaps	-	-	291	291

Total liabilities	$-	$230	$291	$521

	December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$10,178	$1,980	$-	$12,158
Municipalities	-	495	-	495
Mortgage- and asset-backed securities	-	1,017	62	1,079
Public utilities	35	3,486	497	4,018
Collateralized debt obligations(1)	-	-	267	267
Sovereign and supranational	-	864	293	1,157
Banks/financial institutions	-	5,852	1,240	7,092
Other corporate	13	9,254	1,248	10,515
Total fixed maturities	10,226	22,948	3,607	36,781
Perpetual securities:
Banks/financial institutions	-	5,503	1,441	6,944
Other corporate	-	319	-	319
Total perpetual securities	-	5,822	1,441	7,263
Equity securities	15	-	9	24
Total assets	$10,241	$28,770	$5,057	$44,068

Liabilities:
Interest rate swaps	$-	$3	$-	$3
Total liabilities	$-	$3	$-	$3

(1)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

Approximately 51% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

The fair value of approximately 42% of our Level 2 investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.

For the remaining Level 2 investments that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified with the same fair value hierarchy as the associated asset. Derivative instruments are reported in Level 2 of the fair value hierarchy.

The interest rate and foreign currency derivative instruments were priced by broker quotations using inputs that are observable in the market. Inputs used to value derivatives include, but are not limited to, interest rates, foreign currency forward and spot rates, credit spreads and correlations, and interest volatility. For any derivatives associated with any of our VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements provided by the broker incorporate the credit risk of the collateral associated with the VIE and counterparty credit risk. All other derivatives where we are the direct counterparty incorporate our credit risk along with counterparty credit risk in the valuation.

The fair value of our interest rate swap contracts associated with our variable interest rate yen-denominated debt is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest rates, duration, counterparty credit risk and our own credit rating.

The fixed maturities, perpetual securities and CDSs classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

	Three Months Ended March 31, 2010

(In millions)	Balance, Beginning of Period	Effect of Change in Accounting Principle (1)	Revised Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(2)
Fixed maturities:
Mortgage- and asset- backed securities	$62	$-	$62	$-	$1	$-	$-	$63	$-
Public utilities	497	-	497	-	(9)	-	-	488	-
Collateralized debt obligations	267	(263)	4	-	-	-	-	4	-
Sovereign and supranational	293	-	293	-	5	-	-	298	-
Banks/financial institutions	1,240	-	1,240	5	33	(175)	-	1,103	-
Other corporate	1,248	-	1,248	-	5	-	-	1,253	-
Total fixed maturities	3,607	(263)	3,344	5	35	(175)	-	3,209	-
Perpetual Securities:
Bank/financial institutions	1,441	-	1,441	(17)	176	(54)	149	1,695	(25)
Total perpetual securities	1,441	-	1,441	(17)	176	(54)	149	1,695	(25)
Equity securities	9	-	9	-	-	-	-	9	-
Credit default swaps	-	(312)	(312)	21	-	-	-	(291)	21
Total	$5,057	$(575)	$4,482	$9	$211	$(229)	$149	$4,622	$(4)

(1) Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3 and 4 for additional information.

(2) Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2010

	Three Months Ended March 31, 2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$35	$-	$(1)	$-	$-	$34	$-
Public utilities	502	-	(40)	-	-	462	-
Collateralized debt obligations(2)	19	(114)	147	-	22	74	(114)
Sovereign and supranational	260	-	(51)	-	-	209	-
Banks/financial institutions	876	-	(125)	-	88	839	-
Other corporate	898	-	(62)	-	200	1,036	-
Total fixed maturities	2,590	(114)	(132)	-	310	2,654	(114)
Perpetual securities:
Banks/financial institutions	412	-	(133)	-	357	636	-
Total perpetual securities	412	-	(133)	-	357	636	-
Equity securities	4	-	-	-	6	10	-
Total	$3,006	$(114)	$(265)	$-	$673	$3,300	$(114)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2009

(2)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

The inputs we receive from pricing brokers for forward exchange rates and the credit spreads for certain issuers, including liquidity risk, have become increasingly difficult for us to observe or corroborate in the markets for our investments in CDOs (prior to January 1, 2010), callable reverse-dual currency securities (RDCs), securities rated below investment grade, and to a lesser extent less liquid sinking fund securities. This has resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category.

As discussed in Notes 1 and 3, we adopted new accounting guidance on VIEs effective January 1, 2010, and as a result have consolidated certain VIE investments. Upon consolidation, the beneficial interest was derecognized and the underlying securities and derivatives were recognized. In many cases, the fair value hierarchy level differed between the original beneficial interest asset and the underlying securities that are now being recognized. In the Level 3 rollforward, we have separately disclosed the impact of consolidating these VIE investments that were previously categorized as Level 3 and now the underlying securities are Level 2. As noted in the Level 3 rollforward above, the CDSs which are separately recognized as a result of this change in accounting are reported as Level 3 investments. In addition, approximately $1.0 billion of Level 2 investments were reclassified upon the adoption of this guidance, and their underlying securities are being reported as Level 1 as of January 1, 2010.

During the first three months of 2010, we transferred investments totaling $149 million into Level 3 from Level 2 as a result of credit downgrades of the respective securities to below investment grade. During the year ended December 31, 2009, we transferred investments totaling $1.8 billion into Level 3 as a result of credit downgrades of the respective securities to below investment grade.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$59,853	$59,023	$63,468	$62,609
Fixed-maturity securities - consolidated variable interest entities	4,981	4,900	-	-
Perpetual securities	6,218	6,218	7,263	7,263
Perpetual securities - consolidated variable interest entities	1,205	1,205	-	-
Equity securities	24	24	24	24
Interest rate, foreign currency, and credit default swaps	292	292	-	-
Liabilities:
Notes payable (excluding capitalized leases)	2,578	2,754	2,593	2,683
Interest rate, foreign currency, and credit default swaps	521	521	3	3
Obligation to Japanese policyholder protection corporation	111	111	128	128

As mentioned previously, we determine the fair values of our debt, perpetual and privately issued equity securities, and our derivatives using three basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, a DCF pricing model, and price quotes we obtain from outside brokers.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $12.2 billion at March 31, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(583)	+50 bps	$(578)	+50 bps	$(10)
-50 bps	626	-50 bps	621	-50 bps	2

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $24.0 billion at March 31, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,591)	+50 bps	$(1,477)	+50 bps	$(447)
-50 bps	1,648	-50 bps	1,513	-50 bps	291

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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

6. NOTES PAYABLE

A summary of notes payable follows:

(In millions)	March 31, 2010	December 31, 2009
8.50% senior notes due May 2019	$850	$850
6.90% senior notes due December 2039	396 (1)	396 (1)
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	161	163
2.26% notes due September 2016 (principal amount 8 billion yen)	86	87
Variable interest rate notes due September 2011 (.68% at March 2010, principal amount 20 billion yen)	215	217
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 39.4 billion yen)	423	428
1.87% notes due June 2012 (principal amount 26.6 billion yen)	286	289
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	107	109
3.00% loan due August 2015 (principal amount 5 billion yen)	54	54
Capitalized lease obligations payable through 2015	6	6

Total notes payable	$2,584	$2,599

(1)	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2010. No events of default or defaults occurred during the three months ended March 31, 2010.

For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

7. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the three-month periods ended March 31.

(In thousands of shares)	2010	2009
Common stock - issued:
Balance, beginning of period	661,209	660,035
Exercise of stock options and issuance of restricted shares	590	391
Balance, end of period	661,799	660,426
Treasury stock:
Balance, beginning of period	192,641	193,420
Purchases of treasury stock:
Open market	-	-
Other	94	85
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	-	(355)
Exercise of stock options	(270)	(13)
Other	(88)	(135)
Balance, end of period	192,377	193,002
Shares outstanding, end of period	469,422	467,424

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

(In thousands)	2010	2009
Anti-dilutive share-based awards	2,450	15,367

As of March 31, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors in 2008.

8. SHARE-BASED TRANSACTIONS

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2010, approximately 16.7 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2010.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	16,777	5.4	$ 270	$ 38.79
Exercisable	12,769	4.3	213	37.82

We received cash from the exercise of stock options in the amount of $13.4 million during the first quarter of 2010, compared with $.4 million in the first quarter of 2009. The tax benefit realized as a result of stock option exercises and restricted stock releases was $11 million in the first quarter of 2010, compared with $2 million in the first quarter of 2009.

As of March 31, 2010, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $32 million, of which $15 million (626 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately two years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 10 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2009.

9. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in the United States and Japan. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended March 31,
	2010		2009
(In millions)	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$3	$3	$3	$2
Interest cost	1	3	1	3
Expected return on plan assets	(1)	(3)	(1)	(3)
Amortization of net actuarial loss	1	1	1	1
Net periodic benefit cost	$4	$4	$4	$3

During the three months ended March 31, 2010, Aflac Japan contributed approximately $4 million (using the March 31, 2010, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

10. COMMITMENTS AND CONTINGENT LIABILITIES

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

11. SUBSEQUENT EVENTS

At March 31, 2010, we had Greek exposure of $1.3 billion, at amortized cost, available-for-sale fixed maturity investments comprised of $1.0 billion invested in Greek financial institutions and $280 million in Greek sovereign debt. Subsequent to March 31, 2010, the Greek financial institutions were downgraded to below investment grade. We continue to believe that these issuers have the ability to meet their obligations to us, and we have the intent to hold these investments to recovery in value. As a result, we have not recognized an other-than-temporary impairment for these investments as of March 31, 2010.

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

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2009, to March 31, 2010. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2009. This MD&A is divided into the following sections:

—	Our Business

—	Performance Highlights

—	Critical Accounting Estimates

—	Results of Operations, consolidated and by segment

—	Analysis of Financial Condition, including discussion of market risks of financial instruments

—	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

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

PERFORMANCE HIGHLIGHTS

Results for the first quarter of 2010 benefited from the stronger yen. Total revenues rose 5.1% to $5.1 billion, compared with $4.8 billion in the first quarter of 2009. Net earnings were $636 million, or $1.35 per diluted share, compared with $569 million, or $1.22 per share, in the first quarter of 2009.

We experienced net realized investment losses of $46 million in the first quarter of 2010, which included the recognition of other-than-temporary impairments of $42 million. During the first quarter of 2010, we had a $478 million decrease in gross unrealized losses on our available-for-sale debt and perpetual securities due primarily to improved fair values for many categories of investment securities.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 87% of our liabilities are reported as of March 31, 2010, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2010. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2009.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the three-month periods ended March 31.

Items Impacting Net Earnings
	In Millions		Per Diluted Share
	2010	2009	2010	2009
Net earnings	$636	$569	$1.35	$1.22
Items impacting net earnings, net of tax:
Realized investment gains (losses)	(30)	(6)	(.06)	(.01)
Impact from ASC 815	-	(3)	-	(.01)
Gain on extinguishment of debt	-	10	-	.02

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

During the three-month period ended March 31, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses, net of gains, of $21 million ($14 million after-tax) from securities sold or redeemed in the normal course of business. We also realized pretax investment gains of $17 million ($11 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs that were required to be consolidated following the adoption of new accounting guidance effective January 1, 2010.

During the three-month period ended March 31, 2009, we realized total pretax investment losses of $234 million ($152 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment gains, net of losses, of $225 million ($146 million after-tax) from a bond–swap program that took advantage of tax loss carryforwards and from securities sold or redeemed in the normal course of business.

The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2010	2009
Perpetual securities	$41	$65
Corporate bonds	-	50
Collateralized debt obligations	-	113
Collateralized mortgage obligations	-	6
Equity securities	1	-
Total other-than-temporary impairments	$42	$234

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

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

We have issued yen-denominated Samurai and Uridashi notes and have entered into two yen-denominated loans. We have designated a majority of these notes and loans as a hedge of our investment in Aflac Japan. If the value of these designated yen-denominated liabilities exceeds our investment in Aflac Japan, we would be required to recognize the foreign currency effect on the excess in net earnings. The foreign currency gain or loss on the excess liabilities would be included in the impact from ASC 815. Our net investment hedge was effective during the three-month periods ended March 31, 2010, and 2009; therefore, there was no impact on net earnings.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes and have designated the swap agreements as a hedge of the variability of the debt cash flows. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness would be recognized in net earnings and would be included in the impact from ASC 815. These hedges were effective during the three-month periods ended March 31, 2010, and 2009; therefore, there was no impact on net earnings.

For additional information, see the Impact from ASC 815 subsection of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

Debt Extinguishment

We did not extinguish any debt during the first quarter of 2010. During the first quarter of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.5 billion yen, or $15 million ($10 million after-tax), which we included in other income.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the three-month periods ended March 31, 2010, and 2009.

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

Subject to the preceding assumptions, our objective for 2010 is to increase net earnings per diluted share by 9% to 12% over 2009. If the yen/dollar exchange rate averages 90 to 95, we would expect reported net earnings per diluted share to be in the range of $1.33 to $1.38 in the second quarter of 2010. Based on our stated objective for 2010, the following table shows the likely results for 2010 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2010 Net Earnings Per Share (EPS) Scenarios(1)
Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2009		Yen Impact on EPS
85.00	$ 5.61 - 5.76	15.7 -	18.8%	$ .33
90.00	5.41 - 5.56	11.5 -	14.6	.13
93.49 (2)	5.29 - 5.43	9.1 -	12.0	-
95.00	5.24 - 5.38	8.0 -	10.9	(.05)
100.00	5.08 - 5.22	4.7 -	7.6	(.21)

(1)	Excludes realized investment gains/losses, impact from ASC 815 and nonrecurring items in 2010 and 2009
(2)	Actual 2009 weighted-average exchange rate

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

Aflac Japan Summary of Operating Results
	Three Months Ended March 31,
(In millions)	2010	2009
Premium income	$3,206	$3,012
Net investment income:
Yen-denominated investment income	401	371
Dollar-denominated investment income	192	189
Net investment income	593	560
Other income	28	7
Total operating revenues	3,827	3,579
Benefits and claims	2,277	2,202
Operating expenses:
Amortization of deferred policy acquisition costs	143	124
Insurance commissions	271	267
Insurance and other expenses	315	305
Total operating expenses	729	696
Total benefits and expenses	3,006	2,898
Pretax operating earnings(1)	$821	$681

Weighted-average yen/dollar exchange rate	90.49	93.37

	In Dollars		In Yen
Percentage change over previous period:	2010	2009	2010	2009
Premium income	6.5%	16.5%	3.3%	3.6%
Net investment income	5.8	12.9	2.5	.5
Total operating revenues	6.9	16.2	3.6	3.3
Pretax operating earnings(1)	20.5	22.9	16.8	9.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.6% in the first quarter of 2010 and 3.1% for the same period of 2009 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at March 31, 2010, were 1.21 trillion yen, compared with 1.17 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.0 billion at March 31, 2010, compared with $11.9 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 32% of Aflac Japan’s investment income in the first three months of 2010, compared with 34% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 33% of Aflac Japan’s investment income during the first three months of 2010. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

Three Months Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	2010	2009	2010	2009
Net investment income	2.5%	.5%	3.5%	4.6%
Total operating revenues	3.6	3.3	3.4	3.7
Pretax operating earnings(1)	16.8	9.3	15.7	11.2

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2010	2009
Benefits and claims	59.5%	61.5%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.5
Insurance commissions	7.1	7.5
Insurance and other expenses	8.3	8.5
Total operating expenses	19.1	19.5
Pretax operating earnings(1)	21.4	19.0

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. The operating expense ratio has decreased slightly in the first quarter of 2010, compared with the same period a year ago. We expect the operating expense ratio to remain relatively stable in 2010, compared to the prior year. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in the three-month period ended March 31, 2010. We expect the improved benefit ratio to continue in 2010, resulting in a continued expansion of the profit margin for 2010.

Aflac Japan Sales

The following table presents Aflac Japan’s total new annualized premium sales for the three-month periods ended March 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2010	2009	2010	2009
Total new annualized premium sales	$334	$293	30.3	27.5
Increase (decrease) over comparable period in prior year	14.1%	11.0%	10.0%	(.4) %

The following table details the contributions to total new annualized premium sales by major insurance product for the three-month periods ended March 31.

	2010	2009
Medical	37%	34%
Cancer	22	34
Ordinary life	35	23
Rider MAX	2	4
Other	4	5
Total	100%	100%

Medical insurance sales increased 21.4% during the first quarter of 2010, compared with the same period a year ago. This increase in sales primarily reflected the favorable consumer response to our revised EVER product, Aflac Japan’s market-leading medical product, which was introduced in August 2009. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales were impacted by our focus on our new medical product and declined 29.4% during the first quarter of 2010, compared with the same period in 2009. Despite this decrease, we are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Ordinary life product sales increased 64.4% during the first quarter of 2010, compared with the same period a year ago. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that we introduced at the end of first quarter 2009. We believe that traditional life insurance products, like our child endowment plan, provide opportunities for us to sell our third sector cancer and medical products. For every 10 child endowment plans that were purchased in the first quarter of 2010, we sold two additional Aflac products to the same customers.

The sales of our supplemental health insurance products through the bank channel increased 206.6% during the first quarter of 2010, compared with the same period in 2009, and represented 10% of total new sales. At March 31, 2010, we had agreements with 352 banks to sell our products. We have significantly more selling agreements with banks than any of our competitors in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our products.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. During the first quarter of 2010, we recruited approximately 1,200 new sales agencies, an increase of 15.0% over the same period a year ago. At March 31, 2010, Aflac Japan was represented by more than 19,500 sales agencies, or more than 110,800 licensed sales associates employed by those agencies.

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

The following table presents the results of Aflac Japan’s investment activities for the three-month periods ended March 31.

	2010	2009
New money yield - yen only	2.46%	3.87%
New money yield - blended	2.67	4.36
Return on average invested assets, net of investment expenses	3.55	3.70

At March 31, 2010, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.75%, compared with 3.87% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

Japan’s economic conditions have shown signs of improvement due to various policy measures taken in Japan and abroad; however, improvement is expected to continue only at a moderate pace. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2009.

Japanese Regulatory Environment

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enable banks to sell our third sector products to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japan banking sector place us in a strong position to sell through this channel.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of the fiscal year-end 2011 (March 31, 2012) and requires the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011). The FSA has stated that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. We do not expect our relative position within the industry to materially change.

In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through post offices, and, in 2008, we began selling cancer insurance. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices.

A bill on Japan Post reform has been introduced to the Japanese Diet for which debate is expected to commence in mid May 2010. The current Diet session is scheduled to end in June 2010 and, it is unclear whether there will be adequate time to debate the legislation for passage during the current session. Adding to this uncertainty is the fact that the current debate on postal reform is taking place in the context of complex political dynamics in Japan wherein the coalition government led by the Democratic Party of Japan is facing a July Upper House election. While Japan Post sales are not currently a significant part of Aflac Japan’s sales, it is not possible to predict with any degree of certainty what effect this legislation, if passed, will have on Aflac Japan’s business, financial condition, or results of operations.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months ended March 31,
(In millions)	2010	2009
Premium income	$1,142	$1,103
Net investment income	132	125
Other income	2	2
Total operating revenues	1,276	1,230
Benefits and claims	580	609
Operating expenses:
Amortization of deferred policy acquisition costs	138	126
Insurance commissions	132	122
Insurance and other expenses	182	169
Total operating expenses	452	417
Total benefits and expenses	1,032	1,026
Pretax operating earnings(1)	$244	$204

Percentage change over previous period:	2010	2009
Premium income	3.5%	5.0%
Net investment income	5.6	1.4
Total operating revenues	3.7	4.7
Pretax operating earnings(1)	19.4	7.2

(1)	See the Insurance Operations section of MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.8% in the first quarter of 2010 and 4.4% for the same period of 2009. Annualized premiums in force at March 31, 2010, were $4.9 billion, compared with $4.7 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2010	2009
Benefits and claims	45.5%	49.5%
Operating expenses:
Amortization of deferred policy acquisition costs	10.8	10.3
Insurance commissions	10.3	9.9
Insurance and other expenses	14.3	13.7
Total operating expenses	35.4	33.9
Pretax operating earnings(1)	19.1	16.6

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio declined and amortization of deferred policy acquisition costs increased in the first quarter of 2010, compared with the same period a year ago, due primarily to the loss of a large payroll account and the release of the related policy reserves and deferred policy acquisition costs. Although the improvement in the benefit ratio was somewhat offset by an increase in operating expenses, the pretax operating profit margin improved during the first quarter of 2010, compared with the same period a year ago. Without the benefit of the payroll account termination mentioned above, the pretax operating profit margin would have been 16.0% in the first quarter of 2010. We expect the benefit and operating expense ratios to return to more normal levels in the remaining quarters of 2010, which will result in a modestly expanded profit margin for 2010.

Aflac U.S. Sales

Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the three-month periods ended March 31.

(In millions)	2010		2009
Total new annualized premium sales	$316		$351
Increase (decrease) over comparable period in prior year	(10.0	) %	(.6) %

The first quarter of 2010 had five fewer production days than the first quarter of 2009, resulting in $16 million less sales comparatively. However, that impact was largely offset by $13 million of sales gained through CAIC in the first quarter of 2010.

The following table details the contributions to total new annualized premium sales by major insurance product category for the three-month periods ended March 31.

	2010	2009
Accident/disability	47%	48%
Cancer	16	18
Hospital indemnity	20	17
Life	6	7
Fixed-benefit dental	5	6
Other	6	4
Total	100%	100%

Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 10% and cancer insurance sales decreased 17%, while our hospital indemnity insurance sales increased 4% in the first quarter of 2010, compared with the same period a year ago.

One aspect of our U.S. sales strategy is our focus on growing and improving our U.S. sales force. We remain satisfied with our progress in the ongoing expansion of our U.S. sales force. We recruited 5,900 new sales associates in the first quarter of 2010, resulting in more than 74,500 licensed sales associates at March 31, 2010. Due to record recruiting in the first quarter of 2009, recruitment of new sales associates was down sharply in the first quarter of 2010, compared with the same period a year ago. However, compared with the fourth quarter of 2009, new agent recruitment was up 6.9%.

In 2009, we implemented our new Aflac for BrokersSM initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. Over 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

Furthering our initiatives in the broker arena, we purchased CAIC in 2009. CAIC equips us with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. CAIC is rated A+ (Superior) by A.M. Best. We believe that CAIC has the potential to benefit us in the U.S. market by helping us meet the product requests and needs of our field force when they pursue larger payroll accounts.

Broker sales increased 30.6% in the first quarter of 2010, compared with the same period a year ago. On a proforma basis in which CAIC sales were included in the first quarter results for both this year and last year, broker sales increased 5.9%.

We expect 2010 to be a challenging year from a sales perspective and look for sales to again decline in the second quarter of the year, followed by modest sales increases in the second half of 2010.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities for the three-month periods ended March 31.

	2010	2009
New money yield	5.98%	8.67%
Return on average invested assets, net of investment expenses	6.49	6.80

The decrease in the U.S. new money yield reflects tightening credit spreads. At March 31, 2010, the portfolio yield on Aflac’s U.S. portfolio was 7.06%, compared with 7.19% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

U.S. Economy

Operating in the U.S. economy continues to be challenging. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

U.S. Regulatory Environment

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance, therefore the PPACA does not directly affect the design of our insurance products nor our sales model. Our experience with Japan’s national healthcare environment leads us to believe that the need for our products will only increase over the coming years.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2010, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2009.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	93.04		92.10
Investments and cash	$ 73,998	$ (599)	$74,597
Deferred policy acquisition costs	8,522	(60)	8,582
Total assets	85,178	(673)	85,851
Policy liabilities	69,504	(636)	70,140
Total liabilities	76,191	(677)	76,868

(1)	The exchange rate at March 31, 2010, was 93.04 yen to one dollar, or 1.0% weaker than the December 31, 2009, exchange rate of 92.10.

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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.

(In millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Securities available for sale, at fair value:
Fixed maturities	$ 30,596	$ 29,952	$ 7,722 (1)	$ 6,712 (1)
Perpetual securities	7,177	7,041	246	222
Equity securities	24	24	-	-

Total available for sale	37,797	37,017	7,968	6,934

Securities held to maturity, at amortized cost:
Fixed maturities	26,399	26,487	-	200

Total held to maturity	26,399	26,487	-	200

Total investment securities	$ 64,196	$ 63,504	$ 7,968	$ 7,134

(1) Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $117 in 2010 and 2009.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk and credit risk.

Currency Risk

The functional currency of Aflac Japan’s insurance operations is the Japanese yen. All of Aflac Japan’s premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. Furthermore, most of Aflac Japan’s investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated debt obligations.

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

(In millions)	March 31, 2010				December 31, 2009
Yen/dollar exchange rates	78.04	93.04	(1)	108.04	77.10	92.10	(1)	107.10
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$26,533	$22,255		$19,166	$31,373	$26,263		$22,585
Fixed maturities - consolidated variable interest entities	3,003	2,519		2,169	-	-		-
Perpetual securities	7,054	5,917		5,095	8,350	6,990		6,011
Perpetual securities - consolidated variable interest entities	1,304	1,094		942	-	-		-
Equity securities	23	19		16	23	19		17
Securities held to maturity:
Fixed maturities	30,832	25,861		22,271	31,640	26,487		22,777
Fixed maturities - consolidated variable interest entities	641	538		463
Cash and cash equivalents	745	625		538	1,088	911		783
Other financial instruments	114	96		82	111	93		80
Subtotal	70,249	58,924		50,742	72,585	60,763		52,253
Liabilities:
Notes payable	1,596	1,338		1,153	1,616	1,353		1,163
Japanese policyholder protection corporation	132	111		96	153	128		110
Subtotal	1,728	1,449		1,249	1,769	1,481		1,273
Net yen-denominated financial instruments	68,521	57,475		49,493	70,816	59,282		50,980
Other yen-denominated assets	8,626	7,234		6,232	8,630	7,225		6,213
Other yen-denominated liabilities	77,364	64,891		55,882	77,327	64,733		55,667
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(217)	$(182)		$(157)	$2,119	$1,774		$1,526

(1)	Actual period-end exchange rate

The decline in yen-denominated financial instruments shown in the table above was the result of the consolidation of the underlying assets in certain VIEs on January 1, 2010. Prior to the adoption of this new accounting guidance, our beneficial interest in the VIE was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. While the combination of U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment, these investments will create foreign currency fluctuations. For additional information, see the Hedging Activities subsection of MD&A.

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2010, and December 31, 2009, would be as follows:

(In millions)	March 31, 2010	December 31, 2009

Effect on yen-denominated debt and perpetual securities	$(6,298)	$(6,404)
Effect on dollar-denominated debt and perpetual securities	(1,262)	(974)

Effect on total debt and perpetual securities	$(7,560)	$(7,378)

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

We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to mitigate our exposure to interest rate risk. For additional information, see the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2009.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended March 31, 2009

AAA	1.3%	7.6%	7.2%
AA	55.1	58.9	80.1
A	40.9	31.4	10.1
BBB	2.7	2.1	2.6

Total	100.0%	100.0%	100.0%

The increase in the percentage of debt securities purchased in the A rated category during the first quarter of 2010 was due to the attractive relative value these securities presented while still meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition by Credit Rating

	March 31, 2010		December 31, 2009

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	3.9%	4.1%	3.3%	3.4%
AA	32.9	33.8	34.6	35.8
A	39.1	39.4	39.6	39.8
BBB	18.2	17.5	15.6	15.2
BB or lower	5.9	5.2	6.9	5.8

Total	100.0%	100.0%	100.0%	100.0%

At March 31, 2010, we had Greek exposure of $1.3 billion, at amortized cost, available-for-sale fixed maturity investments comprised of $1.0 billion invested in Greek financial institutions and $280 million in Greek sovereign debt. Subsequent to March 31, 2010, the Greek financial institutions were downgraded to below investment grade. We continue to believe that these issuers have the ability to meet their obligations to us, and we have the intent to hold these investments to recovery in value. As a result, we have not recognized an other-than-temporary impairment for these investments as of March 31, 2010.

As of March 31, 2010, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt as of March 31, 2010, and December 31, 2009. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	March 31, 2010		December 31, 2009
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$56,135	77.2%	$54,971	76.5%
Subordinated securities:
Fixed maturities
(stated maturity date):
Lower Tier II	8,018	11.0	7,944	11.1
Upper Tier II	15	-	178.2
Tier I(1)	575.8		754	1.0
Surplus notes	336.5		336.5
Trust preferred - non-banks	85.1		85.1
Other subordinated - non-banks	52.1		52.1

Total fixed maturities	9,081	12.5	9,349	13.0

Perpetual securities (economic maturity date):
Upper Tier II	5,252	7.2	5,200	7.2
Tier I	2,263	3.1	2,354	3.3

Total perpetual securities	7,515	10.3	7,554	10.5

Total debt and perpetual securities	$72,731	100.0%	$71,874	100.0%

(1)	Includes trust preferred securities

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

Our largest global investment exposures as of March 31, 2010, were as follows:

Largest Global Investment Positions
	Amortized Cost	% of	Ratings
(In millions)		Total	Seniority	Moody’s	S&P	Fitch
Government of Japan(1)	$11,771	16.2%	Senior	Aa2	AA	AA-
Israel Electric Corp.	881	1.2	Senior	Baa2	BBB	-
Republic of Tunisia	859	1.2	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	744	1.0
HSBC Finance Corporation (formerly Household Finance)	563.8		Senior	A3	A	AA-
Republic New York Corp.	11	-	LTII	A2	A+	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	120.2		UTII	A3	A	A+
HSBC Holdings PLC	15	-	UTII	A1	A	AA-
HSBC Holdings PLC (HSBC Capital Funding LP)	35	-	Tier I	A3	A-	A+
Republic of South Africa	658.9		Senior	A3	BBB+	BBB+
Lloyds Banking Group PLC	643.9
Lloyds Banking Group PLC	7	-	Tier I	B3	CC	-
Lloyds Bank PLC	354.5		LTII	Ba2	BB	BB
HBOS PLC	282.4		UTII	Ba2	BB-	B+
Commerzbank AG	636.9
Commerzbank AG	415.6		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	166.2		LTII	A1	A-	CCC
Dresdner Bank AG (Dresdner Funding Trust I)	55.1		Tier I	Baa3	CCC	CCC
Bank of America Corp.	581.8
Bank of America Corp. (includes Fleet Financial Group Inc., Nationsbank Corporation)	256.4		LTII	A3	A-	A
Bank of America Corp. (NB Capital Trust, Bankamerica Instit-A)	18	-	Tier I	Baa3	BB	BB
Merrill Lynch & Co. Inc.	295.4		Senior	A2	A	A+
Merrill Lynch & Co. Inc.	12	-	LTII	A3	A-	A
Mizuho Financial Group Inc.	558.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	558.8		UTII	A2	A-	-
UniCredit SpA	548.7
Unicredito Bank Austria	11	-	LTII	Aa3	AA+	-
Hypovereinsbank	215.3		LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & IV)	322.4		Tier I	Baa3	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	537.8
Sumitomo Mitsui Banking Corporation	107.2		LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	430.6		UTII	A1	A-	-
Commonwealth Bank of Australia	527.7
Commonwealth Bank of Australia	215.3		LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	215.3		UTII	-	A+	-
Bankwest	97.1		UTII	Aa2	AA-	-
BNP Paribas	484.7
BNP Paribas	108.1		Senior	Aa2	AA	AA
FORTIS (Fortis Bank SA-NV, Fortis Luxembourg Finance SA)	376.6		UTII	A3	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	484.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	484.6		LTII	Aa3	A	A-
Erste Group Bank AG	462.6
Erste Group Bank	108.1		LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	354.5		Tier I	Ba2	-	BBB-
Investcorp SA	448.6
Investcorp Capital Limited	448.6		Senior	Ba2	-	BB+
Citigroup Inc.	435.6
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	434.6		Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1	-	LTII	Baa1	A-	A
MetLife Inc.	434.6
MetLife Inc.	165.2		Senior	A3	A-	A-
Metropolitan Life Global Funding I	269.4		Senior	Aa3	AA-	-
JP Morgan Chase & Co. (including Bear Stearns)	433.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	376.6		Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	29	-	Senior	Aa1	AA-	-
JP Morgan Chase & Co. (Bank One Corp.)	17	-	LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11	-	LTII	Aa2	A+	A+
National Grid PLC	430.6
National Grid Gas PLC	215.3		Senior	A3	A-	A
National Grid Electricity Transmission PLC	215.3		Senior	A3	A-	A
Telecom Italia SpA	430.6
Telecom Italia Finance SA	430.6		Senior	Baa2	BBB	BBB

Total	$22,983	31.6%

Total debt and perpetual securities	$72,731	100.0%

(1)	JGBs or JGB-backed securities

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2010		December 31, 2009
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$25,014	$25,596	$20,649	$21,087
Perpetual securities	235	244	116	122
Equity securities	12	15	14	15
Total publicly issued	25,261	25,855	20,779	21,224
Privately issued securities:
Fixed maturities	40,202	38,327	43,671	41,522
Perpetual securities	7,280	7,179	7,438	7,141
Equity securities	9	9	8	9

Total privately issued	47,491	45,515	51,117	48,672

Total investment securities	$72,752	$71,370	$71,896	$69,896

The decline in privately issued securities was the result of the consolidation of certain VIE investments as of January 1, 2010. Upon consolidation, the beneficial interest in these privately issued VIEs was derecognized and the underlying publicly issued securities, or underlying collateral assets, were recognized. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for further discussion regarding these investments.

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2010	December 31, 2009
Privately issued securities as a percentage of total debt and perpetual securities	65.3%	71.1%

Privately issued securities held by Aflac Japan	$44,779	$48,639
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	61.6%	67.7%

Reverse-Dual Currency Securities (1)
(Amortized cost, in millions)	March 31, 2010	December 31, 2009
Privately issued reverse-dual currency securities	$1,576	$1,389
Private loan reverse-dual currency securities	9,516	12,681
Publicly issued collateral structured as reverse-dual currency securities (2)	2,662	-

Total privately issued reverse-dual currency securities	$13,754	$14,070

Reverse-dual currency securities as a percentage of total debt and perpetual securities	18.9%	19.6%

(1) Principal payments in yen and interest payments in dollars

(2) Publicly issued securities held as collateral of former QSPEs

Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities are issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants are required.

Below-Investment-Grade and Split-Rated Securities

Debt and perpetual securities classified as below investment grade at March 31, 2010 and December 31, 2009, were generally reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 5.9% of total debt and perpetual securities at March 31, 2010, compared with 6.9% of total debt and perpetual securities at December 31, 2009, at amortized cost. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	March 31, 2010			December 31, 2009
(In millions)	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
Lloyds Banking Group PLC (includes HBOS)(1)	$897	$643	$699	$896	$597	$612
Investcorp Capital Limited	448	448	220	452	452	223
Irish Life and Permanent PLC(1)	398	202	203	402	204	197
Takefuji Corporation	-	-	-	363	194	194
UPM-Kymmene	333	333	208	337	337	224
Royal Bank of Scotland(1)	327	133	245	329	134	132
Ford Motor Credit Company	322	322	307	326	326	302
Dexia SA (includes Dexia Bank Belgium and Dexia Overseas)(1)	322	231	234	326	233	233
Swedbank (Tier I only)(1)	311	262	271	152	117	119
CSAV (Tollo Shipping Co. S.A.)	258	258	146	261	261	135
Hella KG Hueck & Co.	236	236	148	239	238	148
KBC Group NV (includes KBL European Private Bankers S.A.)(1)	215	120	185	217	121	182
Morgan Stanley Aces 2008-6(3)	**	**	**	200	200	102
Aiful Corporation	171	171	85	175	175	74
BAWAG(1)	150	105	93	152	131	114
IKB Deutsche Industriebank	140	140	72	141	141	73
Various CWHL CMOs(2)	129	115	90	129	114	82
Terra 2008-01 A1(3)	**	**	**	109	109	86
Finance For Danish Industry	107	107	86	109	109	81
Morgan Stanley Aces 2007-38(3)	**	**	**	81	8	39
Investkredit Funding II Ltd.(1)	-	-	-	76	46	46
Morgan Stanley Aces 2006-31(3)	**	**	**	65	11	26
Eirles Two Limited 310 A(3)	**	**	**	54	20	28
Morgan Stanley Aces 2007-29(3)	**	**	**	54	12	28
Morgan Stanley Aces 2007-21(3)	**	**	**	54	4	31
May Department Stores Co.	53	58	53	53	58	50
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	53	55	42	216	218	172
Various RFMSI CMOs(2)	48	40	35	47	40	34
DP World Ltd.	45	44	39	45	44	35
Rinker Materials Corp. (part of Cemex)	43	42	32	43	42	33
Various WFMBS CMOs(2)	39	32	26	52	44	38
First Industrial LP	37	40	29	37	40	27
Sprint Capital Corp.	23	24	21	23	24	21
Academica Charter Schools Finance LLC	22	24	15	22	24	15
Weyerhaeuser Co.	20	21	19	20	21	19
Terra CDO SPC LTD 2007-3 A1(3)	**	**	**	20	5	9
Bank of America Corp. (Tier I only)	18	18	18	18	18	18
MBIA Inc.	16	17	9	16	17	6
American General Capital II (part of AIG)	15	19	14	15	19	11
RAST 2005-A10 A5(2)	10	8	7	10	8	7
Morgan Stanley Aces 2006-23(3)	10	2	4	10	2	4
BOAMS 2007-1 1A30(2)	6	6	3	6	6	3
Allied Capital Corp.	5	5	5	12	12	11
CMSI 2007-5 1A3(2)	5	5	4	5	5	3
MSM 2007-1XS 2A4A(2)	5	3	3	5	3	3
LMT 2006-3 1A5(2)	4	3	1	4	3	1
America West Airlines	3	3	2	3	3	2
City of New Castle Pennsylvania	2	1	1	*	*	*
Regions Financial Corp.	1	1	1	*	*	*

Total	$5,247	$4,297	$3,675	$6,381	$4,950	$4,033

*Investment grade at respective reporting date

**Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

(1)Perpetual security

(2)Collateralized mortgage obligation

(3)Collateralized debt obligation

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated debt securities as of March 31, 2010, were as follows:

Split-Rated Securities(1)

(In millions)	Amortized Cost	Moody’s Rating	S&P Rating	Fitch Rating	Investment-Grade Status
Erste Group Bank(2)	$354	Ba2	-	BBB-	Investment Grade
SLM Corp.	353	Ba1	BBB-	BBB-	Investment Grade
Rohm & Haas Company	284	Ba1	BBB-	BBB	Investment Grade
Dexia Overseas Limited(2)	161	Baa1	B	A-	Investment Grade
Sparebanken Vest(2)	60	Ba1	BBB	-	Investment Grade
May Department Stores Co.	58	Ba2	BB	BBB-	Below Investment Grade
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	55	Baa3	CCC	CCC	Below Investment Grade
Mead Corp.	36	Ba1	BBB	-	Investment Grade
Tennessee Gas Pipeline	31	Baa3	BB	BBB-	Investment Grade
Weyerhaeuser Co.	21	Ba1	BBB-	BB+	Below Investment Grade
Bank of America Corp. (Tier I only)	18	Baa3	BB	BB	Below Investment Grade
CHASE 2005-S3 A10(3)	18	Baa2	-	B	Investment Grade
Peco Energy Capital Trust IV	17	Baa1	BB+	BBB	Investment Grade
Transamerica Capital II	14	Baa3	BBB	BB	Investment Grade
America West Airlines(4)	11	Ba3	BBB-	-	Investment Grade
Keycorp Capital VII	7	Baa3	BB	BBB	Investment Grade
Resona Preferred Global Securities(2)	5	Ba2	BBB	-	Investment Grade
WFMBS 2006-3 A5(3)	5	Ba1	-	A	Investment Grade
Regions Financial Corp.	1	Ba1	BB+	BBB	Below Investment Grade

Total	$1,509

(1) Split-rated securities represented 2.1% of total debt and perpetual securities at amortized cost at March 31, 2010.

(2)Perpetual security

(3)Collateralized mortgage obligation

(4)Separate securities from those reported in the Below-Investment-Grade Securities table from the same issuer

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2010.

(In millions)	Total Amortized Cost	Total Fair Value	Percent of Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$42,035	$42,183	59.1%	$1,855	$1,707
Below-investment-grade securities	4,297	3,675	5.2	257	879
Held-to-maturity securities:
Investment-grade securities	26,399	25,488	35.7	572	1,483

Total	$72,731	$71,346	100.0%	$2,684	$4,069

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2010.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less Than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$ 19,314	$ 1,707	$ 5,455	$ 220	$ 123	$ 5	$ 13,736	$ 1,482
Below-investment-grade securities	2,802	879	224	18	161	86	2,417	775
Held-to-maturity securities:
Investment-grade securities	17,169	1,483	2,548	93	721	27	13,900	1,363

Total	$ 39,285	$ 4,069	$ 8,227	$ 331	$ 1,005	$ 118	$ 30,053	$ 3,620

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2010.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss

Available-for-sale securities:
Investment-grade securities	$ 19,314	$ 1,707	$ 17,082	$ 1,077	$ 2,232	$ 630	$ -	$ -
Below- investment- grade securities	2,802	879	926	84	1,309	495	567	300
Held-to-maturity securities:
Investment-grade securities	17,169	1,483	16,229	1,163	940	320	-	-

Total	$ 39,285	$ 4,069	$ 34,237	$ 2,324	$ 4,481	$ 1,445	$ 567	$ 300

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2010.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss

Investcorp SA	BB	$ 448	$ 220	$ (228)
SLM Corp.	BBB	353	193	(160)
Banco Espirito Santo	A	322	187	(135)
UPM-Kymmene	BB	333	208	(125)
Tollo Shipping Co. S.A.	B	258	146	(112)
Hella KG Hueck and Co.	BB	236	148	(88)
Aiful Corp.	CCC	171	85	(86)
Unicredito Italiano (includes HVB and Bank Austria)	BBB	548	465	(83)
Nordea Bank(1)	A	384	303	(81)
The Sultanate of Oman	A	376	298	(78)

(1) Perpetual security

Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of March 31, 2010.

Cash, cash equivalents and short-term investments totaled $1.6 billion, or 2.2% of total investments and cash, as of March 31, 2010, compared with $2.3 billion, or 3.2%, at December 31, 2009. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3 and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2010	December 31, 2009	% Change

Aflac Japan	$ 5,854	$ 5,846	.1% (1)
Aflac U.S.	2,668	2,687	(.7)

Total	$ 8,522	$ 8,533	(.1) %

(1) Aflac Japan's deferred policy acquisition costs increased 1.2% in yen during the three months ended March 31, 2010.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by total new annualized premium sales.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	March 31, 2010	December 31, 2009	% Change

Aflac Japan	$ 62,283	$ 62,055	.4% (1)
Aflac U.S.	7,219	7,187.4
Other	2	3	-

Total	$ 69,504	$ 69,245	.4%

(1) Aflac Japan's policy liabilities increased 1.4% in yen during the three months ended March 31, 2010.

The increase in Aflac Japan’s policy liabilities was primarily the result of the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $2.6 billion at March 31, 2010, and December 31, 2009. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.9% as of March 31, 2010, compared with 22.3% at December 31, 2009. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 9 of the Notes to the Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. On December 12, 2008, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2012.

See the Policyholder Protection Corporation subsection of MD&A in our annual report to shareholders for the year ended December 31, 2009, for additional information.

Hedging Activities

We have limited hedging activities.

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated a majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income). We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2010 and 2009, with yen-denominated assets exceeding yen-denominated liabilities by 163.7 billion yen as of January 1, 2010, and by 59.6 billion yen as of January 1, 2009, the respective dates of hedge designation. The yen net asset figure for the first quarter of 2010 differs from the yen-denominated net asset position as reflected in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs on January 1, 2010 required that we remove our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. Since our net investment hedge was effective for the three-month periods ended March 31, 2010, and 2009, there was no impact on net earnings during those periods.

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated statements of financial position at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. While an immaterial amount of ineffectiveness was recorded during the first quarter of 2010, these hedging relationships were effective during the three-month period ended March 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings (other income). These hedges were effective during the three-month periods ended March 31, 2010, and 2009; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31:

Liquidity Provided by Aflac to Parent Company

(In millions)	2010	2009
Management fees paid by Aflac	$49	$21

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common shares and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. We issued $850 million of senior notes in May 2009 and $400 million of senior notes in December 2009 under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.1 billion, using the March 31, 2010, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

(In millions)	2010	2009
Operating activities	$ 1,278	$ 1,650
Investing activities	(1,969)	(1,325)
Financing activities	(23)	(45)
Exchange effect on cash and cash equivalents	2	(24)
Net change in cash and cash equivalents	$ (712)	$ 256

Operating Activities

The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2010	2009
Aflac Japan	$ 1,080	$ 1,233
Aflac U.S. and other operations	198	416
Total	$ 1,278	$ 1,649

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2010	2009
Aflac Japan	$ (1,417)	$ (1,417)
Aflac U.S. and other operations	(552)	92
Total	$ (1,969)	$ (1,325)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the three-month period ended March 31, 2010, compared with 9% during the same period a year ago. The decrease in dispositions before maturity was due primarily to a bond-swap program that we executed in 2009 to generate investment gains to take advantage of tax loss carryforwards.

Financing Activities

Consolidated cash used by financing activities was $23 million in the first three months of 2010, compared with $45 million for the same period of 2009. Cash returned to shareholders through dividends was $131 million during each of the three-month periods ended March 31, 2010 and 2009.

In July 2010, 39.4 billion yen (approximately $423 million using the March 31, 2010, exchange rate) of our Samurai notes will mature. We plan to use existing cash to pay off these notes.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2010.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2010	2009
Treasury stock purchases	$5	$2

Number of shares purchased	94	85

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2010	2009
Stock issued from treasury	$7	$4

Number of shares issued	358	503

During the first three months of 2010, we did not repurchase shares of our common stock in the open market. As of March 31, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares available for purchase were comprised of 2.4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares from a board authorization in 2008. We will closely monitor global financial markets and our capital position before we commit to further share repurchases.

Cash dividends paid to shareholders were $.28 per share in the first quarter of 2010 and 2009. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2010	2009
Dividends paid in cash	$131	$131
Dividends previously declared	-	(131)(1)
Total dividends to shareholders	$131	$-

(1)	Dividends paid in the first quarter of 2009 were recognized in the fourth quarter of 2008, the period in which they were declared.

In April 2010, the board of directors declared the second quarter cash dividend of $.28 per share. The dividend is payable on June 1, 2010, to shareholders of record at the close of business on May 19, 2010.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio exceeded 525% as of March 31, 2010. Our RBC ratio remains high and reflects a strong capital and surplus position.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of December 31, 2009, Aflac Japan’s solvency margin ratio of 885.5% significantly exceeded regulatory minimums. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of upcoming changes to the calculation of the solvency margin ratio.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the three-month periods ended March 31.

Aflac Japan Remittances

(In millions of dollars)	2010	2009
Aflac Japan management fees paid to Parent Company	$ 9	$ 6
Expenses allocated to Aflac Japan	8	12

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 11 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2009.

Rating Agencies

Aflac is rated AA- by S&P, Aa2 (Excellent) by Moody’s, and A+ (Superior) by A.M. Best for financial strength and AA- by R&I for insurance claims paying ability. Aflac Incorporated’s senior debt, Samurai notes, and Uridashi notes are rated A- by S&P, A2 by Moody’s and A by R&I. S&P and Moody’s have classified Aflac’s credit outlook as negative, consistent with their outlook on the insurance industry. A.M. Best and R&I have classified Aflac’s credit outlook as stable.

Other

For information regarding commitments and contingent liabilities, see Note 10 of the Notes to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 3 is incorporated by reference from the Market Risks of Financial Instruments subsection of MD&A in Part I, Item 2 of this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item IA.	Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of our 2009 annual report on Form 10-K for the year ended December 31, 2009.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. Various forms of federal oversight and possible regulation of insurance have been proposed in Congress. These proposals include the Wall Street Reform and Consumer Protection Act, which would establish the “Federal Insurance Office” within the Department of Treasury to monitor the insurance industry, identify gaps in regulation of insurance that could contribute to a systemic crisis, and identify insurers that should be subject to stricter standards. Other proposals are pending in Congress that would permit an optional federal charter for insurers. The Obama administration has indicated that enactment of financial services reform is a legislative priority in 2010. Accordingly, it is possible that legislation to create federal oversight of insurance through an office in the Department of Treasury may be enacted, however, the chance of enactment of a federal insurance charter, while possible, appears to be less likely.

In addition, U.S. federal health care reform legislation (known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010) that was enacted in March 2010 includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next eight years. These changes are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation. However, it is not possible to predict with any degree of certainty what impact this legislation, as currently adopted, or any future regulation, if adopted, will have on the Company’s U.S. business, financial condition, or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

For additional risk factors, please refer to Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2010, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	$-	-	32,370,254
February 1 - February 28	91,174	48.25	-	32,370,254
March 1 - March 31	1,609	51.82	-	32,370,254
Total	92,783 (2)	$48.31	-	32,370,254 (1)

(1)

The total remaining shares available for purchase at March 31, 2010, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

(2)	During the first quarter of 2010, 92,783 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.9	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26		Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.27	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.28	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.29	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.30	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.31	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.32	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.33	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.34	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.35	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.36		Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.37	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 7, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 7, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 7, 2010, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.[1]
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.
[1]

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) Notes to the Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 7, 2010	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer,
Treasurer and Director

May 7, 2010	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services;
Chief Accounting Officer