Form 10-Q
period 2010-06-30
AFLAC INC
filed 2010-08-02
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                            ☐  Yes   ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 29, 2010
Common Stock, $.10 Par Value	470,819,457 shares

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2010, and 2009, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of June 30, 2010, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
August 2, 2010

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

(In millions, except for share and per-share amounts - Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Premiums, principally supplemental health insurance	$ 4,333	$ 3,995	$ 8,681	$ 8,110
Net investment income	727	668	1,453	1,356
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	0	(388)	(42)	(626)
Other-than-temporary impairment losses recognized in other comprehensive income	0	3	0	7

Other-than-temporary impairment losses realized	0	(385)	(42)	(619)
Sales and redemptions	14	2	(7)	227
Derivative gains (losses)	(103)	0	(86)	0

Total realized investment gains (losses)	(89)	(383)	(135)	(392)
Other income	9	33	45	57

Total revenues	4,980	4,313	10,044	9,131

Benefits and expenses:
Benefits and claims	2,885	2,723	5,741	5,534
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	229	225	509	475
Insurance commissions	398	381	801	770
Insurance expenses	508	462	988	919
Interest expense	33	14	66	21
Other operating expenses	38	35	76	68

Total acquisition and operating expenses	1,206	1,117	2,440	2,253

Total benefits and expenses	4,091	3,840	8,181	7,787

Earnings before income taxes	889	473	1,863	1,344
Income taxes	308	159	646	462

Net earnings	$ 581	$ 314	$ 1,217	$ 882

Net earnings per share:
Basic	$ 1.24	$ .67	$ 2.60	$ 1.89
Diluted	1.23	.67	2.58	1.89

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	468,824	466,401	468,377	466,249
Diluted	472,539	468,285	472,497	467,709

Cash dividends per share	$ .28	$ .28	$ .56	$ .56

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	June 30, 2010 (Unaudited)		December 31, 2009
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $38,340 in 2010 and $37,633 in 2009)	$ 38,451		$ 36,781 (1)
Fixed maturities - consolidated variable interest entities (amortized cost $4,480 in 2010)	4,767		0 (1)
Perpetual securities (amortized cost $5,964 in 2010 and $7,554 in 2009)	5,758		7,263 (1)
Perpetual securities - consolidated variable interest entities (amortized cost $1,500 in 2010)	1,383		0 (1)
Equity securities (cost $22 in 2010 and $22 in 2009)	23		24
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $25,849 in 2010 and $25,828 in 2009)	26,289		26,687 (1)
Fixed maturities - consolidated variable interest entities (fair value $509 in 2010)	565		0 (1)
Other investments	112		114
Cash and cash equivalents	2,184		2,323
Total investments and cash	79,532		73,192
Receivables	659		764
Accrued investment income	704		649
Deferred policy acquisition costs	8,941		8,533
Property and equipment, at cost less accumulated depreciation	594		593
Other	809	(2)	375
Total assets	$ 91,239		$ 84,106

(1)	Due to the prospective application of accounting guidance adopted in 2010, consolidated fixed-maturity and perpetual-security variable interest entities (VIEs) are only disclosed separately in 2010.
(2)	Includes $344 of derivatives from consolidated VIEs
See	the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2010 (Unaudited)		December 31, 2009

Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 65,180		$ 61,501
Unpaid policy claims	3,437		3,270
Unearned premiums	1,002		926
Other policyholders’ funds	4,191		3,548

Total policy liabilities	73,810		69,245
Notes payable	2,653		2,599
Income taxes	1,964		1,653
Payables for return of cash collateral on loaned securities	636		483
Other	2,146	(3)	1,709
Commitments and contingent liabilities (Note 10)

Total liabilities	81,209		75,689

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2010 and 2009; issued 661,881 shares in 2010 and 661,209 shares in 2009	66		66
Additional paid-in capital	1,271		1,228
Retained earnings	13,340		12,410
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	599		776
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	145		(622)
Unrealized gains (losses) on other-than-temporarily impaired securities	(6)		(16)
Unrealized gains (losses) on derivatives	(3)		(2)
Pension liability adjustment	(106)		(107)
Treasury stock, at average cost	(5,276)		(5,316)

Total shareholders’ equity	10,030		8,417

Total liabilities and shareholders’ equity	$ 91,239		$ 84,106

(3)	Includes $666 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2010	2009

Common stock:
Balance, beginning of period	$ 66	$ 66

Balance, end of period	66	66

Additional paid-in capital:
Balance, beginning of period	1,228	1,184
Exercise of stock options	32	1
Share-based compensation	17	16
Gain (loss) on treasury stock reissued	(6)	0

Balance, end of period	1,271	1,201

Retained earnings:
Balance, beginning of period	12,410	11,306
Cumulative effect of change in accounting principle, net of income taxes	(25)	0
Net earnings	1,217	882
Dividends to shareholders	(262)	(130)

Balance, end of period	13,340	12,058

Accumulated other comprehensive income (loss):
Balance, beginning of period	29	(582)
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	(320)	0
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	143	(159)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	180	0
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	587	(910)
Change in unrealized gains (losses) on other-than- temporarily impaired investment securities, net of income taxes	10	(5)
Unrealized gains (losses) on derivatives during period, net of income taxes	(1)	0
Pension liability adjustment during period, net of income taxes	1	4

Balance, end of period	629	(1,652)

Treasury stock:
Balance, beginning of period	(5,316)	(5,335)
Purchases of treasury stock	(5)	(2)
Cost of shares issued	45	14

Balance, end of period	(5,276)	(5,323)

Total shareholders’ equity	$10,030	$ 6,350

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2010	2009
Cash flows from operating activities:
Net earnings	$ 1,217	$ 882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	423	125
Increase in deferred policy acquisition costs	(164)	(146)
Increase in policy liabilities	1,473	1,421
Change in income tax liabilities	181	217
Realized investment (gains) losses	135	392
Other, net	(242)	(17)
Net cash provided (used) by operating activities	3,023	2,874
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,055	3,713
Fixed maturities matured or called	312	1,249
Perpetual securities sold	582	102
Equity securities sold	328	0
Securities held to maturity:
Fixed maturities matured or called	2	209
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(4,606)	(4,565)
Equity securities acquired	(330)	0
Securities held to maturity:
Fixed maturities acquired	(642)	(1,906)
Cash received as collateral on loaned securities, net	134	(1,063)
Other, net	(11)	(47)
Net cash provided (used) by investing activities	$ (3,176)	$(2,308)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2010	2009
Cash flows from financing activities:
Purchases of treasury stock	$ (5)	$ (2)
Proceeds from borrowings	0	844
Principal payments under debt obligations	(2)	(548)
Dividends paid to shareholders	(262)	(262)
Change in investment-type contracts, net	191	169
Treasury stock reissued	36	4
Other, net	35	(2)
Net cash provided (used) by financing activities	(7)	203
Effect of exchange rate changes on cash and cash equivalents	21	(21)
Net change in cash and cash equivalents	(139)	748
Cash and cash equivalents, beginning of period	2,323	941
Cash and cash equivalents, end of period	$ 2,184	$1,689

Supplemental disclosures of cash flow information:
Income taxes paid	$ 532	$ 304
Interest paid	52	15
Impairment losses included in realized investment losses	42	619
Noncash financing activities:
Capitalized lease obligations	1	1
Treasury stock issued for:
Associate stock bonus	0	6
Share-based compensation grants	3	4

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2010	2009	2010	2009
Net earnings	$581	$314	$1,217	$882

Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	61	58	43	(51)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	555	945	878	(1,818)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(14)	384	49	396
Unrealized gains (losses) on derivatives during period	8	(1)	(2)	0
Pension liability adjustment during period	0	0	2	6
Total other comprehensive income (loss) before income taxes	610	1,386	970	(1,467)
Income tax expense (benefit) related to items of other comprehensive income (loss)	74	431	230	(397)
Other comprehensive income (loss), net of income taxes	536	955	740	(1,070)
Total comprehensive income (loss)	$1,117	$1,269	$1,957	$(188)

See	the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 77% of the Company’s total revenues in the six-month periods ended June 30, 2010, and 2009, respectively. The percentage of the Company’s total assets attributable to Aflac Japan was 85% at both June 30, 2010, and December 31, 2009.

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

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2010, and December 31, 2009, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2010, and 2009, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2009.

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

Subsequent to the adoption of updated accounting guidance on VIEs and QSPEs on January 1, 2010, our accounting treatment for these investments changed. The concept of QSPEs was eliminated, and therefore, the former QSPEs are treated as normal VIEs and are evaluated for consolidation. We adopted the new criteria for evaluating VIEs for consolidation, which, instead of focusing on a quantitative approach, focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As a result of the application of this new guidance, we are the primary beneficiary of certain VIEs. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. Neither we nor any of our creditors have the ability to obtain the underlying collateral. Nor do we have control over the instruments in the VIEs, unless there is an event of default. This collateral is reported separately under the captions fixed maturities- and perpetual securities- consolidated variable interest entities on our balance sheet.

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

Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings. These freestanding derivatives are interest rate swaps, credit default swaps (CDSs) and/or foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio.

From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract, held at fair value and reported with the host instrument in the consolidated balance sheet, with changes in fair value reported in earnings.

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

We have designated certain interest rate swaps as a hedge of the variability of the interest cash flows associated with our variable rate Uridashi notes. Changes in the fair value of these and any of our other derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income as long as they are deemed effective. Any hedge ineffectiveness is recorded immediately in current period earnings as a net realized investment gain or loss. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of earnings in which the cash flows of the hedged item are recorded. We include the fair value of these derivatives in either other assets or other liabilities on the balance sheet.

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

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for VIEs and transfers of financial assets. As discussed above, this guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of QSPEs; establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. We adopted the provisions of this guidance on January 1, 2010, prospectively. As a result, we were required to consolidate certain of the VIEs with which we are currently involved. We were not required to deconsolidate any VIEs on January 1, 2010.

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

The impact of consolidating these VIEs as of January 1, 2010, includes three primary components. The first component is the valuation differences associated with the underlying securities and derivatives included in the VIE structures. Prior to the consolidation of these VIEs, we utilized a pricing model to value our beneficial interests and did not separately consider the fair value of the financial instruments included within the structures. The cumulative impact of these valuation adjustments was recorded in accumulated other comprehensive income or retained earnings depending on whether the valuation adjustment was associated with the underlying debt securities and whether the derivative qualified as a cash flow hedge.

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

The following table summarizes the cumulative after-tax consolidation impact of adopting this new accounting guidance on January 1, 2010:

(In millions)	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity

Cumulative valuation adjustments	$ 180	$ 0	$ 180
Currency translation adjustments	(320)	0	(320)
Swaps	0	(26)	(26)
Other	0	1	1

Total	$ (140)	$ (25)	$ (165)

For additional information concerning our investments in VIEs and derivatives, see Notes 3 and 4, respectively.

Accounting Pronouncements Pending Adoption

Fair value measurements and disclosures: In January 2010, the FASB issued amended accounting guidance on fair value disclosures. This guidance requires the activity in fair value hierarchy Level 3 for purchases, sales, issuances, and settlements to be reported on a gross, rather than net, basis. This guidance is effective for interim and annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have any impact on our financial position or results of operations.

Accounting for embedded credit derivatives: In March 2010, the FASB issued accounting guidance on embedded credit derivatives. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. This guidance is effective for interim periods beginning after June 15, 2010. We do not expect the adoption of this guidance to have a significant impact on our financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Revenues:
Aflac Japan:
Earned premiums	$3,186	$2,901	$6,393	$5,913
Net investment income	593	544	1,186	1,105
Other income	(1)	15	26	22

Total Aflac Japan	3,778	3,460	7,605	7,040

Aflac U.S.:
Earned premiums	1,147	1,094	2,289	2,197
Net investment income	135	127	267	252
Other income	3	2	5	4

Total Aflac U.S.	1,285	1,223	2,561	2,453

Other business segments	11	14	23	24

Total business segment revenues	5,074	4,697	10,189	9,517
Realized investment gains (losses)	(89)	(383)	(135)	(392)
Corporate	49	34	101	69
Intercompany eliminations	(54)	(35)	(111)	(63)

Total revenues	$4,980	$4,313	$10,044	$9,131

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Pretax earnings:
Aflac Japan	$798	$679	$1,619	$1,361
Aflac U.S.	227	198	471	402
Other business segments	(1)	0	(2)	0

Total business segment pretax earnings	1,024	877	2,088	1,763
Interest expense, noninsurance operations	(31)	(17)	(63)	(24)
Corporate and eliminations	(15)	(6)	(27)	(16)

Pretax operating earnings	978	854	1,998	1,723
Realized investment gains (losses)	(89)	(383)	(135)	(392)
Impact from ASC 815	0	1	0	(4)
Gain on extinguishment of debt	0	1	0	17

Total earnings before income taxes	$889	$473	$1,863	$1,344

Income taxes applicable to pretax operating earnings	$339	$292	$693	$595
Effect of foreign currency translation on operating earnings	12	24	33	64

Assets were as follows:

(In millions)	June 30, 2010	December 31, 2009

Assets:
Aflac Japan	$77,673	$71,639
Aflac U.S.	12,821	11,779
Other business segments	149	142

Total business segment assets	90,643	83,560
Corporate	12,648	11,261
Intercompany eliminations	(12,052)	(10,715)

Total assets	$91,239	$84,106

3. INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2010

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 14,069	$ 705	$ 0	$ 14,774
Mortgage- and asset-backed securities	1,139	33	8	1,164
Public utilities	2,368	124	96	2,396
Sovereign and supranational	751	29	15	765
Banks/financial institutions	5,508	198	1,092	4,614
Other corporate	5,543	106	558	5,091

Total yen-denominated	29,378	1,195	1,769	28,804

Dollar-denominated:
U.S. government and agencies	125	5	0	130
Municipalities	783	28	17	794
Mortgage- and asset-backed securities(1)	598	79	39	638
Collateralized debt obligations	2	2	0	4
Public utilities	2,104	274	11	2,367
Sovereign and supranational	373	64	3	434
Banks/financial institutions	3,426	148	194	3,380
Other corporate	6,031	719	83	6,667

Total dollar-denominated	13,442	1,319	347	14,414

Total fixed maturities	42,820	2,514	2,116	43,218

Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,742	169	488	6,423
Other corporate	303	0	0	303
Dollar-denominated:
Banks/financial institutions	419	42	46	415

Total perpetual securities	7,464	211	534	7,141

Equity securities	22	3	2	23

Total securities available for sale	$ 50,306	$ 2,728	$ 2,652	$ 50,382

(1)	Includes $8 of other-than-temporary non-credit-related losses

	June 30, 2010

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 298	$ 25	$ 0	$ 323
Municipalities	375	20	2	393
Mortgage- and asset-backed securities	171	5	9	167
Public utilities	5,672	174	178	5,668
Sovereign and supranational	4,281	156	139	4,298
Banks/financial institutions	11,420	152	710	10,862
Other corporate	4,637	144	134	4,647

Total yen-denominated	26,854	676	1,172	26,358

Total securities held to maturity	$ 26,854	$ 676	$ 1,172	$ 26,358

	December 31, 2009

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 11,710	$ 405	$ 174	$ 11,941
Mortgage- and asset-backed securities	549	13	0	562
Public utilities	2,284	145	79	2,350
Collateralized debt obligations	165	97	24	238
Sovereign and supranational	833	28	96	765
Banks/financial institutions	5,248	144	784	4,608
Other corporate	6,401	112	714	5,799

Total yen-denominated	27,190	944	1,871	26,263

Dollar-denominated:
U.S. government and agencies	221	3	7	217
Municipalities	519	4	28	495
Mortgage- and asset-backed securities(1)	586	9	78	517
Collateralized debt obligations	24	7	2	29
Public utilities	1,587	123	42	1,668
Sovereign and supranational	353	48	9	392
Banks/financial institutions	2,668	75	259	2,484
Other corporate	4,485	339	108	4,716

Total dollar-denominated	10,443	608	533	10,518

Total fixed maturities	37,633	1,552	2,404	36,781

Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,964	311	604	6,671
Other corporate	291	28	0	319
Dollar-denominated:
Banks/financial institutions	299	30	56	273

Total perpetual securities	7,554	369	660	7,263

Equity securities	22	4	2	24

Total securities available for sale	$ 45,209	$ 1,925	$ 3,066	$ 44,068

(1) Includes $25 of other-than-temporary non-credit-related losses

	December 31, 2009

(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 217	$ 6	$ 0	$ 223
Municipalities	281	1	4	278
Mortgage- and asset-backed securities	167	2	6	163
Collateralized debt obligations	109	0	14	95
Public utilities	5,235	180	138	5,277
Sovereign and supranational	4,248	161	143	4,266
Banks/financial institutions	11,775	140	984	10,931
Other corporate	4,455	142	104	4,493

Total yen-denominated	26,487	632	1,393	25,726

Dollar-denominated:
Collateralized debt obligations	200	0	98	102

Total dollar-denominated	200	0	98	102

Total securities held to maturity	$ 26,687	$ 632	$ 1,491	$ 25,828

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

During the second quarter of 2010, we reclassified four investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of downgrades of the issuers’ credit rating. Three of these were investments in Greek financial institutions that, at the time of transfer, had an aggregate amortized cost of $998 million and an aggregate unrealized loss of $599 million. The fourth investment was in Greek sovereign debt and had an amortized cost of $178 million and an unrealized loss of $66 million at the time of transfer. This investment was sold at a pretax realized loss of $59 million prior to the end of the second quarter of 2010. We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the first quarter of 2010.

During the second quarter of 2009, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $660 million and an aggregate unrealized loss of $326 million. During the first quarter of 2009, we reclassified six investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $497 million and an aggregate unrealized loss of $200 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at June 30, 2010, were as follows:

	Aflac Japan		Aflac U.S.

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$1,588	$1,627	$20	$21
Due after one year through five years	5,042	5,347	256	289
Due after five years through 10 years	2,419	2,605	891	1,022
Due after 10 years	24,621	23,905	6,130	6,478
Mortgage- and asset-backed securities	1,318	1,415	418	386

Total fixed maturities available for sale	$34,988	$34,899	$7,715	$8,196

Held to maturity:
Due in one year or less	$292	$295	$0	$0
Due after one year through five years	1,361	1,415	0	0
Due after five years through 10 years	2,875	3,160	0	0
Due after 10 years	22,154	21,320	0	0
Mortgage- and asset-backed securities	172	168	0	0

Total fixed maturities held to maturity	$26,854	$26,358	$0	$0

At June 30, 2010, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $117 million at amortized cost and $123 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2010, were as follows:

	Aflac Japan		Aflac U.S.

(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$170	$169	$0	$0
Due after one year through five years	1,294	1,322	0	0
Due after five years through 10 years	1,438	1,403	5	5
Due after 10 years through 15 years	0	0	0	0
Due after 15 years	4,323	3,993	234	249

Total perpetual securities available for sale	$7,225	$6,887	$239	$254

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

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at June 30, 2010, based on amortized cost, was: Europe, excluding the United Kingdom (47%); United States (20%); United Kingdom (8%); Japan (8%); and other (17%).

As a result of the consolidation of additional VIEs as disclosed in Note 1, $120 million in additional perpetual securities in the bank and financial institution sector were recognized effective January 1, 2010, since the securities were included in the former QSPE structures.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2010		December 31, 2009
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$ 20,354	26%	$ 19,691	28%
Fair value	18,856	25	18,023	26
Perpetual Securities:
Upper Tier II:
Amortized cost	$ 4,797	6%	$ 4,909	7%
Fair value	4,576	6	4,938	7
Tier I:
Amortized cost	2,364	3	2,354	3
Fair value	2,262	3	2,006	3
Total:
Amortized cost	$ 27,515	35%	$ 26,954	38%
Fair value	25,694	34	24,967	36

As of June 30, 2010, our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain consisted of the following:

Investments in Greece, Ireland, Italy, Portugal and Spain

	June 30, 2010
(In millions)	Amortized Cost		Fair Value
Sovereign and supranational:
Italy	$283		$283
Spain	429		435

Total sovereign and supranational	$712		$718

Banks and financial institutions:
Greece	$1,061		$348
Ireland	921		855
Italy	170		170
Portugal	791		708
Spain	492		471

Total banks and financial institutions	$3,435	(1)	$2,552

(1)	Represents 12% of total investments in the banks and financial institutions sector and 4% of total investments in debt and perpetual securities

As of June 30, 2010, one security issued by an Irish financial institution with an amortized cost of $213 million and a fair value of $218 million was rated below investment grade. During the second quarter of 2010, the Greek financial institutions, which are comprised of Lower Tier II investments, were downgraded to below investment grade. As a result of the downgrade, we reclassified these investments from held to maturity to available for sale. While these financial institutions have significant investments in Greek Government Bonds (GGBs), we believe that these institutions will be solvent even if there were a future restructuring of GGBs. As a result, we believe that we will collect all cash flows under the terms of their obligations to us. All other securities included in the table above were rated investment grade as of June 30, 2010.

During the second quarter of 2010, the creditworthiness of the Greek sovereign debt deteriorated, and we expect further deterioration in the performance of Greek debt as a result of the stressed economic environment. As a result, in June 2010 we sold our entire holdings of Greek sovereign debt and recognized an after-tax investment loss of $67 million.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$0	$2	$51	$225
Gross losses from sales	(110)	(1)	(190)	(2)
Net gains (losses) from redemptions	1	1	1	2
Other-than-temporary impairment losses	0	(241)	0	(410)

Total debt securities	(109)	(239)	(138)	(185)

Perpetual securities:
Available for sale:
Gross gains from sales	125	0	133	0
Other-than-temporary impairment losses	0	(144)	(41)	(209)

Total perpetual securities	125	(144)	92	(209)

Equity securities:
Gross losses from sales	(2)	0	(2)	0
Other-than-temporary impairment losses	0	0	(1)	0

Total equity securities	(2)	0	(3)	0

Other assets:
Derivative gains (losses)	(103)	0	(86)	0
Other long-term assets	0	0	0	2

Total other assets	(103)	0	(86)	2

Total realized investment gains (losses)	$(89)	$(383)	$(135)	$(392)

During the six-month period ended June 30, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $7 million ($6 million after-tax) from securities sold or redeemed in the normal course of business. We realized pretax investment losses, net of gains, of $86 million ($55 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs that were required to be consolidated following the adoption of new accounting guidance effective January 1, 2010.

During the six-month period ended June 30, 2009, we realized total pretax investment losses of $619 million ($402 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment gains, net of losses, of $227 million ($148 million after-tax) from securities sold or redeemed, primarily resulting from a bond-swap program that took advantage of tax loss carryforwards.

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

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Perpetual securities	$0	$144	$41	$209
Corporate bonds	0	238	0	288
Collateralized debt obligations	0	0	0	113
Collateralized mortgage obligations	0	3	0	9
Equity securities	0	0	1	0

Total other-than-temporary impairment losses	$0	$385	$42	$619

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the six-month period ended June 30, 2010, the perpetual securities of two issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $41 million ($27 million after-tax) during the three-month period ended March 31, 2010, and no additional impairment losses were recognized in the three-month period ended June 30, 2010. We recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $144 million ($94 million after-tax) during the three-month period ended June 30, 2009, and $209 million ($136 million after-tax) during the six-month period ended June 30, 2009.

During our review of certain CMOs during the six-month period ended June 30, 2009, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded that a portion of the reduction in fair value below amortized cost was due to non-credit factors, which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $3 million ($2 million after-tax) during the three-month period and $9 million ($6 million after-tax) during the six-month period ended June 30, 2009. We recorded an unrealized loss in other comprehensive income of $3 million ($2 million after-tax) during the three-month period and $7 million ($5 million after-tax) during the six-month period ended June 30, 2009, for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors. We did not recognize any impairments of the CMOs in the six-month period ended June 30, 2010.

The other-than-temporary impairment losses recognized in the first six months of 2009, of which a portion was transferred to other comprehensive income, related only to the other-than-temporary impairment of certain of our investments in CMOs. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes cumulative credit-related impairment losses on securities still held at the end of the reporting period, for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Cumulative credit loss impairments, beginning of period	$23	$6	$24	$0
Credit losses for which an other-than-temporary impairment was not previously recognized	0	2	0	8
Credit losses for which an other-than-temporary impairment was previously recognized	0	1	0	1
Securities sold during period	(10)	0	(11)	0

Cumulative credit loss impairments, end of period	$13	$9	$13	$9

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2010	December 31, 2009
Unrealized gains (losses) on securities available for sale	$76	$(1,141)
Unamortized unrealized gains on securities transferred to held to maturity	135	148
Deferred income taxes	(72)	356
Other	0	(1)

Shareholders’ equity, net unrealized gains (losses) on investment securities	$139	$(638)

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

	June 30, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Municipalities:
Dollar-denominated	$100	$17	$45	$3	$55	$14
Yen-denominated	55	2	0	0	55	2
Mortgage-and asset- backed securities:
Dollar-denominated	170	39	8	0	162	39
Yen-denominated	388	17	370	8	18	9
Public utilities:
Dollar-denominated	297	11	155	3	142	8
Yen-denominated	4,099	274	1,511	94	2,588	180
Sovereign and supranational:
Dollar-denominated	86	3	0	0	86	3
Yen-denominated	1,631	154	303	13	1,328	141
Banks/financial institutions:
Dollar-denominated	1,672	194	667	36	1,005	158
Yen-denominated	9,770	1,802	987	42	8,783	1,760
Other corporate:
Dollar-denominated	833	83	392	37	441	46
Yen-denominated	5,170	692	1,355	100	3,815	592

Total fixed maturities	24,271	3,288	5,793	336	18,478	2,952

Perpetual securities:
Dollar-denominated	192	46	34	14	158	32
Yen-denominated	5,245	488	2,997	165	2,248	323

Total perpetual securities	5,437	534	3,031	179	2,406	355

Equity securities	4	2	4	2	0	0

Total	$29,712	$3,824	$8,828	$517	$20,884	$3,307

	December 31, 2009
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$175	$7	$112	$3	$63	$4
Japan government and agencies:
Yen-denominated	5,760	174	5,456	153	304	21
Municipalities:
Dollar-denominated	378	28	322	11	56	17
Yen-denominated	223	4	223	4	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	338	78	78	3	260	75
Yen-denominated	54	6	35	0	19	6
Collateralized debt obligations:(1)
Dollar-denominated	117	100	0	0	117	100
Yen-denominated	181	38	0	0	181	38
Public utilities:
Dollar-denominated	465	42	200	10	265	32
Yen-denominated	3,290	217	592	37	2,698	180
Sovereign and supranational:
Dollar-denominated	92	9	43	3	49	6
Yen-denominated	2,331	239	948	31	1,383	208
Banks/financial institutions:
Dollar-denominated	1,325	259	305	14	1,020	245
Yen-denominated	10,306	1,768	807	313	9,499	1,455
Other corporate:
Dollar-denominated	1,393	108	535	13	858	95
Yen-denominated	6,084	818	1,643	93	4,441	725

Total fixed maturities	32,512	3,895	11,299	688	21,213	3,207

Perpetual securities:
Dollar-denominated	181	56	0	0	181	56
Yen-denominated	3,117	604	373	28	2,744	576

Total perpetual securities	3,298	660	373	28	2,925	632

Equity securities	6	2	3	1	3	1

Total	$35,816	$4,557	$11,675	$717	$24,141	$3,840

(1) Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the six-month period ended June 30, 2010, with the exception of certain CMOs discussed in the previous section. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

As of June 30, 2010, 57% of the unrealized losses on investments in the municipalities sector and 35% of the unrealized losses on investments in the mortgage- and asset-backed securities sector were related to investments that were investment grade, compared with 74% and 39%, respectively, at December 31, 2009. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

Bank and Financial Institution Investments

The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed-maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses.

	June 30, 2010		December 31, 2009
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	39%	52%	33%	44%
Perpetual securities:
Upper Tier II	12	8	5	5
Tier I	5	6	4	10

Total perpetual securities	17	14	9	15

Total	56%	66%	42%	59%

Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved. In addition, banks and other financial institutions have sought to enhance their core capital in part through exchanges and tender offers. Should capital markets deteriorate, more of these banks and financial institutions may need various forms of government support. While it does not appear to be a preferred solution, some troubled banks and financial institutions may be nationalized. Few nationalizations have occurred to date, and the governments have generally supported the classes of investments that we own.

As of June 30, 2010, 57% of the $2.5 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 75% at December 31, 2009. The decrease in this percentage is primarily due to investments in Greek financial institutions that were downgraded to below investment grade in the second quarter of 2010, as discussed previously in the Investment Concentrations section. Of the $16.6 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at June 30, 2010, only $1.9 billion ($1.1 billion in unrealized losses) were below investment grade. Five investments comprised over 80% of the $1.1 billion unrealized loss. The remaining investments that comprised the $182 million of unrealized loss were divided among 13 issuers with average unrealized losses per investment of less than $14 million. We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes our own analysis of financial information, as well as consultation with the issuers from time to time. Based on our independent credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. In particular, for our investments rated below investment grade, we have observed improvements in the fair value of those investments during the last half of 2009 and continuing into 2010 resulting from improvements in the issuers’ capital structure, operating fundamentals and, to a lesser extent, the global economic environment. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of June 30, 2010, 50% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 58% at December 31, 2009. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

As of June 30, 2010, 90% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 92% at December 31, 2009. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of June 30, 2010, were as follows:

Perpetual Securities

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$182	$183	$1
	A	3,306	3,170	(136)
	BBB	1,003	947	(56)
	BB	609	579	(30)

Total Upper Tier II		5,100	4,879	(221)

Tier I:
	A	592	561	(31)
	BBB	1,386	1,273	(113)
	BB or lower	386	428	42

Total Tier I		2,364	2,262	(102)

Total		$7,464	$7,141	$(323)

With the exception of the Icelandic bank securities that we completely impaired in 2008, our Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at June 30, 2010), and our Royal Bank of Scotland dollar-denominated Tier I perpetual security (par value of $20 million at June 30, 2010), all of the perpetual securities we own were current on interest and principal payments at June 30, 2010. Based on amortized cost as of June 30, 2010, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (70%); the United Kingdom (10%); Japan (15%); and other (5%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

Investments in Qualified Special Purpose Entities

and Variable Interest Entities

	June 30, 2010				December 31, 2009

(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
QSPEs:
Total QSPEs	$0		$0		$4,405	$4,089

VIEs:
Consolidated:
Total VIEs consolidated	$6,545	(1)	$6,659	(1)	$1,809	$1,522

Not consolidated:
CDOs	2		4		498	464
Other	10,442		9,464		727	689

Total VIEs not consolidated	10,444		9,468		1,225	1,153

Total VIEs	$16,989		$16,127		$3,034	$2,675

(1) Includes CDOs and former QSPEs consolidated beginning on January 1, 2010

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

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. The increase in the amounts disclosed for VIEs not consolidated of $8.3 billion ($9.2 billion at amortized cost) at June 30, 2010, compared with December 31, 2009, was due to a change in disclosure requirements that was effective January 1, 2010.

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

(In millions)	June 30, 2010	December 31, 2009
Security loans outstanding, fair value	$627	$467
Cash collateral on loaned securities	636	483

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations.

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of June 30, 2010, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

The following table presents the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit derivatives as of June 30, 2010.

	Less than one year		One to three years		Three to five years		Greater than five years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(326)	$(119)	$(393)	$(238)	$(719)	$(357)

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

	June 30, 2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$226	$(3)	$0	$(3)
Foreign currency swaps	375	98	98	0
Total cash flow hedges	$601	$95	$98	$(3)

Non-qualifying strategies:
Interest rate swaps	$708	$53	$97	$(44)
Foreign currency swaps	3,538	(113)	149	(262)
Credit default swaps	719	(357)	0	(357)
Total non-qualifying strategies	$4,965	$(417)	$246	$(663)

Total cash flow hedges and non-qualifying strategies	$5,566	$(322)	$344	$(666)

Balance Sheet Location
Other assets	$1,821	$344	$344	$0
Other liabilities	3,745	(666)	0	(666)
Total derivatives	$5,566	$(322)	$344	$(666)

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.”

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

Cash Flow Hedges

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swaps	$0	$1	$0	$0
Foreign currency swaps	8	(3)	3	0
Total	$8	$(2)	$3	$0

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the three- and six-month periods ended June 30, 2010. As of June 30, 2010, before-tax deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

Our other derivative activities in VIEs do not receive hedge accounting treatment. All changes in the value of these derivative instruments are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swaps	$ 8	$ 3
Foreign currency swaps	(48)	(44)
Credit default swaps	(66)	(45)
Total	$ (106)	$ (86)

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income. For the six-month period ended June 30, 2010, the change in value of our total investment in these VIEs, consisting of swaps and their associated fixed income or perpetual securities, had a favorable impact on total shareholders’ equity.

Nonderivative Hedges

We have designated a majority of the Parent Company’s yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the six-month period ended June 30, 2010; therefore, there was no impact on net earnings during that period. We recognized an immaterial loss in net earnings during the quarter ended June 30, 2009, for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan.

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

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Prior to March 31, 2010, credit spreads were derived based on pricing data obtained from investment brokers and took into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. Subsequent to March 31, 2010, credit spreads are derived from using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that is comprised of investments in active markets. The index provides a broad-based measure of the global fixed-income bond market. This widely used bond index extensively covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.

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

	June 30, 2010

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
Government and agencies	$ 14,174	$ 730	$ 0	$ 14,904
Municipalities	0	794	0	794
Mortgage- and asset-backed securities	0	1,520	282	1,802
Public utilities	0	4,736	27	4,763
Collateralized debt obligations	0	0	4	4
Sovereign and supranational	0	1,199	0	1,199
Banks/financial institutions	0	7,642	352	7,994
Other corporate	0	11,706	52	11,758

Total fixed maturities	14,174	28,327	717	43,218

Perpetual securities:
Banks/financial institutions	0	6,838	0	6,838
Other corporate	0	303	0	303

Total perpetual securities	0	7,141	0	7,141

Equity securities	15	4	4	23

Other assets:
Interest rate swaps	0	97	0	97
Foreign currency swaps	0	247	0	247

Total other assets	0	344	0	344

Total assets	$ 14,189	$ 35,816	$ 721	$ 50,726

Liabilities:
Interest rate swaps	$ 0	$ 47	$ 0	$ 47
Foreign currency swaps	0	262	0	262
Credit default swaps	0	0	357	357

Total liabilities	$ 0	$ 309	$ 357	$ 666

	December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$ 10,178	$ 1,980	$ 0	$ 12,158
Municipalities	0	495	0	495
Mortgage-and asset-backed securities	0	1,017	62	1,079
Public utilities	35	3,486	497	4,018
Collateralized debt obligations (1)	0	0	267	267
Sovereign and supranational	0	864	293	1,157
Banks/financial institutions	0	5,852	1,240	7,092
Other corporate	13	9,254	1,248	10,515
Total fixed maturities	10,226	22,948	3,607	36,781
Perpetual securities:
Banks/financial institutions	0	5,503	1,441	6,944
Other corporate	0	319	0	319
Total perpetual securities	0	5,822	1,441	7,263
Equity securities	15	0	9	24
Total assets	$ 10,241	$ 28,770	$ 5,057	$ 44,068

Liabilities:
Interest rate swaps	$ 0	$ 3	$ 0	$ 3
Total liabilities	$ 0	$ 3	$ 0	$ 3

(1)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

Approximately 44% of our investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

The fair value of approximately 52% of our Level 2 investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.

For the remaining Level 2 investments that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified with the same fair value hierarchy as the associated asset. Derivative instruments are reported in Level 2 of the fair value hierarchy, except CDSs which are classified as Level 3.

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

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

	Three Months Ended June 30, 2010
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$63	$0	$1	$(1)	$219	$282	$0
Public utilities	488	0	0	(2)	(459)	27	0
Collateralized debt obligations	4	0	0	0	0	4	0
Sovereign and supranational	298	0	0	0	(298)	0	0
Banks/financial institutions	1,103	0	1	0	(752)	352	0
Other corporate	1,253	0	1	0	(1,202)	52	0

Total fixed maturities	3,209	0	3	(3)	(2,492)	717	0
Perpetual securities:
Banks/financial institutions	1,695	125	(125)	(531)	(1,164)	0	0

Total perpetual securities	1,695	125	(125)	(531)	(1,164)	0	0
Equity securities	9	0	0	0	(5)	4	0

Credit default swaps	(291)	(66)	0	0	0	(357)	(66)
Total	$4,622	$59	$(122)	$(534)	$(3,661)	$364	$(66)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2010

	Three Months Ended June 30, 2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$ 34	$ 0	$ (1)	$ 0	$ 0	$ 33	$ 0
Public utilities	462	0	(5)	0	0	457	0
Collateralized debt obligations(2)	74	0	18	0	19	111	0
Sovereign and supranational	209	0	63	0	0	272	0
Banks/financial institutions	839	(53)	(26)	0	357	1,117	(53)
Other corporate	1,036	0	46	0	0	1,082	0

Total fixed maturities	2,654	(53)	95	0	376	3,072	(53)

Perpetual securities:
Banks/financial institutions	636	0	72	0	355	1,063	0

Total perpetual securities	636	0	72	0	355	1,063	0

Equity securities	10	0	(1)	0	0	9	0

Total	$ 3,300	$ (53)	$ 166	$ 0	$ 731	$ 4,144	$ (53)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2009

(2)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

	Six Months Ended June 30, 2010
(In millions)	Balance, Beginning of Period	Effect of Change in Accounting Principle(1)	Revised Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(2)
Fixed maturities:
Mortgage- and asset- backed securities	$ 62	$ 0	$ 62	$ 0	$ 2	$ (1)	$ 219	$ 282	$ 0
Public utilities	497	0	497	0	(9)	(2)	(459)	27	0
Collateralized debt obligations	267	(263)	4	0	0	0	0	4	0
Sovereign and supranational	293	0	293	0	5	0	(298)	0	0
Banks/financial institutions	1,240	0	1,240	5	34	(175)	(752)	352	0
Other corporate	1,248	0	1,248	0	6	0	(1,202)	52	0

Total fixed maturities	3,607	(263)	3,344	5	38	(178)	(2,492)	717	0

Perpetual securities:
Bank/financial institutions	1,441	0	1,441	108	51	(585)	(1,015)	0	0

Total perpetual securities	1,441	0	1,441	108	51	(585)	(1,015)	0	0

Equity securities	9	0	9	0	0	0	(5)	4	0

Credit default swaps	0	(312)	(312)	(45)	0	0	0	(357)	(45)

Total	$ 5,057	$ (575)	$ 4,482	$ 68	$ 89	$ (763)	$ (3,512)	$ 364	$ (45)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3 and 4 for additional information.
(2)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2010

	Six Months Ended June 30, 2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$35	$0	$(2)	$0	$0	$33	$0
Public utilities	502	0	(45)	0	0	457	0
Collateralized debt obligations(2)	19	(114)	165	0	41	111	(114)
Sovereign and supranational	260	0	12	0	0	272	0
Banks/financial institutions	876	(53)	(151)	0	445	1,117	(53)
Other corporate	898	0	(16)	0	200	1,082	0
Total fixed maturities	2,590	(167)	(37)	0	686	3,072	(167)
Perpetual securities:
Banks/financial institutions	412	0	(61)	0	712	1,063	0
Total perpetual securities	412	0	(61)	0	712	1,063	0
Equity securities	4	0	(1)	0	6	9	0
Total	$3,006	$(167)	$(99)	$0	$1,404	$4,144	$(167)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2009

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

During the six-month period ended June 30, 2010, we transferred investments totaling $698 million into Level 3 from Level 2 as a result of lack of visibility to observe significant inputs to price and due to credit downgrades of respective issuers of securities to below investment grade. During the same period, we transferred investments totaling $4.2 billion into Level 2 from Level 3 as a result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers. During the year ended December 31, 2009, we transferred investments totaling $1.8 billion into Level 3 as a result of credit downgrades of the respective issuers of the securities to below investment grade.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$64,740	$64,300	$63,468	$62,609
Fixed-maturity securities - consolidated variable interest entities	5,332	5,276	0	0
Perpetual securities	5,758	5,758	7,263	7,263
Perpetual securities - consolidated variable interest entities	1,383	1,383	0	0
Equity securities	23	23	24	24
Interest rate, foreign currency, and credit default swaps	344	344	0	0
Liabilities:
Notes payable (excluding capitalized leases)	2,647	2,832	2,593	2,683
Interest rate, foreign currency, and credit default swaps	666	666	3	3
Obligation to Japanese policyholder protection corporation	117	117	128	128

As mentioned previously, we determine the fair values of our debt, perpetual and privately issued equity securities, and our derivatives using three basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, pricing models, and price quotes we obtain from outside brokers.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $18.4 billion at June 30, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(951)	+50 bps	$(935)	+50 bps	$(166)
-50 bps	1,052	-50 bps	1,036	-50 bps	32

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $25.1 billion at June 30, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,634)	+50 bps	$(1,506)	+50 bps	$(377)
-50 bps	1,704	-50 bps	1,534	-50 bps	361

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

6. NOTES PAYABLE

A summary of notes payable follows:

(In millions)	June 30, 2010	December 31, 2009
8.50% senior notes due May 2019	$850	$850
6.90% senior notes due December 2039	396 (1)	396 (1)
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	170	163
2.26% notes due September 2016 (principal amount 8 billion yen)	90	87
Variable interest rate notes due September 2011 (.68% at June 2010, principal amount 20 billion yen)	226	217
Yen-denominated Samurai notes:
.71% notes due July 2010 (principal amount 39.4 billion yen)	445	428
1.87% notes due June 2012 (principal amount 26.6 billion yen)	301	289
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	113	109
3.00% loan due August 2015 (principal amount 5 billion yen)	56	54
Capitalized lease obligations payable through 2015	6	6

Total notes payable	$2,653	$2,599

(1) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at June 30, 2010. No events of default or defaults occurred during the six- month period ended June 30, 2010.

For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

7. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the six-month periods ended June 30.

(In thousands of shares)	2010	2009
Common stock - issued:
Balance, beginning of period	661,209	660,035
Exercise of stock options and issuance of restricted shares	672	452
Balance, end of period	661,881	660,487
Treasury stock:
Balance, beginning of period	192,641	193,420
Purchases of treasury stock:
Open market	0	0
Other	95	89
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	0	(355)
Exercise of stock options	(1,535)	(17)
Other	(89)	(134)
Balance, end of period	191,112	193,003
Shares outstanding, end of period	470,769	467,484

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Anti-dilutive share-based awards	4,610	11,011	3,530	13,189

As of June 30, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors in 2008.

8. SHARE-BASED TRANSACTIONS

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2010, approximately 16.7 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2010.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	15,423	5.6	$ 86	$ 40.14
Exercisable	11,421	4.5	58	39.51

We received cash from the exercise of stock options in the amount of $46 million during the first six months of 2010, compared with $2 million in the first six months of 2009. The tax benefit realized as a result of stock option exercises and restricted stock releases was $20 million in the first six months of 2010, compared with $3 million in the first six months of 2009.

As of June 30, 2010, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $28 million, of which $13 million (626 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 10 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2009.

9. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2010		2009		2010		2009

(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.

Components of net periodic benefit cost:
Service cost	$4	$3	$3	$3	$7	$6	$6	$5
Interest cost	1	4	1	3	2	7	2	6
Expected return on plan assets	0	(3)	0	(3)	(1)	(6)	(1)	(6)
Amortization of net actuarial loss	0	1	0	1	1	2	1	2

Net periodic benefit cost	$5	$5	$4	$4	$9	$9	$8	$7

During the six months ended June 30, 2010, Aflac Japan contributed approximately $10 million (using the June 30, 2010, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.

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

11. SUBSEQUENT EVENTS

In July 2010, we used existing cash to redeem 39.4 billion yen (approximately $445 million using the June 30, 2010, exchange rate) of our Samurai notes upon their maturity. See Note 6 for additional information regarding these notes.

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

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and six-month periods ended June 30, 2010 and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2009. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Results for the second quarter of 2010 benefited from the stronger yen/dollar exchange rate and lower realized investment losses. Total revenues rose 15.5% to $5.0 billion, compared with $4.3 billion in the second quarter of 2009. Net earnings were $581 million, or $1.23 per diluted share, compared with $314 million, or $.67 per share, in the second quarter of 2009.

Results for the first six months of 2010 also benefited from the stronger yen. Total revenues rose 10.0% to $10.0 billion, compared with $9.1 billion in the first half of 2009. Net earnings were $1.2 billion, or $2.58 per diluted share, compared with $882 million, or $1.89 per share, for the first six months of 2009.

We experienced pretax net realized investment losses of $89 million ($58 million after-tax) in the second quarter of 2010, which included the recognition of derivative losses of $103 million ($66 million after-tax). For the first six months of 2010, we had pretax net realized investment losses of $135 million ($88 million after-tax), which included $42 million ($27 million after-tax) of other-than-temporary impairments and $86 million ($55 million after-tax) of net derivative losses. During the first six months of 2010, we had a $414 million decrease in gross unrealized losses on our available-for-sale debt and perpetual securities due primarily to improved fair values for many categories of investment securities.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 87% of our liabilities are reported as of June 30, 2010, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2010. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2009.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	In Millions		Per Diluted Share		In Millions		Per Diluted Share
Net earnings	$581	$314	$1.23	$.67	$1,217	$882	$2.58	$1.89
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	8	(249)	.02	(.53)	(33)	(255)	(.06)	(.54)
Impact from ASC 810	(66)	0	(.14)	.00	(55)	0	(.12)	.00
Impact from ASC 815	0	0.00		.00	0	(3)	.00	(.01)
Gain on extinguishment of debt	0	1.00		.00	0	11.00		.02

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

Securities Transactions and Impairments

During the six-month period ended June 30, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $7 million ($6 million after-tax) from securities sold or redeemed in the normal course of business.

During the six-month period ended June 30, 2009, we realized total pretax investment losses of $619 million ($402 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment gains, net of losses, of $227 million ($148 million after-tax) from securities sold or redeemed, primarily resulting from a bond swap program that took advantage of tax loss carryfowards.

The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Perpetual securities	$0	$144	$41	$209
Corporate bonds	0	238	0	288
Collateralized debt obligations	0	0	0	113
Collateralized mortgage obligations	0	3	0	9
Equity securities	0	0	1	0

Total other-than-temporary impairment losses	$0	$385	$42	$619

Impact from ASC 810

Effective January 1, 2010, we adopted updated accounting guidance in ASC 810, “Consolidation,” which resulted in the consolidation of certain of the variable interest entities (VIEs) in which we have an investment. Upon consolidation, the beneficial interest in these VIEs was derecognized and the underlying collateral assets, fixed-maturity securities and perpetual securities, and corresponding foreign currency, interest rate and credit default swaps were recognized. The change in value of the swaps is recorded through current period earnings, and the change in value of the available-for-sale fixed-maturity and perpetual securities associated with these swaps is recorded through other comprehensive income. During the three-month period ended June 30, 2010, we realized pretax investment losses, net of gains, of $103 million ($66 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to our consolidated VIEs. During the six-month period ended June 30, 2010, we realized pretax investment losses, net of gains, of $86 million ($55 million after-tax) from valuing these swaps.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Impact from ASC 815

For a description of items that would be included in the Impact from ASC 815, “Derivatives and Hedging,” see the Impact from ASC 815 subsection of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

Debt Extinguishment

We did not extinguish any debt during the first six months of 2010. During the first six months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the six-month period ended June 30, 2010, compared with 34.3% for the same period in 2009.

Earnings Guidance

We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses (securities transactions, impairments, and the impact from ASC 810), the impact from ASC 815, and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.

Subject to the preceding assumptions, our objective for 2010 is to increase net earnings per diluted share by 9% to 12% over 2009. Within that range, we expect to increase net earnings by approximately 10% for the full year to $5.34 per diluted share before the effect of foreign currency. If the yen/dollar exchange rate averages 90 for the remainder of 2010, we would expect full-year reported net earnings to be about $5.44 per diluted share. Using that same exchange rate assumption, we expect third quarter 2010 net earnings to be in the range of $1.35 to $1.38 per diluted share. The following table shows the likely results for 2010 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2010 Net Earnings Per Share (EPS) Scenarios(1)
Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2009	Yen Impact on EPS
85.00	$ 5.61 - 5.76	15.7 - 18.8%	$ .33
90.00	5.41 - 5.56	11.5 - 14.6	.13
93.49 (2)	5.29 - 5.43	9.1 - 12.0	.00
95.00	5.24 - 5.38	8.0 - 10.9	(.05)
100.00	5.08 - 5.22	4.7 - 7.6	(.21)

(1) Excludes realized investment gains/losses (securities transactions, impairments, and impact from ASC 810), impact from ASC 815, and nonrecurring items in 2010 and 2009

(2) Actual 2009 weighted-average exchange rate

Our objective for 2011 is to increase net earnings per diluted share by 8% to 12% over 2010, excluding the effect of realized investment gains and losses, the impact from ASC 815, nonrecurring items, and foreign currency translation.

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

We measure and evaluate our insurance segments’ financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses (securities transactions, impairments, and the impact from ASC 810), the impact from ASC 815, and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

Aflac Japan Summary of Operating Results
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Premium income	$3,186	$2,901	$6,393	$5,913
Net investment income:
Yen-denominated investment income	392	357	793	728
Dollar-denominated investment income	201	187	393	377

Net investment income	593	544	1,186	1,105
Other income (loss)	(1)	15	26	22

Total operating revenues	3,778	3,460	7,605	7,040

Benefits and claims	2,229	2,092	4,505	4,294
Operating expenses:
Amortization of deferred policy acquisition costs	139	121	282	245
Insurance commissions	263	256	535	523
Insurance and other expenses	349	312	664	617

Total operating expenses	751	689	1,481	1,385

Total benefits and expenses	2,980	2,781	5,986	5,679

Pretax operating earnings(1)	$798	$679	$1,619	$1,361

Weighted-average yen/dollar exchange rate	92.05	97.53	91.26	95.44

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Premium income	9.8%	10.7%	8.1%	13.6%	3.8%	3.1%	3.5%	3.3%
Net investment income	9.0	7.2	7.4	10.0	3.0	(.2)	2.7	.2
Total operating revenues	9.2	10.1	8.0	13.1	3.2	2.5	3.4	2.9
Pretax operating earnings(1)	17.4	18.6	19.0	20.7	10.8	10.7	13.7	10.0

(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 3.9% in the first six months of 2010 and 2.9% for the same period of 2009 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at June 30, 2010, were 1.22 trillion yen, compared with 1.18 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.8 billion at June 30, 2010, compared with $12.2 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first six months of 2010, compared with 34% for the same period of 2009. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 34% of Aflac Japan’s investment income during the first six months of 2010. The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

For the Periods Ended June 30,

	Including Foreign Currency Changes					Excluding Foreign Currency Changes(2)
	Three Months			Six Months		Three Months		Six Months
	2010	2009		2010	2009	2010	2009	2010	2009
Net investment income	3.0%	(.2	) %	2.7%	.2%	5.1%	2.3%	4.3%	3.4%
Total operating revenues	3.2	2.5		3.4	2.9	4.0	3.0	3.7	3.4
Pretax operating earnings(1)	10.8	10.7		13.7	10.0	14.7	13.1	15.2	12.2

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2010	2009	2010	2009
Benefits and claims	59.0%	60.4%	59.2%	61.0%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.5	3.7	3.5
Insurance commissions	7.0	7.4	7.0	7.4
Insurance and other expenses	9.2	9.0	8.8	8.8
Total operating expenses	19.9	19.9	19.5	19.7
Pretax operating earnings(1)	21.1	19.7	21.3	19.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue as we shift to newer products and riders and benefit from the impact of favorable claim trends. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. The operating expense ratio remained relatively stable in the first six months of 2010, compared with the same period a year ago. We expect the operating expense ratio to continue to remain stable in 2010, compared to the prior year. Due to continued improvement in the benefit ratio, the pretax operating profit margin expanded in the three- and six-month periods ended June 30, 2010. We expect the profit margin to remain relatively stable for the remainder of 2010.

Aflac Japan Sales

The following table presents Aflac Japan’s total new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2010	2009	2010	2009	2010	2009	2010	2009
Total new annualized premium sales	$368	$309	$702	$602	33.9	30.1	64.1	57.6
Increase (decrease) over comparable period in prior year	19.1%	12.9%	16.7%	12.0%	12.6%	5.0%	11.4%	2.3%

The following table details the contributions to total new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2010	2009	2010	2009
Medical	34%	31%	36%	33%
Cancer	23	32	23	33
Ordinary life	38	30	36	27
Rider MAX	1	4	1	4
Other	4	3	4	3
Total	100%	100%	100%	100%

Ordinary life emerged as our number one insurance product category with product sales increasing 42.0% during the second quarter of 2010, compared with the same period a year ago. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that we introduced at the end of first quarter 2009. The child endowment product is a popular means in Japan for saving for a child’s future education. We have successfully linked the marketing of our child endowment product to the new government subsidy that was first sent in June 2010 to families with children age 15 and younger. Child endowment product sales accounted for almost half of the ordinary life category sales in the second quarter of 2010. We believe that traditional life insurance products, like our child endowment plan, provide further opportunities for us to sell our third sector cancer and medical products.

Medical insurance sales increased 23.5% during the second quarter of 2010, compared with the same period a year ago. This increase in sales primarily reflected the favorable consumer response to our revised core medical product, EVER, which was introduced in August 2009. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

In June 2010, we introduced a revision to Gentle EVER, our non-standard medical product. This new product offers more benefits than the original non-standard medical product that we rolled out in 2007. We believe it will continue to meet the needs of certain consumers who cannot qualify for our base EVER plan.

Cancer insurance sales were impacted by our focus on our other products and declined 17.7% during the second quarter of 2010, compared with the same period in 2009. Despite this decrease, we are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio. In June 2010, we introduced a product called Corsage, which is a female-specific rider to our cancer insurance product. In Japan, young women are more likely to suffer from cancer than young men. Corsage provides benefits that address the early detection of cancer and the high cost of treating female-specific cancers. As the number one provider of cancer insurance in Japan, we believe this new product will get consumers’ attention, further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to cancer-related costs.

The sales of our supplemental health insurance products through the bank channel increased 177.7% during the second quarter of 2010, compared with the same period in 2009. At June 30, 2010, we had agreements with 354 banks, 88% of the total number of banks in Japan, to sell our products. We continue to have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. During the second quarter of 2010, we recruited approximately 1,300 new sales agencies. At June 30, 2010, Aflac Japan was represented by more than 19,700 sales agencies, or more than 112,500 licensed sales associates employed by those agencies.

We believe that there is still a strong need for our products in Japan. We are ahead of our annual sales objective for 2010 for total new annualized premium sales to be flat to up 5% in Japan, however the second half of the year will be more challenging in terms of sales comparisons to prior year. Overall, we remain confident that Aflac Japan will achieve its sales objective for the year.

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

The following table presents the results of Aflac Japan’s investment activities for the periods ended June 30.

	Three Months		Six Months
	2010	2009	2010	2009
New money yield - yen only	2.55%	3.04%	2.51%	3.27%
New money yield - blended	2.77	3.25	2.72	3.57
Return on average invested assets, net of investment expenses	3.55	3.70	3.55	3.70

At June 30, 2010, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.71%, compared with 3.85% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

Japan’s economic conditions have shown signs of improvement due to various policy measures taken in Japan and abroad; however, improvement is expected to continue only at a moderate pace. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2009.

Japanese Regulatory Environment

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enabled banks to sell the third sector products that Aflac specializes in developing to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japan banking sector place us in a strong position to sell through this channel.

Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012) and requires the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011). The FSA has stated that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. We do not expect our relative position within the industry to materially change.

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

Japan Post reform legislation was introduced earlier this year in the Japanese Diet session, but the session ended before the legislation could be passed. The Diet is expected to reconvene in late September 2010, but given that the ruling coalition no longer controls a majority in the Diet’s upper house following its defeat in the July 2010 election, it is unclear whether the postal reform legislation will be taken up again in the next Diet session. Regardless, we believe that the Diet debate on postal reform is unlikely to change Aflac Japan’s relationship with the post office company.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Premium income	$1,147	$1,094	$2,289	$2,197
Net investment income	135	127	267	252
Other income	3	2	5	4

Total operating revenues	1,285	1,223	2,561	2,453

Benefits and claims	655	631	1,235	1,240
Operating expenses:
Amortization of deferred policy acquisition costs	90	104	228	230
Insurance commissions	134	125	266	246
Insurance and other expenses	179	165	361	335

Total operating expenses	403	394	855	811

Total benefits and expenses	1,058	1,025	2,090	2,051

Pretax operating earnings(1)	$227	$198	$471	$402

Percentage change over previous period:

Premium income	4.9%	2.8%	4.2%	3.9%
Net investment income	6.1	1.8	5.9	1.6
Total operating revenues	5.1	2.7	4.4	3.7
Pretax operating earnings(1)	15.0	4.0	17.3	5.6

(1) See the Insurance Operations section of MD&A for our defintion of segment operating earnings.

Annualized premiums in force increased 3.1% in the first six months of 2010 and 2.7% for the same period of 2009. Annualized premiums in force at June 30, 2010, were $4.9 billion, compared with $4.7 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2010	2009	2010	2009
Benefits and claims	51.0%	51.6%	48.2%	50.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.0	8.5	8.9	9.4
Insurance commissions	10.4	10.2	10.4	10.0
Insurance and other expenses	13.9	13.6	14.1	13.7

Total operating expenses	31.3	32.3	33.4	33.1
Pretax operating earnings(1)	17.7	16.1	18.4	16.4

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio declined in the first half of 2010, compared with the same period a year ago. The operating expense ratio improved during the second quarter of 2010, compared with a year ago, due to lower amortization of deferred policy acquisition costs resulting from an improvement in persistency. However, for the first half of 2010, the operating expense ratio experienced a slight increase, compared with prior year. Although the improvement in the benefit ratio was somewhat offset by the slight increase in operating expenses, the pretax operating profit margin improved during the first half of 2010, compared with the same period a year ago. Both the benefit ratio and operating expense ratio were impacted by the loss of a large account in the first quarter of 2010. We expect the benefit ratio and the operating expense ratio to remain relatively consistent with the ratios experienced in the second quarter through the rest of the year.

Aflac U.S. Sales

Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac's U.S. total new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2010	2009	2010		2009

Total new annualized premium sales	$333	$341	$649		$692
Increase (decrease) over comparable period in prior year	(2.4) %	(10.9) %	(6.3	) %	(6.0) %

The following table details the contributions to total new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2010	2009	2010	2009

Accident/disability	49%	48%	48%	48%
Cancer	17	17	17	17
Hospital indemnity	17	17	18	17
Life	6	6	6	7
Fixed-benefit dental	5	5	5	5
Other	6	7	6	6

Total	100%	100%	100%	100%

Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 1.8%, cancer insurance sales decreased 6.6%, and our hospital indemnity insurance sales decreased 1.6% in the second quarter of 2010, compared with the same period a year ago.

One aspect of our U.S. sales strategy is our focus on growing and enhancing the effectiveness of our U.S. sales force. We recruited 5,821 new sales associates in the second quarter of 2010, resulting in more than

72,800 licensed sales associates at June 30, 2010. Due to record recruiting in the second quarter of 2009, recruitment of new sales associates was down sharply in the second quarter of 2010, compared with the same period a year ago, although it was consistent with our expectations. To improve our recruiting results in the second half of this year and beyond, we have shifted the bonus structure for our state and regional coordinators from one that was based entirely on sales results to a structure that incorporates a people development component. We have also initiated a national recruiting contest that incentivizes producer recruitment. In addition, we have been rolling out a recruiting workshop that focuses on improving coordinator productivity by emphasizing sourcing recruiting candidates, interviewing, and contract acceptance.

In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. In 2009, we implemented our new Aflac for BrokersSM initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement, not compete with, our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. More than 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

Furthering our initiatives in the broker arena, we purchased CAIC in 2009. CAIC, now branded as Aflac Group Insurance, equips us with a platform for offering attractive voluntary group insurance products that are well-suited for distribution by insurance brokers at the worksite. We believe that CAIC has the potential to benefit us in the U.S. market by helping us meet the product requests and needs of our field force when they pursue larger payroll accounts.

Broker sales increased 43.1% in the second quarter of 2010, compared with the same period a year ago. On a proforma basis including CAIC’s sales results in the second quarter of 2009, broker sales rose 9.5%. The group product platform that we obtained through the purchase of CAIC enables us to give brokers the type of products they know and prefer. At the same time, we expect group products to enhance sales opportunities for our traditional sales force of individual associates.

Although our sales outlook for Aflac U.S. remains cautious in the short term, our view on the U.S. market has not changed over the long run. We believe the United States provides a vast and underpenetrated market for our products. Following the passage of health care reform earlier this year, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. We also believe that brokers will increasingly view Aflac products as meaningful, relevant, and beneficial to their business and beneficial to their clients’ needs.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities for the periods ended June 30.

	Three Months		Six Months
	2010	2009	2010	2009
New money yield	6.11%	7.45%	6.01%	8.06%
Return on average invested assets, net of investment expenses	6.24	6.80	6.36	6.80

The decrease in the U.S. new money yield reflects tightening credit spreads. At June 30, 2010, the portfolio yield on Aflac’s U.S. portfolio was 7.04%, compared with 7.22% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

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

U.S. Regulatory Environment

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance; therefore, the PPACA does not directly affect the design of our insurance products or our sales model. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the “Federal Reserve Board of Governors”), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit the ability of such company to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. Despite the lack of regulations to implement this law, we believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2010, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2009.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	88.48		92.10
Investments and cash	$79,532	$2,495	$77,037
Deferred policy acquisition costs	8,941	245	8,696
Total assets	91,239	2,798	88,441
Policy liabilities	73,810	2,613	71,197
Total liabilities	81,209	2,797	78,412

(1) The exchange rate at June 30, 2010, was 88.48 yen to one dollar, or 4.1% stronger than the December 31, 2009, exchange rate of 92.10.

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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2010	December 31, 2009	June 30, 2010		December 31, 2009
Securities available for sale, at fair value:
Fixed maturities	$ 34,899	$ 29,952	$ 8,196	(1)	$ 6,712	(1)
Perpetual securities	6,888	7,041	253		222
Equity securities	23	24	0		0
Total available for sale	41,810	37,017	8,449		6,934
Securities held to maturity, at amortized cost:
Fixed maturities	26,854	26,487	0		200
Total held to maturity	26,854	26,487	0		200
Total investment securities	$ 68,664	$ 63,504	$ 8,449		$ 7,134

(1)	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $123 in 2010 and $117 in 2009.

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

Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. This foreign currency effect is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income. When the yen strengthens against the dollar, shareholders’ equity is negatively impacted and, conversely, when the yen weakens against the dollar, shareholders’ equity is positively impacted. Aflac Japan invests a portion of its assets in reverse-dual currency securities to provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 49 before the yield on these instruments would equal that of a comparable yen-denominated instrument.

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

(In millions)	June 30, 2010				December 31, 2009
Yen/dollar exchange rates	73.48	88.48	(1)	103.48	77.10	92.10	(1)	107.10
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$31,375	$26,056		$22,279	$31,373	$26,263		$22,585
Fixed maturities - consolidated variable interest entities	3,308	2,748		2,349	0	0		0
Perpetual securities	6,563	5,451		4,660	8,350	6,990		6,011
Perpetual securities - consolidated variable interest entities	1,536	1,275		1,091	0	0		0
Equity securities	22	19		16	23	19		17
Securities held to maturity:
Fixed maturities	31,656	26,289		22,479	31,640	26,487		22,777
Fixed maturities - consolidated variable interest entities	681	565		483	0	0		0
Cash and cash equivalents	1,191	989		846	1,088	911		783
Other financial instruments	124	103		88	111	93		80
Subtotal	76,456	63,495		54,291	72,585	60,763		52,253
Liabilities:
Notes payable	1,694	1,407		1,203	1,616	1,353		1,163
Japanese policyholder protection corporation	141	117		100	153	128		110
Subtotal	1,835	1,524		1,303	1,769	1,481		1,273
Net yen-denominated financial instruments	74,621	61,971		52,988	70,816	59,282		50,980
Other yen-denominated assets	9,272	7,700		6,584	8,630	7,225		6,213
Other yen-denominated liabilities	83,850	69,635		59,541	77,327	64,733		55,667
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$43	$36		$31	$2,119	$1,774		$1,526

(1)	Actual period-end exchange rate

Effective January 1, 2010, we were required to consolidate certain VIEs upon the adoption of new accounting guidance. Prior to the adoption of this new accounting guidance, our beneficial interest in certain VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation on January 1, 2010, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. While the combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment, these investments will create foreign currency fluctuations but have no impact on our net investment hedge position. For additional information, see the Hedging Activities subsection of MD&A.

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2010, and December 31, 2009, would be as follows:

(In millions)	June 30, 2010	December 31, 2009

Effect on yen-denominated debt and perpetual securities	$(7,042)	$(6,404)
Effect on dollar-denominated debt and perpetual securities	(1,240)	(974)

Effect on total debt and perpetual securities	$(8,282)	$(7,378)

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2010	Twelve Months Ended December 31, 2009	Six Months Ended June 30, 2009

AAA	.7%	7.6%	10.7%
AA	62.0	58.9	65.5
A	30.7	31.4	21.3
BBB	6.6	2.1	2.5

Total	100.0%	100.0%	100.0%

We did not purchase any perpetual securities during the periods presented in the table above.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition by Credit Rating

	June 30, 2010		December 31, 2009

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	3.7%	4.0%	3.3%	3.4%
AA	33.9	35.5	34.6	35.8
A	38.0	38.3	39.6	39.8
BBB	17.9	17.5	15.6	15.2
BB or lower	6.5	4.7	6.9	5.8

Total	100.0%	100.0%	100.0%	100.0%

At June 30, 2010, we had $1.1 billion, at amortized cost, of available-for-sale fixed-maturity investments in Greek financial institutions. During the second quarter of 2010, the Greek financial institutions, which are comprised of Lower Tier II investments, were downgraded to below investment grade. While these financial institutions have significant investments in Greek Government Bonds (GGBs), we believe that these institutions will be solvent even if there were a future restructuring of GGBs and that they will have the ability to meet their obligations to us. In addition, we have the intent to hold these investments to recovery in value. As a result, we have not recognized an other-than-temporary impairment for these investments as of June 30, 2010. See Note 3 of the Notes to the Consolidated Financial Statements for more information on these investments.

As of June 30, 2010, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt as of June 30, 2010, and December 31, 2009. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	June 30, 2010		December 31, 2009
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$60,227	78.0%	$54,971	76.5%
Subordinated securities:
Fixed maturities
(stated maturity date):
Lower Tier II	8,370	10.9	7,944	11.1
Upper Tier II	15.0		178.2
Tier I(1)	589.8		754	1.0
Surplus notes	336.4		336.5
Trust preferred - non-banks	85.1		85.1
Other subordinated - non-banks	52.1		52.1

Total fixed maturities	9,447	12.3	9,349	13.0

Perpetual securities
(economic maturity date):
Upper Tier II	5,100	6.6	5,200	7.2
Tier I	2,364	3.1	2,354	3.3

Total perpetual securities	7,464	9.7	7,554	10.5

Total debt and perpetual securities	$77,138	100.0%	$71,874	100.0%

(1)	Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, our largest investment industry sector concentration (banks and financial institutions), and our investment exposure to the Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of June 30, 2010, were as follows:

Largest Global Investment Positions
	Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Government of Japan(1)	$13,576	17.6%	Senior	Aa2	AA	AA-
Israel Electric Corp.	921	1.2	Senior	Baa2	BBB	-
Republic of Tunisia	903	1.2	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	772	1.0
Republic New York Corp.	11.0		LTII	A2	A+	AA-
HSBC Finance Corporation (formerly Household Finance)	591.8		Senior	A3	A	AA-
HSBC Holdings PLC	15.0		UTII	A1	A	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	40.1		UTII	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80.1		UTII	Aa3	-	-
HSBC Holdings PLC (HSBC Capital Funding LP)	35.0		Tier I	A3	A-	A+
Republic of South Africa	692.9		Senior	A3	BBB+	BBB+
Commerzbank AG	664.9
Commerzbank AG	434.6		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	175.2		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust I)	55.1		Tier I	Baa3	CCC	B
Bank of America Corp.	606.8
Bank of America Corp. (includes Fleet Financial Group Inc., Nationsbank Corporation)	267.4		LTII	A3	A-	A
Bank of America Corp. (NB Capital Trust, Bankamerica Instit-A)	18.0		Tier I	Baa3	BB	BB
Merrill Lynch & Co. Inc.	309.4		Senior	A2	A	A+
Merrill Lynch & Co. Inc.	12.0		LTII	A3	A-	A
Mizuho Financial Group Inc.	587.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	587.8		UTII	A2	A-	-
UniCredit SpA	573.7
Unicredito Bank Austria	11.0		LTII	Aa3	AA+	-
Hypovereinsbank (Unicredit Bank AG)	226.3		LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & IV)	336.4		Tier I	Baa3	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	565.7
Sumitomo Mitsui Banking Corporation	113.1		LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	452.6		UTII	A1	A-	-
Commonwealth Bank of Australia	554.7
Commonwealth Bank of Australia	226.3		LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	226.3		UTII	-	A+	-
Bankwest	102.1		UTII	Aa2	AA-	-
Bank of Tokyo-Mitsubishi UFJ Ltd.	509.7
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	509.7		LTII	Aa3	A	A-
BNP Paribas	509.7
BNP Paribas	113.2		Senior	Aa2	AA	AA-
Fortis Bank SA-NV	283.3		UTII	A3	A	A-
Fortis Luxembourg Finance SA	113.2		UTII	Baa2	A	A-
Erste Group Bank AG	486.6
Erste Group Bank	113.1		LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	373.5		Tier I	Ba2	-	BBB-
Investcorp SA	468.6
Investcorp Capital Limited	468.6		Senior	Ba2	-	BB+
JP Morgan Chase & Co. (including Bear Stearns)	453.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	396.6		Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	29.0		Senior	Aa1	AA-	-
JP Morgan Chase & Co. (Bank One Corp.)	17.0		LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11.0		LTII	Aa2	A+	A+
Telecom Italia SpA	452.6
Telecom Italia Finance SA	452.6		Senior	Baa2	BBB	BBB
National Grid PLC	452.6
National Grid Gas PLC	226.3		Senior	A3	A-	A
National Grid Electricity Transmission PLC	226.3		Senior	A3	A-	A
MetLife Inc.	448.5
MetLife Inc.	165.2		Senior	A3	A-	A-
Metropolitan Life Global Funding I	283.3		Senior	Aa3	AA-	-
Citigroup Inc.	446.5
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	445.5		Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1.0		LTII	Baa1	A-	A

Total	$24,636	31.9%

Total debt and perpetual securities	$77,138	100.0%

(1)	JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Included in our largest global investment holdings are legacy issues that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have generally limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory basis, with the exception of obligations of the Japan and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guideline was adopted or exposures that may exceed this threshold from time to time through merger and consolidation activity are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2010		December 31, 2009
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$26,999	$28,484	$20,649	$21,087
Perpetual securities	234	245	116	122
Equity securities	17	19	14	15
Total publicly issued	27,250	28,748	20,779	21,224
Privately issued securities:
Fixed maturities	42,675	41,092	43,671	41,522
Perpetual securities	7,230	6,896	7,438	7,141
Equity securities	5	4	8	9

Total privately issued	49,910	47,992	51,117	48,672

Total investment securities	$77,160	$76,740	$71,896	$69,896

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

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2010	December 31, 2009
Privately issued securities as a percentage of total debt and perpetual securities	64.7%	71.1%
Privately issued securities held by Aflac Japan	$47,153	$48,639
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	61.1%	67.7%

Reverse-Dual Currency Securities (1)

(Amortized cost, in millions)	June 30, 2010	December 31, 2009
Privately issued reverse-dual currency securities	$11,889	$14,070
Publicly issued collateral structured as reverse-dual currency securities (2)	2,728	0

Total reverse-dual currency securities	$14,617	$14,070

Reverse-dual currency securities as a percentage of total debt and perpetual securities	18.9%	19.6%

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

Below-Investment-Grade and Split-Rated Securities

Debt and perpetual securities classified as below investment grade at June 30, 2010 and December 31, 2009, were reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.5% of total debt and perpetual securities at June 30, 2010, compared with 6.9% of total debt and perpetual securities at December 31, 2009, at amortized cost. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	June 30, 2010				December 31, 2009
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss
Investcorp Capital Limited	$468	$468	$374	$(94)	$452	$452	$223	$(229)
Lloyds Banking Group PLC (includes HBOS in 2009) (1)	440	362	347	(15)	896	597	612	15
Irish Life and Permanent PLC (1)	418	213	218	5	402	204	197	(7)
EFG Eurobank Ergasias	384	383	118	(265)	*	*	*	*
Takefuji Corporation	0	0	0	0	363	194	194	0
UPM-Kymmene	350	350	219	(131)	337	337	224	(113)
Ford Motor Credit Company	339	339	328	(11)	326	326	302	(24)
NBG (National Bank of Greece)	339	339	118	(221)	*	*	*	*
Alpha Bank	339	339	112	(227)	*	*	*	*
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas) (1)	339	243	206	(37)	326	233	233	0
Swedbank (1)	328	275	272	(3)	152	117	119	2
CSAV (Tollo Shipping Co. S.A.)	271	271	122	(149)	261	261	135	(126)
Hella HG Hueck & Co.	249	248	180	(68)	239	238	148	(90)
KBC Group NV (includes KBL European Private Bankers S.A.) (1)	226	126	161	35	217	121	182	61
Aiful Corporation	170	170	73	(97)	175	175	74	(101)
BAWAG Capital Finance Jersey (1)	158	111	100	(11)	152	131	114	(17)
IKB Deutsche Industriebank AG	147	147	100	(47)	141	141	73	(68)
Terra (3)	**	**	**	**	129	114	95	(19)
Finance For Danish Industry (FIH)	113	113	100	(13)	109	109	81	(28)
Countrywide Home Loans (2)	97	87	68	(19)	129	114	82	(32)
Investkredit Funding II Ltd. (1)	0	0	0	0	76	46	46	0
Royal Bank of Scotland Group PLC (1)	58	19	34	15	329	134	132	(2)
Eirles Two Limited 310 A(3)	0	0	0	0	54	20	28	8
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	53	55	40	(15)	216	218	172	(46)
Macy’s Inc.	53	58	55	(3)	53	58	50	(8)
Various Other Issuers (below $50 million in par value) (4)	337	331	261	(70)	847	610	517	(93)

Total	$5,676	$5,047	$3,606	$(1,441)	$6,381	$4,950	$4,033	$(917)

*Investment grade at respective reporting date

**Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

(1) Perpetual security

(2) Collateralized mortgage obligation

(3) Collateralized debt obligation

(4) Includes 19 different issuers as of June 30, 2010 and December 31, 2009

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $1.5 billion and represented 2.0% of total debt and perpetual securities, at amortized cost, at June 30, 2010. The 10 largest split-rated securities as of June 30, 2010, were as follows:

Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Erste Group Bank(1)	$373	Investment Grade
SLM Corp.	369	Investment Grade
Dow Chemical (includes Rohm & Haas Company)	295	Investment Grade
Dexia Overseas Limited(1)	170	Investment Grade
Sparebanken Vest(1)	60	Investment Grade
Macy’s Inc.	58	Below Investment Grade
Dresdner Funding Bank AG (part of Commerzbank) (Tier I only)	55	Below Investment Grade
Mead Corp.	36	Investment Grade
Tennesse Gas Pipeline	31	Investment Grade
Weyerhaeuser Co.	21	Below Investment Grade

(1) Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2010.

(In millions)	Total Amortized Cost	Total Fair Value	Percent of Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$45,237	$46,753	60.9%	$2,650	$1,134
Below-investment-grade securities	5,047	3,606	4.7	75	1,516
Held-to-maturity securities:
Investment-grade securities	26,854	26,358	34.4	676	1,172

Total	$77,138	$76,717	100.0%	$3,401	$3,822

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2010.

Aging of Unrealized Losses

	Total	Total	Less Than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$ 14,161	$ 1,134	$ 5,008	$ 260	$ 83	$ 5	$ 9,070	$ 869
Below- investment- grade securities	4,576	1,516	943	83	0	0	3,633	1,433
Held-to-maturity securities:
Investment-grade securities	14,799	1,172	2,250	66	1,062	101	11,487	1,005

Total	$ 33,536	$ 3,822	$ 8,201	$ 409	$ 1,145	$ 106	$ 24,190	$ 3,307

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2010.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$ 14,161	$ 1,134	$ 13,272	$ 892	$ 889	$ 242	$ 0	$ 0
Below- investment- grade securities	4,576	1,516	1,628	131	1,426	415	1,522	970
Held-to-maturity securities:
Investment-grade securities	14,799	1,172	14,206	940	593	232	0	0

	$ 33,536	$ 3,822	$ 29,106	$ 1,963	$ 2,908	$ 889	$ 1,522	$ 970

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2010.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
EFG Eurobank Ergasias	BB	$ 383	$ 118	$ (265)
Alpha Bank	BB	339	112	(227)
NBG (National Bank of Greece)	BB	339	118	(221)
CSAV (Tollo Shipping Co. S.A.)	B	271	122	(149)
SLM Corp.	BBB	369	228	(141)
UPM-Kymmene	BB	350	219	(131)
Dexia SA(1)	BBB	412	314	(98)
Aiful Corp.	CCC	170	73	(97)
Investcorp Capital Limited	BB	468	374	(94)
Republic of Poland	A	226	138	(88)

(1) Perpetual security

Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of June 30, 2010.

Cash, cash equivalents and short-term investments totaled $2.2 billion, or 2.8% of total investments and cash, as of June 30, 2010, compared with $2.3 billion, or 3.2%, at December 31, 2009. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3 and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2010	December 31, 2009	% Change

Aflac Japan	$6,237	$5,846	6.7	% (1)
Aflac U.S.	2,704	2,687.6

Total	$8,941	$8,533	4.8%

(1) Aflac Japan’s deferred policy acquisition costs increased 2.5% in yen during the six months ended June 30, 2010.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by the strengthening of the yen against the U.S. dollar and total new annualized premium sales.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	June 30, 2010	December 31, 2009	% Change
Aflac Japan	$ 66,481	$ 62,055	7.1% (1)
Aflac U.S.	7,327	7,187	1.9
Other	2	3	0
Total	$ 73,810	$ 69,245	6.6%

(1) Aflac Japan’s policy liabilities increased 2.9% in yen during the six months ended June 30, 2010.

The increase in Aflac Japan’s policy liabilities was primarily the result of the strengthening of the yen against the U.S. dollar and the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $2.7 billion at June 30, 2010, compared with $2.6 billion at December 31, 2009. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.1% as of June 30, 2010, compared with 22.3% at December 31, 2009. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

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

Hedging Activities

Net Investment Hedge

We have limited hedging activities. Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated a majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For hedge designation purposes, Aflac Japan yen-denominated net assets exceeded the Parent Company’s designated yen-denominated liabilities by 169.5 billion yen as of April 1, 2010, the date of hedge designation for the second quarter of 2010. As a result, our net investment hedge was effective during the six-month period ended June 30, 2010, and therefore there was no impact on net earnings during that period. This yen net asset figure calculated for hedging purposes for the second quarter of 2010 differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs on January 1, 2010, required that we remove our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2010	December 31, 2009
Aflac Japan yen-denominated net assets	$2,975	$2,736
Parent Company yen-denominated net liabilities	(943)	(962)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,032	$1,774

At the beginning of the second quarter of 2009 when we performed our hedge designations, the notional amount of our yen-denominated liabilities exceeded our yen net asset position in Aflac Japan, therefore we de-designated this excess portion of our yen-denominated liabilities from our net investment hedge. An immaterial loss was recorded in net earnings (other income) during the quarter ended June 30, 2009, as a result of the negative foreign currency effect on the portion of our yen-denominated liabilities that was not designated as a hedge.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. While an immaterial amount of ineffectiveness was recorded during the first and second quarters of 2010, these hedging relationships were effective during the six-month period ended June 30, 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings. This hedge was effective during the six-month periods ended June 30, 2010, and 2009; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30:

Liquidity Provided by Aflac to Parent Company

(In millions)	2010	2009
Dividends declared or paid by Aflac	$230	$132
Management fees paid by Aflac	95	44

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common shares and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. We issued $850 million of senior notes in May 2009 and $400 million of senior notes in December 2009 under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.1 billion, using the June 30, 2010, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

(In millions)	2010	2009
Operating activities	$ 3,023	$ 2,874
Investing activities	(3,176)	(2,308)
Financing activities	(7)	203
Exchange effect on cash and cash equivalents	21	(21)
Net change in cash and cash equivalents	$ (139)	$ 748

Operating Activities

The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2010	2009
Aflac Japan	$ 2,665	$ 2,290
Aflac U.S. and other operations	358	584
Total	$ 3,023	$ 2,874

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2010	2009
Aflac Japan	$ (2,499)	$ (2,454)
Aflac U.S. and other operations	(677)	146
Total	$ (3,176)	$ (2,308)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the six-month period ended June 30, 2010, compared with 9% during the same period a year ago. The decrease in dispositions before maturity was due primarily to a bond-swap program that we executed in 2009 to generate investment gains to take advantage of tax loss carryforwards.

Financing Activities

Consolidated cash used by financing activities was $7 million in the first six months of 2010, compared with $203 million provided by financing activities for the same period of 2009. Cash returned to shareholders through dividends was $262 million during the six-month periods ended June 30, 2010 and 2009.

In July 2010, we used existing cash to redeem 39.4 billion yen (approximately $445 million using the June 30, 2010, exchange rate) of our Samurai notes upon their maturity.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at June 30, 2010.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2010	2009
Treasury stock purchases	$5	$2

Number of shares purchased	95	89

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2010	2009
Stock issued from treasury	$36	$4

Number of shares issued	1,624	506

During the first six months of 2010, we did not repurchase shares of our common stock in the open market. As of June 30, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares available for purchase were comprised of 2.4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares from a board authorization in 2008. It is increasingly likely that we will resume our share repurchase activities within the next year, however we will closely monitor global financial markets and our capital position before we commit to further share repurchases.

Cash dividends paid to shareholders were $.28 per share in the second quarter of 2010 and 2009. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2010	2009
Dividends paid in cash	$262	$262
Dividends previously declared	0	(131)(1)
Total dividends to shareholders	$262	$131

(1)	Dividends paid in the first quarter of 2009 were recognized in the fourth quarter of 2008, the period in which they were declared.

In July 2010, the board of directors declared the third quarter cash dividend of $.28 per share. The dividend is payable on September 1, 2010, to shareholders of record at the close of business on August 18, 2010.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio exceeded 560% as of June 30, 2010. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. As of June 30, 2010, Aflac’s total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by approximately $1.9 billion and $2.5 billion, respectively.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. Aflac Japan’s solvency margin ratio of 939.3%, most recently reported as of March 31, 2010, significantly exceeded regulatory minimums. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of upcoming changes to the calculation of the solvency margin ratio.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the six-month periods ended June 30.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2010	2009
Aflac Japan management fees paid to Parent Company	$ 16	$ 13
Expenses allocated to Aflac Japan	16	19
Aflac Japan profit remittances to Aflac U.S. in dollars	317	0

Aflac Japan profit remittances to Aflac U.S. in yen	28.7	0

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by Congress. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next eight years. These changes are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Federal Reserve Board of Governors (including capital requirements, leverage limits, liquidity requirements and examinations). The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

At the current time, it is not possible to predict with any degree of certainty whether any other proposed legislation or regulatory changes will be adopted or what impact, if any, these new laws, or any future regulation, will have on the Company’s U.S. business, financial condition, or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

For additional risk factors, please refer to Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2010, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	0	$0	0	32,370,254
May 1 - May 31	0	0	0	32,370,254
June 1 - June 30	1,604	43.44	0	32,370,254

Total	1,604 (2)	$43.44	0	32,370,254 (1)

(1)

The total remaining shares available for purchase at June 30, 2010, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

(2)	During the second quarter of 2010, 1,604 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.9	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.27	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.28	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.29	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.30	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.31	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.32	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.33	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.34	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.35	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.36	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.37	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 2, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 2, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 2, 2010, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	-	XBRL Instance Document.[1]
101.SCH*	-	XBRL Taxonomy Extension Schema.
101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase.
[1]

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) Notes to the Consolidated Financial Statements.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 2, 2010	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer,
Treasurer and Director

August 2, 2010	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.)
Senior Vice President, Financial Services;
Chief Accounting Officer