Form 10-Q/A
period 2010-06-30
AFLAC INC
filed 2010-08-09
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Aflac Incorporated

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Aflac Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Aflac Incorporated’s Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 2, 2010, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	-	XBRL Instance Document.

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

ITEM 6.	EXHIBITS

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).*
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).*
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).*
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).*
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).*
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).*
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).*
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).*
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).*
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).*
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).*
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).*
10.7	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).*
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).*
10.9	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).*
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).*
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).*

10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).*
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).*
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).*
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).*
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).*
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).*
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).*
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).*
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).*
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).*
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).*
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).*
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).*
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).*
10.26		Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).*
10.27	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).*
10.28	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).*

10.29	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).*
10.30	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).*
10.31	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).*
10.32	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).*
10.33	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).*
10.34	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).*
10.35	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).*
10.36		Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).*
10.37	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).*
11	-	Statement regarding the computation of per-share earnings for the Registrant.*
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.*
15	-	Letter from KPMG LLP regarding unaudited interim financial information.*
31.1	-	Certification of CEO dated August 2, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*
31.2	-	Certification of CFO dated August 2, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*
32	-	Certification of CEO and CFO dated August 2, 2010, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	-	XBRL Instance Document. [1]**

101.SCH	-	XBRL Taxonomy Extension Schema.**

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.**

[1]		Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) Notes to the Consolidated Financial Statements.

*	Filed as an exhibit to Aflac Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 6, 2010	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 6, 2010	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.) Senior Vice President, Financial Services; Chief Accounting Officer