Form 10-Q
period 2010-09-30
AFLAC INC
filed 2010-11-05
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                           ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 28, 2010
Common Stock, $.10 Par Value	471,261,454 shares

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2010

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2010, and 2009, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries as of September 30, 2010, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Atlanta, Georgia
November 5, 2010

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

(In millions, except for share and per-share amounts - Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premiums, principally supplemental health insurance	$ 4,607	$ 4,165	$ 13,288	$ 12,274
Net investment income	765	692	2,218	2,048
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(13)	(376)	(55)	(1,002)
Other-than-temporary impairment losses recognized in other comprehensive income	0	8	0	15
Other-than-temporary impairment losses realized	(13)	(368)	(55)	(987)
Sales and redemptions	8	21	0	248
Derivative gains (losses)	14	0	(72)	0
Total realized investment gains (losses)	9	(347)	(127)	(739)
Other income	13	16	59	74
Total revenues	5,394	4,526	15,438	13,657
Benefits and expenses:
Benefits and claims	3,102	2,817	8,843	8,351
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	243	216	752	692
Insurance commissions	412	388	1,213	1,158
Insurance expenses	505	487	1,493	1,405
Interest expense	39	25	105	46
Other operating expenses	38	44	114	112
Total acquisition and operating expenses	1,237	1,160	3,677	3,413
Total benefits and expenses	4,339	3,977	12,520	11,764
Earnings before income taxes	1,055	549	2,918	1,893
Income taxes	365	186	1,011	648
Net earnings	$ 690	$ 363	$ 1,907	$ 1,245

Net earnings per share:
Basic	$ 1.47	$ .78	$ 4.07	$ 2.67
Diluted	1.46	.77	4.03	2.66

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	469,868	466,586	468,880	466,362
Diluted	473,569	469,714	472,859	468,378

Cash dividends per share	$ .28	$ .28	$ .84	$ .84

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	September 30, 2010 (Unaudited)		December 31, 2009
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $41,287 in 2010 and $37,633 in 2009)	$41,928		$36,781 (1)
Fixed maturities - consolidated variable interest entities (amortized cost $4,626 in 2010)	5,060		0 (1)
Perpetual securities (amortized cost $6,161 in 2010 and $7,554 in 2009)	6,006		7,263 (1)
Perpetual securities - consolidated variable interest entities (amortized cost $1,576 in 2010)	1,446		0 (1)
Equity securities (cost $23 in 2010 and $22 in 2009)	24		24
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $27,459 in 2010 and $25,828 in 2009)	27,965		26,687 (1)
Fixed maturities - consolidated variable interest entities (fair value $537 in 2010)	597		0 (1)
Other investments	125		114
Cash and cash equivalents	2,434		2,323
Total investments and cash	85,585		73,192
Receivables	640		764
Accrued investment income	709		649
Deferred policy acquisition costs	9,418		8,533
Property and equipment, at cost less accumulated depreciation	610		593
Other	881	(2)	375
Total assets	$97,843		$84,106

(1)	Due to the prospective application of accounting guidance adopted in 2010, consolidated fixed-maturity and perpetual-security variable interest entities (VIEs) are only disclosed separately in 2010.
(2)	Includes $383 of derivatives from consolidated VIEs.
See	the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2010 (Unaudited)		December 31, 2009
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 69,329		$ 61,501
Unpaid policy claims	3,662		3,270
Unearned premiums	1,118		926
Other policyholders’ funds	4,804		3,548
Total policy liabilities	78,913		69,245
Notes payable	3,008		2,599
Income taxes	2,146		1,653
Payables for return of cash collateral on loaned securities	147		483
Other	2,496	(3)	1,709
Commitments and contingent liabilities (Note 10)
Total liabilities	86,710		75,689
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2010 and 2009; issued 662,111 shares in 2010 and 661,209 shares in 2009	66		66
Additional paid-in capital	1,289		1,228
Retained earnings	13,758		12,410
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	809		776
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	595		(622)
Unrealized gains (losses) on other-than-temporarily impaired securities	(1)		(16)
Unrealized gains (losses) on derivatives	(2)		(2)
Pension liability adjustment	(107)		(107)
Treasury stock, at average cost	(5,274)		(5,316)
Total shareholders’ equity	11,133		8,417
Total liabilities and shareholders’ equity	$ 97,843		$ 84,106

(3)	Includes $683 of derivatives from consolidated VIEs

See	the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2010	2009
Common stock:
Balance, beginning of period	$ 66	$ 66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,228	1,184
Exercise of stock options	39	6
Share-based compensation	27	26
Gain (loss) on treasury stock reissued	(5)	0
Balance, end of period	1,289	1,216
Retained earnings:
Balance, beginning of period	12,410	11,306
Cumulative effect of change in accounting principle, net of income taxes	(25)	0
Net earnings	1,907	1,245
Dividends to shareholders	(534)	(261)
Balance, end of period	13,758	12,290
Accumulated other comprehensive income (loss):
Balance, beginning of period	29	(582)
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	(320)	0
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	353	112
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	180	0
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	1,037	108
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	15	(9)
Pension liability adjustment during period, net of income taxes	0	3
Balance, end of period	1,294	(368)
Treasury stock:
Balance, beginning of period	(5,316)	(5,335)
Purchases of treasury stock	(5)	(4)
Cost of shares issued	47	17
Balance, end of period	(5,274)	(5,322)
Total shareholders’ equity	$11,133	$ 7,882

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2010	2009
Cash flows from operating activities:
Net earnings	$ 1,907	$ 1,245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	719	228
Increase in deferred policy acquisition costs	(291)	(254)
Increase in policy liabilities	2,463	2,219
Change in income tax liabilities	0	106
Realized investment (gains) losses	127	739
Other, net	(56)	120
Net cash provided (used) by operating activities	4,869	4,403
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,637	4,061
Fixed maturities matured or called	729	1,905
Perpetual securities sold	700	102
Equity securities sold	328	0
Securities held to maturity:
Fixed maturities matured or called	8	210
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(6,663)	(5,434)
Equity securities acquired	(330)	0
Securities held to maturity:
Fixed maturities acquired	(1,122)	(3,127)
Cash received as collateral on loaned securities, net	(349)	(1,563)
Other, net	(18)	(41)
Net cash provided (used) by investing activities	$ (5,080)	$ (3,887)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2010	2009
Cash flows from financing activities:
Purchases of treasury stock	$ (5)	$ (4)
Proceeds from borrowings	748	1,004
Principal payments under debt obligations	(456)	(544)
Dividends paid to shareholders	(395)	(393)
Change in investment-type contracts, net	299	274
Treasury stock reissued	39	6
Other, net	36	3
Net cash provided (used) by financing activities	266	346
Effect of exchange rate changes on cash and cash equivalents	56	1
Net change in cash and cash equivalents	111	863
Cash and cash equivalents, beginning of period	2,323	941
Cash and cash equivalents, end of period	$ 2,434	$1,804

Supplemental disclosures of cash flow information:
Income taxes paid	$ 926	$ 550
Interest paid	77	22
Impairment losses included in realized investment losses	55	987
Noncash financing activities:
Capitalized lease obligations	1	1
Treasury stock issued for:
Associate stock bonus	0	7
Share-based compensation grants	3	4

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2010	2009	2010	2009
Net earnings	$690	$363	$1,907	$1,245
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	59	162	102	111
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	712	1,228	1,590	(590)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	6	349	55	745
Unrealized gains (losses) on derivatives during period	2	0	0	0
Pension liability adjustment during period	(1)	(1)	1	5
Total other comprehensive income (loss) before income taxes	778	1,738	1,748	271
Income tax expense (benefit) related to items of other comprehensive income (loss)	112	454	343	57
Other comprehensive income (loss), net of income taxes	666	1,284	1,405	214
Total comprehensive income (loss)	$1,356	$1,647	$3,312	$1,459

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 78% of the Company’s total revenues in the nine-month periods ended September 30, 2010, and 2009, respectively. The percentage of the Company’s total assets attributable to Aflac Japan was 85% at both September 30, 2010, and December 31, 2009.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2010, and December 31, 2009, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2010, and 2009, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2010, and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2009.

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

Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, credit default swaps (CDSs) and/or foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio.

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

For those relationships where we seek hedge accounting, we contemporaneously document all relationships between hedging instruments and hedged items, as well as our risk-management objectives for undertaking various hedge transactions. This process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.

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

For further information regarding derivatives and hedging, see Note 4.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders’ equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting for embedded credit derivatives: In March 2010, the FASB issued accounting guidance on embedded credit derivatives. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. We adopted this guidance as of July 1, 2010. The adoption did not have a significant impact on our financial position or results of operations.

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

The following table summarizes the cumulative after-tax consolidation impact of adopting this new accounting guidance on January 1, 2010:

(In millions)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Cumulative valuation adjustments	$ 180	$ 0	$ 180
Currency translation adjustments	(320)	0	(320)
Swaps	0	(26)	(26)
Other	0	1	1

Total	$ (140)	$ (25)	$ (165)

For additional information concerning our investments in VIEs and derivatives, see Notes 3 and 4, respectively.

Accounting Pronouncements Pending Adoption

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized. The amendment also prohibits capitalizing direct-response advertising costs unless they meet certain criteria. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Revenues:
Aflac Japan:
Earned premiums	$3,456	$3,054	$9,849	$8,967
Net investment income	624	568	1,810	1,673
Other income	5	8	31	30
Total Aflac Japan	4,085	3,630	11,690	10,670
Aflac U.S.:
Earned premiums	1,150	1,110	3,438	3,307
Net investment income	138	123	404	375
Other income	2	3	9	7
Total Aflac U.S.	1,290	1,236	3,851	3,689
Other business segments	12	13	35	38
Total business segment revenues	5,387	4,879	15,576	14,397
Realized investment gains (losses)	9	(347)	(127)	(739)
Corporate	58	40	159	108
Intercompany eliminations	(60)	(46)	(170)	(109)
Total revenues	$5,394	$4,526	$15,438	$13,657

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Pretax earnings:
Aflac Japan	$866	$725	$2,485	$2,086
Aflac U.S.	228	216	699	617
Other business segments	0	1	(3)	1
Total business segment pretax earnings	1,094	942	3,181	2,704
Interest expense, noninsurance operations	(37)	(24)	(99)	(48)
Corporate and eliminations	(11)	(22)	(37)	(36)
Pretax operating earnings	1,046	896	3,045	2,620
Realized investment gains (losses)	9	(347)	(127)	(739)
Impact from ASC 815	0	0	0	(5)
Gain on extinguishment of debt	0	0	0	17
Total earnings before income taxes	$1,055	$549	$2,918	$1,893

Income taxes applicable to pretax operating earnings	$362	$307	$1,055	$901
Effect of foreign currency translation on operating earnings	32	42	65	107

Assets were as follows:

(In millions)	September 30, 2010	December 31, 2009
Assets:
Aflac Japan	$83,302	$71,639
Aflac U.S.	13,422	11,779
Other business segments	158	142
Total business segment assets	96,882	83,560
Corporate	14,248	11,261
Intercompany eliminations	(13,287)	(10,715)
Total assets	$97,843	$84,106

3. INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 15,346	$ 916	$ 0	$ 16,262
Mortgage- and asset-backed securities	1,206	44	6	1,244
Public utilities	2,500	127	110	2,517
Sovereign and supranational	750	31	17	764
Banks/financial institutions	6,047	177	1,338	4,886
Other corporate	5,815	125	582	5,358
Total yen-denominated	31,664	1,420	2,053	31,031
Dollar-denominated:
U.S. government and agencies	47	5	0	52
Municipalities	838	46	12	872
Mortgage- and asset-backed securities(1)	536	101	17	620
Collateralized debt obligations	5	0	0	5
Public utilities	2,263	382	8	2,637
Sovereign and supranational	396	83	0	479
Banks/financial institutions	3,445	249	77	3,617
Other corporate	6,719	998	42	7,675
Total dollar-denominated	14,249	1,864	156	15,957
Total fixed maturities	45,913	3,284	2,209	46,988
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,998	180	526	6,652
Other corporate	320	11	1	330
Dollar-denominated:
Banks/financial institutions	419	76	25	470
Total perpetual securities	7,737	267	552	7,452
Equity securities	23	3	2	24
Total securities available for sale	$ 53,673	$ 3,554	$ 2,763	$ 54,464

(1)	Includes $2 of other-than-temporary non-credit-related losses

	September 30, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 390	$ 35	$ 0	$ 425
Municipalities	395	28	5	418
Mortgage- and asset-backed securities	148	6	0	154
Public utilities	6,165	185	197	6,153
Sovereign and supranational	4,517	160	150	4,527
Banks/financial institutions	12,054	164	806	11,412
Other corporate	4,893	165	151	4,907
Total yen-denominated	28,562	743	1,309	27,996
Total securities held to maturity	$ 28,562	$ 743	$ 1,309	$ 27,996

	December 31, 2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 11,710	$ 405	$ 174	$ 11,941
Mortgage- and asset-backed securities	549	13	0	562
Public utilities	2,284	145	79	2,350
Collateralized debt obligations	165	97	24	238
Sovereign and supranational	833	28	96	765
Banks/financial institutions	5,248	144	784	4,608
Other corporate	6,401	112	714	5,799
Total yen-denominated	27,190	944	1,871	26,263
Dollar-denominated:
U.S. government and agencies	221	3	7	217
Municipalities	519	4	28	495
Mortgage- and asset-backed securities(1)	586	9	78	517
Collateralized debt obligations	24	7	2	29
Public utilities	1,587	123	42	1,668
Sovereign and supranational	353	48	9	392
Banks/financial institutions	2,668	75	259	2,484
Other corporate	4,485	339	108	4,716
Total dollar-denominated	10,443	608	533	10,518
Total fixed maturities	37,633	1,552	2,404	36,781
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,964	311	604	6,671
Other corporate	291	28	0	319
Dollar-denominated:
Banks/financial institutions	299	30	56	273
Total perpetual securities	7,554	369	660	7,263
Equity securities	22	4	2	24
Total securities available for sale	$ 45,209	$ 1,925	$ 3,066	$ 44,068

(1) Includes $25 of other-than-temporary non-credit-related losses

	December 31, 2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 217	$ 6	$ 0	$ 223
Municipalities	281	1	4	278
Mortgage- and asset-backed securities	167	2	6	163
Collateralized debt obligations	109	0	14	95
Public utilities	5,235	180	138	5,277
Sovereign and supranational	4,248	161	143	4,266
Banks/financial institutions	11,775	140	984	10,931
Other corporate	4,455	142	104	4,493
Total yen-denominated	26,487	632	1,393	25,726
Dollar-denominated:
Collateralized debt obligations	200	0	98	102
Total dollar-denominated	200	0	98	102
Total securities held to maturity	$ 26,687	$ 632	$ 1,491	$ 25,828

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

During the third quarter of 2010, we reclassified two investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of downgrades of the issuers’ credit rating. At the time of transfer, these investments had an aggregate amortized cost of $267 million and an aggregate unrealized loss of $165 million. During the second quarter of 2010, we reclassified four investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of downgrades of the issuers’ credit rating. Three of these were investments in Greek financial institutions that, at the time of transfer, had an aggregate amortized cost of $998 million and an aggregate unrealized loss of $599 million. The fourth investment was in Greek sovereign debt and had an amortized cost of $178 million and an unrealized loss of $66 million at the time of transfer. This investment was sold at a pretax realized loss of $59 million prior to the end of the second quarter of 2010. We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the first quarter of 2010.

We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the third quarter of 2009. During the second quarter of 2009, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $660 million and an aggregate unrealized loss of $326 million. During the first quarter of 2009, we reclassified six investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of transfer, the securities had an aggregate amortized cost of $497 million and an aggregate unrealized loss of $200 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at September 30, 2010, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$2,036	$2,107	$69	$73
Due after one year through five years	4,450	4,706	269	305
Due after five years through 10 years	2,693	2,997	904	1,084
Due after 10 years	27,145	26,577	6,488	7,147
Mortgage- and asset-backed securities	1,362	1,483	380	381
Total fixed maturities available for sale	$37,686	$37,870	$8,110	$8,990

Held to maturity:
Due in one year or less	$665	$675	$0	$0
Due after one year through five years	1,076	1,126	0	0
Due after five years through 10 years	3,285	3,635	0	0
Due after 10 years	23,388	22,406	0	0
Mortgage- and asset-backed securities	148	154	0	0
Total fixed maturities held to maturity	$28,562	$27,996	$0	$0

At September 30, 2010, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $117 million at amortized cost and $128 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2010, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$179	$176	$0	$0
Due after one year through five years	1,306	1,380	5	5
Due after five years through 10 years	1,455	1,478	0	0
Due after 10 years	4,558	4,123	234	290
Total perpetual securities available for sale	$7,498	$7,157	$239	$295

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

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at September 30, 2010, based on amortized cost, was: Europe, excluding the United Kingdom (47%); United States (20%); United Kingdom (8%); Japan (8%); and other (17%).

As a result of the consolidation of additional VIEs as disclosed in Note 1, $120 million in additional perpetual securities in the bank and financial institution sector were recognized effective January 1, 2010, since the securities were included in the former QSPE structures.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2010		December 31, 2009
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$ 21,546	26%	$ 19,691	28%
Fair value	19,915	24	18,023	26
Perpetual Securities:
Upper Tier II:
Amortized cost	$ 4,937	6%	$ 4,909	7%
Fair value	4,750	6	4,938	7
Tier I:
Amortized cost	2,480	3	2,354	3
Fair value	2,372	3	2,006	3
Total:
Amortized cost	$ 28,963	35%	$ 26,954	38%
Fair value	27,037	33	24,967	36

As of September 30, 2010, our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain consisted of the following:

Investments in Greece, Ireland, Italy, Portugal and Spain

	September 30, 2010
(In millions)	Amortized Cost		Fair Value
Sovereign and supranational:
Italy	$298		$290
Spain	453		443
Total sovereign and supranational	$751		$733

Banks and financial institutions:
Greece	$1,120		$416
Ireland	970		717
Italy	179		173
Portugal	835		749
Spain	514		489
Total banks and financial institutions	$3,618	(1)	$2,544

(1)	Represents 12% of total investments in the banks and financial institutions sector and 4% of total investments in debt and perpetual securities

As of September 30, 2010, two securities issued by Irish financial institutions with amortized costs and fair values totaling $463 million and $261 million, respectively, were rated below investment grade. During the second quarter of 2010, the Greek financial institutions, which comprise Lower Tier II investments, were downgraded to below investment grade. As a result of the downgrades, we reclassified these investments from held to maturity to available for sale. While these financial institutions have significant investments in Greek Government Bonds (GGBs), we believe that these institutions will be solvent even if there were a future restructuring of GGBs. As a result, we believe that we will collect all cash flows under the terms of their obligations to us. All other securities included in the table above were rated investment grade as of September 30, 2010.

During the second quarter of 2010, the creditworthiness of the Greek sovereign debt deteriorated, and we expected further deterioration in the performance of Greek debt as a result of the stressed economic environment. As a result, in June 2010 we sold our entire holdings of Greek sovereign debt and recognized an after-tax investment loss of $67 million.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$25	$19	$75	$244
Gross losses from sales	(17)	0	(207)	(2)
Net gains (losses) from redemptions	0	0	1	2
Other-than-temporary impairment losses	(12)	(40)	(12)	(450)
Total debt securities	(4)	(21)	(143)	(206)
Perpetual securities:
Available for sale:
Gross gains from sales	0	0	133	0
Other-than-temporary impairment losses	0	(326)	(41)	(535)
Total perpetual securities	0	(326)	92	(535)
Equity securities:
Gross losses from sales	0	0	(2)	0
Other-than-temporary impairment losses	(1)	(2)	(2)	(2)
Total equity securities	(1)	(2)	(4)	(2)
Other assets:
Derivative gains (losses)	14	0	(72)	0
Other long-term assets	0	2	0	4
Total other assets	14	2	(72)	4
Total realized investment gains (losses)	$9	$(347)	$(127)	$(739)

During the three-month period ended September 30, 2010, we realized pretax investment gains, net of losses, of $14 million ($9 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs that were required to be consolidated following the adoption of new accounting guidance effective January 1, 2010. During the nine-month period ended September 30, 2010, we realized pretax investment losses, net of gains, of $72 million ($46 million after-tax) from valuing these swaps.

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

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Perpetual securities	$0	$326	$41	$535
Corporate bonds	0	0	0	288
Collateralized debt obligations	0	35	0	148
Mortgage- and asset-backed securities	12	5	12	14
Equity securities	1	2	2	2
Total other-than-temporary impairment losses	$13	$368	$55	$987

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. During the nine-month period ended September 30, 2010, the perpetual securities of two issuers we own were downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $41 million ($27 million after-tax) during the three-month period ended March 31, 2010, and no additional impairment losses were recognized in the six-month period ended September 30, 2010. We recognized other-than-temporary impairment losses for perpetual securities being evaluated under our equity impairment model of $326 million ($212 million after-tax) during the three-month period ended September 30, 2009, and $535 million ($348 million after-tax) during the nine-month period ended September 30, 2009.

Impairments on mortgage- and asset-backed securities during the nine-month period ended September 30, 2010, were credit-related. During our review of certain mortgage- and asset-backed securities during the nine-month period ended September 30, 2009, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded that a portion of the reduction in fair value below amortized cost was due to non-credit factors, which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $5 million ($3 million after-tax) during the three-month period and $14 million ($9 million after-tax) during the nine-month period ended September 30, 2009. We recorded an unrealized loss in other comprehensive income of $8 million ($5 million after-tax) during the three-month period and $15 million ($10 million after-tax) during the nine-month period ended September 30, 2009, for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors.

The other-than-temporary impairment losses recognized in the first nine months of 2009, of which a portion was transferred to other comprehensive income, related only to the other-than-temporary impairment of certain of our investments in CMOs. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes cumulative credit-related impairment losses on securities still held at the end of the reporting period, for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Cumulative credit loss impairments, beginning of period	$13	$9	$24	$0
Credit losses for which an other-than-temporary impairment was not previously recognized	0	5	0	13
Credit losses for which an other-than-temporary impairment was previously recognized	1	0	1	1
Securities sold during period	(1)	0	(12)	0
Cumulative credit loss impairments, end of period	$13	$14	$13	$14

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2010	December 31, 2009
Net unrealized gains (losses) on securities available for sale	$791	$(1,141)
Unamortized unrealized gains on securities transferred to held to maturity	138	148
Deferred income taxes	(335)	356
Other	0	(1)
Shareholders’ equity, net unrealized gains (losses) on investment securities	$594	$(638)

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

	September 30, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Municipalities:
Dollar-denominated	$83	$12	$30	$1	$53	$11
Yen-denominated	55	5	0	0	55	5
Mortgage- and asset- backed securities:
Dollar-denominated	103	17	5	0	98	17
Yen-denominated	393	6	393	6	0	0
Public utilities:
Dollar-denominated	136	8	30	0	106	8
Yen-denominated	4,428	307	1,612	106	2,816	201
Sovereign and supranational:
Yen-denominated	2,016	167	605	26	1,411	141
Banks/financial institutions:
Dollar-denominated	825	77	87	4	738	73
Yen-denominated	11,078	2,144	2,143	76	8,935	2,068
Other corporate:
Dollar-denominated	546	42	248	20	298	22
Yen-denominated	5,096	733	1,280	99	3,816	634
Total fixed maturities	24,759	3,518	6,433	338	18,326	3,180
Perpetual securities:
Dollar-denominated	153	25	34	14	119	11
Yen-denominated	4,862	527	2,542	132	2,320	395
Total perpetual securities	5,015	552	2,576	146	2,439	406
Equity securities	14	2	12	1	2	1
Total	$29,788	$4,072	$9,021	$485	$20,767	$3,587

	December 31, 2009
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$175	$7	$112	$3	$63	$4
Japan government and agencies:
Yen-denominated	5,760	174	5,456	153	304	21
Municipalities:
Dollar-denominated	378	28	322	11	56	17
Yen-denominated	223	4	223	4	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	338	78	78	3	260	75
Yen-denominated	54	6	35	0	19	6
Collateralized debt obligations:(1)
Dollar-denominated	117	100	0	0	117	100
Yen-denominated	181	38	0	0	181	38
Public utilities:
Dollar-denominated	465	42	200	10	265	32
Yen-denominated	3,290	217	592	37	2,698	180
Sovereign and supranational:
Dollar-denominated	92	9	43	3	49	6
Yen-denominated	2,331	239	948	31	1,383	208
Banks/financial institutions:
Dollar-denominated	1,325	259	305	14	1,020	245
Yen-denominated	10,306	1,768	807	313	9,499	1,455
Other corporate:
Dollar-denominated	1,393	108	535	13	858	95
Yen-denominated	6,084	818	1,643	93	4,441	725
Total fixed maturities	32,512	3,895	11,299	688	21,213	3,207
Perpetual securities:
Dollar-denominated	181	56	0	0	181	56
Yen-denominated	3,117	604	373	28	2,744	576
Total perpetual securities	3,298	660	373	28	2,925	632
Equity securities	6	2	3	1	3	1
Total	$35,816	$4,557	$11,675	$717	$24,141	$3,840

(1) Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the nine-month period ended September 30, 2010. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

As of September 30, 2010, 57% of the unrealized losses on investments in the municipalities sector and 27% of the unrealized losses on investments in the mortgage- and asset-backed securities sector were related to investments that were investment grade, compared with 74% and 39%, respectively, at December 31, 2009. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

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

	September 30, 2010		December 31, 2009
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	40%	55%	33%	44%
Perpetual securities:
Upper Tier II	12	7	5	5
Tier I	5	6	4	10

Total perpetual securities	17	13	9	15

Total	57%	68%	42%	59%

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

As of September 30, 2010, 53% of the $2.8 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 75% at December 31, 2009. The decrease in this percentage is primarily due to investments in Greek financial institutions that were downgraded to below investment grade in the second quarter of 2010, as discussed previously in the Investment Concentrations section. Of the $16.9 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at September 30, 2010, only $1.9 billion ($1.3 billion in unrealized losses) were below investment grade. Six investments comprised nearly 90% of the $1.3 billion unrealized loss. The remaining investments that comprised the unrealized loss were divided among 11 issuers with average unrealized losses per investment of less than $16 million. We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes our own analysis of financial information, as well as consultation with the issuers from time to time. Based on our independent credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. In particular, for our investments rated below investment grade, we have observed improvements in the fair value of those investments during the last half of 2009 and continuing into 2010 resulting from improvements in the issuers’ capital structure, operating fundamentals and, to a lesser extent, the global economic environment. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of September 30, 2010, 54% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 58% at December 31, 2009. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

As of September 30, 2010, 84% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 92% at December 31, 2009. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of September 30, 2010, were as follows:

Perpetual Securities

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$187	$200	$13
	A	3,189	3,140	(49)
	BBB	1,238	1,151	(87)
	BB	643	589	(54)
Total Upper Tier II		5,257	5,080	(177)
Tier I:
	A	618	563	(55)
	BBB	1,351	1,240	(111)
	BB or lower	511	569	58
Total Tier I		2,480	2,372	(108)
Total		$7,737	$7,452	$(285)

With the exception of the Icelandic bank securities that we completely impaired in 2008, our Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at September 30, 2010), our Royal Bank of Scotland dollar-denominated Tier I perpetual security (par value of $20 million at September 30, 2010), and our RBS Capital Trust II dollar-denominated Tier I perpetual security (par value $38 million at September 30, 2010), all of the perpetual securities we own were current on interest and principal payments at September 30, 2010. Based on amortized cost as of September 30, 2010, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (71%); the United Kingdom (10%); Japan (13%); and other (6%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)

As discussed in Note 1, effective January 1, 2010, we have consolidated all of the components of each former QSPE investment, including a debt or hybrid instrument and a corresponding derivative transaction (swap). In addition, new criteria for determining the primary beneficiary of a VIE that was effective January 1, 2010, has resulted in the consolidation of additional VIE investments. Under accounting guidance in effect at December 31, 2009, QSPEs were exempt from consolidation and VIEs were evaluated for consolidation using a quantitative approach.

The following table details our investments in VIEs and former QSPEs.

Investments in Qualified Special Purpose Entities

and Variable Interest Entities

	September 30, 2010				December 31, 2009
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
QSPEs:
Total QSPEs	$0		$0		$4,405	$4,089

VIEs:
Consolidated:
Total VIEs consolidated	$6,799	(1)	$7,043	(1)	$1,809	$1,522
Not consolidated:
CDOs	5		5		498	464
Other	12,690		11,939		727	689
Total VIEs not consolidated	12,695		11,944		1,225	1,153
Total VIEs	$19,494		$18,987		$3,034	$2,675

(1) Includes CDOs and former QSPEs consolidated beginning on January 1, 2010

QSPEs

The underlying collateral in the former QSPEs, which we began consolidating effective January 1, 2010, are structured as fixed-maturity or perpetual investments and we have classified these securities as available for sale. We are the only beneficial interest holder in the former QSPEs and our risk of loss over the life of these investments is limited to the amount of our original investment.

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

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. The increase in the amounts disclosed for VIEs not consolidated of $11.5 billion at amortized cost at September 30, 2010, compared with December 31, 2009, was due to a change in disclosure requirements that was effective January 1, 2010.

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

(In millions)	September 30, 2010	December 31, 2009
Security loans outstanding, fair value	$143	$467
Cash collateral on loaned securities	147	483

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

Derivative Types

Interest rate and credit default swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

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

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of September 30, 2010, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

The following table presents the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit derivatives as of September 30, 2010.

	Less than one year		One to three years		Three to five years		Greater than five years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(326)	$(102)	$(393)	$(225)	$(719)	$(327)

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

	September 30, 2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$239	$(2)	$0	$(2)
Foreign currency swaps	375	112	112	0
Total cash flow hedges	$614	$110	$112	$(2)

Non-qualifying strategies:
Interest rate swaps	$708	$56	$118	$(62)
Foreign currency swaps	3,539	(139)	153	(292)
Credit default swaps	719	(327)	0	(327)
Total non-qualifying strategies	$4,966	$(410)	$271	$(681)

Total cash flow hedges and non-qualifying strategies	$5,580	$(300)	$383	$(683)

Balance Sheet Location
Other assets	$1,468	$383	$383	$0
Other liabilities	4,112	(683)	0	(683)
Total derivatives	$5,580	$(300)	$383	$(683)

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

Cash Flow Hedges

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate swaps	$0	$1	$0	$0
Foreign currency swaps	2	(1)	13	13
Total	$2	$0	$13	$13

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the three- and nine-month periods ended September 30, 2010. As of September 30, 2010, before-tax deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

Our other derivative activities in VIEs do not receive hedge accounting treatment. All changes in the value of these derivative instruments are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate swaps	$ 4	$ 7
Foreign currency swaps	(33)	(77)
Credit default swaps	30	(15)
Total	$ 1	$ (85)

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income. For the nine-month period ended September 30, 2010, the change in value of our total investment in these VIEs, consisting of swaps and their associated fixed income or perpetual securities, had a favorable impact on total shareholders’ equity.

Nonderivative Hedges

We have designated a majority of the Parent Company’s yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the nine-month period ended September 30, 2010; therefore, there was no impact on net earnings during that period. We recognized an immaterial loss in net earnings during the nine-months ended September 30, 2009, for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan.

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

In recent years, we have noted a continued reduction in the availability of pricing data from market sources. This decline is due largely to a reduction in the overall number of sources to provide pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We assess the reasonableness of the pricing data we receive by comparing it to relevant market indices and other performance measurements. The final pricing data used to determine fair values is based on management’s judgment.

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

	September 30, 2010
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$15,617	$697	$0	$16,314
Municipalities	0	872	0	872
Mortgage- and asset-backed securities	0	1,594	270	1,864
Public utilities	0	5,154	0	5,154
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,243	0	1,243
Banks/financial institutions	0	8,086	417	8,503
Other corporate	0	13,033	0	13,033
Total fixed maturities	15,617	30,679	692	46,988
Perpetual securities:
Banks/financial institutions	0	7,122	0	7,122
Other corporate	0	330	0	330
Total perpetual securities	0	7,452	0	7,452
Equity securities	15	5	4	24
Other assets:
Interest rate swaps	0	118	0	118
Foreign currency swaps	0	145	120	265
Total other assets	0	263	120	383
Total assets	$15,632	$38,399	$816	$54,847

Liabilities:
Interest rate swaps	$0	$64	$0	$64
Foreign currency swaps	0	226	66	292
Credit default swaps	0	0	327	327
Total liabilities	$0	$290	$393	$683

	December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$10,178	$1,980	$0	$12,158
Municipalities	0	495	0	495
Mortgage- and asset-backed securities	0	1,017	62	1,079
Public utilities	35	3,486	497	4,018
Collateralized debt obligations(1)	0	0	267	267
Sovereign and supranational	0	864	293	1,157
Banks/financial institutions	0	5,852	1,240	7,092
Other corporate	13	9,254	1,248	10,515
Total fixed maturities	10,226	22,948	3,607	36,781
Perpetual securities:
Banks/financial institutions	0	5,503	1,441	6,944
Other corporate	0	319	0	319
Total perpetual securities	0	5,822	1,441	7,263
Equity securities	15	0	9	24
Total assets	$10,241	$28,770	$5,057	$44,068

Liabilities:
Interest rate swaps	$0	$3	$0	$3
Total liabilities	$0	$3	$0	$3

(1)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

Approximately 45% of our fixed income and perpetual investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

The fair value of approximately 51% of our Level 2 fixed income and perpetual investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.

For the remaining Level 2 investments that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified with the same fair value hierarchy as the associated asset. Derivative instruments are reported in Level 2 of the fair value hierarchy, except CDSs and certain foreign currency swaps which are classified as Level 3.

The interest rate and certain foreign currency derivative instruments were priced by broker quotations using inputs that are observable in the market. Inputs used to value derivatives include, but are not limited to, interest rates, foreign currency forward and spot rates, credit spreads and correlations, and interest volatility. For any derivatives associated with any of our VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements provided by the broker incorporate the credit risk of the collateral associated with the VIE and counterparty credit risk. All other derivatives where we are the direct counterparty incorporate our credit risk along with counterparty credit risk in the valuation.

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

The fixed maturities, perpetual securities and derivatives classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market flows. We consider these inputs unobservable. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

	Three Months Ended September 30, 2010
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$282	$(1)	$17	$(2)	$(26)	$270	$0
Public utilities	27	0	0	0	(27)	0	0
Collateralized debt obligations	4	1	0	0	0	5	0
Banks/financial institutions	352	0	65	0	0	417	0
Other corporate	52	0	0	0	(52)	0	0
Total fixed maturities	717	0	82	(2)	(105)	692	0
Equity securities	4	0	0	0	0	4	0
Derivatives:
Foreign currency swaps	0	0	0	0	54	54	0
Credit default swaps	(357)	30	0	0	0	(327)	30
Total derivatives	(357)	30	0	0	54	(273)	30
Total	$364	$30	$82	$(2)	$(51)	$423	$30

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2010

	Three Months Ended September 30, 2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$ 33	$ 0	$ 2	$ 31	$ 0	$ 66	$ 0
Public utilities	457	0	40	0	9	506	0
Collateralized debt obligations(2)	111	(25)	61	(14)	0	133	(35)
Sovereign and supranational	272	0	42	0	0	314	0
Banks/financial institutions	1,117	3	186	(3)	43	1,346	0
Other corporate	1,082	0	160	0	0	1,242	0
Total fixed maturities	3,072	(22)	491	14	52	3,607	(35)
Perpetual securities:
Banks/financial institutions	1,063	(325)	600	0	0	1,338	(325)
Total perpetual securities	1,063	(325)	600	0	0	1,338	(325)
Equity securities	9	0	1	0	0	10	0
Total	$ 4,144	$ (347)	$1,092	$ 14	$ 52	$ 4,955	$ (360)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2009

(2)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

	Nine Months Ended September 30, 2010
(In millions)	Balance, Beginning of Period	Effect of Change in Accounting Principle (1)	Revised Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(2)
Fixed maturities:
Mortgage- and asset- backed securities	$ 62	$ 0	$ 62	$ (1)	$ 19	$ (3)	$ 193	$ 270	$ 0
Public utilities	497	0	497	0	(9)	(2)	(486)	0	0
Collateralized debt obligations	267	(263)	4	1	0	0	0	5	0
Sovereign and supranational	293	0	293	0	5	0	(298)	0	0
Banks/financial institutions	1,240	0	1,240	5	99	(175)	(752)	417	0
Other corporate	1,248	0	1,248	0	6	0	(1,254)	0	0
Total fixed maturities	3,607	(263)	3,344	5	120	(180)	(2,597)	692	0
Perpetual securities:
Bank/financial institutions	1,441	0	1,441	108	51	(585)	(1,015)	0	0
Total perpetual securities	1,441	0	1,441	108	51	(585)	(1,015)	0	0
Equity securities	9	0	9	0	0	0	(5)	4	0
Derivatives:
Foreign currency swaps	0	0	0	0	0	0	54	54	0
Credit default swaps	0	(312)	(312)	(15)	0	0	0	(327)	(15)
Total derivatives	0	(312)	(312)	(15)	0	0	54	(273)	(15)
Total	$ 5,057	$ (575)	$ 4,482	$ 98	$ 171	$ (765)	$ (3,563)	$ 423	$ (15)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3 and 4 for additional information.
(2)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2010

	Nine Months Ended September 30, 2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/ or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$35	$0	$0	$31	$0	$66	$0
Public utilities	502	0	(5)	0	9	506	0
Collateralized debt obligations(2)	19	(140)	227	(14)	41	133	(148)
Sovereign and supranational	260	0	54	0	0	314	0
Banks/financial institutions	876	(75)	61	(3)	487	1,346	(78)
Other corporate	898	0	144	0	200	1,242	0
Total fixed maturities	2,590	(215)	481	14	737	3,607	(226)
Perpetual securities:
Banks/financial institutions	412	(325)	539	0	712	1,338	(325)
Total perpetual securities	412	(325)	539	0	712	1,338	(325)
Equity securities	4	0	0	0	6	10	0
Total	$3,006	$(540)	$1,020	$14	$1,455	$4,955	$(551)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2009

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

During the nine-month period ended September 30, 2010, we transferred investments totaling $716 million into Level 3 from Level 2 as a result of lack of visibility to observe significant inputs to price and due to credit downgrades of respective issuers of securities to below investment grade. During the same period, we transferred investments totaling $4.3 billion into Level 2 from Level 3 as a result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers. During the year ended December 31, 2009, we transferred investments totaling $1.8 billion into Level 3 as a result of credit downgrades of the respective issuers of the securities to below investment grade.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$69,893	$69,387	$63,468	$62,609
Fixed-maturity securities - consolidated variable interest entities	5,657	5,597	0	0
Perpetual securities	6,006	6,006	7,263	7,263
Perpetual securities - consolidated variable interest entities	1,446	1,446	0	0
Equity securities	24	24	24	24
Interest rate, foreign currency, and credit default swaps	383	383	0	0
Liabilities:
Notes payable (excluding capitalized leases)	3,002	3,305	2,593	2,683
Interest rate, foreign currency, and credit default swaps	683	683	3	3
Obligation to Japanese policyholder protection corporation	104	104	128	128

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $19.6 billion at September 30, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,076)	+50 bps	$(1,063)	+50 bps	$(181)
-50 bps	1,161	-50 bps	1,142	-50 bps	18

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $26.5 billion at September 30, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,714)	+50 bps	$(1,581)	+50 bps	$(326)
-50 bps	1,790	-50 bps	1,605	-50 bps	310

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

6. NOTES PAYABLE

A summary of notes payable follows:

(In millions)	September 30, 2010	December 31, 2009
8.50% senior notes due May 2019	$850	$850
6.45% senior notes due August 2040	448 (1)	0
6.90% senior notes due December 2039	396 (2)	396 (2)
3.45% senior notes due August 2015	300	0
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	179	163
2.26% notes due September 2016 (principal amount 8 billion yen)	95	87
Variable interest rate notes due September 2011 (.66% at September 2010, principal amount 20 billion yen)	239	217
Yen-denominated Samurai notes:
.71% notes paid July 2010 (principal amount 39.4 billion yen)	0	428
1.87% notes due June 2012 (principal amount 26.6 billion yen)	317	289
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	119	109
3.00% loan due August 2015 (principal amount 5 billion yen)	59	54
Capitalized lease obligations payable through 2015	6	6
Total notes payable	$3,008	$2,599

(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes

(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In July 2010, we used existing cash to redeem 39.4 billion yen (approximately $470 million using the September 30, 2010, exchange rate) of our Samurai notes upon their maturity. In August 2010, we issued $450 million and $300 million of senior notes through a U.S. public debt offering. These notes pay interest semi-annually and have 30-year and five-year maturities, respectively. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at September 30, 2010. No events of default or defaults occurred during the nine-month period ended September 30, 2010.

For additional information, see Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

7. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30.

(In thousands of shares)	2010	2009
Common stock - issued:
Balance, beginning of period	661,209	660,035
Exercise of stock options and issuance of restricted shares	902	693
Balance, end of period	662,111	660,728
Treasury stock:
Balance, beginning of period	192,641	193,420
Purchases of treasury stock:
Open market	0	0
Other	98	141
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	0	(355)
Exercise of stock options	(1,589)	(121)
Other	(83)	(134)
Balance, end of period	191,067	192,951
Shares outstanding, end of period	471,044	467,777

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Anti-dilutive share-based awards	3,320	7,317	3,460	11,231

As of September 30, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares were comprised of 2.4 million shares remaining from a board authorization in 2006 and 30.0 million shares remaining from an authorization by the board of directors in 2008.

8. SHARE-BASED TRANSACTIONS

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2010, approximately 16.4 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2010.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	15,427	5.5	$ 188	$ 40.47
Exercisable	11,585	4.5	143	39.78

We received cash from the exercise of stock options in the amount of $54 million during the first nine months of 2010, compared with $7 million in the first nine months of 2009. The tax benefit realized as a result of stock option exercises and restricted stock releases was $22 million in the first nine months of 2010, compared with $6 million in the first nine months of 2009.

As of September 30, 2010, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $25 million, of which $11 million (633 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

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

9. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$4	$3	$3	$2	$11	$9	$9	$7
Interest cost	1	3	1	3	3	10	3	9
Expected return on plan assets	(1)	(4)	(1)	(3)	(2)	(10)	(2)	(9)
Amortization of net actuarial loss	1	2	1	1	2	4	2	3
Net periodic benefit cost	$5	$4	$4	$3	$14	$13	$12	$10

During the nine months ended September 30, 2010, Aflac Japan contributed approximately $15 million (using the September 30, 2010, exchange rate) to the Japanese pension plan, and Aflac U.S. contributed $20 million to the U.S. pension plan.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

—	difficult conditions in global capital markets and the economy

—	governmental actions for the purpose of stabilizing the financial markets

—	defaults and downgrades in certain securities in our investment portfolio

—	impairment of financial institutions

—	credit and other risks associated with Aflac’s investment in perpetual securities

—	differing judgments applied to investment valuations

—	subjective determinations of amount of impairments taken on our investments

—	limited availability of acceptable yen-denominated investments

—	concentration of our investments in any particular sector

—	concentration of business in Japan

—	ongoing changes in our industry

—	exposure to significant financial and capital markets risk

—	fluctuations in foreign currency exchange rates

—	significant changes in investment yield rates

—	deviations in actual experience from pricing and reserving assumptions

—	subsidiaries’ ability to pay dividends to Aflac Incorporated

—	changes in law or regulation by governmental authorities

—	ability to attract and retain qualified sales associates and employees

—	decreases in our financial strength or debt ratings

—	ability to continue to develop and implement improvements in information technology systems

—	changes in U.S. and/or Japanese accounting standards

—	failure to comply with restrictions on patient privacy and information security

—	level and outcome of litigation

—	ability to effectively manage key executive succession

—	catastrophic events

—	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and nine-month periods ended September 30, 2010 and 2009. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2009. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Results for the third quarter of 2010 benefited from the stronger yen/dollar exchange rate and lower realized investment losses. Total revenues rose 19.2% to $5.4 billion, compared with $4.5 billion in the third quarter of 2009. Net earnings were $690 million, or $1.46 per diluted share, compared with $363 million, or $.77 per share, in the third quarter of 2009.

Results for the first nine months of 2010 also benefited from the stronger yen. Total revenues rose 13.0% to $15.4 billion, compared with $13.7 billion in the first nine months of 2009. Net earnings were $1.9 billion, or $4.03 per diluted share, compared with $1.2 billion, or $2.66 per share, for the first nine months of 2009.

We experienced pretax net realized investment gains of $9 million ($6 million after-tax) in the third quarter of 2010, which included $13 million ($8 million after-tax) of other-than-temporary impairments, gains on the sale of securities of $8 million ($5 million after-tax) and the recognition of derivative gains of $14 million ($9 million after-tax). For the first nine months of 2010, we had pretax net realized investment losses of $127 million ($83 million after-tax), which included $55 million ($37 million after-tax) of other-than-temporary impairments and $72 million ($46 million after-tax) of net derivative losses. Shareholders’ equity at September 30, 2010, included a net unrealized gain on investment securities (including derivatives) of $592 million, compared with a net unrealized loss of $640 million at December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 87% of our liabilities are reported as of September 30, 2010, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2010. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2009.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	In Millions		Per Diluted Share		In Millions		Per Diluted Share
Net earnings	$690	$363	$1.46	$.77	$1,907	$1,245	$4.03	$2.66
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(3)	(226)	(.01)	(.48)	(37)	(482)	(.08)	(1.02)
Impact from ASC 810	9	0	.02	.00	(46)	0	(.10)	.00
Impact from ASC 815	0	0	.00	.00	0	(3)	.00	(.01)
Gain on extinguishment of debt	0	0	.00	.00	0	11	.00	.02

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

Securities Transactions and Impairments

During the nine-month period ended September 30, 2010, we realized pretax investment losses of $55 million ($37 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of less than $1 million from securities sold or redeemed in the normal course of business.

During the nine-month period ended September 30, 2009, we realized total pretax investment losses of $987 million ($642 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment gains, net of losses, of $248 million ($161 million after-tax) from securities sold or redeemed, primarily resulting from bond swaps.

The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Perpetual securities	$0	$326	$41	$535
Corporate bonds	0	0	0	288
Collateralized debt obligations	0	35	0	148
Mortgage- and asset-backed securities	12	5	12	14
Equity securities	1	2	2	2
Total other-than-temporary impairment losses	$13	$368	$55	$987

Impact from ASC 810

Effective January 1, 2010, we adopted updated accounting guidance in ASC 810, “Consolidation,” which resulted in the consolidation of certain of the variable interest entities (VIEs) in which we have an investment. Upon consolidation, the beneficial interest in these VIEs was derecognized and the underlying collateral assets, fixed-maturity securities and perpetual securities, and corresponding foreign currency, interest rate and credit default swaps were recognized. The change in value of the swaps is recorded through current period earnings, and the change in value of the available-for-sale fixed-maturity and perpetual securities associated with these swaps is recorded through other comprehensive income. During the three-month period ended September 30, 2010, we realized pretax investment gains, net of losses, of $14 million ($9 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to our consolidated VIEs. During the nine-month period ended September 30, 2010, we realized pretax investment losses, net of gains, of $72 million ($46 million after-tax) from valuing these swaps.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Impact from ASC 815

For a description of items that would be included in the Impact from ASC 815, “Derivatives and Hedging,” see the Hedging Activities subsection of MD&A and Notes 4 and 7 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009.

Debt Extinguishment

We did not extinguish any debt during the first nine months of 2010. During the first nine months of 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% for the nine-month period ended September 30, 2010, compared with 34.2% for the same period in 2009.

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

Subject to the preceding assumptions, our objective for 2010 is to increase net earnings per diluted share by 9% to 12% over 2009. Within that range, we expect to increase net earnings by approximately 10% for the full year to $5.34 per diluted share before the effect of foreign currency. If the yen/dollar exchange rate averages 80 to 85 for the fourth quarter of 2010, we would expect full-year reported net earnings to be approximately $5.52 to $5.57 per diluted share. Using that same exchange rate assumption, we expect fourth quarter 2010 net earnings to be in the range of $1.31 to $1.36 per diluted share. The following table shows the likely results for 2010 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

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

(2) Actual 2009 weighted-average exchange rate

Our objective for 2011 is to increase net earnings per diluted share by 8% to 12% over 2010, excluding the effect of realized investment gains and losses, the impact from ASC 815, nonrecurring items, and foreign currency translation. If interest rates remain at historically low levels, earnings growth in 2011 would likely be at the low end of the range.

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

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the periods ended September 30.

Aflac Japan Summary of Operating Results
	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Premium income	$3,456	$3,054	$9,849	$8,967
Net investment income:
Yen-denominated investment income	419	379	1,212	1,107
Dollar-denominated investment income	205	189	598	566
Net investment income	624	568	1,810	1,673
Other income (loss)	5	8	31	30
Total operating revenues	4,085	3,630	11,690	10,670
Benefits and claims	2,434	2,175	6,939	6,469
Operating expenses:
Amortization of deferred policy acquisition costs	146	123	428	369
Insurance commissions	279	262	814	785
Insurance and other expenses	360	345	1,024	961
Total operating expenses	785	730	2,266	2,115
Total benefits and expenses	3,219	2,905	9,205	8,584
Pretax operating earnings(1)	$866	$725	$2,485	$2,086

Weighted-average yen/dollar exchange rate	85.74	93.56	89.33	94.79

	In Dollars				In Yen
Percentage change over previous period:	Three Months		Nine Months		Three Months		Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Premium income	13.2%	18.9%	9.8%	15.4%	3.8%	3.4%	3.6%	3.4%
Net investment income	9.9	12.7	8.2	10.9	.8	(2.0)	2.1	(.6)
Total operating revenues	12.5	18.0	9.6	14.7	3.2	2.6	3.4	2.8
Pretax operating earnings(1)	19.5	28.7	19.1	23.4	9.5	11.8	12.3	10.6

(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 4.2% in the first nine months of 2010 and 3.0% for the same period of 2009 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at September 30, 2010, were 1.24 trillion yen, compared with 1.19 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.8 billion at September 30, 2010, compared with $13.2 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first nine months of 2010, compared with 34% for the same period of 2009. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 34% of Aflac Japan’s investment income during the first nine months of 2010. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

For the Periods Ended September 30,

	Including Foreign Currency Changes						Excluding Foreign Currency Changes(2)
	Three Months			Nine Months			Three Months		Nine Months
	2010	2009		2010	2009		2010	2009	2010	2009
Net investment income	.8%	(2.0	) %	2.1%	(.6	) %	3.8%	2.9%	4.1%	3.3%
Total operating revenues	3.2	2.6		3.4	2.8		3.9	3.6	3.8	3.4
Pretax operating earnings(1)	9.5	11.8		12.3	10.6		12.5	16.7	14.3	13.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2010	2009	2010	2009
Benefits and claims	59.6%	59.9%	59.4%	60.6%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.4	3.7	3.5
Insurance commissions	6.8	7.2	7.0	7.4
Insurance and other expenses	8.8	9.5	8.6	9.0
Total operating expenses	19.2	20.1	19.3	19.9
Pretax operating earnings(1)	21.2	20.0	21.3	19.5

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, reflecting the impact of newer products and riders with lower loss ratios. We have also experienced favorable claim trends in our major product lines. We expect the improvement in the benefit ratio to continue. However, this improvement is partially offset by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. Due to improvement in the benefit ratio and the operating expense ratio, the pretax operating profit margin expanded in the three- and nine-month periods ended September 30, 2010.

Aflac Japan Sales

The following table presents Aflac Japan’s total new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2010	2009	2010	2009	2010	2009	2010	2009
Total new annualized premium sales	$403	$320	$1,105	$922	34.6	30.0	98.7	87.5
Increase (decrease) over comparable period in prior year	25.8%	22.4%	19.8%	15.4%	15.5%	6.5%	12.8%	3.7%

The following table details the contributions to total new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2010	2009	2010	2009
Medical	33%	36%	35%	34%
Cancer	21	27	22	31
Ordinary life	42	31	38	28
Rider MAX	1	2	1	3
Other	3	4	4	4
Total	100%	100%	100%	100%

Ordinary life again emerged as our number one insurance product category with product sales increasing 57.3% during the third quarter of 2010, compared with the same period a year ago. The increase in our ordinary life products was driven by a favorable consumer response to our child endowment product that we introduced at the end of first quarter 2009. The child endowment product is a popular means in Japan for saving for a child’s future education. We have successfully linked the marketing of our child endowment product to the new government subsidy that was first sent in June 2010 to families with children age 15 and younger. Child endowment product sales accounted for almost half of the ordinary life category sales in the third quarter of 2010. We believe that traditional life insurance products, like our child endowment plan, provide further opportunities for us to sell our third sector cancer and medical products.

Another solid contributor to third quarter ordinary life sales, particularly through the bank channel, was WAYS, a product that we first introduced in early 2006. This unique hybrid product starts out as a whole life policy. When the policyholder reaches retirement age, usually 60 or 65, they can choose to convert a large part of their life benefit to a fixed annuity, medical coverage or nursing care benefits. Consumers find this product attractive because of the various options and the future flexibility it affords. As our banking distribution system becomes a greater contributor to our top-line growth, we expect sales of this innovative product to grow substantially.

Medical insurance sales increased 3.9% during the third quarter of 2010, compared with the same period a year ago. The slowing of medical sales in the third quarter reflected a difficult comparison to the same period a year ago, which benefited from the introduction of a new version of EVER. With continued cost pressure on

Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

In June 2010, we introduced a revision to Gentle EVER, our non-standard medical product. This new product offers more benefits than the original non-standard medical product that we rolled out in 2007. We believe it will continue to meet the needs of certain consumers who cannot qualify for our base EVER plan.

Cancer insurance sales were impacted by our focus on our other products and declined 9.3% during the third quarter of 2010, compared with the same period in 2009. Despite this decrease, we are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio. In June 2010, we introduced a product called Corsage, which is a female-specific rider to our cancer insurance product. In Japan, young women are more likely to suffer from cancer than young men. Corsage provides surgery benefits that address the high cost of treating female-specific cancers. As the number one provider of cancer insurance in Japan, we believe this new product will get consumers’ attention, further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to cancer-related costs.

The sales of our supplemental health insurance products through the bank channel increased 170.7% during the third quarter of 2010, compared with the same period in 2009. At September 30, 2010, we had agreements with 360 banks, approximately 90% of the total number of banks in Japan, to sell our products. We continue to have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. During the third quarter of 2010, we recruited approximately 1,100 new sales agencies. At September 30, 2010, Aflac Japan was represented by more than 19,900 sales agencies, or more than 114,100 licensed sales associates employed by those agencies.

We believe that there is still a strong need for our products in Japan. We are ahead of our annual sales objective for 2010 for total new annualized premium sales to be flat to up 5% in Japan, however the fourth quarter will be more challenging in terms of sales comparisons to prior year. Overall, we remain confident that Aflac Japan will exceed its sales objective for the year.

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

The following table presents the results of Aflac Japan’s investment activities for the periods ended September 30.

	Three Months		Nine Months
	2010	2009	2010	2009
New money yield - yen only	2.14%	2.77%	2.41%	3.07%
New money yield - blended	2.45	2.89	2.65	3.30
Return on average invested assets, net of investment expenses	3.44	3.64	3.52	3.68

The decrease in the Japan new money yield reflects a low level of interest rates and tightening credit spreads. At September 30, 2010, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.64%, compared with 3.80% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

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

Japan Post reform legislation was introduced earlier this year in the Japanese Diet session, but the session ended before the legislation could be passed. The Diet reconvened in October 2010, but given that the ruling coalition no longer controls a majority in the Diet’s upper house following its defeat in the July 2010 election, it is unclear whether the postal reform legislation will be passed in the fall 2010 Diet session. Regardless, we believe that the Diet debate on postal reform is unlikely to change Aflac Japan’s relationship with the post office company.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S for the periods ended September 30.

Aflac U.S. Summary of Operating Results

	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Premium income	$1,150	$1,110	$3,438	$3,307
Net investment income	138	123	404	375
Other income	2	3	9	7
Total operating revenues	1,290	1,236	3,851	3,689
Benefits and claims	668	642	1,904	1,882
Operating expenses:
Amortization of deferred policy acquisition costs	96	93	324	323
Insurance commissions	133	126	399	373
Insurance and other expenses	165	159	525	494
Total operating expenses	394	378	1,248	1,190
Total benefits and expenses	1,062	1,020	3,152	3,072
Pretax operating earnings(1)	$228	$216	$699	$617

	Three Months		Nine Months
Percentage change over previous period:	2010	2009	2010	2009
Premium income	3.6%	3.0%	4.0%	3.6%
Net investment income	11.9	(4.4)	7.8	(.4)
Total operating revenues	4.4	2.2	4.4	3.2
Pretax operating earnings(1)	5.8	5.7	13.3	5.6

(1) See the Insurance Operations section of MD&A for our defintion of segment operating earnings.

Annualized premiums in force increased 2.6% in the first nine months of 2010 and 2.0% for the same period of 2009. Annualized premiums in force at September 30, 2010, were $4.9 billion, compared with $4.8 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2010	2009	2010	2009
Benefits and claims	51.8%	51.9%	49.4%	51.0%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.5	8.4	8.8
Insurance commissions	10.3	10.2	10.4	10.1
Insurance and other expenses	12.7	12.9	13.6	13.4

Total operating expenses	30.5	30.6	32.4	32.3
Pretax operating earnings(1)	17.7	17.5	18.2	16.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The pretax operating profit margin improved during the first nine months of 2010, compared with the same period a year ago, due to improvement in the benefit ratio.

Aflac U.S. Sales

Weak economic conditions continued to challenge Aflac’s sales results in the United States. The following table presents Aflac’s U.S. total new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2010	2009	2010		2009
Total new annualized premium sales	$324	$342	$973		$1,034
Increase (decrease) over comparable period in prior year	(5.3) %	(7.2) %	(5.9	) %	(6.4) %

The following table details the contributions to total new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2010	2009	2010	2009

Accident/disability	48%	49%	48%	48%
Cancer	16	17	16	17
Hospital indemnity	17	17	18	17
Life	6	7	6	7
Fixed-benefit dental	5	5	5	5
Other	8	5	7	6
Total	100%	100%	100%	100%

Total new annualized premium sales for accident/disability insurance, our leading product category, decreased 7.8%, cancer insurance sales decreased 11.5%, and our hospital indemnity insurance sales decreased 2.0% in the third quarter of 2010, compared with the same period a year ago.

One aspect of our U.S. sales strategy is our focus on growing and enhancing the effectiveness of our U.S. sales force. We recruited more than 5,400 new sales associates in the third quarter of 2010, resulting in more than 71,000 licensed sales associates at September 30, 2010. Recruiting was weak in the third quarter, compared with a year ago, showing a continuation of the trend from the first half of the year. To improve our recruiting results in the fourth quarter of this year and beyond, we have shifted the bonus structure for our state and regional coordinators from one that was based entirely on sales results to a structure that incorporates a people development component. We have also initiated a national recruiting contest that incentivizes producer recruitment. In addition, we have been rolling out a recruiting workshop that focuses on improving coordinator productivity by emphasizing sourcing recruiting candidates, interviewing, and contract acceptance.

In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. In 2009, we implemented our new Aflac for BrokersSM initiative. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we believe we can establish relationships that will complement our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. More than 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

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

Broker sales increased 34.9% in the third quarter of 2010, compared with the same period a year ago. On a proforma basis including CAIC’s sales results in the third quarter of 2009, broker sales rose 7.2%. The group product platform that we obtained through the purchase of CAIC enables us to give brokers the type of products they know and prefer. At the same time, we expect group products to enhance sales opportunities for our traditional sales force of individual associates.

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

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment activities for the periods ended September 30.

	Three Months		Nine Months
	2010	2009	2010	2009
New money yield	5.69%	7.36%	5.89%	7.74%
Return on average invested assets, net of investment expenses	6.25	6.57	6.32	6.72

The decrease in the U.S. new money yield reflects a low level of interest rates and tightening credit spreads. At September 30, 2010, the portfolio yield on Aflac’s U.S. portfolio was 6.96%, compared with 7.20% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

U.S. Economy

Operating in the U.S. economy continues to be challenging. The weak economic environment has likely had an impact on some of our policyholders, potential customers and sales associates. Consumer confidence declined even further in the third quarter. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness, and both small-business owners and their workers are anxious about the future. Workers at small businesses are holding back on increasing their spending for voluntary insurance products. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

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

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the “Federal Reserve Board of Governors”), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit the ability of such a company to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. Despite the lack of regulations to implement this law, we believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2010, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2009.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	83.82		92.10
Investments and cash	$85,585	$6,055	$79,530
Deferred policy acquisition costs	9,418	601	8,817
Total assets	97,843	6,787	91,056
Policy liabilities	78,913	6,422	72,491
Total liabilities	86,710	6,774	79,936

(1)	The exchange rate at September 30, 2010, was 83.82 yen to one dollar, or 9.9% stronger than the December 31, 2009, exchange rate of 92.10.

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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2010	December 31, 2009	September 30, 2010		December 31, 2009
Securities available for sale, at fair value:
Fixed maturities	$ 37,870	$ 29,952	$ 8,990	(1)	$ 6,712	(1)
Perpetual securities	7,157	7,041	295		222
Equity securities	23	24	1		0
Total available for sale	45,050	37,017	9,286		6,934
Securities held to maturity, at amortized cost:
Fixed maturities	28,562	26,487	0		200
Total held to maturity	28,562	26,487	0		200
Total investment securities	$ 73,612	$ 63,504	$ 9,286		$ 7,134

(1) Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $128 in 2010 and $117 in 2009.

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

Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. This foreign currency effect is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income. When the yen strengthens against the dollar, shareholders’ equity is negatively impacted and, conversely, when the yen weakens against the dollar, shareholders’ equity is positively impacted. Aflac Japan invests a portion of its assets in reverse-dual currency securities to provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 45 before the yield on these instruments would equal that of a comparable yen-denominated instrument.

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

(In millions)	September 30, 2010				December 31, 2009
Yen/dollar exchange rates	68.82	83.82	(1)	98.82	77.10	92.10	(1)	107.10
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$34,215	$28,090		$23,828	$31,373	$26,263		$22,585
Fixed maturities - consolidated variable interest entities	3,583	2,941		2,495	0	0		0
Perpetual securities	6,884	5,651		4,794	8,350	6,990		6,011
Perpetual securities - consolidated variable interest entities	1,621	1,331		1,129	0	0		0
Equity securities	22	18		16	23	19		17
Securities held to maturity:
Fixed maturities	34,061	27,965		23,721	31,640	26,487		22,777
Fixed maturities - consolidated variable interest entities	727	597		506	0	0		0
Cash and cash equivalents	782	642		545	1,088	911		783
Other financial instruments	140	115		98	111	93		80
Subtotal	82,035	67,350		57,132	72,585	60,763		52,253
Liabilities:
Notes payable	1,236	1,014		861	1,616	1,353		1,163
Japanese policyholder protection corporation	127	104		89	153	128		110
Subtotal	1,363	1,118		950	1,769	1,481		1,273
Net yen-denominated financial instruments	80,672	66,232		56,182	70,816	59,282		50,980
Other yen-denominated assets	9,916	8,145		6,905	8,630	7,225		6,213
Other yen-denominated liabilities	90,417	74,237		62,968	77,327	64,733		55,667
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$171	$140		$119	$2,119	$1,774		$1,526

(1)	Actual period-end exchange rate

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2010, and December 31, 2009, would be as follows:

(In millions)	September 30, 2010	December 31, 2009
Effect on yen-denominated debt and perpetual securities	$(7,534)	$(6,404)
Effect on dollar-denominated debt and perpetual securities	(2,076)	(974)
Effect on total debt and perpetual securities	$(9,610)	$(7,378)

There are various factors that affect the fair value of our investment in debt and perpetual securities. Included in those factors are changes in the prevailing interest rate environment. Changes in the interest rate environment directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt and perpetual securities while increases in market yields generally have a negative impact on the fair value of debt and perpetual securities. However, we do not expect to realize a majority of any unrealized gains or losses because we have the intent and ability to hold such securities until a recovery of value, which may be maturity. For additional information on unrealized losses on debt and perpetual securities, see Note 3 of the Notes to the Consolidated Financial Statements.

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

Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2010	Twelve Months Ended December 31, 2009	Nine Months Ended September 30, 2009

AAA	.8%	7.6%	9.1%
AA	58.7	58.9	61.3
A	28.2	31.4	26.8
BBB	12.3	2.1	2.8

Total	100.0%	100.0%	100.0%

We did not purchase any perpetual securities during the periods presented in the table above.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition by Credit Rating

	September 30, 2010		December 31, 2009

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	3.6%	3.8%	3.3%	3.4%
AA	34.6	36.0	34.6	35.8
A	37.2	37.7	39.6	39.8
BBB	17.9	17.6	15.6	15.2
BB or lower	6.7	4.9	6.9	5.8
Total	100.0%	100.0%	100.0%	100.0%

At September 30, 2010, we had $1.1 billion, at amortized cost, of available-for-sale fixed-maturity investments in Greek financial institutions. During the second quarter of 2010, the Greek financial institutions, which comprise Lower Tier II investments, were downgraded to below investment grade. While these financial institutions have significant investments in Greek Government Bonds (GGBs), we believe that these institutions will be solvent even if there were a future restructuring of GGBs and that they will have the ability to meet their obligations to us. In addition, we have the intent to hold these investments to recovery in value. As a result, we have not recognized an other-than-temporary impairment for these investments as of September 30, 2010. See Note 3 of the Notes to the Consolidated Financial Statements for more information on these investments.

As of September 30, 2010, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt as of September 30, 2010, and December 31, 2009. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	September 30, 2010		December 31, 2009
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$64,613	78.6%	$54,971	76.5%
Subordinated securities:
Fixed maturities
(stated maturity date):
Lower Tier II	8,770	10.7	7,944	11.1
Upper Tier II	15	.0	178	.2
Tier I(1)	604	.7	754	1.0
Surplus notes	336	.4	336	.5
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	52	.1	52	.1
Total fixed maturities	9,862	12.0	9,349	13.0
Perpetual securities
(economic maturity date):
Upper Tier II	5,257	6.4	5,200	7.2
Tier I	2,480	3.0	2,354	3.3
Total perpetual securities	7,737	9.4	7,554	10.5
Total debt and perpetual securities	$82,212	100.0%	$71,874	100.0%

(1)	Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, our largest investment industry sector concentration (banks and financial institutions), and our investment exposure to certain Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of September 30, 2010, were as follows:

Largest Global Investment Positions
	Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Government of Japan(1)	$14,902	18.1%	Senior	Aa2	AA	AA-
Israel Electric Corp.	966	1.2	Senior	Baa2	BBB	-
Republic of Tunisia	910	1.1	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	804	1.0
HSBC Finance Corporation (formerly Household Finance)	622.8		Senior	A3	A	AA-
Republic New York Corp	11.0		LTII	A2	A+	AA-
HSBC Holdings PLC	15.0		UTII	A1	A	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	40.1		UTII	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd	80.1		UTII	Aa3	-	-
HSBC Holdings PLC (HSBC Capital Funding LP)	36.0		Tier I	A3	A-	A+
Republic of South Africa	730.9		Senior	A3	BBB+	BBB+
Commerzbank AG	696.9
Commerzbank AG	457.6		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	184.2		LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust I)	55.1		Tier I	Baa3	CCC	B
Bank of America Corp.	634.8
Merrill Lynch & Co Inc	324.4		Senior	A2	A	A+
Merrill Lynch & Co Inc	12.0		LTII	A3	A-	A
Bank of America Corp (includes Fleet Financial Group Inc, Nationsbank Corporation)	280.4		LTII	A3	A-	A
Bank of America Corp (NB Capital Trust, Bankamerica Instit-A)	18.0		Tier I	Baa3	BB	BBB-
Mizuho Financial Group Inc.	619.8
Mizuho Bank, Mizuho Finance Cayman & Aruba	619.8		UTII	A2	A-	-
UniCredit SpA	601.7
Unicredito Bank Austria	11.0		LTII	Aa3	AA+	-
Hypovereinsbank (Unicredit Bank AG)	239.3		LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & VI)	351.4		Tier I	Baa3	BBB	BBB
Commonwealth Bank of Australia	585.7
Commonwealth Bank of Australia	239.3		LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	239.3		UTII	-	A+	-
Bankwest	107.1		UTII	Aa2	AA-	-
Bank of Tokyo-Mitsubishi UFJ Ltd.	537.7
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	537.7		LTII	Aa3	A	A-
BNP Paribas	537.7
BNP Paribas	119.1		Senior	Aa2	AA	AA-
Fortis Bank SA-NV	299.4		UTII	A3	A	A-
Fortis Luxembourg Finance SA	119.2		UTII	Baa2	A	A-
Erste Group Bank AG	512.6
Erste Group Bank	119.1		LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	393.5		Tier I	Ba2	-	BBB-
Investcorp SA	491.6
Investcorp Capital Limited	491.6		Senior	Ba2	-	BB+
National Grid PLC	478.6
National Grid Gas PLC	239.3		Senior	A3	A-	A
National Grid Electricity Transmission PLC	239.3		Senior	A3	A-	A
Telecom Italia SpA	477.6
Telecom Italia Finance SA	477.6		Senior	Baa2	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	477.6
Sumitomo Mitsui Banking Corporation	119.2		LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	358.4		UTII	A1	A-	-
JP Morgan Chase & Co. (including Bear Stearns)	475.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	418.5		Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	29.1		Senior	Aa1	AA-	-
JP Morgan Chase & Co. (Bank One Corp.)	17.0		LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11.0		LTII	Aa2	A+	A+
Citigroup Inc.	470.6
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	469.6		Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1.0		LTII	Baa1	A-	A
Barclays Bank PLC	465.6
Barclays Bank PLC	179.2		LTII	Baa1	A	A+
Barclays Bank PLC	239.3		UTII	Baa2	A-	A
Barclays Bank PLC	47.1		Tier I	Baa3	A-	A
Total	$26,366	32.4%

Total debt and perpetual securities	$82,212	100.0%

(1)	JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Included in our largest global investment holdings are legacy positions that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have generally limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guideline was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2010		December 31, 2009
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$ 28,901	$ 31,136	$ 20,649	$ 21,087
Perpetual securities	235	270	116	122
Equity securities	14	15	14	15
Total publicly issued	29,150	31,421	20,779	21,224
Privately issued securities:
Fixed maturities	45,574	43,848	43,671	41,522
Perpetual securities	7,502	7,182	7,438	7,141
Equity securities	9	9	8	9
Total privately issued	53,085	51,039	51,117	48,672
Total investment securities	$ 82,235	$ 82,460	$ 71,896	$ 69,896

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2010	December 31, 2009
Privately issued securities as a percentage of total debt and perpetual securities	64.6%	71.1%
Privately issued securities held by Aflac Japan	$ 50,127	$ 48,639
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	61.0%	67.7%

Reverse-Dual Currency Securities (1)
(Amortized cost, in millions)	September 30, 2010	December 31, 2009
Privately issued reverse-dual currency securities	$ 12,550	$ 14,070
Publicly issued collateral structured as reverse-dual currency securities (2)	2,804	0
Total reverse-dual currency securities	$ 15,354	$ 14,070

Reverse-dual currency securities as a percentage of total debt and perpetual securities	18.7%	19.6%

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

Below-Investment-Grade and Split-Rated Securities

Debt and perpetual securities classified as below investment grade at September 30, 2010 and December 31, 2009, were reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.7% of total debt and perpetual securities at September 30, 2010, compared with 6.9% of total debt and perpetual securities at December 31, 2009, at amortized cost. The below-investment-grade securities were as follows:

Below-Investment-Grade Securities

	September 30, 2010				December 31, 2009
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss
Investcorp Capital Limited	$491	$491	$331	$(160)	$452	$452	$223	$(229)
Irish Life and Permanent PLC (1)	441	224	177	(47)	402	204	197	(7)
Lloyds Banking Group PLC (Includes HBOS in 2009) (1)	440	363	415	52	896	597	612	15
EFG Eurobank Ergasias	406	404	153	(251)	*	*	*	*
UPM-Kymmene	370	370	250	(120)	337	337	224	(113)
Ford Motor Credit Company	358	358	360	2	326	326	302	(24)
NBG (National Bank of Greece)	358	358	132	(226)	*	*	*	*
Alpha Bank	358	358	130	(228)	*	*	*	*
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas) (1)	358	256	242	(14)	326	233	233	0
Swedbank (1)	346	291	299	8	152	117	119	2
CSAV (Tollo Shipping Co. S.A.)	286	286	136	(150)	261	261	135	(126)
Hella KG Hueck & Co.	262	262	188	(74)	239	238	148	(90)
Allied Irish Banks PLC	239	239	84	(155)	*	*	*	*
KBL European Private Bankers S.A. (Part of KBC Group NV) (1)	239	133	173	40	217	121	182	61
Aiful Corporation	179	179	81	(98)	175	175	74	(101)
BAWAG Capital Finance Jersey (1)	167	117	105	(12)	152	131	114	(17)
IKB Deutsche Industriebank AG	155	155	103	(52)	141	141	73	(68)
Hypo Vorarlberg Capital Finance (1)	131	105	92	(13)	*	*	*	*
Finance For Danish Industry (FIH)	119	119	104	(15)	109	109	81	(28)
Royal Bank of Scotland Group PLC (1)	58	19	46	27	329	134	132	(2)
Commerzbank (formerly Dresdner Bank AG) (Tier I only)	53	55	51	(4)	216	218	172	(46)
Macy’s Inc.	53	58	57	(1)	53	58	50	(8)
Countrywide Home Loans (2)	46	41	34	(7)	129	114	82	(32)
Takefuji Corporation	0	0	0	0	363	194	194	0
Terra (3)	**	**	**	**	129	114	95	(19)
Investkredit Funding II Ltd. (1)	0	0	0	0	76	46	46	0
Eirles Two Limited 310 A (3)	0	0	0	0	54	20	28	8
Various Other Issuers (below $50 million of par value) (4)	306	290	254	(36)	847	610	517	(93)
Total	$6,219	$5,531	$3,997	$(1,534)	$6,381	$4,950	$4,033	$(917)

*Investment grade at respective reporting date

**Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

(1) Perpetual security

(2) Collateralized mortgage obligation

(3) Collateralized debt obligation

(4) Includes 18 different issuers as of September 30, 2010 and December 31, 2009

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $1.8 billion and represented 2% of total debt and perpetual securities, at amortized cost, at September 30, 2010. The 10 largest split-rated securities as of September 30, 2010, were as follows:

Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Erste Group Bank(1)	$393	Investment Grade
SLM Corp.	388	Investment Grade
Dow Chemical (includes Rohm & Haas Company)	271	Investment Grade
Allied Irish Banks PLC	239	Below Investment Grade
Dexia Overseas Limited(1)	179	Investment Grade
Sparebanken Vest(1)	60	Investment Grade
Macy’s Inc.	58	Below Investment Grade
Commerzbank (formerly Dresdner Bank AG) (Tier I only)	55	Below Investment Grade
Mead Corp.	36	Investment Grade
Frontier North Inc	33	Investment Grade

(1) Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2010.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$48,119	$50,443	61.2%	$3,413	$1,089
Below-investment-grade securities	5,531	3,997	4.8	138	1,672
Held-to-maturity securities:
Investment-grade securities	28,562	27,996	34.0	743	1,309
Total	$82,212	$82,436	100.0%	$4,294	$4,070

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2010.

Aging of Unrealized Losses

	Total	Total	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$ 12,970	$ 1,089	$ 2,928	$ 71	$ 1,300	$ 116	$ 8,742	$ 902
Below- investment- grade securities	4,375	1,672	605	65	117	12	3,653	1,595
Held-to-maturity securities:
Investment-grade securities	16,861	1,309	3,762	127	1,109	93	11,990	1,089
Total	$ 34,206	$ 4,070	$ 7,295	$ 263	$ 2,526	$ 221	$ 24,385	$ 3,586

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2010.

Percentage Decline From Amortized Cost

	Total	Total	Less than 20%		20% to 50%		Greater than 50%
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$12,970	$1,089	$12,408	$939	$562	$150	$0	$0
Below- investment- grade securities	4,375	1,672	1,021	83	1,529	481	1,825	1,108
Held-to-maturity securities:
Investment-grade securities	16,861	1,309	16,264	1,099	597	210	0	0
Total	$34,206	$4,070	$29,693	$2,121	$2,688	$841	$1,825	$1,108

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2010.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
EFG Eurobank Ergasias	BB	$ 404	$ 153	$ (251)
Alpha Bank	BB	358	130	(228)
NBG (National Bank of Greece)	BB	358	132	(226)
Investcorp Capital Limited	BB	491	331	(160)
Allied Irish Banks PLC	BB	239	84	(155)
CSAV (Tollo Shipping Co. S.A.)	B	286	136	(150)
SLM Corp	BBB	388	244	(144)
UPM-Kymmene	BB	370	250	(120)
Aiful Corporation	CCC	179	81	(98)
Hella KG Hueck & Co.	BB	262	188	(74)

Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of September 30, 2010.

Cash and cash equivalents totaled $2.4 billion, or 2.8% of total investments and cash, as of September 30, 2010, compared with $2.3 billion, or 3.2%, at December 31, 2009. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3 and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2010	December 31, 2009	% Change

Aflac Japan	$ 6,683	$ 5,846	14.3	% (1)
Aflac U.S.	2,735	2,687	1.8
Total	$ 9,418	$ 8,533	10.4%

(1) Aflac Japan’s deferred policy acquisition costs increased 4.0% in yen during the nine months ended September 30, 2010.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by the strengthening of the yen against the U.S. dollar and total new annualized premium sales.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	September 30, 2010	December 31, 2009	% Change
Aflac Japan	$ 71,435	$ 62,055	15.1% (1)
Aflac U.S.	7,476	7,187	4.0
Other	2	3	0
Total	$ 78,913	$ 69,245	14.0%

(1) Aflac Japan’s policy liabilities increased 4.8% in yen during the nine months ended September 30, 2010.

The increase in Aflac Japan’s policy liabilities was primarily the result of the strengthening of the yen against the U.S. dollar and the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $3.0 billion at September 30, 2010, compared with $2.6 billion at December 31, 2009. In July 2010, we used existing cash to redeem 39.4 billion yen (approximately $470 million using the September 30, 2010, exchange rate) of our Samurai notes upon their maturity. In August 2010, we issued $450 million and $300 million in senior notes that are due in August 2040 and August 2015, respectively. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 22.2% as of September 30, 2010, compared with 22.3% at December 31, 2009. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

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

Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every one yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For hedge designation purposes, Aflac Japan yen-denominated net assets exceeded the Parent Company’s designated yen-denominated liabilities by 180.1 billion yen as of July 1, 2010, the date of hedge designation for the third quarter of 2010. As a result, our net investment hedge was effective during the nine-month period ended September 30, 2010, and therefore there was no impact on net earnings during that period. This yen net asset figure calculated for hedging purposes for the third quarter of 2010 differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs on January 1, 2010, required that we remove our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2010	December 31, 2009
Aflac Japan yen-denominated net assets	$3,275	$2,736
Parent Company yen-denominated net liabilities	(1,007)	(962)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,268	$1,774

At the beginning of the third quarter of 2009 when we performed our hedge designations, our yen net asset position in Aflac Japan exceeded our total yen-denominated liabilities; therefore, all of these liabilities were designated as a hedge of our net investment in Aflac Japan, resulting in no impact on net earnings during the third quarter of 2009.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from changes in interest rates and foreign currency exchange rates, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. While an immaterial amount of ineffectiveness was recorded during the first nine months of 2010, these hedging relationships were effective during the nine-month period ended September 30, 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings. This hedge was effective during the nine-month periods ended September 30, 2010, and 2009; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2009, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30:

Liquidity Provided by Aflac to Parent Company

(In millions)	2010	2009
Dividends declared or paid by Aflac	$370	$464
Management fees paid by Aflac	149	81

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common shares and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. We issued $450 million and $300 million of senior notes in August 2010, $400 million of senior notes in December 2009, and $850 million of senior notes in May 2009, under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.2 billion, using the September 30, 2010, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

(In millions)	2010	2009
Operating activities	$ 4,869	$ 4,403
Investing activities	(5,080)	(3,887)
Financing activities	266	346
Exchange effect on cash and cash equivalents	56	1
Net change in cash and cash equivalents	$ 111	$ 863

Operating Activities

The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2010	2009
Aflac Japan	$4,297	$3,678
Aflac U.S. and other operations	572	725
Total	$4,869	$4,403

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2010	2009
Aflac Japan	$ (4,067)	$ (3,945)
Aflac U.S. and other operations	(1,013)	58
Total	$ (5,080)	$ (3,887)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 5% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the nine-month period ended September 30, 2010, compared with 10% during the same period a year ago. The decrease in dispositions before maturity was due primarily to a bond-swap program that we executed in 2009 to generate investment gains to take advantage of tax loss carryforwards.

Financing Activities

Consolidated cash provided by financing activities was $266 million in the first nine months of 2010, compared with $346 million for the same period of 2009. Cash returned to shareholders through dividends was $395 million during the first nine months of 2010, compared with $393 million for the same period a year ago.

In July 2010, we used existing cash to redeem 39.4 billion yen (approximately $470 million using the September 30, 2010, exchange rate) of our Samurai notes upon their maturity. In August 2010, we issued $450 million and $300 million in senior notes that are due in August 2040 and August 2015, respectively.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at September 30, 2010.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2010	2009
Treasury stock purchases	$5	$4

Number of shares purchased	98	141

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2010	2009
Stock issued from treasury	$39	$6

Number of shares issued	1,672	610

During the first nine months of 2010, we did not repurchase shares of our common stock in the open market. As of September 30, 2010, a remaining balance of 32.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 32.4 million shares available for purchase were comprised of 2.4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares from a board authorization in 2008. It is increasingly likely that we will resume our share repurchase activities within the fourth quarter; however, we will closely monitor global financial markets and our capital position as we resume this program.

Cash dividends paid to shareholders were $.28 per share in the third quarter of 2010 and 2009. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2010	2009
Dividends paid in cash	$395	$393
Dividends declared but not paid	139	(131)(1)
Total dividends to shareholders	$534	$262

(1)	Dividends paid in the first quarter of 2009 were recognized in the fourth quarter of 2008, the period in which they were declared.

In August 2010, the board of directors declared the fourth quarter cash dividend of $.30 per share. The dividend is payable on December 1, 2010, to shareholders of record at the close of business on November 17, 2010.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio exceeded 580% as of September 30, 2010. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. As of September 30, 2010, Aflac’s total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by approximately $2.2 billion and $2.8 billion, respectively.

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

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2010	2009
Aflac Japan management fees paid to Parent Company	$23	$20
Expenses allocated to Aflac Japan	25	28
Aflac Japan profit remittances to Aflac U.S. in dollars	317	0

Aflac Japan profit remittances to Aflac U.S. in yen	28.7	0

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by Congress. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next several years. These changes are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Federal Reserve Board of Governors (including capital requirements, leverage limits, liquidity requirements and examinations). The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

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

For additional risk factors, please refer to Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2010, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	2,621	$0	0	32,370,254
August 1 - August 31	0	0	0	32,370,254
September 1 - September 30	0	0	0	32,370,254

Total	2,621 (2)	$0	0	32,370,254 (1)

(1)

The total remaining shares available for purchase at September 30, 2010, consisted of: (1) 2,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

(2)	During the third quarter of 2010, 2,621 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).
4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).
10.0	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.12	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).

10.27	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010.
10.28	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.29	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.30	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.31	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.32	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.33	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.34	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.35	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.36	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.37	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.38	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 5, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 5, 2010, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 5, 2010, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.[1]
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

[1]

Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 5, 2010	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer,
Treasurer and Director

November 5, 2010	/s/ Ralph A. Rogers, Jr.
(Ralph A. Rogers, Jr.) Senior Vice
President, Financial Services;
Chief Accounting Officer