Form 10-K
period 2010-12-31
AFLAC INC
filed 2011-02-25
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, was $19,757,078,472.

The number of shares of the registrant’s common stock outstanding at February 17, 2011, with $.10 par value, was 470,207,182.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 2, 2011, is incorporated by reference into Part III hereof.

Aflac Incorporated

Annual Report on Form 10-K

For the Year Ended December 31, 2010

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

General Description

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is supplemental health and life insurance, which is marketed and administered through its subsidiary, American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), referred to as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

We believe Aflac is the world’s leading underwriter of individually issued policies marketed at worksites. We offer voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including loss-of-income products (life and short-term disability plans) and products designed to protect individuals from depletion of assets (hospital indemnity, fixed-benefit dental, vision care, accident, cancer, critical illness/ critical care, and hospital intensive care plans).

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company’s total revenues in 2010, 73% in 2009 and 72% in 2008. The percentage of the Company’s total assets attributable to Aflac Japan was 86% at December 31, 2010, and 85% at December 31, 2009. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements in this report.

Results of Operations

For information on our results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Foreign Currency Translation

For information regarding the effect of currency fluctuations on our business, see the Foreign Currency Translation and Market Risks of Financial Instruments – Currency Risk subsections of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Insurance Premiums

The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $18.1 billion in 2010, $16.6 billion in 2009, and $14.9 billion in 2008. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2010	2009	2008
Annualized premiums in force, beginning of year	$17,990	$17,550	$14,370
New sales, including conversions	2,935	2,763	2,666
Change in unprocessed new sales	(73)	(92)	(100)
Premiums lapsed and surrendered	(2,226)	(2,207)	(1,969)
Other	15	120	32
Foreign currency translation adjustment	1,739	(144)	2,551

Annualized premiums in force, end of year	$20,380	$17,990	$17,550

Insurance – Japan

We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2010	2009	2008	2010	2009	2008
Annualized premiums in force, beginning of year	$13,034	$12,761	$9,860	1,200	1,162	1,126
New sales, including conversions	1,554	1,310	1,115	136	122	115
Change in unprocessed new sales	(73)	(92)	(100)	(6)	(9)	(10)
Premiums lapsed and surrendered	(766)	(737)	(593)	(67)	(69)	(61)
Other	(80)	(64)	(72)	(7)	(6)	(8)
Foreign currency translation adjustment	1,739	(144)	2,551	0	0	0

Annualized premiums in force, end of year	$15,408	$13,034	$12,761	1,256	1,200	1,162

For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan subsection of MD&A in this report.

Insurance – U.S.

The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2010	2009	2008
Annualized premiums in force, beginning of year	$4,956	$4,789	$4,510
New sales, including conversions	1,382	1,453	1,551
Premiums lapsed	(1,460)	(1,471)	(1,376)
Other	95	185	104

Annualized premiums in force, end of year	$4,973	$4,956	$4,789

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

Aflac Japan’s product portfolio has expanded beyond traditional health-related products to include more life products. Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans, such as our WAYS product, have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. In 2009, we introduced a new child endowment product, which offers a death benefit until the child reaches age 18. It also pays a lump-sum benefit at the time of the child’s entry into high school, as well as an educational annuity for each of the four years during his or her college education. We linked the marketing of our child endowment product to a new government subsidy that was first paid in June 2010 to families with children age 15 and younger. We believe that traditional life insurance products, like our child endowment plan, provide further opportunities for us to sell our third sector cancer and medical products.

Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings that appeal to specific types of Japanese consumers. In August 2009, we introduced a new generation of our popular EVER product, the most notable changes being an enhanced surgical benefit and gender-specific premium rates. We believe that there is an attractive market for this type of medical product in Japan. In June 2010, we introduced a revision to Gentle EVER, our non-standard medical product. This new product offers more benefits than the original non-standard medical product that we began offering in 2007, and we believe it will continue to meet the needs of certain consumers who cannot qualify for our base EVER plan. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. Our Cancer Forte product offers additional benefits, including payment of outpatient benefits for 60 days (compared with 30 days for previous plans), payment of an annuity from the second year through the fifth year after initial diagnosis of cancer, and “Premier Support,” where Aflac arranges for a third party to provide policyholders with counseling and doctor referral services upon their cancer diagnosis. For consumers who had the earlier cancer insurance product, we introduced a special bridge policy in 2008 that allows existing policyholders to upgrade their coverage to that of Cancer Forte.

In June 2010, we introduced a product called Corsage, which is a female-specific rider to our cancer insurance product. In Japan, young women are more likely to suffer from cancer than young men. Corsage provides surgery benefits that address the high cost of treating female-specific cancers. As the number one provider of cancer insurance in Japan, we believe this new product will further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to cancer-related costs.

We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan subsection of MD&A in this report.

Insurance Products – U.S.

We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Most of our U.S. policies are individually underwritten and marketed through independent agents. Additionally, we started to market and administer group insurance products in 2009.

Our individually issued policies are portable and pay regardless of other insurance. Benefits are paid in cash directly to policyholders; therefore, they have the opportunity to use this cash to help with expenses of their choosing. Our individually issued health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 70 for short-term disability policies). We cannot cancel guaranteed-renewable coverage, but we can increase premium rates on existing policies on a uniform, nondiscriminatory basis by class of policy in response to adverse experience. Any premium rate increases are subject to state regulatory approval. We have had minimal rate increase activity in the last five years.

Our group insurance policies are underwritten on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract.

Aflac U.S. offers short-term disability benefits on both an individual and group basis. Short-term disability policies provide disability benefits with a variety of elimination and benefit period options. The longest such benefit period offered is two years.

Aflac U.S. offers term and whole-life coverage sold through payroll deduction at the worksite on both an individual and group basis and various term and whole-life individual policies on a direct basis.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products provide fixed daily benefits for hospitalization due to accident or sickness. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available. Our sickness indemnity plan provides a fixed daily benefit for hospitalization due to sickness and fixed amounts for physician services for accident or sickness. This plan is offered on an individually underwritten basis.

Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. These policies provide various levels of benefits for dental procedures, including checkups and cleanings. Plan features include fixed benefits without deductibles, network restrictions, or annual rate reviews.

Aflac U.S. also offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits.

Aflac U.S. offers accident coverage on both an individual and group basis. These policies are designed to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. In addition, other benefits such as short-term disability are available as riders.

Aflac U.S. offers cancer coverage on an individually underwritten basis. Our U.S. cancer plans are designed to provide insurance benefits for medical and nonmedical costs that are not covered by major medical insurance. Benefits include a first-occurrence benefit that pays an initial amount when internal cancer is first diagnosed; a fixed amount for each day an insured is hospitalized for cancer treatment; fixed amounts for radiation, chemotherapy and surgery; and a wellness benefit applicable toward certain diagnostic tests. Our Maximum Difference® individually issued cancer plan incorporates coverage for medical advances in cancer prevention, diagnosis, treatment and the many new ways cancer patients may now receive their care. Maximum Difference allows customization of coverage to fit varying needs and budgets.

Aflac U.S. offers critical illness/critical care policies on both an individual and group basis. Aflac U.S. offers critical illness plans, which pay lump-sum benefits for critical illnesses such as heart attack, stroke, or even cancer, on both a group and individual basis. These are available with lump sum amounts ranging between $5,000 and $100,000. Aflac U.S. also offers a critical care (formerly called specified health event) policy that pays a combination of lump-sum benefits and ongoing treatment benefits for critical illnesses (except cancer).

Aflac U.S. also offers individually issued hospital intensive care plans, which pay benefits for intensive care unit treatment in a hospital.

For additional information on Aflac’s U.S. products and composition of sales, see the Aflac U.S. subsection of MD&A in this report.

Distribution – Japan

The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 51% of new annualized premium sales in 2010 and 55% in both 2009 and 2008. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites. Affiliated corporate agencies contributed 31% of new annualized premium sales in 2010, compared with 35% in 2009 and 36% in 2008. During 2010, we recruited approximately 4,800 new sales agencies. As of December 31, 2010, Aflac Japan was represented by more than 19,600 sales agencies, with more than 115,400 licensed sales associates employed by those agencies at such date. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2010, we had agreements with 364 banks, approximately 90% of the total number of banks in Japan, to sell our products. We have significantly more banks selling our third sector insurance products than any of our competitors. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our products. Banks contributed 15% of Aflac Japan new annualized premium sales in 2010, compared with 6% in 2009 and 3% in 2008.

We continue to reach consumers through our strategic marketing alliance with Dai-ichi Life Insurance Company (Dai-ichi Life). We believe our alliance has been one of the most successful partnerships in the insurance industry since it was first launched in 2001. Dai-ichi Life contributed 3% of Aflac Japan new annualized premium sales in 2010, compared with 4% in 2009 and 7% in 2008.

For additional information on Aflac Japan’s distribution, see the Aflac Japan subsection of MD&A in this report.

Distribution – U.S.

Our U.S. sales force comprises sales associates and brokers who are independent contractors licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Sales associates and brokers are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district, regional and state sales coordinators may also receive override commissions and incentive bonuses. Administrative personnel in Georgia, New York, Nebraska, and South Carolina handle policyholder service functions, including issuance of policies, premium collection, payment notices and claims.

We concentrate on marketing our insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, our policies have been individually underwritten with premiums generally paid by the employee. Additionally, Aflac’s individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With our brokerage sales expansion and the purchase of CAIC, now branded as Aflac Group Insurance, in 2009, we are now able to offer group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract. Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

During the past several years, we have enhanced and increased the size of our traditional distribution system. We recruited more than 22,100 new sales associates in 2010, resulting in more than 72,500 licensed sales associates at December 31, 2010. To enhance our recruiting results, we have amended the bonus structure for our state and regional coordinators from one that was based entirely on sales results to a structure that incorporates a people development component. We have also initiated a national recruiting contest that incentivizes producer recruitment. In addition, we provide a recruiting workshop that focuses on improving coordinator productivity by emphasizing candidate sourcing, interviewing, and contract acceptance. However, increasing our sales force means more than just recruiting people. We also focus on growing the number of average weekly producers, which measures high-quality, consistent, capable producers who make solid, consistent contributions to sales.

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

In 2009, we introduced Success Trax, which is a tool that benefits all levels of our sales force. At the sales associate level, this technology helps streamline information about their contacts, presentations, sales, referrals, and enrollments. At the sales coordinator level, it allows sales management to track the activities, progress, strengths, and weaknesses of those who report to them so they may proactively coach agents on their team and address any emerging issues or need for improvement.

Our Aflac for BrokersSM initiative was implemented in 2009. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we are developing relationships that will complement our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management was introduced in 2009 to deliver this initiative. More than 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers. Aflac Group Insurance equips us with a platform for offering voluntary group insurance products for distribution by insurance brokers at the worksite. Expanding our product portfolio with group products also greatly enhances the sales opportunities for our traditional sales force of individual associates.

For additional information on Aflac’s U.S. distribution, see the Aflac U.S. subsection of MD&A in this report.

Competition – Japan

In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest insurer in Japan in terms of individual policies in force. As of December 31, 2010, we exceeded 20 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2010. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2010. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution – Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers. Aflac Japan continued to be the number one seller of stand-alone medical insurance in the life insurance industry in terms of policy sales in 2010.

In addition to third sector products, Aflac Japan is showing steady progress in sales of life insurance products, such as our child endowment product and WAYS which are described in the Products section of this Form 10-K. The market for ordinary life products is highly competitive. Our current market share of ordinary life sales is relatively small; however, we will continue to pursue the development and marketing of specialty products that meet specific needs within the general life insurance market.

Competition – U.S.

We compete against several insurers on a national basis plus other insurers regionally. We believe our policies and premium rates, as well as the commissions paid to our sales associates, are competitive with those offered by other companies providing similar types of insurance. However, we believe our U.S. business is distinct from our competitors because of our product focus, distribution system, and brand awareness. For many of the other companies that sell voluntary supplemental insurance, it represents a secondary business. For us, it is our primary business. We also believe that our growing distribution system of independent sales associates and brokers expands our business opportunities, while our advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

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

Investments and Investment Results

Net investment income was $3.0 billion in 2010, $2.8 billion in 2009 and $2.6 billion in 2008. In each of these three years, net investment income benefited from the strengthening of the yen/dollar exchange rate. The growth rate however has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years.

Investments – Japan

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($78.4 billion in 2010 and $65.3 billion in 2009) as of December 31.

Composition of Portfolio by Sector

	2010	2009
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	34.9%	37.9%
Government and agencies	21.6	18.3
Municipalities	.8	.6
Public utilities	12.8	12.3
Collateralized debt obligations	.1	.5
Sovereign and supranational	7.7	8.1
Mortgage- and asset-backed securities	1.9	1.6
Other corporate(2)	18.9	19.7

Total debt and perpetual securities	98.7	99.0
Equity securities and other	.2	.1
Cash and cash equivalents	1.1	.9

Total investments and cash	100.0%	100.0%

(1)	Includes 9.3% and 10.8% of perpetual securities at December 31, 2010 and 2009, respectively.
(2)	Includes .4% of perpetual securities at December 31, 2010 and 2009.

Our highest sector concentration is in banks and financial institutions. Our investment discipline begins with a top-down approach. We first approve each country we invest in, and within those countries, we primarily invest in financial institutions that are strategically crucial to each country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 91% of Aflac Japan’s total debt and perpetual securities at December 31, 2010, compared with 94% at December 31, 2009, at amortized cost.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments at aggregate acquisition cost of approximately 790.4 billion yen in 2010 (approximately $9.1 billion), 955.6 billion yen in 2009 (approximately $10.1 billion), and 689.0 billion yen in 2008 (approximately $6.8 billion). During the three-year period ended December 31, 2010, there were no purchases of perpetual securities, and equity security purchases were immaterial. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2010	2009	2008
Debt security purchases, at cost:
Banks/financial institutions	8.5%	4.6%	25.5%
Government and agencies	55.1	49.3	13.8
Municipalities	2.5	3.3	.0
Public utilities	11.4	14.4	23.5
Collateralized debt obligations	.0	.0	4.7
Sovereign and supranational	5.8	11.2	.0
Mortgage- and asset-backed securities	2.3	1.9	6.1
Other corporate	14.4	15.3	26.4

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities. In 2009, a significant portion of the increased percentage of purchases of securities in the government and agencies sector was due to a bond-swap program that we executed to generate investment gains to take advantage of tax loss carryforwards.

The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2010	2009	2008
AAA	.8%	7.9%	9.1%
AA	68.9	62.9	41.1
A	18.5	28.5	41.9
BBB	11.8	.7	7.9

Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of attractive relative value that securities present while still meeting our investment policy guidelines for liquidity, safety and quality.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	3.1%	3.4%	3.2%	3.3%
AA	38.3	39.4	37.2	38.5
A	34.6	35.2	38.9	38.9
BBB	17.6	17.4	14.1	13.7
BB or lower	6.4	4.6	6.6	5.6

Total	100.0%	100.0%	100.0%	100.0%

Investments – U.S.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($9.1 billion in 2010 and $8.4 billion in 2009) as of December 31.

Composition of Portfolio by Sector

	2010	2009
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	23.6%	26.0%
Government and agencies	.2	2.0
Municipalities	8.3	4.9
Public utilities	16.0	12.5
Collateralized debt obligations	.0	2.4
Sovereign and supranational	2.0	2.0
Mortgage- and asset-backed securities	3.8	3.0
Other corporate	40.4	32.6

Total debt and perpetual securities	94.3	85.4
Cash and cash equivalents	5.7	14.6

Total investments and cash	100.0%	100.0%

(1)	Includes 2.6% and 2.8% of perpetual securities at December 31, 2010 and 2009, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.9 billion in 2010, $1.0 billion in 2009 and $1.1 billion in 2008. We purchased no perpetual or equity securities during the three-year period ended December 31, 2010. The following table presents the composition of debt security purchases by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2010	2009	2008
Debt security purchases, at cost:
Banks/financial institutions	4.2%	12.5%	15.6%
Municipalities	19.0	33.0	.0
Public utilities	21.6	10.1	23.9
Collateralized debt obligations	.0	.0	18.7
Sovereign and supranational	.6	.7	.0
Mortgage- and asset-backed securities	.0	3.0	13.3
Other corporate	54.6	40.7	28.5

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities.

The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2010	2009	2008
AAA	1.6%	4.9%	14.4%
AA	21.5	17.8	6.9
A	53.6	61.4	42.4
BBB	23.3	15.9	36.3

Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of attractive relative value that securities present while still meeting our investment policy guidelines for liquidity, safety and quality.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	5.2%	5.0%	4.2%	4.2%
AA	12.6	12.8	11.3	12.0
A	47.4	48.0	45.8	47.6
BBB	30.5	30.1	29.1	29.0
BB or lower	4.3	4.1	9.6	7.2

Total	100.0%	100.0%	100.0%	100.0%

For additional information on the composition of our investment portfolios and investment results, see the Analysis of Financial Condition section in MD&A and Notes 3 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation – Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan’s Financial Services Agency (FSA). Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held-to-maturity is different; policyholder protection corporation obligations are not accrued; premium income is recognized on a cash basis; and different consolidation criteria apply to variable interest entities. Reconciliations of the net assets of the Japan branch on a U.S. GAAP basis to net assets determined on a Japanese regulatory accounting basis as of December 31 were as follows:

(In millions)	2010	2009
Aflac Japan net assets on GAAP basis	$8,852	$6,728
Elimination of deferred policy acquisition cost asset	(6,964)	(5,846)
Adjustment to income tax liabilities	3,602	2,649
Adjustment to policy liabilities	(4,265)	(2,786)
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	1,886	1,571
Elimination of policyholder protection corporation liability	108	128
Reduction in premiums receivable	(97)	(90)
Difference in consolidation criteria for variable interest entities	41	0
Other, net	(815)	(438)

Aflac Japan net assets on Japanese regulatory accounting basis	$2,348	$1,916

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2010, Aflac Japan’s solvency margin ratio was 897.5%, which significantly exceeds regulatory minimums. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012) and requires the disclosure of the ratio as reference information for fiscal year-end 2010 (March 31, 2011). The FSA has stated that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. We do not expect our relative position within the industry to materially change.

A portion of Aflac Japan’s annual earnings, as determined on a Japanese regulatory accounting basis, may be repatriated each year to Aflac U.S. These repatriated profits represent a portion of Aflac Japan’s after-tax earnings reported to the FSA on a March 31 fiscal year basis. We may elect not to repatriate profits to Aflac U.S. or to repatriate a reduced amount to strengthen Aflac Japan’s solvency margin. In addition, the FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.

The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Corporation subsection of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see Regulation – U.S.). For additional information regarding Aflac Japan’s operations and regulations, see the Aflac Japan subsection of MD&A and Notes 2 and 12 of the Notes to the Consolidated Financial Statements in this report.

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

The levels are company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2010, based on year-end statutory accounting results, Aflac’s company action level RBC ratio was 555%.

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by Congress and signed into law by the President. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next several years and are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation as enacted.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Federal Reserve Board of Governors (including capital requirements, leverage limits, liquidity requirements and examinations). The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. subsection of MD&A and Notes 2 and 12 of the Notes to the Consolidated Financial Statements in this report.

Employees

As of December 31, 2010, Aflac Japan had 4,016 employees and Aflac U.S. had 3,903 employees. We consider our employee relations to be excellent.

Other Operations

Our other operations include the Parent Company and a printing subsidiary. These operations had 292 employees as of December 31, 2010. We consider our relations with these employees to be excellent. For additional information on our other operations, see the Other Operations subsection of MD&A.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE

Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac, until January 2007	59

Paul S. Amos II	President, Aflac, since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, until January 2007	35

Yuji Arai	Senior Vice President, Principal Financial Officer, Aflac Japan	48

Koji Ariyoshi	First Senior Vice President, Director of Marketing and Sales, Aflac Japan, since January 2010; Senior Vice President, Deputy Director of Marketing and Sales, until January 2010; Executive Director, AXA Life Insurance Company Ltd., until October 2008	57

Susan R. Blanck	Executive Vice President, Corporate Actuary, Aflac, since January 2011; First Senior Vice President, Aflac Japan, since June 2008; Senior Vice President, Corporate Actuary, Aflac, from January 2006 to January 2011; Senior Vice President, Deputy Corporate Actuary, Aflac, until January 2006	44

Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	63

Martin A. Durant III	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since June 2008; Senior Vice President, Corporate Finance, Aflac Incorporated, from July 2006 to June 2008; Senior Vice President, Treasurer and Chief Financial Officer, Carmike Cinemas, Inc., until March 2006	62

Thomas R. Giddens	Senior Vice President, Director of Sales, Aflac, since November 2010; Senior Vice President, Co-Director of U.S. Sales, Aflac, from May 2010 until November 2010; Southeast Territory Director, Aflac, until May 2010	56

June Howard	Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since March 2010; Chief Accounting Officer, Aflac Incorporated and Aflac, since November 2010; Treasurer, Aflac, since February 2011; Vice President, Financial Services, Aflac, from June 2009 until March 2010; Head of IFRS and U.S. GAAP for ING’s U.S. operations until June 2009	44

Jun Isonaka	Senior Vice President, Chief Administrative Officer, Aflac Japan, since January 2010; Senior Vice President, Deputy Chief Administrative Officer, Aflac Japan, since January 2009; Senior Vice President, Sales, Aflac Japan, from January 2007 until January 2009; Vice President, Contact Center, Aflac Japan, from January 2006 until January 2007; Vice President, Territory Director, Northeast Territory, Aflac Japan, until January 2006	53

Kenneth S. Janke Jr.	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since October 2010; Senior Vice President, Investor Relations, Aflac Incorporated, until October 2010	52

NAME	PRINCIPAL OCCUPATION(1)	AGE

W. Jeremy Jeffery	Senior Vice President, Chief Investment Officer, Aflac, since January 2007; Senior Vice President, Deputy Chief Investment Officer, Aflac, until January 2007	60

Charles D. Lake II	Chairman, Aflac Japan, since July 2008; Vice Chairman, Aflac Japan, until July 2008	49

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	57

Ralph A. Rogers Jr.	Senior Vice President, Financial Services, Aflac Incorporated and Aflac; Treasurer, Aflac, until February 2011; Chief Accounting Officer, Aflac Incorporated and Aflac, until November 2010	62

Audrey B. Tillman	Executive Vice President, Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Corporate Services, Aflac Incorporated, from October 2006 until January 2008; Senior Vice President, Director of Human Resources, Aflac Incorporated, until October 2006	46

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan, since July 2007; Deputy President, Aflac Japan, from February 2007 until July 2007; President and Representative Director, The Dai-ichi Kangyo Asset Management Co., Ltd., until February 2007	60

Teresa L. White	Executive Vice President, Chief Administrative Officer, Aflac, since March 2008; Senior Vice President, Deputy Chief Administrative Officer, Aflac, from March 2007 until March 2008; Senior Vice President, Sales Support and Administration, Aflac, until March 2007	44

Robin Y. Wilkey	Senior Vice President, Investor Relations, Aflac Incorporated, since October 2010; Vice President, Investor Relations, Aflac Incorporated, until October 2010	52

Hiroshi Yamauchi	First Senior Vice President, Planning, Government Affairs & Research, Customer Services Promotion, Legal, Risk Management, and Compliance Promotion, Aflac Japan, since January 2011; First Senior Vice President, Planning, Government Affairs & Research, Legal, Risk Management, and Compliance Promotion, Aflac Japan, until January 2011; First Senior Vice President, Chief Administrative Officer, Aflac Japan, until January 2010	59

(1)

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

Difficult conditions in global capital markets and the economy could have a material adverse effect on our investments, capital position, revenue, profitability, and liquidity and harm our business.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in the United States, Japan and elsewhere. Financial markets in the United States, Europe and Asia experienced extreme disruption during the latter part of 2008 and much of 2009. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, energy costs and geopolitical issues, among other factors, contributed to increased volatility and diminished expectations for the economy and the markets. These factors, combined with volatile commodity prices, declining business and consumer confidence, increased unemployment, and the impact of the economy on businesses, in particular, precipitated an economic slowdown and fears of a sustained recession.

The volatility and heightened perception of risk that plagued fixed income markets during this period have diminished somewhat, and liquidity is greatly improved in many sectors of the market. However, beginning in early 2010, risk of sovereign defaults or restructurings, combined with decreased valuations and liquidity for certain entities in the European banking sector, have negatively impacted securities issued by these entities. These developments may have an adverse effect on our capital position, in part because we hold in our investment portfolio a significant amount of fixed maturity and perpetual securities, including a large portion issued by banks and financial institutions. Our revenues may decline in such circumstances and our profit margins may erode.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as ours that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead our customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect our premium revenue, results of operations and financial condition. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the United States, Japan and other countries, which may have an adverse effect on us, in part because we are dependent upon customer behavior and spending. In addition, adverse conditions in the financial sector could result in lower sales through our bank distribution channel, as account executives refocus their discussions with customers toward the bank’s core business and away from supplemental insurance products in times of economic stress.

The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally, or on us specifically, is difficult to determine at this time.

In response to the financial crisis affecting the banking system and financial markets and concern about financial institutions’ viability, numerous regulatory and governmental actions have been taken or proposed. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. The European Central Bank has provided liquidity to its members in much the same way. Numerous financial institutions have received capital both in the form of emergency loans and direct Treasury equity investments. In addition, in February 2009, the U.S. Congress passed a $787 billion economic stimulus plan. The U.S. Federal Reserve has also engaged in several rounds of quantitative easing in the form of direct purchases of Treasury notes and bonds. The most recent was announced in November 2010 and is expected to continue through the second quarter of 2011. Within the United Kingdom and Eurozone, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken, including certain institutions that are obligors of the perpetual securities in our investment portfolio.

There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.

We are subject to the risk that the issuers, guarantors, or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including collateralized debt obligations (CDOs) and mortgage-backed securities, may default on principal and interest payments, causing an adverse change in cash flows from our investment portfolio. The credit rating agencies have been reviewing and modifying their rating criteria for perpetual securities. As a result, many of these securities have been downgraded and may experience further downgrades. We are not currently required to recognize losses on these securities as long as our intent remains not to sell them prior to their anticipated recovery in fair value. If we determine to reposition or realign portions of our investment portfolio so as not to hold certain securities in an unrealized loss position to recovery, we will incur a charge against net income for the unrealized loss in the period that the decision was made not to hold the security to recovery.

In addition to our credit exposure to various obligors and counterparties, we are also exposed to credit spreads, primarily relating to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of our fixed maturity investment portfolio and if issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairment charges. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility has made it difficult to value certain of our securities, such as our perpetual securities and our investments in CDOs and variable interest entities, as trading of such securities has become less frequent. As such, our valuations of such securities may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations and financial condition. Ongoing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. and global economy, including sovereign issuers, and rating agency downgrades of various structured products and financial issuers.

For more information regarding credit risk, see the Market Risks of Financial Instruments – Credit Risk subsection of MD&A in this Form 10-K.

The impairment of other financial institutions’ creditworthiness could adversely affect us.

We have exposure to and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and other institutions. Additionally, our highest concentration in our investment portfolio is in banks and financial institutions. Many of these transactions expose us to credit risk in the event of default of the obligor or the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the loan. Any losses or impairments to the carrying value of these assets may materially and adversely impact our business and results of operations. We have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2010, we had agreements with 364 banks to market Aflac’s products in Japan. In addition, in 2010, Dai-ichi Life sold approximately 97,000 of our cancer policies under a strategic alliance that we have with Dai-ichi. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.

We are subject to certain risks as a result of our investments in perpetual securities.

We maintain investments in perpetual securities, which have no stated maturity. As of December 31, 2010, we held $7.8 billion of perpetual securities, which represented 9.1% of our total debt and perpetual securities, at amortized cost. Our holdings of perpetual securities are in the following geographic areas: Europe, excluding the United Kingdom (71%); the United Kingdom (10%); Japan (14%); and others (5%).

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

Perpetual securities typically provide that the issuer is able to defer payment of interest on the securities for up to five years. The Upper Tier II securities that we own have cumulative deferrable payment provisions. However, the Tier I securities that we own do not have similar provisions. No assurance can be given that the issuers of these securities will not defer making interest payments.

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

The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.

The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as securities available for sale in our investment portfolio, which comprised $55.9 billion (63%) of our total cash and invested assets at December 31, 2010. In accordance with GAAP, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

At December 31, 2010, approximately 30%, 69% and 1% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively. Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

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

For further discussion on investment and derivative valuations, see Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements in this Form 10-K.

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

An investment in a fixed maturity or a perpetual security is impaired if its fair value falls below its book value. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, no impairment is taken. However, for our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record the decline or appreciation as an unrealized loss or gain in accumulated other comprehensive income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value and record a realized loss in our consolidated statements of earnings. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances, which includes but is not limited to the following:

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory, legislative and political environment

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	other factors as may become available from time to time

Another factor we consider in determining whether a decline in value is other than temporary is an evaluation of our intent and/or need to sell the investment prior to its anticipated recovery in fair value. We perform ongoing analyses of our liquidity needs, which include cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flows from operations have been substantial over the last three years, growing from $5.0 billion in 2008 to $6.2 billion in 2009 and to $7.0 billion in 2010.

Lack of availability of acceptable yen-denominated investments could adversely affect our profits.

We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2010, the average duration of Aflac Japan’s policy liabilities was approximately 14 years and the average duration of its yen-denominated debt and perpetual securities was approximately 12 years. The duration of the perpetual securities is based upon their economic maturity dates. Since the securities have no fixed maturity date, there is no assurance that the securities will be repaid on the dates assumed. When the principal of our debt securities or perpetual securities is repaid, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. Our net investment income has been negatively affected by the low level of investment yields in Japan in the last three years.

The concentration of our investment portfolios in any particular sector of the economy may have an adverse effect on our financial position or results of operations.

The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At December 31, 2010, approximately 34% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector.

Our concentration of business in Japan poses risks to our operations.

Our operations in Japan, including realized gains and losses on the Japan investment portfolio, accounted for 75%, 73% and 72% of our total revenues for 2010, 2009 and 2008, respectively. The Japanese operations accounted for 86% of our total assets at December 31, 2010, compared with 85% at December 31, 2009. The Bank of Japan’s January 2011 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economy still shows signs of moderate recovery, however the recovery pace has slowed; that the employment and income situation has been depressed, but seems to be easing; that exports have been weak, but are expected to increase moderately; and that private consumption is expected to pick up. The report projected that Japan’s economy is expected to gradually return to a moderate recovery path. A potential deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition.

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

For more information regarding foreign currency and interest rate risk, see the Currency Risk and Interest Rate Risk subsections within the Market Risks of Financial Instruments section in this Form 10-K.

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

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by Congress and signed into law by the President. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next several years and are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation as enacted. However, indirect consequences of the legislation and yet-to-be implemented regulations could potentially have an impact on our financial condition and results of operations.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve, including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

At the current time, it is not possible to predict with any degree of certainty whether any other proposed legislation or regulatory changes will be adopted or what impact, if any, these new laws, or any future regulation, will have on our U.S. business, financial condition, or results of operations.

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

In addition to financial strength ratings, various NRSROs also publish ratings on our debt. These ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets and potentially increasing the cost of debt.

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

Our business depends in large part on our technology systems for interacting with employers, policyholders and sales associates, and our business strategy involves providing customers with easy-to-use products to meet their needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). While we are in a continual state of upgrading and enhancing our business systems, changes are always challenging in a complex integrated environment. Our success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner.

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

The FASB and International Accounting Standards Board (IASB) have announced their commitment to achieving a single set of high-quality global accounting standards, and the SEC continues to encourage the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS) in order to narrow the differences between the two sets of standards. In 2010, the SEC announced a Work Plan, the results of which will aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this Work Plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In October 2010, the SEC issued its first progress report on the Work Plan, summarizing the objectives as well as the efforts and preliminary observations as of that time. In addition to considering the information obtained through execution of the Work Plan, the SEC will assess the progress on the FASB’s and IASB’s current convergence projects before deciding in 2011 on whether to incorporate IFRS into the U.S. financial reporting system, and if so, when and how. If the SEC determines in 2011 to incorporate IFRS into the U.S. financial reporting system, the first time that U.S. companies would report under such a system would be no earlier than 2015. For the insurance industry, key components of the convergence between U. S. GAAP and IFRS have yet to be clarified. The FASB and IASB are currently working on a joint insurance contracts project that will change the way insurance liabilities are determined and reported. The FASB has issued a discussion paper on the topic, and the IASB intends to issue a final standard in December 2011. We are monitoring these developments closely. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:

Quarterly Common Stock Prices

2010	High	Low
4th Quarter	$58.31	$50.89
3rd Quarter	53.88	41.55
2nd Quarter	56.56	39.91
1st Quarter	55.20	45.78

2009	High	Low
4th Quarter	$47.75	$39.82
3rd Quarter	44.07	28.17
2nd Quarter	37.73	17.25
1st Quarter	46.96	10.83

Holders

As of February 17, 2011, there were 86,688 holders of record of the Company’s common stock.

Dividends

	2010	2009
4th Quarter	$.30	$.28
3rd Quarter	.28	.28
2nd Quarter	.28	.28
1st Quarter	.28	.28

In February 2011, the board of directors declared the first quarter 2011 cash dividend of $.30 per share. The dividend is payable on March 1, 2011, to shareholders of record at the close of business on February 15, 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 12 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index

December 31,

	2005	2006	2007	2008	2009	2010
Aflac Incorporated	100.00	100.30	138.65	103.32	107.91	134.77
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Life & Health Insurance	100.00	116.51	129.33	66.84	77.25	96.76

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	52,450		$55.85	50,000	32,320,254
November 1 - November 30	1,360,000		55.21	1,360,000	30,960,254
December 1 - December 31	592,804		56.29	590,000	30,370,254

Total	2,005,254	(2)	$55.55	2,000,000	30,370,254	(1)

(1)

The total remaining shares available for purchase at December 31, 2010, consisted of: (1) 370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in February 2006 and (2) 30,000,000 shares related to a 30,000,000 share repurchase authorization by the board announced in January 2008.

(2)	During the fourth quarter of 2010, 5,254 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.	SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions, except for share and per-share amounts)	2010	2009	2008	2007	2006
Revenues:
Premiums, principally supplemental health insurance	$18,073	$16,621	$14,947	$12,973	$12,314
Net investment income	3,007	2,765	2,578	2,333	2,171
Realized investment gains (losses)	(422)	(1,212)	(1,007)	28	79
Other income	74	80	36	59	52

Total revenues	20,732	18,254	16,554	15,393	14,616

Benefits and expenses:
Benefits and claims	12,106	11,308	10,499	9,285	9,016
Expenses	5,041	4,711	4,141	3,609	3,336

Total benefits and expenses	17,147	16,019	14,640	12,894	12,352

Pretax earnings	3,585	2,235	1,914	2,499	2,264
Income taxes	1,241	738	660	865	781

Net earnings	$2,344	$1,497	$1,254	$1,634	$1,483

Share and Per-Share Amounts
Net earnings (basic)	$5.00	$3.21	$2.65	$3.35	$2.99
Net earnings (diluted)	4.95	3.19	2.62	3.31	2.95
Cash dividends paid	1.14	1.12	.96	.80	.55
Cash dividends declared	1.14	.84	1.24	.615	.735
Weighted-average common shares used for basic EPS (In thousands)	469,038	466,552	473,405	487,869	495,614
Weighted-average common shares used for diluted EPS (In thousands)	473,085	469,063	478,815	493,971	501,827

Supplemental Data

Yen/dollar exchange rate at year-end (yen)	81.49	92.10	91.03	114.15	119.11
Weighted-average yen/dollar exchange rate (yen)	87.69	93.49	103.46	117.93	116.31

Aflac Incorporated and Subsidiaries

December 31,

(In millions)	2010	2009	2008	2007	2006
Assets:
Investments and cash	$88,230	$73,192	$68,550	$57,056	$51,972
Other	12,809	10,914	10,781	8,749	7,833

Total assets	$101,039	$84,106	$79,331	$65,805	$59,805

Liabilities and shareholders’ equity:
Policy liabilities	$82,456	$69,245	$66,219	$50,676	$45,440
Notes payable	3,038	2,599	1,721	1,465	1,426
Income taxes	1,969	1,653	1,201	2,531	2,462
Other liabilities	2,520	2,192	3,551	2,338	2,136
Shareholders’ equity	11,056	8,417	6,639	8,795	8,341

Total liabilities and shareholders’ equity	$101,039	$84,106	$79,331	$65,805	$59,805

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and downgrades in certain securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac’s investment in perpetual securities

•	differing judgments applied to investment valuations

•	subjective determinations of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries’ ability to pay dividends to Aflac Incorporated

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2010. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

•	Our Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

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

PERFORMANCE HIGHLIGHTS

Results for 2010 benefited from the stronger yen/dollar exchange rate and lower realized investment losses. Total revenues rose 13.6% to $20.7 billion, compared with $18.3 billion a year ago. Net earnings were $2.3 billion, or $4.95 per diluted share, compared with $1.5 billion, or $3.19 per diluted share, in 2009.

We experienced pretax net realized investment losses of $422 million ($274 million after-tax) in 2010, which included $459 million ($298 million after-tax) of other-than-temporary impairments and $1 million ($.7 million after-tax) of net derivative losses. Shareholders’ equity at December 31, 2010, included a net unrealized gain on investment securities (including derivatives) of $64 million, compared with a net unrealized loss of $640 million at December 31, 2009.

In 2010, we issued a total of $750 million in dollar-denominated senior notes raised through U.S. public debt offerings. In July, we paid $447 million to redeem 39.4 billion yen of our Samurai notes upon their maturity. We resumed stock repurchase activity in the fourth quarter of 2010 by purchasing a total of 2.0 million shares of our common stock in the open market.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 86% of our liabilities are reported as of December 31, 2010, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac’s investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For privately issued securities, we receive pricing data from external sources that take into account each security’s credit quality and liquidity characteristics. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with applicable accounting guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory, legislative and political environment

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	our intent, need, or both to sell the security prior to its anticipated recovery in value

•	other factors as may become available from time to time

Our derivatives are primarily interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including variable interest entities (VIEs) where we are the primary beneficiary. These interest rate swaps and certain foreign currency swaps are priced by broker quotations using inputs that are observable in the market. Inputs used to value derivatives include, but are not limited to, interest rates, foreign currency forward and spot rates, credit spreads, and interest volatility. For our credit default swaps and certain foreign currency swaps, there are limited or no observable valuation inputs. We estimate the fair value of these instruments by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions.

See Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

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

As presented in the following table, the ratio of unamortized DAC to annualized premiums in force has shown a slight upward trend for Aflac Japan for the last three years. This trend is a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this has resulted in a higher unamortized DAC balance, the overall cost to the Company has been reduced. The ratio of unamortized DAC to annualized premiums in force has also increased for Aflac U.S. for the last three years. The increase has been primarily driven by a greater proportion of our annualized premiums being under an accelerated commission schedule for new associates and was also impacted by the loss of a large payroll account in 2010 which had a lower ratio of DAC to annualized premiums in force.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2010	2009	2008	2010	2009	2008
Deferred policy acquisition costs	$6,964	$5,846	$5,644	$2,770	$2,687	$2,593
Annualized premiums in force	15,408	13,034	12,761	4,973	4,956	4,789
Deferred policy acquisition costs as a percentage of annualized premiums in force	45.2%	44.9%	44.2%	55.7%	54.2%	54.1%

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2010	2009
Japan segment:
Future policy benefits	$66,023	$55,720
Unpaid policy claims	2,592	2,246
Other policy liabilities	6,257	4,089

Total Japan policy liabilities	$74,872	$62,055

U.S. segment:
Future policy benefits	$6,078	$5,779
Unpaid policy claims	1,126	1,023
Other policy liabilities	377	385

Total U.S. policy liabilities	$7,581	$7,187

Consolidated:
Future policy benefits	$72,103	$61,501
Unpaid policy claims	3,719	3,270
Other policy liabilities	6,634	4,474

Total consolidated policy liabilities	$82,456	$69,245

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 87% and 5% of total policy liabilities as of December 31, 2010, respectively.

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

Our fourth quarter 2010 review indicated that we needed to strengthen the liability for a closed block of dementia policies in Japan, primarily due to low interest rate yields. We strengthened our future policy benefits liability by $93 million for this closed block of policies.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2010, to changes in severity and frequency of claims. For the years 2008 through 2010, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$22	$45	$68	$91
Increase by 1%	(22)	0	22	45	68
Unchanged	(44)	(22)	0	22	45
Decrease by 1%	(66)	(44)	(22)	0	22
Decrease by 2%	(87)	(66)	(44)	(22)	0

The table below reflects the growth of future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2010	2009	2008
Aflac U.S.	$6,078	$5,779	$5,442
Growth rate	5.2%	6.2%	9.8%

Aflac Japan	$66,023	$55,720	$53,866
Growth rate	18.5%	3.4%	32.3%

Consolidated	$72,103	$61,501	$59,310
Growth rate	17.2%	3.7%	29.9%

Yen/dollar exchange rate (end of period)	81.49	92.10	91.03

Aflac Japan (in yen)	5,380	5,132	4,903
Growth rate	4.8%	4.7%	5.5%

The growth of the future policy benefits liability in dollars has been primarily due to the aging of our in-force block of business and the addition of new business in Japan. This growth in dollars was enhanced by the strengthening of the yen against the U.S. dollar in 2010 and 2008; however, it was offset in 2009 by the weakening of the yen against the U.S. dollar.

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

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share
	2010	2009	2008	2010	2009	2008
Net earnings	$2,344	$1,497	$1,254	$4.95	$3.19	$2.62
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(273)	(788)	(655)	(.58)	(1.67)	(1.37)
Impact from ASC 810	(1)	0	0	.00	.00	.00
Impact from ASC 815	0	(3)	(3)	.00	(.01)	.00
Gain on extinguishment of debt	0	11	0	.00	.02	.00

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

Securities Transactions and Impairments

In 2010, we realized pretax investment losses of $459 million ($298 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment gains, net of losses, of $38 million ($25 million after-tax) from securities sold or redeemed in the normal course of business.

In 2009, we realized pretax investment losses of $1,361 million ($884 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses of $101 million ($66 million after-tax) from the exchange of certain perpetual security investments into fixed-maturity securities. The losses were partially offset by pretax investment gains of $250 million ($162 million after-tax) that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

In 2008, we realized pretax investment losses of $753 million ($489 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $254 million ($166 million after-tax) from securities sold or redeemed in the normal course of business.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2010	2009	2008
Perpetual securities	$160	$729	$379
Corporate bonds	285	458	160
Collateralized debt obligations	0	148	213
Mortgage- and asset-backed securities	12	24	0
Equity securities	2	2	1

Total other-than-temporary impairment losses realized	$459	$1,361	$753

Impact from ASC 810

Effective January 1, 2010, we adopted updated accounting guidance in ASC 810, “Consolidation,” which resulted in the consolidation of certain VIEs in which we have an investment. Upon consolidation, the beneficial interest in these VIEs was derecognized and the underlying collateral assets (fixed-maturity securities and perpetual securities) and corresponding foreign currency, interest rate and credit default swaps were recognized. The change in value of the swaps is recorded through current period earnings, and the change in value of the available-for-sale fixed-maturity and perpetual securities associated with these swaps is recorded through other comprehensive income. During the year ended December 31, 2010, we realized pretax investment losses, net of gains, of $1 million ($.7 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to our consolidated VIEs.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Impact from ASC 815

For a description of items that would be included in the Impact from ASC 815, “Derivatives and Hedging,” see the Hedging Activities subsection of MD&A and Notes 4 and 8 of the Notes to the Consolidated Financial Statements.

Debt Extinguishment

We did not extinguish any debt during 2010. During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% in 2010, 33.0% in 2009 and 34.5% in 2008. The effective tax rate declined in 2009 due primarily to the settlement of an examination by the Internal Revenue Service that reduced the ASC 740 tax liability by $24 million. Total income taxes were $1.2 billion in 2010, compared with $738 million in 2009 and $660 million in 2008. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

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

Subject to the preceding assumptions, our objective for 2010 was to increase net earnings per diluted share by 9% to 12% over 2009. We reported 2010 net earnings per diluted share of $4.95. Adjusting that number for realized investment losses ($.58 per diluted share), the impact from ASC 815 (nil per diluted share), and foreign currency translation (a gain of $.19 per diluted share), we met our objective for the year.

Our objective for 2011 is to increase net earnings per diluted share by 8% to 12% over 2010, excluding the effect of realized investment gains and losses, the impact from ASC 815, nonrecurring items, and foreign currency translation. If we achieve our objective, the following table shows the likely results for 2011 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2011 Net Earnings Per Share (EPS) Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2010	Yen Impact on EPS
80.00	$6.34 - 6.56	14.6 - 18.6%	$.37
85.00	6.09 - 6.31	10.1 - 14.1	.12
87.69(2)	5.97 - 6.19	8.0 - 11.9	0
90.00	5.87 - 6.09	6.1 - 10.1	(.10)
95.00	5.68 - 5.90	2.7 - 6.7	(.29)

(1)	Excludes realized investment gains/losses (securities transactions, impairments, and the impact from ASC 810), the impact from ASC 815, and nonrecurring items in 2011 and 2010
(2)	Actual 2010 weighted-average exchange rate

If interest rates remain at historically low levels, earnings growth in 2011 would likely be at the low end of the 8% to 12% range. If we assume 8% earnings per share growth, we would earn $5.97 per diluted share, excluding the effect of realized investment gains and losses, the impact from ASC 815, nonrecurring items, and foreign currency translation. If the yen/dollar exchange rate averages 80 to 85 for the full year, we would expect reported net earnings to be in the range of $6.09 to $6.34 per diluted share, on the basis described above.

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

We evaluate our sales efforts using new annualized premium sales, an industry operating measure. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.

Aflac Japan Summary of Operating Results

(In millions)	2010	2009	2008
Premium income	$13,487	$12,178	$10,674
Net investment income:
Yen-denominated investment income	1,645	1,510	1,312
Dollar-denominated investment income	808	755	741

Net investment income	2,453	2,265	2,053
Other income (loss)	37	43	15

Total operating revenues	15,977	14,486	12,742

Benefits and claims	9,553	8,746	7,972
Operating expenses:
Amortization of deferred policy acquisition costs	597	523	405
Insurance commissions	1,103	1,060	970
Insurance and other expenses	1,441	1,357	1,145

Total operating expenses	3,141	2,940	2,520

Total benefits and expenses	12,694	11,686	10,492

Pretax operating earnings(1)	$3,283	$2,800	$2,250

Weighted-average yen/dollar exchange rate	87.69	93.49	103.46

	In Dollars			In Yen
Percentage change over previous year:	2010	2009	2008	2010	2009	2008
Premium income	10.8%	14.1%	18.1%	3.8%	3.3%	3.5%
Net investment income	8.3	10.3	14.0	1.6	(.1)	.0
Total operating revenues	10.3	13.7	17.3	3.4	3.0	2.8
Pretax operating earnings(1)	17.3	24.4	23.6	10.0	12.4	8.4

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 4.6% in 2010, 3.3% in 2009 and 3.2% in 2008 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2010, were 1.26 trillion yen, compared with 1.20 trillion yen in 2009 and 1.16 trillion yen in 2008. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $15.4 billion in 2010, $13.0 billion in 2009, and $12.8 billion in 2008.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in 2010 and 2009, compared with 36% in 2008. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 34% of Aflac Japan’s investment income during 2010, compared with 36% in 2009 and 39% in 2008. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year

(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2010	2009	2008	2010	2009	2008
Net investment income	1.6%	(.1)%	.0%	3.8%	3.4%	5.0%
Total operating revenues	3.4	3.0	2.8	3.8	3.5	3.8
Pretax operating earnings(1)	10.0	12.4	8.4	12.1	15.1	13.8

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

The following table presents a summary of operating ratios for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2010	2009	2008
Benefits and claims	59.8%	60.4%	62.5%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.6	3.2
Insurance commissions	6.9	7.3	7.6
Insurance and other expenses	9.0	9.4	9.0

Total operating expenses	19.6	20.3	19.8
Pretax operating earnings(1)	20.6	19.3	17.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio has declined over the past several years, driven primarily by favorable claim trends in our cancer product line. We expect this improvement to continue. However, this improvement is partially offset by the effect of low investment yields which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk section of this MD&A). Our operating ratios have also been impacted by strong sales results in our Ordinary products including Child Endowment and WAYS. These products have higher benefit ratios and lower expense ratios than our third sector products. Due to improvement in the benefit ratio and operating expense ratio, the pretax operating profit margin expanded in 2010. In 2011, we expect further improvement in the benefit and expense ratios, resulting in continued expansion in the profit margin.

Aflac Japan Sales

Our stated objective for 2010 was for sales to be flat to up 5%. We exceeded our objective with an 11.0% increase in sales during 2010. The following table presents Aflac Japan’s new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2010	2009	2008	2010	2009	2008
New annualized premium sales	$1,554	$1,310	$1,115	135.8	122.3	114.7
Increase (decrease) over prior year	18.6%	17.5%	14.4%	11.0%	6.7%	.0%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2010	2009	2008
Medical	34%	39%	39%
Cancer	22	28	34
Ordinary life:
Child endowment	19	9	2
WAYS	9	6	5
Other ordinary life	12	14	16
Other	4	4	4

Total	100%	100%	100%

The medical insurance product was the principal contributor to total sales for 2010. In 2010, we maintained our position as the number one seller of medical insurance policies in Japan. Medical insurance sales decreased 3.2% during 2010, compared with 2009, reflecting a difficult comparison to prior year sales which had benefited from the introduction of a new version of EVER, our popular medical product. In June 2010, we introduced a revision to Gentle EVER, our non-standard medical product. This new product offers more benefits than the original non-standard medical product that we began offering in 2007. We believe it will continue to meet the needs of certain consumers who cannot qualify for our base EVER plan. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales declined 13.5% during 2010, compared with 2009; despite this decrease, we remained the number one seller of cancer insurance policies in Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio. In June 2010, we introduced a product called Corsage, which is a female-specific rider to our cancer insurance product. In Japan, young women are more likely to suffer from cancer than young men. Corsage provides surgery benefits that address the high cost of treating female-specific cancers. As the number one provider of cancer insurance in Japan, we believe this new product will further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to cancer-related costs.

The bank channel generated new annualized premium sales of 19.9 billion yen in 2010, an increase of 165.1% compared with 2009. As the bank channel has become a larger contributor to sales, Aflac Japan has enhanced its product portfolio to better meet the needs of banks. These products include our child endowment product and WAYS, a product that we first introduced in 2006 and introduced to the bank channel in 2009. The child endowment product is primarily used to help fund the higher costs associated with a child entering high school and college in Japan. We have successfully linked the marketing of our child endowment product to the new government subsidy that was first paid in June 2010 to families with children age 15 and younger. Sales of our child endowment product were 25.3 billion yen during 2010, an increase of 132.0% compared with 2009. We believe that life insurance products, like our child endowment plan, provide further opportunities for us to sell our third sector cancer and medical products.

WAYS is a unique hybrid product that starts out as a whole life policy. When policyholders reach a predetermined age, they can choose to convert a large part of their life benefit to a fixed annuity, medical coverage or nursing care benefits. Sales of WAYS were 12.1 billion yen during 2010, an increase of 65.7% compared with 2009. With the importance of the bank channel distribution outlet, we expect sales of this innovative and flexible product to grow substantially.

At December 31, 2010, we had agreements with 364 banks, or more than 90% of the total number of banks in Japan, to sell our products. Of all the banks we now have enrolling our products, there are still many branches in their system that are not actively selling yet, which indicates there is still significant sales growth potential through this channel. We continue to have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. In 2010, we recruited approximately 4,800 new sales agencies, an increase of 4.4% over 2009. At December 31, 2010, Aflac Japan was represented by more than 19,600 sales agencies and more than 115,400 licensed sales associates employed by those agencies.

We believe that there is still a continued need for our products in Japan. Following strong sales growth in 2009 and 2010, our objective for 2011 is for new annualized premium sales to be in the range of down 2% to up 3% in Japan.

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

The following table presents the results of Aflac Japan’s investment yields for the years ended December 31.

	2010	2009	2008
New money yield – yen only	2.39%	2.80%	3.20%
New money yield – blended	2.63	3.03	3.43
Return on average invested assets, net of investment expenses	3.48	3.65	3.82

The decrease in the Aflac Japan new money yield reflects the low level of interest rates and tightening credit spreads. At December 31, 2010, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.56%, compared with 3.77% a year ago. In order to address our challenge of investing in Japan’s low-interest-rate environment, in 2010 we started increasing the amount Aflac Japan invests in higher-yielding dollar-denominated securities.

The overall credit quality of Aflac Japan’s investments remained high. At the end of 2010, 93.6% of Aflac Japan’s debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

The Bank of Japan’s January 2011 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economy still shows signs of moderate recovery, however the recovery pace has slowed. The employment and income situation has been depressed, but seems to be easing. Exports have been weak, however they are expected to increase moderately again. Private consumption is expected to pick up. The report projected that Japan’s economy is expected to gradually return to a moderate recovery path.

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

Japanese Regulatory Environment

We expect that our distribution system will continue to evolve in Japan. Regulatory changes that took effect in December 2007 enabled banks to sell our type of insurance products to their customers. Our strong brand as the leading seller of cancer and medical insurance products in Japan and our many long-term relationships within the Japan banking sector place us in a strong position to sell through this channel.

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

In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices.

Japan Post reform legislation was introduced in the 2010 Japanese ordinary Diet session, but the session ended before the legislation could be passed. The legislation again failed to pass in the 2010 fall Diet session and is scheduled to be taken up in the 2011 ordinary Diet session, which opened on January 24, 2011. Given that the ruling coalition no longer controls a majority in the Diet’s upper house following its defeat in the July 2010 election, it is unclear whether the postal reform legislation will be passed in the 2011 ordinary Diet session. Regardless, we believe that the Diet debate on postal reform is unlikely to change Aflac Japan’s relationship with the post office company.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S. for the years ended December 31.

Aflac U.S. Summary of Operating Results

(In millions)	2010	2009	2008
Premium income	$4,586	$4,444	$4,272
Net investment income	549	499	505
Other income	11	10	10

Total operating revenues	5,146	4,953	4,787

Benefits and claims	2,553	2,561	2,527
Operating expenses:
Amortization of deferred policy acquisition costs	433	419	370
Insurance commissions	534	508	488
Insurance and other expenses	702	689	657

Total operating expenses	1,669	1,616	1,515

Total benefits and expenses	4,222	4,177	4,042

Pretax operating earnings(1)	$924	$776	$745

Percentage change over previous year:

Premium income	3.2%	4.0%	8.5%
Net investment income	9.9	(1.1)	.9
Total operating revenues	3.9	3.5	7.7
Pretax operating earnings(1)	19.2	4.1	7.6

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased .3% in 2010, 3.5% in 2009 and 6.2% in 2008. Annualized premiums in force at December 31 were $5.0 billion in 2010 and 2009, compared with $4.8 billion in 2008.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2010	2009	2008
Benefits and claims	49.6%	51.7%	52.8%
Operating expenses:
Amortization of deferred policy acquisition costs	8.4	8.5	7.7
Insurance commissions	10.4	10.3	10.2
Insurance and other expenses	13.6	13.8	13.7

Total operating expenses	32.4	32.6	31.6
Pretax operating earnings(1)	18.0	15.7	15.6

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The pretax operating profit margin expanded during 2010, compared with 2009, primarily driven by the loss of a large payroll account in 2010. The loss of this account resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with this account. The net result had a positive impact on the profit margin. In 2011, we expect the benefit and operating expense ratios and the pretax operating profit margin to be in a range similar to the levels experienced in 2009 and 2008.

Aflac U.S. Sales

The economic climate in the United States continued to pose challenges for Aflac U.S. sales growth in 2010. The following table presents Aflac’s U.S. new annualized premium sales for the years ended December 31.

(In millions)	2010	2009	2008
New annualized premium sales	$1,382	$1,453	$1,551
Increase (decrease) over prior year	(4.9)%	(6.4)%	(.4)%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.
	2010	2009	2008
Accident/disability	48%	48%	49%
Cancer	17	18	19
Hospital indemnity	18	18	16
Life	6	6	6
Fixed-benefit dental	5	5	5
Other	6	5	5

Total	100%	100%	100%

New annualized premium sales for accident/disability insurance, our leading product category, decreased 5.2%, cancer insurance sales decreased 10.9%, and hospital indemnity insurance sales decreased 3.2% in 2010, compared with 2009.

As part of our U.S. sales strategy we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. We recruited more than 22,100 new sales associates during 2010, resulting in more than 72,500 licensed sales associates at December 31, 2010. Although recruitment of sales associates in the fourth quarter of 2010 was down 8.5%, it showed significant improvement over the 25.4% decline in recruiting for the first nine months of the year, compared with the same periods in 2009. To improve our recruiting results next year and beyond, we have amended the bonus structure for our state and regional coordinators from one that was based entirely on sales results to a structure that incorporates a people development component. We have also initiated a national recruiting contest that incentivizes producer recruitment. In addition, we provide a recruiting workshop that focuses on improving coordinator productivity by emphasizing candidate sourcing, interviewing, and contract acceptance.

In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. Insurance brokers have been a historically underleveraged sales channel for Aflac, and we are developing relationships that will complement our traditional distribution system with the Aflac for BrokersSM initiative that we launched in 2009. We assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. Additionally, a new level of management has been introduced to deliver this initiative. More than 100 broker development coordinators have been hired to be single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers.

Furthering our initiatives in the broker arena, we purchased CAIC in 2009. CAIC, now branded as Aflac Group Insurance, equips us with a platform for offering voluntary group insurance products for distribution by insurance brokers at the worksite. New annualized premium sales for Aflac U.S. in 2010 included sales from Aflac Group Insurance of $83 million. These sales of group insurance products represented 6% of total U.S. sales production. Group insurance sales from the fourth quarter of 2010 of $43 million were 58.7% higher than the same quarter in prior year and represented 51.4% of Aflac Group Insurance production for the full year. We expect group products to enhance sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts.

Although we remain cautious in our short-term sales outlook for Aflac U.S., our longer-term view has not changed. We believe the need for our products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. For 2011, our objective is for Aflac U.S. new annualized premium sales to be flat to up 5%, however we remain cautious until we see further stability in the economy.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment yields for the years ended December 31.

	2010	2009	2008
New money yield	5.82%	7.26%	7.60%
Return on average invested assets, net of investment expenses	6.37	6.66	6.77

The decrease in the U.S. new money yield in 2010 reflects a low level of interest rates and tightening credit spreads. At December 31, 2010, the portfolio yield on Aflac’s U.S. portfolio was 6.92%, compared with 7.17% a year ago. We have $200 million of variable interest rate collateralized debt obligations (CDOs) that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these CDOs do not support our core policyholder benefit obligations, the yield on these CDOs is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table.

The overall credit quality of Aflac U.S. investments remained high. At the end of 2010, 95.7% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See the Credit Risk section of this MD&A for additional information.

See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

U.S. Economy

Operating in the U.S. economy continues to be challenging. Ongoing low confidence levels from consumers and small businesses coupled with fewer employees at the worksite continue to pose challenges to our U.S. sales growth. Most of our business continues to revolve around small business owners and accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness, and both small-business owners and their workers are anxious about the future. Workers at small businesses are holding back on increasing their spending for voluntary insurance products. Although we believe that the weakened U.S. economy has been a contributing factor to slower sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

U.S. Regulatory Environment

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance; therefore, the PPACA, as enacted, does not directly affect the design of our insurance products or our sales model. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve, including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. Despite the lack of regulations to implement this law, we believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits and facilities expenses. Corporate expenses, excluding investment income, were $67 million in 2010, $77 million in 2009 and $61 million in 2008. The increase in expenses in 2009 was due primarily to an increase in realized foreign currency losses on yen cash held by the Parent Company and an increase in expense for our unfunded supplemental retirement plans. Investment income included in reported corporate expenses was $11 million in 2010, $9 million in 2009 and $20 million in 2008.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2010, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2009.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	81.49		92.10

Investments and cash	$88,230	$8,101	$80,129
Deferred policy acquisition costs	9,734	802	8,932
Total assets	101,039	9,072	91,967
Policy liabilities	82,456	8,626	73,830
Total liabilities	89,983	9,103	80,880

(1)	The exchange rate at December 31, 2010, was 81.49 yen to one dollar, or 13.0% stronger than the December 31, 2009, exchange rate of 92.10.

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

The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2010	2009	2010		2009
Securities available for sale, at fair value:
Fixed maturities	$39,485	$29,952	$8,750	(1)	$6,712	(1)
Perpetual securities	7,233	7,041	279		222
Equity securities	23	24	0		0

Total available for sale	46,741	37,017	9,029		6,934

Securities held to maturity, at amortized cost:
Fixed maturities	30,084	26,487	0		200

Total held to maturity	30,084	26,487	0		200

Total investment securities	$76,825	$63,504	$9,029		$7,134

(1)	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $120 in 2010 and $117 in 2009.

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

Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. This foreign currency effect is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income. When the yen strengthens against the dollar, shareholders’ equity is negatively impacted and, conversely, when the yen weakens against the dollar, shareholders’ equity is positively impacted. Aflac Japan invests a portion of its assets in reverse-dual currency securities to provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 50 before the yield on these instruments would equal that of a comparable yen-denominated instrument.

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

(In millions)	2010				2009
Yen/dollar exchange rates	66.49	81.49	(1)	96.49	77.10	92.10	(1)	107.10

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$35,905	$29,296		$24,742	$31,373	$26,263		$22,585
Fixed maturities – consolidated variable interest entities	3,637	2,968		2,506	0	0		0
Perpetual securities	6,911	5,638		4,762	8,350	6,990		6,011
Perpetual securities – consolidated variable interest entities	1,745	1,424		1,203	0	0		0
Equity securities	23	19		16	23	19		17
Securities held to maturity:
Fixed maturities	36,119	29,470		24,889	31,640	26,487		22,777
Fixed maturities – consolidated variable interest entities	752	614		518	0	0		0
Cash and cash equivalents	939	766		647	1,088	911		783
Other financial instruments	153	125		105	111	93		80

Subtotal	86,184	70,320		59,388	72,585	60,763		52,253

Liabilities:
Notes payable	1,280	1,044		882	1,616	1,353		1,163
Japanese policyholder protection corporation	132	108		91	153	128		110

Subtotal	1,412	1,152		973	1,769	1,481		1,273

Net yen-denominated financial instruments	84,772	69,168		58,415	70,816	59,282		50,980
Other yen-denominated assets	10,338	8,435		7,124	8,630	7,225		6,213
Other yen-denominated liabilities	95,441	77,873		65,767	77,327	64,733		55,667

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(331)	$(270)		$(228)	$2,119	$1,774		$1,526

(1)	Actual period-end exchange rate

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

Some of the consolidated VIEs in our Aflac Japan portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts.

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

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own, interest rate swaps, foreign currency swaps, notes payable, and our obligation to the Japanese policyholder protection corporation as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments

to Interest Rate Changes

	2010		2009
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$62,733	$55,518	$51,989	$46,199
Dollar-denominated	16,091	14,764	10,620	9,668
Perpetual securities:
Yen-denominated	7,062	6,444	6,990	6,376
Dollar-denominated	450	411	273	251

Total debt and perpetual securities	$86,336	$77,137	$69,872	$62,494

Interest rate and foreign currency swaps	$564	$(251)	$0	$0

Liabilities:
Notes payable(1)	$(3,248)	$(3,060)	$(2,683)	$(2,557)
Interest rate and foreign currency swaps	(398)	(8)	(3)	0
Japanese policyholder protection corporation	(108)	(108)	(128)	(128)

(1)	Excludes capitalized lease obligations

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

(In years)	2010	2009
Yen-denominated debt and perpetual securities	12	12
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2010	2009
Dollar-denominated debt and perpetual securities	10	9
Policy benefits and related expenses to be paid in future years	7	7
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits

and Investment Yields

(Net of Investment Expenses)

	2010		2009		2008
	U.S.	Japan(1)	U.S.	Japan(1)	U.S.	Japan(1)
Policies issued during year:
Required interest on policy reserves	5.50%	2.39%	5.50%	2.51%	5.50%	2.74%
New money yield on investments	5.79	2.44	7.22	2.88	7.56	3.27
Policies in force at year-end:
Required interest on policy reserves	6.03	4.40	6.06	4.47	6.12	4.55
Return on average invested assets	6.37	3.48	6.66	3.65	6.77	3.82

(1)

Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products, and dollar-denominated investments and related investment income

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary.

Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.34%. These securities total $3.8 billion at amortized cost and have an average yield of 5.14%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of profits that have emerged from changes in the mix of business and favorable experience from mortality, morbidity and expenses.

We have entered into interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2010	2009	2008
AAA	1.0%	7.6%	9.9%
AA	60.7	58.9	36.4
A	24.5	31.4	42.0
BBB	13.8	2.1	11.7

Total	100.0%	100.0%	100.0%

Our purchases of securities from year to year are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	3.3%	3.6%	3.3%	3.4%
AA	35.7	36.5	34.6	35.8
A	36.0	36.6	39.6	39.8
BBB	18.8	18.7	15.6	15.2
BB or lower	6.2	4.6	6.9	5.8

Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2010, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2010, and 2009. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.

Subordination Distribution of Debt and Perpetual Securities

	2010		2009
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$68,407	79.5%	$54,971	76.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	8,679	10.1	7,944	11.1
Upper Tier II	15	.0	178	.2
Tier I(1)	613	.7	754	1.0
Surplus notes	335	.4	336	.5
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	52	.1	52	.1

Total fixed maturities	9,779	11.4	9,349	13.0

Perpetual securities (economic maturity date):
Upper Tier II	5,285	6.1	5,200	7.2
Tier I	2,542	3.0	2,354	3.3

Total perpetual securities	7,827	9.1	7,554	10.5

Total debt and perpetual securities	$86,013	100.0%	$71,874	100.0%

(1)	Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

As of December 31, 2010, our largest investment industry sector concentration was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations. As a result, Greece and Ireland were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. The financial institutions of these countries have faced both liquidity and asset valuation pressures. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions in these countries and others facing similar fiscal pressures. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, nationalizations and burden-sharing among debt holders remain options of last resort as governments try to remain generally supportive of the classes of investments that we own.

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, further discussion of our largest investment industry sector concentration (banks and financial institutions), and disclosure on our investment exposure to certain Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of December 31, 2010, were as follows:

Largest Global Investment Positions

			Ratings
(In millions)	Amortized Cost	% of Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$16,342	19.0%	Senior	Aa2	AA	AA-
Israel Electric Corp.	990	1.2	Senior	Baa2	BB+	-
Republic of Tunisia	936	1.1	Senior	Baa2	BBB	BBB
HSBC Holdings PLC	821	1.0
HSBC Finance Corporation (formerly Household Finance)	639	.7	Senior	A3	A	AA-
Republic New York Corp.	11	-	LTII	A2	A+	AA-
HSBC Holdings PLC	15	-	UTII	A1	A	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	40	.1	UTII	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80	.1	UTII	Aa3	-	-
HSBC Holdings PLC (HSBC Capital Funding LP)	36	.1	Tier I	A3	A-	A+
Republic of South Africa	750	.9	Senior	A3	BBB+	BBB+
Commerzbank AG (includes Dresdner Bank)	713	.9
Commerzbank AG	468	.6	LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	190	.2	LTII	A1	A-	A
Dresdner Bank AG (Dresdner Funding Trust I)	55	.1	Tier I	Baa3	CCC	B
Bank of America Corp. (includes Merrill Lynch)	649	.7
Merrill Lynch & Co. Inc.	333	.4	Senior	A2	A	A+
Merrill Lynch & Co. Inc.	12	-	LTII	A3	A-	A
Bank of America Corp. (includes Fleet Financial Group Inc., Nationsbank Corporation)	286	.3	LTII	A3	A-	A
Bank of America Corp. (NB Capital Trust, Bankamerica Instit-A)	18	-	Tier I	Baa3	BB+	BBB-
Mizuho Financial Group Inc.	637	.7
Mizuho Bank, Mizuho Finance Cayman & Aruba	637	.7	UTII	A2	A-	-
UniCredit SpA	616	.7
Unicredito Bank Austria	11	-	LTII	Aa3	AA+	-
Hypovereinsbank (Unicredit Bank AG)	245	.3	LTII	A2	A-	A
Hypovereinsbank (HVB Funding Trust I, III & VI)	360	.4	Tier I	Baa3	BBB	BBB
BNP Paribas (includes Fortis)	553	.6
BNP Paribas	123	.1	Senior	Aa2	AA	AA-
Fortis Bank SA-NV	307	.4	UTII	A3	A	A-
Fortis Luxembourg Finance SA	123	.1	UTII	Baa2	A	A-
Bank of Tokyo-Mitsubishi UFJ Ltd.	552	.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	552	.6	LTII	Aa3	A	A-
Erste Group Bank AG	527	.6
Erste Group Bank	123	.1	LTII	A1	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	404	.5	Tier I	Ba2	-	BBB-
Investcorp SA	504	.6
Investcorp Capital Limited	504	.6	Senior	Ba2	-	BB+
Sumitomo Mitsui Financial Group Inc.	491	.6
Sumitomo Mitsui Banking Corporation	123	.1	LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	368	.5	UTII	A1	A-	-
Telecom Italia SpA	491	.6
Telecom Italia Finance SA	491	.6	Senior	Baa2	BBB	BBB
National Grid PLC	490	.6
National Grid Gas PLC	245	.3	Senior	A3	A-	A
National Grid Electricity Transmission PLC	245	.3	Senior	A3	A-	A
JP Morgan Chase & Co. (including Bear Stearns)	486	.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	429	.6	Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	29	-	Senior	Aa1	AA-	-
JP Morgan Chase & Co. (Bank One Corp.)	17	-	LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11	-	LTII	Aa2	A+	A+
Citigroup Inc.	484	.5
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	483	.5	Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1	-	LTII	Baa1	A-	A
Commonwealth Bank of Australia	479	.5
Commonwealth Bank of Australia	123	.1	LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	245	.3	UTII	-	A+	-
Bankwest	111	.1	UTII	Aa2	AA-	-
Barclays Bank PLC	477	.5
Barclays Bank PLC	184	.2	LTII	Baa1	A	A+
Barclays Bank PLC	245	.3	UTII	Baa2	A-	A
Barclays Bank PLC	48	-	Tier I	Baa3	A-	A

Total	$27,988	32.5%

Total debt and perpetual securities	$86,013	100.0%

(1)	JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Included in our largest global investment holdings are legacy positions that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have generally limited our investment exposures to issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guidance was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2010		2009
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$31,098	$32,457	$20,649	$21,087
Perpetual securities	235	256	116	122
Equity securities	13	14	14	15

Total publicly issued	31,346	32,727	20,779	21,224

Privately issued securities:
Fixed maturities	47,088	46,367	43,671	41,522
Perpetual securities	7,592	7,256	7,438	7,141
Equity securities	9	9	8	9

Total privately issued	54,689	53,632	51,117	48,672

Total investment securities	$86,035	$86,359	$71,896	$69,896

The following table details our privately issued investment securities as of December 31.

Privately Issued Securities

(Amortized cost, in millions)	2010	2009
Privately issued securities as a percentage of total debt and perpetual securities	63.6%	71.1%

Privately issued securities held by Aflac Japan	$51,702	$48,639
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	60.1%	67.7%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2010	2009
Privately issued reverse-dual currency securities	$12,790	$14,070
Publicly issued collateral structured as reverse-dual currency securities(2)	2,844	0

Total reverse-dual currency securities	$15,634	$14,070

Reverse-dual currency securities as a percentage of total debt and perpetual securities	18.2%	19.6%

(1)	Principal payments in yen and interest payments in dollar
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

Debt and perpetual securities classified as below investment grade at December 31, 2010 and 2009 were generally reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.2% of total debt and perpetual securities at December 31, 2010, compared with 6.9% of total debt and perpetual securities at December 31, 2009, at amortized cost.

The below-investment-grade securities at December 31 were as follows:

Below-Investment-Grade Securities

	2010				2009
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss
Investcorp Capital Limited	$504	$504	$337	$(167)	$452	$452	$223	$(229)
Irish Life and Permanent PLC(1)	454	112	112	0	402	204	197	(7)
Lloyds Banking Group PLC (includes HBOS in 2009)(1)	440	364	387	23	896	597	612	15
EFG Eurobank Ergasias	417	416	131	(285)	*	*	*	*
UPM-Kymmene	380	380	290	(90)	337	337	224	(113)
Ford Motor Credit Company	368	368	374	6	326	326	302	(24)
NBG (National Bank of Greece)	368	368	146	(222)	*	*	*	*
Alpha Bank	368	368	115	(253)	*	*	*	*
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)(1)	368	264	186	(78)	326	233	233	0
Swedbank(1)	356	299	314	15	152	117	119	2
CSAV (Tollo Shipping Co. S.A.)	295	295	161	(134)	261	261	135	(126)
Hella KG Hueck & Co.	270	269	224	(45)	239	238	148	(90)
KBL European Private Bankers S.A. (Part of KBC Group NV)(1)	245	137	144	7	217	121	182	61
Allied Irish Banks PLC	245	77	77	0	*	*	*	*
Aiful Corporation	184	67	67	0	175	175	74	(101)
BAWAG Capital Finance Jersey(1)	172	120	116	(4)	152	131	114	(17)
IKB Deutsche Industriebank AG	160	160	104	(56)	141	141	73	(68)
Hypo Vorarlberg Capital Finance(1)	135	108	97	(11)	*	*	*	*
Finance For Danish Industry (FIH)	123	123	104	(19)	109	109	81	(28)
Royal Bank of Scotland Group PLC(1)	58	19	42	23	329	134	132	(2)
Commerzbank AG (formerly Dresdner Bank AG) (Tier I only)	53	55	46	(9)	216	218	172	(46)
Macy’s Inc.	53	58	58	0	53	58	50	(8)
Countrywide Home Loans(2)	33	28	24	(4)	129	114	82	(32)
Takefuji Corporation	0	0	0	0	363	194	194	0
Terra(3)	**	**	**	**	129	114	95	(19)
Investkredit Funding II Ltd.(1)	0	0	0	0	76	46	46	0
Eirles Two Limited 310 A(3)	0	0	0	0	54	20	28	8
Various Other Issuers (below $50 million of par value)(4)	353	338	302	(36)	847	610	517	(93)

Total	$6,402	$5,297	$3,958	$(1,339)	$6,381	$4,950	$4,033	$(917)

*	Investment grade at respective reporting date
**	Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.
(1)	Perpetual security
(2)	Collateralized mortgage obligation
(3)	Collateralized debt obligation
(4)	Includes 18 different issuers in 2010 and 19 different issuers in 2009

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $2.4 billion and $1.9 billion as of December 31, 2010 and 2009, respectively, and represented 3% of total debt and perpetual securities, at amortized cost, during each of those years. The 10 largest split-rated securities as of December 31, 2010, were as follows:

Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp.	$990	Investment Grade
Erste Group Bank(1)	404	Investment Grade
SLM Corp.	398	Investment Grade
Dexia Overseas Limited(1)	184	Investment Grade
Sparebanken Vest(1)	60	Investment Grade
Macy’s Inc.	58	Below Investment Grade
Commerzbank (formerly Dresdner Bank AG) (Tier I only)	55	Below Investment Grade
Mead Corp.	36	Investment Grade
Frontier North Inc	33	Investment Grade
Tennessee Gas Pipeline	31	Investment Grade

(1)	Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2010.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$50,632	$51,909	60.1%	$2,452	$1,175
Below-investment-grade securities	5,297	3,958	4.6	84	1,423
Held-to-maturity securities:
Investment-grade securities	30,084	30,469	35.3	1,148	763

Total	$86,013	$86,336	100.0%	$3,684	$3,361

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2010.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,852	$1,175	$5,588	$140	$2,503	$154	$8,761	$881
Below-investment- grade securities	3,848	1,423	432	79	120	4	3,296	1,340
Held-to-maturity securities:
Investment-grade securities	13,304	763	2,119	52	245	5	10,940	706

Total	$34,004	$3,361	$8,139	$271	$2,868	$163	$22,997	$2,927

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2010.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,852	$1,175	$16,132	$963	$720	$212	$0	$0
Below-investment-grade securities	3,848	1,423	1,064	99	1,632	563	1,152	761
Held-to-maturity securities:
Investment-grade securities	13,304	763	12,690	610	614	153	0	0

Total	$34,004	$3,361	$29,886	$1,672	$2,966	$928	$1,152	$761

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2010.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
EFG Eurobank Ergasias	BB	$416	$131	$(285)
Alpha Bank	BB	368	115	(253)
NBG (National Bank of Greece)	BB	368	146	(222)
Investcorp Capital Limited	BB	504	337	(167)
Dexia Overseas Limited(1)	BB	447	288	(159)
CSAV (Tollo Shipping Co. S.A.)	B	295	161	(134)
SLM Corp	BBB	398	293	(105)
UPM-Kymmene	BB	380	290	(90)
Banco Espirito Santo	A	368	308	(60)
IKB Deutsche Industriebank AG	BB	160	104	(56)

(1)	Perpetual security

Declines in fair value noted above resulted from changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of December 31, 2010.

Cash and cash equivalents totaled $2.1 billion, or 2.4% of total investments and cash, as of December 31, 2010, compared with $2.3 billion, or 3.2%, at December 31, 2009. For a discussion of the factors causing the change in our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2010	2009	% Change
Aflac Japan	$6,964	$5,846	19.1	%(1)
Aflac U.S.	2,770	2,687	3.1

Total	$9,734	$8,533	14.1%

(1)	Aflac Japan’s deferred policy acquisition costs increased 5.4% in yen during the year ended December 31, 2010.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by the strengthening of the yen against the U.S. dollar and new annualized premium sales. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our deferred policy acquisition costs.

Policy Liabilities

The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2010	2009	% Change
Aflac Japan	$74,872	$62,055	20.7	%(1)
Aflac U.S.	7,581	7,187	5.5
Other	3	3	.0

Total	$82,456	$69,245	19.1%

(1)	Aflac Japan’s policy liabilities increased 6.8% in yen during the year ended December 31, 2010.

The increase in Aflac Japan’s policy liabilities was primarily the result of the strengthening of the yen against the U.S. dollar and the growth and aging of our in-force business. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable

Notes payable totaled $3.0 billion at December 31, 2010, compared with $2.6 billion at December 31, 2009. In August 2010, we issued $450 million and $300 million in senior notes that are due in August 2040 and August 2015, respectively. In July 2010, we paid $447 million to redeem 39.4 billion yen of our Samurai notes upon their maturity. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.7% as of December 31, 2010, compared with 22.3% a year ago. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 13 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. On December 12, 2008, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2012.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For hedge designation purposes, Aflac Japan yen-denominated net assets exceeded the Parent Company’s designated yen-denominated liabilities at the beginning of each of the quarters in 2010. As a result, our net investment hedge was effective during the year ended December 31, 2010, and therefore there was no impact on net earnings during the year.

We recognized an immaterial loss in net earnings during the second quarter of 2009 for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan. Our net investment hedge was effective during the other quarters of 2009 and the full year ended December 31, 2008; therefore, there was no impact on net earnings during those periods.

Starting in 2010, the yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs on January 1, 2010, required that we derecognize our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2010	2009
Aflac Japan yen-denominated net assets	$3,282	$2,736
Parent Company yen-denominated net liabilities	(1,041)	(962)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,241	$1,774

The increase in our yen-denominated net asset position was due primarily to the strengthening of the yen and improvement in the fair values of Aflac Japan’s investments.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from changes in interest rates and foreign currency exchange rates, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. While an immaterial amount of ineffectiveness was recorded during 2010, these hedging relationships were effective during the year ended December 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings. This hedge was effective during the three-year period ended December 31, 2010; therefore, there was no impact on net earnings. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31:

Liquidity Provided by Aflac to Parent Company

(In millions)	2010	2009	2008
Dividends declared or paid by Aflac	$370	$464	$1,062
Management fees paid by Aflac	205	124	71

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. We issued $450 million and $300 million of senior notes in August 2010, $400 million of senior notes in December 2009, and $850 million of senior notes in May 2009, under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.2 billion, using the December 31, 2010, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

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

Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at December 31, 2010. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more information on our securities lending accounting policy and activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2010. We translated our yen-denominated obligations using the December 31, 2010, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)	$72,103		$316,411	$10,156	$19,990	$19,501	$266,764
Unpaid policy claims liability (Note 7)	3,719		3,719	2,741	576	234	168
Long-term debt – principal (Note 8)	3,032		3,038	429	327	484	1,798
Long-term debt – interest (Note 8)	31		2,369	159	298	289	1,623
Policyholder protection corporation (Note 2)	108		108	40	68	0	0
Operating service agreements (Note 14)	N/A	(2)	571	136	214	205	16
Operating lease obligations (Note 14)	N/A	(2)	146	59	37	26	24
Capitalized lease obligations (Note 14)	6		6	2	3	1	0
Marketing commitments (Note 14)	N/A	(2)	23	23	0	0	0

Total contractual obligations	$78,999		$326,391	$13,745	$21,513	$20,740	$270,393

Liabilities for unrecognized tax benefits in the amount of $16 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.

(1)	Liability amounts are those reported on the consolidated balance sheet as of December 31, 2010.
(2)	Not applicable

The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2010. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $72.1 billion at December 31, 2010, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

The distribution of payments due in less than one year for long-term debt consists of 35 billion yen for our Uridashi notes ($429 million at the December 31, 2010, exchange rate) that are due in September 2011. We plan to use existing cash to redeem these notes.

For more information on our major contractual obligations, see the applicable Note in the Notes to the Consolidated Financial Statements as indicated in the line items in the table above.

Consolidated Cash Flows

We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2010	2009	2008
Operating activities	$6,989	$6,161	$4,965
Investing activities	(7,432)	(5,476)	(4,283)
Financing activities	161	699	(1,383)
Exchange effect on cash and cash equivalents	80	(2)	79

Net change in cash and cash equivalents	$(202)	$1,382	$(622)

Operating Activities Consolidated cash flow from operations increased 13% in 2010, compared with 2009. The following table summarizes operating cash flows by source for the years ended December 31.
(In millions)	2010	2009	2008
Aflac Japan	$6,327	$5,177	$4,225
Aflac U.S. and other operations	662	984	740

Total	$6,989	$6,161	$4,965

The increase in Aflac Japan operating cash flows during 2010 was due primarily to the strengthening of the yen against the U.S. dollar. Despite an overall increase in 2010, Aflac U.S. operating cash flows have been reduced by the payout of lump-sum return-of-premium benefits to policyholders on a closed block of U.S. cancer insurance business. These benefit payouts began in 2008 and will conclude in 2012. We paid out $104 million in 2010, $152 million in 2009, and $63 million in 2008, and we anticipate paying out an additional $109 million over the next two years.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2010	2009	2008
Aflac Japan	$(6,221)	$(5,156)	$(3,874)
Aflac U.S. and other operations	(1,211)	(320)	(409)

Total	$(7,432)	$(5,476)	$(4,283)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 7% of the annual average investment portfolio of debt and perpetual securities available for sale during the year ended December 31, 2010, compared with 12% in 2009 and 4% in 2008. The decrease in dispositions before maturity in 2010 was due primarily to a bond-swap program that we executed in 2009 to generate investment gains to take advantage of tax loss carryforwards.

Financing Activities

Consolidated cash provided by financing activities was $161 million in 2010 and $699 million in 2009, compared with consolidated cash used by financing activities of $1.4 billion in 2008. Cash returned to shareholders through dividends and treasury stock purchases was $656 million in 2010, compared with $524 million of dividends in 2009 and $1.9 billion of dividends and treasury stock purchases in 2008.

In August 2010, the Parent Company issued $450 million and $300 million in senior notes that are due in August 2040 and August 2015, respectively. In July 2010, we paid $447 million to redeem 39.4 billion yen of our Samurai notes upon their maturity.

In December 2009, the Parent Company issued $400 million in senior notes that are due in December 2039, and in May 2009, issued $850 million in senior notes that are due in May 2019. In April 2009, we redeemed our $450 million senior notes and settled the related cross-currency, interest rate swaps that were used to convert the original dollar-denominated debt obligation into yen. In August 2009, the Parent Company executed a 5 billion yen loan that is due in August 2015. In July 2009, the Parent Company executed a 10 billion yen loan that is due in July 2015.

During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We paid 4.4 billion yen to extinguish 6.0 billion yen of debt, yielding a realized gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

In September 2011, 35 billion yen (approximately $430 million using the December 31, 2010, exchange rate) of our Uridashi notes will mature. We plan to use existing cash to redeem these notes.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2010	2009	2008
Treasury stock purchases	$121	$10	$1,490

Number of shares purchased:
Open market	2,000	0	23,201
Other	192	264	146

Total shares purchased	2,192	264	23,347

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2010	2009	2008
Stock issued from treasury	$45	$17	$32

Number of shares issued	1,834	1,043	2,001

We resumed our share repurchase program in the fourth quarter of 2010 and purchased 2.0 million shares of our common stock on the open market. During 2009, we did not repurchase any shares, and in 2008, under share repurchase authorizations from our board of directors, we repurchased 23.2 million shares of our common stock in the open market. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

As of December 31, 2010, a remaining balance of 30.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 30.4 million shares available for purchase were comprised of .4 million shares remaining from an authorization from the board of directors in 2006 and 30.0 million shares remaining from a board authorization in 2008. We anticipate repurchasing six to 12 million shares of our common stock in 2011.

Cash dividends paid to shareholders in 2010 of $1.14 per share increased 1.8% over 2009. The 2009 dividend paid of $1.12 per share increased 16.7% over 2008. The following table presents the sources of dividends to shareholders for the years ended December 31.

(In millions)	2010	2009	2008
Dividends paid in cash	$535	$524	$434
Dividends declared but not paid	0	(131)	131
Dividends through issuance of treasury shares	0	0	20

Total dividends to shareholders	$535	$393	$585

In February 2011, the board of directors declared the first quarter 2011 cash dividend of $.30 per share. The dividend is payable on March 1, 2011, to shareholders of record at the close of business on February 15, 2011.

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

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was 555% as of December 31, 2010. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2010, Aflac’s total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by $1.9 billion and $2.5 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. Currently, the NAIC has ongoing regulatory initiatives relating to revisions to the RBC formula as well as numerous initiatives covering insurance products, investments, and other actuarial and accounting matters.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. As of December 31, 2010, Aflac Japan’s solvency margin ratio was 897.5%, which significantly exceeded regulatory minimums. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of upcoming changes to the calculation of the solvency margin ratio.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2010	2009	2008
Aflac Japan management fees paid to Parent Company	$30	$26	$26
Expenses allocated to Aflac Japan	37	37	36
Aflac Japan profit remittances to Aflac U.S. in dollars	317	230	598

Aflac Japan profit remittances to Aflac U.S. in yen	28.7	20.0	64.1

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 12 of the Notes to the Consolidated Financial Statements.

Other

For information regarding commitments and contingent liabilities, see Note 14 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7, of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have audited Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), effective January 1, 2010. Also as discussed in Note 1, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia

February 25, 2011

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

(In millions, except for share and per-share amounts)	2010	2009	2008
Revenues:
Premiums, principally supplemental health insurance	$18,073	$16,621	$14,947
Net investment income	3,007	2,765	2,578
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(459)	(1,387)	(753)
Other-than-temporary impairment losses recognized in other comprehensive income	0	26	0

Other-than-temporary impairment losses realized	(459)	(1,361)	(753)
Sales and redemptions	38	149	(254)
Derivative gains (losses)	(1)	0	0

Total realized investment gains (losses)	(422)	(1,212)	(1,007)
Other income	74	80	36

Total revenues	20,732	18,254	16,554

Benefits and expenses:
Benefits and claims	12,106	11,308	10,499
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,030	942	775
Insurance commissions	1,637	1,568	1,460
Insurance expenses	2,062	1,977	1,743
Interest expense	149	72	29
Other operating expenses	163	152	134

Total acquisition and operating expenses	5,041	4,711	4,141

Total benefits and expenses	17,147	16,019	14,640

Earnings before income taxes	3,585	2,235	1,914

Income tax expense:
Current	862	830	636
Deferred	379	(92)	24

Total income taxes	1,241	738	660

Net earnings	$2,344	$1,497	$1,254

Net earnings per share:
Basic	$5.00	$3.21	$2.65
Diluted	4.95	3.19	2.62

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	469,038	466,552	473,405
Diluted	473,085	469,063	478,815

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

December 31,

(In millions)	2010		2009
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $43,133 in 2010 and $37,633 in 2009)	$43,100		$36,781	(1)
Fixed maturities - consolidated variable interest entites (amortized cost $4,969 in 2010)	5,255		0	(1)
Perpetual securities (amortized cost $6,209 in 2010 and $7,554 in 2009)	5,974		7,263	(1)
Perpetual securities - consolidated variable interest entites (amortized cost $1,618 in 2010)	1,538		0	(1)
Equity securities (cost $22 in 2010 and $22 in 2009)	23		24
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $29,899 in 2010 and $25,828 in 2009)	29,470		26,687	(1)
Fixed maturities - consolidated variable interest entites (fair value $570 in 2010)	614		0	(1)
Other investments	135		114
Cash and cash equivalents	2,121		2,323

Total investments and cash	88,230		73,192
Receivables	661		764
Accrued investment income	738		649
Deferred policy acquisition costs	9,734		8,533
Property and equipment, at cost less accumulated depreciation	620		593
Other	1,056	(2)	375

Total assets	$101,039		$84,106

(1)	Due to prospective application of accounting guidance adopted in 2010, consolidated fixed-maturity and perpetual-security variable interest entities (VIEs) are only disclosed separately in 2010.
(2)	Includes $564 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

December 31,

(In millions, except for share and per-share amounts)	2010	2009
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$72,103	$61,501
Unpaid policy claims	3,719	3,270
Unearned premiums	1,197	926
Other policyholders’ funds	5,437	3,548

Total policy liabilities	82,456	69,245
Notes payable	3,038	2,599
Income taxes	1,969	1,653
Payables for return of cash collateral on loaned securities	191	483
Other	2,329 (3)	1,709
Commitments and contingent liabilities (Note 14)

Total liabilities	89,983	75,689

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2010 and 2009; issued 662,660 shares in 2010 and 661,209 shares in 2009	66	66
Additional paid-in capital	1,320	1,228
Retained earnings	14,194	12,410
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	926	776
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than- temporarily impaired	36	(622)
Unrealized gains (losses) on other-than-temporarily impaired securities	(3)	(16)
Unrealized gains (losses) on derivatives	31	(2)
Pension liability adjustment	(128)	(107)
Treasury stock, at average cost	(5,386)	(5,316)

Total shareholders’ equity	11,056	8,417

Total liabilities and shareholders’ equity	$101,039	$84,106

(3)	Includes $741 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

(In millions, except for per-share amounts)	2010	2009	2008
Common stock:
Balance, beginning of period	$66	$66	$66

Balance, end of period	66	66	66

Additional paid-in capital:
Balance, beginning of period	1,228	1,184	1,054
Exercise of stock options	59	11	44
Share-based compensation	37	35	40
Gain (loss) on treasury stock reissued	(4)	(2)	46

Balance, end of period	1,320	1,228	1,184

Retained earnings:
Balance, beginning of period	12,410	11,306	10,637
Cumulative effect of change in accounting principle, net of income taxes	(25)	0	0
Net earnings	2,344	1,497	1,254
Dividends to shareholders ($1.14 per share in 2010, $.84 per share in 2009, and $1.24 per share in 2008)	(535)	(393)	(585)

Balance, end of period	14,194	12,410	11,306

Accumulated other comprehensive income (loss):
Balance, beginning of period	29	(582)	934
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	(320)	0	0
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	470	26	621
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	180	0	0
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	478	587	(2,085)
Change in unrealized gains (losses) on other-than- temporarily impaired investment securities, net of income taxes	13	(16)	0
Unrealized gains (losses) on derivatives during period, net of income taxes	33	0	0
Pension liability adjustment during period, net of income taxes	(21)	14	(52)

Balance, end of period	862	29	(582)

Treasury stock:
Balance, beginning of period	(5,316)	(5,335)	(3,896)
Purchases of treasury stock	(121)	(10)	(1,490)
Cost of shares issued	51	29	51

Balance, end of period	(5,386)	(5,316)	(5,335)

Total shareholders’ equity	$11,056	$8,417	$6,639

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

(In millions)	2010	2009	2008
Cash flows from operating activities:
Net earnings	$2,344	$1,497	$1,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	1,078	406	(10)
Increase in deferred policy acquisition costs	(416)	(358)	(462)
Increase in policy liabilities	3,448	3,019	3,235
Change in income tax liabilities	128	139	(271)
Realized investment (gains) losses	422	1,212	1,007
Other, net	(15)	246	212

Net cash provided (used) by operating activities	6,989	6,161	4,965

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	2,724	4,798	897
Fixed maturities matured or called	1,243	1,976	1,496
Perpetual securities sold	700	595	484
Equity securities sold	328	2	0
Securities held to maturity:
Fixed maturities matured or called	196	212	247
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(9,943)	(7,521)	(4,042)
Equity securities acquired	(330)	(2)	0
Securities held to maturity:
Fixed maturities acquired	(2,010)	(4,167)	(3,973)
Purchase of subsidiary	0	(83)	0
Cash received as collateral on loaned securities, net	(312)	(1,214)	670
Other, net	(28)	(72)	(62)

Net cash provided (used) by investing activities	(7,432)	(5,476)	(4,283)

Cash flows from financing activities:
Purchases of treasury stock	(121)	(10)	(1,490)
Proceeds from borrowings	748	1,405	0
Principal payments under debt obligations	(451)	(560)	(5)
Dividends paid to shareholders	(535)	(524)	(434)
Change in investment-type contracts, net	419	364	471
Treasury stock reissued	45	17	32
Other, net	56	7	43

Net cash provided (used) by financing activities	161	699	(1,383)

Effect of exchange rate changes on cash and cash equivalents	80	(2)	79

Net change in cash and cash equivalents	(202)	1,382	(622)
Cash and cash equivalents, beginning of period	2,323	941	1,563

Cash and cash equivalents, end of period	$2,121	$2,323	$941

Supplemental disclosures of cash flow information:
Income taxes paid	$1,017	$627	$765
Interest paid	134	61	27
Impairment losses included in realized investment losses	459	1,361	753
Noncash financing activities:
Capitalized lease obligations	3	2	3
Dividends declared	0	0	131
Treasury stock issued for:
Associate stock bonus	0	7	43
Shareholder dividend reinvestment	0	0	20
Share-based compensation grants	2	4	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

(In millions)	2010	2009	2008
Net earnings	$2,344	$1,497	$1,254

Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	131	65	164
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	370	(342)	(4,078)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	421	1,217	926
Unrealized gains (losses) on derivatives during period	51	0	(2)
Pension liability adjustment during period	(32)	22	(81)

Total other comprehensive income (loss) before income taxes	941	962	(3,071)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(32)	351	(1,555)

Other comprehensive income (loss), net of income taxes	973	611	(1,516)

Total comprehensive income (loss)	$3,317	$2,108	$(262)

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company’s total revenues in 2010, 73% in 2009 and 72% in 2008. The percentage of the Company’s total assets attributable to Aflac Japan was 86% at December 31, 2010, and 85% at December 31, 2009.

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

Significant Accounting Policies

Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the year. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions. Realized currency exchange gains and losses were immaterial during the three-year period ended December 31, 2010.

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

Subsequent to the adoption of updated accounting guidance on VIEs and QSPEs on January 1, 2010, our accounting treatment for these investments changed. The concept of QSPEs and their exemption from consolidation was eliminated, therefore, the former QSPEs are now VIEs which are evaluated for consolidation. We adopted the new criteria for evaluating VIEs for consolidation, which, instead of focusing on a quantitative approach, focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As a result of the application of this new guidance, we are the primary beneficiary of certain VIEs. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. Neither we nor any of our creditors have the ability to obtain the underlying collateral. Nor do we have control over the instruments in the VIEs, unless there is an event of default. This collateral is reported separately under the captions fixed maturities- and perpetual securities- consolidated variable interest entities on our balance sheet.

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

We use the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings. Securities transactions are accounted for based on values as of the trade date of the transaction.

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

Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, credit default swaps (CDSs) and/or foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable rate Uridashi notes.

From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, unless we have elected the fair value option, the derivative is separated from that contract, held at fair value and reported with the host instrument in the consolidated balance sheet, with changes in fair value reported in earnings. If we have elected the fair value option, the embedded derivative is not bifurcated, and the entire investment is held at fair value with changes in fair value reported in earnings.

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

Changes in the fair value of any of our derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income as long as they are deemed effective. Any hedge ineffectiveness is recorded immediately in current period earnings as a realized investment gain or loss. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of earnings in which the cash flows of the hedged item are recorded. Derivatives that are not designated as hedges are carried at fair value with all changes in fair value recorded as a realized investment gain or loss. We include the fair value of all freestanding derivatives in either other assets or other liabilities on the balance sheet.

We have designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 8) as nonderivative hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income).

For further information regarding derivatives and hedging, see Note 4.

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

Income Taxes: Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. We record deferred tax assets for tax positions taken based on our assessment of whether the tax position is more likely than not to be sustained upon examination by taxing authorities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

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

Share-Based Compensation: We measure compensation cost related to our share-based payment transactions at fair value on the grant date, and we recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award.

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

Another component of the impact of consolidation was related to the currency translation adjustments that were previously recognized for our beneficial interests in the VIEs that were yen-denominated. Since some of the underlying assets in the VIEs are dollar-denominated, the previously recognized currency translation adjustment was reversed.

The final component primarily relates to the fair value of CDSs included in the CDOs that had been designated as held to maturity. Under U.S. GAAP, these credit default swaps were recorded at fair value as a cumulative effect adjustment through retained earnings. The CDSs are not eligible for hedge accounting.

The following table summarizes the cumulative after-tax consolidation impact of adopting this new accounting guidance on January 1, 2010:

(In millions)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Cumulative valuation adjustments	$180	$0	$180
Currency translation adjustments	(320)	0	(320)
Swaps	0	(26)	(26)
Other	0	1	1

Total	$(140)	$(25)	$(165)

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

We concluded in the third quarter of 2008 that all of our investments in perpetual securities should be classified as available-for-sale securities. We also concluded that our perpetual securities should be evaluated for other-than-temporary impairments using an equity security impairment model for periods prior to June 30, 2008, as opposed to our previous policy of using a debt security impairment model. We recognized realized investment losses of $294 million ($191 million after-tax) in the third quarter of 2008 as a result of applying our equity impairment model to this class of securities through June 30, 2008, with the recognized losses consisting of amounts relating to 2008 and each prior year starting with 2004. The impact of classifying all of our perpetual securities as available-for-sale securities and assessing them for other-than-temporary impairments under our equity impairment model was determined to be immaterial to our results of operations and financial position for any previously reported period. Consistent with the previously mentioned SEC letter regarding the appropriate impairment model for hybrid securities, we have applied our debt security impairment model to our perpetual securities in periods subsequent to June 30, 2008, with the exception of certain securities that are rated below investment grade and are therefore being evaluated under our equity impairment model. We will continue with this approach pending further guidance from the SEC or the FASB.

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

We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact from ASC 810), the impact from ASC 815 (“Derivatives and Hedging”), and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the years ended December 31 follows:

(In millions)	2010	2009	2008
Revenues:
Aflac Japan:
Earned premiums:
Cancer	$6,852	$6,406	$5,718
Medical and other health	4,574	4,110	3,547
Life insurance	2,061	1,662	1,409
Net investment income	2,453	2,265	2,053
Other income	37	43	15

Total Aflac Japan	15,977	14,486	12,742

Aflac U.S.:
Earned premiums:
Accident/disability	2,104	2,012	1,941
Cancer	1,239	1,245	1,197
Other health	1,026	989	958
Life insurance	217	198	176
Net investment income	549	499	505
Other income	11	10	10

Total Aflac U.S.	5,146	4,953	4,787

Other business segments	51	51	38

Total business segment revenues	21,174	19,490	17,567
Realized investment gains (losses)	(422)	(1,212)	(1,007)
Corporate	217	137	85
Intercompany eliminations	(237)	(161)	(91)

Total revenues	$20,732	$18,254	$16,554

(In millions)	2010	2009	2008
Pretax earnings:
Aflac Japan	$3,283	$2,800	$2,250
Aflac U.S.	924	776	745
Other business segments	(3)	0	(1)

Total business segment pretax earnings	4,204	3,576	2,994
Interest expense, noninsurance operations	(140)	(73)	(26)
Corporate and eliminations	(57)	(68)	(42)

Pretax operating earnings	4,007	3,435	2,926
Realized investment gains (losses)	(422)	(1,212)	(1,007)
Impact from ASC 815	0	(4)	(5)
Gain on extinguishment of debt	0	16	0

Total earnings before income taxes	$3,585	$2,235	$1,914

Income taxes applicable to pretax operating earnings	$1,389	$1,158	$1,015
Effect of foreign currency translation on operating earnings	92	124	111

Assets as of December 31 were as follows:

(In millions)	2010	2009
Assets:
Aflac Japan	$87,061	$71,639
Aflac U.S.	13,095	11,779
Other business segments	155	142

Total business segments	100,311	83,560
Corporate	14,047	11,261
Intercompany eliminations	(13,319)	(10,715)

Total assets	$101,039	$84,106

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2010	2009	2008
Statements of Earnings:
Weighted-average yen/dollar exchange rate	87.69	93.49	103.46
Yen percent strengthening (weakening)	6.6%	10.7%	14.0%
Exchange effect on net earnings (in millions)	$191	$55	$55

	2010	2009
Balance Sheets:
Yen/dollar exchange rate at December 31	81.49	92.10
Yen percent strengthening (weakening)	13.0%	(1.2)%
Exchange effect on total assets (in millions)	$9,073	$(799)
Exchange effect on total liabilities (in millions)	9,104	(778)

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

(In millions)	2010	2009
Aflac Japan net assets	$8,907	$6,736
Aflac Japan dollar-denominated net assets	(5,625)	(4,000)

Aflac Japan yen-denominated net assets	3,282	2,736
Parent Company yen-denominated net liabilities	(1,041)	(962)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,241	$1,774

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 12 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2010	2009	2008
Management fees	$30	$26	$26
Allocated expenses	37	37	36
Profit repatriation	317	230	598

Total transfers from Aflac Japan	$384	$293	$660

Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $108 million (8.8 billion yen) at December 31, 2010, compared with $128 million (11.8 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

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

(In millions)	2010	2009	2008
Property and equipment:
Land	$170	$153	$146
Buildings	550	501	505
Equipment	309	293	265

Total property and equipment	1,029	947	916
Less accumulated depreciation	409	354	319

Net property and equipment	$620	$593	$597

Receivables:  Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2010, $293 million, or 44.3% of total receivables, were related to Aflac Japan’s operations, compared with $397 million, or 52.0%, at December 31, 2009.

3. INVESTMENTS

Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2010	2009	2008
Fixed-maturity securities	$2,695	$2,413	$2,204
Perpetual securities	328	367	375
Equity securities and other	4	3	3
Short-term investments and cash equivalents	6	6	22
Gross investment income	3,033	2,789	2,604
Less investment expenses	26	24	26
Net investment income	$3,007	$2,765	$2,578

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,607	$584	$14	$17,177
Mortgage- and asset-backed securities	1,224	35	15	1,244
Public utilities	2,554	117	80	2,591
Sovereign and supranational	903	47	12	938
Banks/financial institutions	5,927	152	1,177	4,902
Other corporate	5,733	136	457	5,412
Total yen-denominated	32,948	1,071	1,755	32,264
Dollar-denominated:
U.S. government and agencies	32	4	0	36
Municipalities	1,006	9	42	973
Mortgage- and asset-backed securities(1)	485	90	13	562
Collateralized debt obligations	5	0	0	5
Public utilities	2,568	246	36	2,778
Sovereign and supranational	395	63	2	456
Banks/financial institutions	3,496	143	108	3,531
Other corporate	7,167	662	79	7,750
Total dollar-denominated	15,154	1,217	280	16,091
Total fixed maturities	48,102	2,288	2,035	48,355
Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,080	172	533	6,719
Other corporate	328	15	0	343
Dollar-denominated:
Banks/financial institutions	419	61	30	450
Total perpetual securities	7,827	248	563	7,512
Equity securities	22	3	2	23
Total securities available for sale	$55,951	$2,539	$2,600	$55,890

(1)	Includes $4 of other-than-temporary non-credit-related losses

	2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$344	$4	$4	$344
Municipalities	407	18	2	423
Mortgage- and asset-backed securities	146	5	0	151
Public utilities	6,339	326	120	6,545
Sovereign and supranational	4,951	305	65	5,191
Banks/financial institutions	12,618	216	526	12,308
Other corporate	5,279	274	46	5,507
Total yen-denominated	30,084	1,148	763	30,469
Total securities held to maturity	$30,084	$1,148	$763	$30,469

	2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,710	$405	$174	$11,941
Mortgage- and asset-backed securities	549	13	0	562
Public utilities	2,284	145	79	2,350
Collateralized debt obligations	165	97	24	238
Sovereign and supranational	833	28	96	765
Banks/financial institutions	5,248	144	784	4,608
Other corporate	6,401	112	714	5,799
Total yen-denominated	27,190	944	1,871	26,263
Dollar-denominated:
U.S. government and agencies	221	3	7	217
Municipalities	519	4	28	495
Mortgage- and asset-backed securities(1)	586	9	78	517
Collateralized debt obligations	24	7	2	29
Public utilities	1,587	123	42	1,668
Sovereign and supranational	353	48	9	392
Banks/financial institutions	2,668	75	259	2,484
Other corporate	4,485	339	108	4,716
Total dollar-denominated	10,443	608	533	10,518
Total fixed maturities	37,633	1,552	2,404	36,781
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,964	311	604	6,671
Other corporate	291	28	0	319
Dollar-denominated:
Banks/financial institutions	299	30	56	273
Total perpetual securities	7,554	369	660	7,263
Equity securities	22	4	2	24
Total securities available for sale	$45,209	$1,925	$3,066	$44,068

(1)	Includes $25 of other-than-temporary non-credit-related losses

	2009
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$217	$6	$0	$223
Municipalities	281	1	4	278
Mortgage- and asset-backed securities	167	2	6	163
Collateralized debt obligations	109	0	14	95
Public utilities	5,235	180	138	5,277
Sovereign and supranational	4,248	161	143	4,266
Banks/financial institutions	11,775	140	984	10,931
Other corporate	4,455	142	104	4,493
Total yen-denominated	26,487	632	1,393	25,726
Dollar-denominated:
Collateralized debt obligations	200	0	98	102
Total dollar-denominated	200	0	98	102
Total securities held to maturity	$26,687	$632	$1,491	$25,828

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

Included in the available-for-sale fixed maturities portfolio are securities with embedded derivatives for which we have elected the fair value option. These securities were recorded at a fair value of $619 million at December 31, 2010, and $539 million at December 31, 2009. We recognized investment losses of $1 million and less than $1 million during the years ended December 31, 2010 and 2009, respectively, in earnings for the changes in fair value of these securities, which excludes the effects of foreign currency translation and additional fair value option elections.

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

During 2010, we reclassified six investments from the held-to maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. Three of these were investments in Greek financial institutions that, at the time of transfer, had an aggregate amortized cost of $998 million and an aggregate unrealized loss of $599 million. One of these was an investment in Greek sovereign debt that had an amortized cost of $178 million and an unrealized loss of $66 million at the time of transfer. This investment was sold at a pretax realized loss of $59 million prior to the end of the second quarter of 2010. The remaining two securities had an aggregate amortized cost of $267 million and an aggregate unrealized loss of $165 million at the time of the transfer.

During 2009, we reclassified 12 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. At the time of transfer, the securities had an aggregate amortized cost of $1.3 billion and an aggregate unrealized loss of $548 million.

During 2008, we transferred four CDO debt securities from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the bankruptcy filing and subsequent default of the swap counterparty, Lehman Brothers Special Financing Inc. (LBSF). At the time of the transfer and after an impairment loss of $20 million ($13 million after-tax), the securities had an aggregate amortized cost of $245 million and an aggregate unrealized gain of $3 million. We subsequently redeemed these CDO securities in the fourth quarter of 2009 and received the underlying collateral assets.

We transferred four other debt securities from the held-to-maturity portfolio to the available-for-sale portfolio during 2008 as a result of significant deterioration in the issuers’ creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $268 million and an aggregate unrealized loss of $131 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2010, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,373	$1,411	$94	$98
Due after one year through five years	4,485	4,809	308	341
Due after five years through 10 years	2,840	3,050	818	949
Due after 10 years	29,626	28,745	6,734	7,026
Mortgage- and asset-backed securities	1,365	1,470	345	336
Total fixed maturities available for sale	$39,689	$39,485	$8,299	$8,750

Held to maturity:
Due in one year or less	$683	$689	$0	$0
Due after one year through five years	1,104	1,154	0	0
Due after five years through 10 years	3,477	3,879	0	0
Due after 10 years	24,674	24,596	0	0
Mortgage- and asset-backed securities	146	151	0	0
Total fixed maturities held to maturity	$30,084	$30,469	$0	$0

At December 31, 2010, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $114 million at amortized cost and $120 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2010, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$399	$395	$0	$0
Due after one year through five years	1,559	1,632	5	5
Due after five years through 10 years	1,065	1,094	0	0
Due after 10 years	4,566	4,112	233	274
Total perpetual securities available for sale	$7,589	$7,233	$238	$279

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

Investment exposures that individually exceeded 10% of shareholders’ equity as of December 31 were as follows:

	2010			2009
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government	AA	$16,342	$16,861	AA	$11,167	$11,375
Israel Electric Corp.	*	*	*	BBB	889	869
Republic of Tunisia	*	*	*	BBB	868	862

*	Less than 10% of shareholders' equity at reporting date

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at December 31, 2010, based on amortized cost, was: Europe, excluding the United Kingdom (47%); United States (20%); United Kingdom (8%); Japan (8%); and other (17%).

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

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2010		2009
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$22,041	26%	$19,691	28%
Fair value	20,741	24	18,023	26
Perpetual Securities:
Upper Tier II:
Amortized cost	$4,957	6%	$4,909	7%
Fair value	4,748	5	4,938	7
Tier I:
Amortized cost	2,542	3	2,354	3
Fair value	2,421	3	2,006	3
Total:
Amortized cost	$29,540	35%	$26,954	38%
Fair value	27,910	32	24,967	36

As of December 31, 2010, our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain consisted of the following:

Investments in Greece, Ireland, Italy, Portugal and Spain

(In millions)	Amortized Cost		Fair Value
Sovereign and supranational:
Italy	$307		$306
Spain	730		782
Total	$1,037		$1,088

Banks and financial institutions:
Greece	$1,152		$391
Ireland	710		659
Italy	184		183
Portugal	859		770
Spain	526		503
Total	$3,431	(1)	$2,506

(1)	Represents 12% of total investments in the banks and financial institutions sector and 4% of total investments in debt and perpetual securities

During the fourth quarter of 2010, we recognized pretax other-than-temporary impairment losses of $287 million for two Irish financial institution securities that were rated below investment grade. Subsequent to December 31, 2010, we sold one of these Irish financial securities at its impaired price.

During the second quarter of 2010, the Greek financial institutions, which are Lower Tier II investments, were downgraded to below investment grade. As a result of the downgrades, we reclassified these investments from held to maturity to available for sale. While these financial institutions have significant investments in Greek Government Bonds (GGBs), we believe that these institutions will be solvent even if there is a future restructuring of GGBs and that they will have the ability to meet their obligations to us. In addition, we have the intent to hold these investments to recovery in value. As a result, we have not recognized an other-than-temporary impairment for these investments as of December 31, 2010.

With the exception of the securities discussed above, all other securities included in the table above were rated investment grade as of December 31, 2010.

During the second quarter of 2010, the creditworthiness of the Greek sovereign debt deteriorated, and we expected further deterioration in the performance of Greek debt as a result of the stressed economic environment. As a result, in June 2010 we sold our entire holdings of Greek sovereign debt and recognized an after-tax investment loss of $67 million.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2010	2009	2008
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$117	$258	$10
Gross losses from sales	(212)	(18)	(265)
Net gains (losses) from redemptions	1	1	3
Other-than-temporary impairment losses	(297)	(630)	(298)
Held to maturity:
Other-than-temporary impairment losses	0	0	(75)
Net gains (losses) from redemptions	2	1	0
Total debt securities	(389)	(388)	(625)
Perpetual securities:
Available for sale:
Gross gains from sales	133	4	0
Gross losses from sales	0	(101)	0
Other-than-temporary impairment losses	(160)	(729)	(379)
Held to maturity:
Gross gains from sales	0	0	5
Total perpetual securities	(27)	(826)	(374)
Equity securities:
Gross losses from sales	(2)	0	0
Other-than-temporary impairment losses	(2)	(2)	(1)
Total equity securities	(4)	(2)	(1)
Other assets:
Derivative gains (losses)	(1)	0	0
Other long-term assets	(1)	4	(7)
Total other assets	(2)	4	(7)
Total realized investment gains (losses)	$(422)	$(1,212)	$(1,007)

In 2010, we realized pretax investment losses of $459 million ($298 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment gains, net of losses, of $38 million ($25 million after-tax) from securities sold or redeemed in the normal course of business. We realized pretax investment losses, net of gains, of $1 million ($.7 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs that were required to be consolidated following the adoption of the new accounting guidance effective January 1, 2010.

In 2009, we realized pretax investment losses of $1,361 million ($884 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses of $101 million ($66 million after-tax) from the exchange of certain perpetual security investments into fixed-maturity securities. The losses were partially offset by pretax investment gains of $250 million ($162 million after-tax) that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

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

However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value. The determination of whether an impairment is other than temporary is subjective and involves the consideration of various factors and circumstances, which includes but is not limited to the following:

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory, legislative and political environment

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	other factors as may become available from time to time

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

Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent or requirement to sell the security prior to recovery of its amortized cost. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer, we generally do not sell investments prior to their maturity.

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

The following table details our pretax other-than-temporary impairment losses by investment category for the years ended December 31.

(In millions)	2010	2009	2008
Perpetual securities	$160	$729	$379
Corporate bonds	285	458	160
Collateralized debt obligations	0	148	213
Mortgage- and asset-backed securities	12	24	0
Equity securities	2	2	1
Total other-than-temporary impairment losses realized	$459	$1,361	$753

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. As of December 31, 2010, the perpetual securities of nine issuers we own had been downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities from evaluation under our equity impairment model of $41 million ($27 million after-tax) during 2010 and $729 million ($474 million after-tax) during 2009. We recognized an additional other-than-temporary impairment loss of $119 million ($77 million after-tax) during 2010 for one of these perpetual securities due to further deterioration in the issuer’s creditworthiness.

Impairments on mortgage- and asset-backed securities during 2010 were credit-related. During our review of certain mortgage- and asset-backed securities during 2009, we determined that a portion of the other-than-temporary impairment of the securities was credit-related. However, we concluded that a portion of the reduction in fair value below amortized cost was due to non-credit factors, which we believe we will recover. As a result, we recognized an impairment charge in earnings for credit-related declines in value of $24 million ($15 million after-tax) during 2009. We recorded an unrealized loss in other comprehensive income of $26 million ($17 million after-tax) during 2009 for the portion of the other-than-temporary impairment of these securities resulting from non-credit factors. We recorded an unrealized pretax investment gain of $21 million in 2010 and $1 million during 2009 in other comprehensive income for some of these mortgage- and asset-backed securities to reflect the change in fair value subsequent to their other-than-temporary impairment recognized previously in 2009.

The other-than-temporary impairment losses recognized during 2009, of which a portion was transferred to other comprehensive income, related only to the other-than-temporary impairment of certain of our investments in mortgage- and asset-backed securities. The other-than-temporary impairment charges related to credit and all other factors other than credit were determined using statistical modeling techniques. The model projects expected cash flows from the underlying mortgage pools assuming various economic recession scenarios including, more significantly, geographical and regional home data, housing valuations, prepayment speeds, and economic recession statistics. The following table summarizes cumulative credit-related impairment losses on securities still held at the end of the reporting period, for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings during the years ended December 31.

(In millions)	2010	2009
Cumulative credit loss impairments, beginning of period	$24	$0
Credit losses for which an other-than-temporary impairment was not previously recognized	0	24
Credit losses for which an other-than-temporary impairment was previously recognized	1	0
Securities sold during period	(12)	0
Cumulative credit loss impairments, end of period	$13	$24

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2010	2009	2008
Changes in unrealized gains (losses):
Debt securities:
Available for sale	$1,105	$170	$(2,134)
Transferred to held to maturity	(12)	(31)	(165)
Perpetual securities:
Available for sale	(24)	736	(850)
Equity securities	(1)	(1)	(3)
Total change in unrealized gains (losses)	$1,068	$874	$(3,152)

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2010	2009
Unrealized gains (losses) on securities available for sale	$(61)	$(1,141)
Unamortized unrealized gains on securities transferred to held to maturity	135	148
Deferred income taxes	(41)	356
Other	0	(1)
Shareholders' equity, unrealized gains (losses) on investment securities	$33	$(638)

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

	2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,634	$18	$1,634	$18	$0	$0
Municipalities:
Dollar-denominated	682	42	632	28	50	14
Yen-denominated	59	2	0	0	59	2
Mortgage- and asset- backed securities:
Dollar-denominated	78	13	20	0	58	13
Yen-denominated	415	15	415	15	0	0
Public utilities:
Dollar-denominated	556	36	498	28	58	8
Yen-denominated	2,877	200	766	47	2,111	153
Sovereign and supranational:
Dollar-denominated	45	2	12	0	33	2
Yen-denominated	1,579	77	428	1	1,151	76
Banks/financial institutions:
Dollar-denominated	1,484	108	753	22	731	86
Yen-denominated	10,609	1,703	1,506	40	9,103	1,663
Other corporate:
Dollar-denominated	1,741	79	1,456	52	285	27
Yen-denominated	4,503	503	507	45	3,996	458
Total fixed maturities	26,262	2,798	8,627	296	17,635	2,502
Perpetual securities:
Dollar-denominated	208	30	149	19	59	11
Yen-denominated	4,171	533	1,793	119	2,378	414
Total perpetual securities	4,379	563	1,942	138	2,437	425
Equity securities	13	2	13	1	0	1
Total	$30,654	$3,363	$10,582	$435	$20,072	$2,928

	2009
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$175	$7	$112	$3	$63	$4
Japan government and agencies:
Yen-denominated	5,760	174	5,456	153	304	21
Municipalities:
Dollar-denominated	378	28	322	11	56	17
Yen-denominated	223	4	223	4	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	338	78	78	3	260	75
Yen-denominated	54	6	35	0	19	6
Collateralized debt obligations:(1)
Dollar-denominated	117	100	0	0	117	100
Yen-denominated	181	38	0	0	181	38
Public utilities:
Dollar-denominated	465	42	200	10	265	32
Yen-denominated	3,290	217	592	37	2,698	180
Sovereign and supranational:
Dollar-denominated	92	9	43	3	49	6
Yen-denominated	2,331	239	948	31	1,383	208
Banks/financial institutions:
Dollar-denominated	1,325	259	305	14	1,020	245
Yen-denominated	10,306	1,768	807	313	9,499	1,455
Other corporate:
Dollar-denominated	1,393	108	535	13	858	95
Yen-denominated	6,084	818	1,643	93	4,441	725
Total fixed maturities	32,512	3,895	11,299	688	21,213	3,207
Perpetual securities:
Dollar-denominated	181	56	0	0	181	56
Yen-denominated	3,117	604	373	28	2,744	576
Total perpetual securities	3,298	660	373	28	2,925	632
Equity securities	6	2	3	1	3	1
Total	$35,816	$4,557	$11,675	$717	$24,141	$3,840

(1)	Beginning January 1, 2010, these investments are consolidated and are no longer reported as a single investment.

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the year ended December 31, 2010. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

As of December 31, 2010, 82% of the unrealized losses on investment securities in the municipalities sector and 54% of the unrealized losses on investment securities in the mortgage- and asset-backed securities sector were related to investments that were investment grade, compared with 74% and 39%, respectively, at the end of 2009.

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

	2010		2009
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	39%	54%	33%	44%
Perpetual securities:
Upper Tier II	9	10	5	5
Tier I	5	7	4	10
Total perpetual securities	14	17	9	15
Total	53%	71%	42%	59%

As of December 31, 2010, 53% of the $2.4 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 75% at December 31, 2009. The decrease in this percentage is primarily due to investments in Greek financial institutions that were downgraded to below investment grade in the second quarter of 2010, as discussed previously in the Investment Concentrations section. Of the $16.5 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at December 31, 2010, only $1.5 billion ($1.1 billion in unrealized losses) were below investment grade. Four investments comprised nearly 83% of the $1.1 billion unrealized loss. The remaining investments that comprised the unrealized loss were divided among 11 issuers with average unrealized losses per investment of less than $17 million. We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. In particular, for our investments rated below investment grade, we have observed improvements in the fair value of those investments during the last half of 2009 and continuing into 2010 resulting from improvements in the issuers’ capital structure, operating fundamentals and, to a lesser extent, the global economic environment. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of December 31, 2010, 51% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 58% at the end of 2009. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

As of December 31, 2010, 83% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 92% at December 31, 2009. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities
		2010			2009
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$190	$201	$11	$1,074	$1,121	$47
	A	3,279	3,250	(29)	2,514	2,552	38
	BBB	1,274	1,164	(110)	774	780	6
	BB or lower	542	476	(66)	838	803	(35)
Total Upper Tier II		5,285	5,091	(194)	5,200	5,256	56
Tier I:
	AA	0	0	0	329	255	(74)
	A	632	568	(64)	1,308	1,027	(281)
	BBB	1,386	1,296	(90)	275	208	(67)
	BB or lower	524	557	33	442	517	75
Total Tier I		2,542	2,421	(121)	2,354	2,007	(347)
Total		$7,827	$7,512	$(315)	$7,554	$7,263	$(291)

With the exception of the Icelandic bank securities that we completely impaired in 2008, our Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at December 31, 2010), and our RBS Capital Trust II dollar-denominated Tier I perpetual security (par value of $38 million at December 31, 2010), all of the perpetual securities we own were current on interest and principal payments at December 31, 2010. Based on amortized cost as of December 31, 2010, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (71%); the United Kingdom (10%); Japan (14%); and other (5%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

Qualified Special Purpose Entities (QSPEs) and Variable Interest Entities (VIEs)

As discussed in Note 1, effective January 1, 2010, we have consolidated all of the components of each former QSPE investment, including a fixed-maturity or perpetual investment and a corresponding derivative transaction. Our risk of loss over the life of each investment is limited to the amount of our original investment. In addition, new criteria for determining the primary beneficiary of a VIE that was effective January 1, 2010, has resulted in the consolidation of additional VIE investments. Under accounting guidance in effect at December 31, 2009, QSPEs were exempt from consolidation and VIEs were evaluated for consolidation using a quantitative approach.

The following table details our investments in VIEs and former QSPEs as of December 31.

Investments in Qualified Special Purpose Entities

and Variable Interest Entities

	2010				2009
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
QSPEs:
Total QSPEs	$0		$0		$4,405	$4,089

VIEs:
Consolidated:
Total VIEs consolidated	$7,201	(1)	$7,363	(1)	$1,809	$1,522
Not consolidated:
CDOs	5		5		498	464
Other	13,914		13,214		727	689
Total VIEs not consolidated	13,919		13,219		1,225	1,153
Total VIEs	$21,120		$20,582		$3,034	$2,675

(1)	Includes CDOs and former QSPEs consolidated beginning on January 1, 2010

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

VIEs - Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or credit default swaps, as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default. Further, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment.

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

VIEs – Not Consolidated

With the exception of one CDO investment, the VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments are comprised of securities from 155 separate issuers which have an average credit rating of A. The increase in the amounts disclosed for VIEs not consolidated of $12.7 billion at amortized cost at December 31, 2010, compared with December 31, 2009, was due to a change in disclosure requirements that was effective January 1, 2010.

Securities Lending and Pledged Securities

We lend fixed-maturity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or unrestricted cash received as collateral be 102% or more of the fair value of the loaned securities. The following table presents our security loans outstanding and the corresponding collateral held as of December 31:

(In millions)	2010	2009
Security loans outstanding, fair value	$186	$467
Cash collateral on loaned securities	191	483

All security-lending agreements are callable by us at any time.

At December 31, 2010, debt securities with a fair value of $19 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations.

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of December 31, 2010, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

As a result of consolidation of certain VIE investments on January 1, 2010, we began recognizing related credit default swaps that assume credit risk from an asset pool. Those consolidated VIEs will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment by delivery of associated collateral, which consists of highly rated asset-backed securities, if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced obligations. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the consolidated VIE assumes credit risk primarily reference investment grade baskets. The diversified portfolios of corporate issuers are established within sector concentration limits.

The following table presents the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit default swaps as of December 31, 2010.

	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(340)	$(118)	$(416)	$(225)	$(756)	$(343)

Derivative Balance Sheet Classification

The tables below summarize the balance sheet classification of the Company’s derivative fair value amounts, as well as the gross asset and liability fair value amounts, at December 31. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated. Notional amounts are not reflective of credit risk.

	2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$245	$(2)	$0	$(2)
Foreign currency swaps	615	170	180	(10)
Total cash flow hedges	860	168	180	(12)
Non-qualifying strategies:
Interest rate swaps	743	56	124	(68)
Foreign currency swaps	3,815	(58)	260	(318)
Credit default swaps	756	(343)	0	(343)
Total non-qualifying strategies	5,314	(345)	384	(729)
Total cash flow hedges and non-qualifying strategies	$6,174	$(177)	$564	$(741)

Balance Sheet Location
Other assets	$2,364	$564	$564	$0
Other liabilities	3,810	(741)	0	(741)
Total derivatives	$6,174	$(177)	$564	$(741)

	2009
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$217	$(3)	$0	$(3)

Balance Sheet Location
Other liabilities	$217	$(3)	$0	$(3)
Total derivatives	$217	$(3)	$0	$(3)

Hedging

As part of the adoption of the new accounting requirements associated with VIEs, we considered whether the interest rate and/or foreign currency swaps in the consolidated VIEs would qualify for hedge accounting treatment on January 1, 2010. For those that qualified, the Company designated the derivative on January 1, 2010, as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 22 years. The remaining derivatives that did not qualify for hedge accounting were designated on January 1, 2010, as held for other investment purposes (“non-qualifying strategies”).

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 8). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a cash flow hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings as a component of realized investment gains (losses). All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

When hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in other comprehensive income are reclassified into earnings when earnings are impacted by the cash flow of the hedged item.

Cash Flow Hedges

The only cash flow hedges that we had in 2009 and 2008 were related to the interest rate swaps on our variable interest rate Uridashi debt. These hedges were effective during those years, and the unrealized loss recognized for those interest rate swaps in other comprehensive income was immaterial for the years ended December 31, 2009 and 2008. Upon consolidation of certain VIEs and their related interest rate, foreign currency, and credit default swaps on January 1, 2010, some of the interest rate and foreign currency swaps qualified for hedge accounting as cash flow hedges.

The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges for the year ended December 31, 2010:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$1	$0
Foreign currency swaps	50	20
Total	$51	$20

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, pretax deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

In 2009 and 2008, we did not have any derivatives that did not qualify for hedge accounting. Upon consolidation of certain VIEs and their related interest rate, foreign currency, and credit default swaps on January 1, 2010, some of the swaps did not qualify for hedge accounting. For those swaps that did not qualify for hedge accounting, all changes in their fair value are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies for the year ended December 31, 2010:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)
Interest rate swaps	$7
Foreign currency swaps	3
Credit default swaps	(31)
Total	$(21)

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income. For the year ended December 31, 2010, the change in value of our total investment in these VIEs, consisting of swaps and their associated fixed income or perpetual securities, had an impact of $613 million on total shareholders’ equity.

Nonderivative Hedges

We have designated a majority of the Parent Company’s yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 8) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the years ended December 31, 2010 and 2008; therefore, there was no impact on net earnings during those years for the foreign exchange effect of the designated Parent Company yen-denominated liabilities. We recognized an immaterial loss in net earnings during the year ended December 31, 2009, for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the years ended December 31, 2010, 2009 and 2008.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

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

	2010
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$16,534	$679	$0	$17,213
Municipalities	0	973	0	973
Mortgage- and asset-backed securities	0	1,539	267	1,806
Public utilities	0	5,369	0	5,369
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,394	0	1,394
Banks/financial institutions	0	8,047	386	8,433
Other corporate	0	13,162	0	13,162
Total fixed maturities	16,534	31,163	658	48,355
Perpetual securities:
Banks/financial institutions	0	7,169	0	7,169
Other corporate	0	343	0	343
Total perpetual securities	0	7,512	0	7,512
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	124	0	124
Foreign currency swaps	0	151	289	440
Total other assets	0	275	289	564
Total assets	$16,548	$38,955	$951	$56,454

Liabilities:
Interest rate swaps	$0	$70	$0	$70
Foreign currency swaps	0	280	48	328
Credit default swaps	0	0	343	343
Total liabilities	$0	$350	$391	$741

	2009
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$10,178	$1,980	$0	$12,158
Municipalities	0	495	0	495
Mortgage- and asset-backed securities	0	1,017	62	1,079
Public utilities	35	3,486	497	4,018
Collateralized debt obligations(1)	0	0	267	267
Sovereign and supranational	0	864	293	1,157
Banks/financial institutions	0	5,852	1,240	7,092
Other corporate	13	9,254	1,248	10,515
Total fixed maturities	10,226	22,948	3,607	36,781
Perpetual securities:
Banks/financial institutions	0	5,503	1,441	6,944
Other corporate	0	319	0	319
Total perpetual securities	0	5,822	1,441	7,263
Equity securities	15	0	9	24
Total assets	$10,241	$28,770	$5,057	$44,068

Liabilities:
Interest rate swaps	$0	$3	$0	$3
Total liabilities	$0	$3	$0	$3

(1)	Beginning January 1, 2010, the majority of these investments are consolidated and are no longer reported as a single investment.

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

The interest rate and certain foreign currency derivative instruments classified as Level 2 were priced by broker quotations using inputs that are observable in the market. Inputs used to value derivatives include, but are not limited to, interest rates, foreign currency forward and spot rates, and interest volatility. For derivatives associated with any of our VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements provided by the broker incorporate the credit risk of the collateral associated with the VIE and counterparty credit risk.

The fair value of our interest rate swap contracts associated with our variable interest rate yen-denominated debt is based on the amount we would expect to receive or pay to terminate the swaps. The prices used to determine the value of the swaps are obtained from the respective swap counterparties and take into account current interest rates, duration and credit risk.

The fixed maturities, perpetual securities and derivatives classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs unobservable. The equity securities classified in Level 3 are related to investments in Japanese businesses, each of which are insignificant and in the aggregate are immaterial. Because fair values for these investments are not readily available, we carry them at their original cost. We review each of these investments periodically and, in the event we determine that any are other-than-temporarily impaired, we write them down to their estimated fair value at that time.

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3 for the years ended December 31.

					2010
(In millions)	Balance, Beginning of Period	Effect of Change in Accounting Principle(1)	Revised Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales, and Settlements	Transfers Into and/or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(2)
Fixed maturities:
Mortgage- and asset-backed securities	$62	$0	$62	$(1)	$20	$(7)	$193	$267	$0
Public utilities	497	0	497	0	(9)	(2)	(486)	0	0
Collateralized debt obligations	267	(263)	4	1	0	0	0	5	0
Sovereign and supranational	293	0	293	0	5	0	(298)	0	0
Banks/financial institutions	1,240	0	1,240	6	69	(177)	(752)	386	0
Other corporate	1,248	0	1,248	0	6	0	(1,254)	0	0

Total fixed maturities	3,607	(263)	3,344	6	91	(186)	(2,597)	658	0

Perpetual securities:
Banks/financial institutions	1,441	0	1,441	108	51	(585)	(1,015)	0	0

Total perpetual securities	1,441	0	1,441	108	51	(585)	(1,015)	0	0

Equity securities	9	0	9	0	0	0	(5)	4	0

Derivatives:
Foreign currency swaps	0	0	0	1	0	0	240	241	1
Credit default swaps	0	(312)	(312)	(31)	0	0	0	(343)	(31)

Total derivatives	0	(312)	(312)	(30)	0	0	240	(102)	(30)

Total	$5,057	$(575)	$4,482	$84	$142	$(771)	$(3,377)	$560	$(30)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3 and 4 for additional information.
(2)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2010

	2009
(In millions)	Balance, Beginning of Period	Realized Gains or Losses Included in Earnings	Unrealized Gains or Losses Included in Other Comprehensive Income	Purchases, Issuances, Sales and Settlements	Transfers Into and/or Out of Level 3	Balance, End of Period	Change in Unrealized Gains (Losses) Still Held(1)
Fixed maturities:
Mortgage- and asset-backed securities	$35	$0	$(1)	$31	$(3)	$62	$0
Public utilities	502	0	(14)	0	9	497	0
Collateralized debt obligations(2)	19	(140)	275	(14)	127	267	(148)
Sovereign and supranational	260	0	33	0	0	293	0
Banks/financial institutions	876	(75)	194	(243)	488	1,240	0
Other corporate	898	0	150	0	200	1,248	0

Total fixed maturities	2,590	(215)	637	(226)	821	3,607	(148)

Perpetual securities:
Banks/financial institutions	412	(426)	510	0	945	1,441	(427)

Total perpetual securities	412	(426)	510	0	945	1,441	(427)

Equity securities	4	0	(1)	0	6	9	0

Total	$3,006	$(641)	$1,146	$(226)	$1,772	$5,057	$(575)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2009

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

During the year ended December 31, 2010, we transferred investments totaling $716 million into Level 3 from Level 2 as a result of lack of visibility to observe significant inputs to price and due to credit downgrades of respective issuers of securities to below investment grade. We also transferred $240 million of foreign currency swaps into Level 3 from Level 2 as a result of lack of visibility to observe significant inputs to price. During the same period, we transferred investments totaling $4.3 billion into Level 2 from Level 3 as a result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers. During the year ended December 31, 2009, we transferred investments totaling $1.8 billion into Level 3 as a result of credit downgrades of the respective issuers of the securities to below investment grade.

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

Some of these securities require the calculation of a theoretical forward exchange rate which is developed by using yen swap rates, U.S. dollar swap rates, interest rate volatilities, and spot exchange rates. The forward exchange rate is then used to convert all future dollar cash flows of the bond, where applicable, into yen cash flows. Additionally, credit spreads for the individual issuers are key valuation inputs of these securities. Finally, in pricing securities with a call option, the assumptions regarding interest rates in the U.S. and Japan are considered to be significant valuation inputs. Collectively, these valuation inputs are included to estimate the fair values of these securities at each reporting date.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2010		2009
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$72,570	$72,999	$63,468	$62,609
Fixed-maturity securities - consolidated variable interest entites	5,869	5,825	0	0
Perpetual securities	5,974	5,974	7,263	7,263
Perpetual securities - consolidated variable interest entites	1,538	1,538	0	0
Equity securities	23	23	24	24
Interest rate, foreign currency, and credit default swaps	564	564	0	0
Liabilities:
Notes payable (excluding capitalized leases)	3,032	3,248	2,593	2,683
Interest rate, foreign currency, and credit default swaps	741	741	3	3
Obligation to Japanese policyholder protection corporation	108	108	128	128

As mentioned previously, we determine the fair values of our debt, perpetual and privately issued equity securities and our derivatives using three basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, pricing models, and price quotes we obtain from outside brokers.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $19.9 billion at December 31, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,095)	+50 bps	$(1,091)	+50 bps	$(211)
-50 bps	1,206	-50 bps	1,176	-50 bps	28

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $28.8 billion at December 31, 2010. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,822)	+50 bps	$(1,656)	+50 bps	$(396)
-50 bps	1,889	-50 bps	1,692	-50 bps	496

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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred during the year were $1.44 billion in 2010, compared with $1.30 billion in 2009 and $1.24 billion in 2008. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2010		2009
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,846	$2,687	$5,644	$2,593
Capitalization	929	516	787	513
Amortization	(597)	(433)	(523)	(419)
Foreign currency translation and other	786	0	(62)	0

Balance, end of year	$6,964	$2,770	$5,846	$2,687

Commissions deferred as a percentage of total acquisition costs deferred were 77% in 2010 and 76% in both 2009 and 2008.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 44% in 2010 and 43% in both 2009 and 2008. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2010	2009	2008
Advertising expense:
Aflac Japan	$112	$106	$86
Aflac U.S.	116	107	118

Total advertising expense	$228	$213	$204

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2010	2009	2008
Depreciation expense	$60	$60	$57
Other amortization expense	22	21	17

Total depreciation and other amortization expense(1)	$82	$81	$74

(1)	Aflac Japan accounted for $48 in 2010, $46 in 2009 and $43 in 2008.

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2010	2009	2008
Lease and rental expense:
Aflac Japan	$68	$72	$68
Aflac U.S.	8	8	9
Other	1	1	1

Total lease and rental expense	$77	$81	$78

7. POLICY LIABILITIES

Policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 87% and 5% of total policy liabilities at December 31, 2010, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2010	2009	Year of Issue	In 20 Years
Health insurance:

Japan:	2005 - 2010	$1,577	$798	1.5 -2.75%	1.5 -2.75%
	1999 - 2010	13,034	10,815	3.0	3.0
	1997 - 1999	3,942	3,438	3.5	3.5
	1995 - 1996	434	372	4.0	4.0
	1994 - 1996	5,649	4,927	4.5	4.5
	1987 - 1994	24,420	21,563	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	5,634	5,084	6.5 - 6.75	5.5
	1974 - 1979	993	939	7.0	5.0

U.S.:	2005 - 2010	2,293	1,935	5.5	5.5
	1998 - 2004	1,123	1,122	7.0	7.0
	1988 - 2004	845	940	8.0	6.0
	1986 - 2004	1,337	1,349	6.0	6.0
	1985 - 1986	24	24	6.5	6.5
	1981 - 1986	188	196	7.0	5.5
	Other	26	28

Life insurance:
Japan:	2010	262	0	2.25	2.25
	2007 - 2010	503	402	2.75	2.75
	2006 - 2010	753	462	2.5	2.5
	2001 - 2010	1,163	904	1.65 -1.85	1.65 -1.85
	1999 - 2010	2,543	1,660	3.0	3.0
	1997 - 2009	904	782	3.5	3.5
	1994 - 1996	1,334	1,173	4.0	4.0
	1985 - 1993	2,877	2,401	5.25 -5.65	5.25 -5.65

U.S.:	1956 - 2010	245	187	4.0 - 6.0	4.0 - 6.0

Total		$72,103	$61,501

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.4% in 2010, 4.5% in 2009 and 4.6% in 2008; and for U.S. policies, 6.0% in 2010 and 6.1% in both 2009 and 2008.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2010	2009	2008
Unpaid supplemental health claims, beginning of year	$3,105	$2,959	$2,332
Add claims incurred during the year related to:
Current year	7,262	6,864	6,127
Prior years	(332)	(398)	(253)

Total incurred	6,930	6,466	5,874

Less claims paid during the year on claims incurred during:
Current year	5,003	4,683	4,177
Prior years	1,787	1,618	1,476

Total paid	6,790	6,301	5,653

Effect of foreign exchange rate changes on unpaid claims	279	(19)	406

Unpaid supplemental health claims, end of year	3,524	3,105	2,959
Unpaid life claims, end of year	195	165	159

Total liability for unpaid policy claims	$3,719	$3,270	$3,118

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.

8. NOTES PAYABLE

A summary of notes payable as of December 31 follows:

(In millions)	2010		2009
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	0
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		0
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	184		163
2.26% notes due September 2016 (principal amount 8 billion yen)	98		87
Variable interest rate notes due September 2011 (.66% at December 2010, principal amount 20 billion yen)	245		217
Yen-denominated Samurai notes:
.71% notes paid July 2010 (principal amount 39.4 billion yen)	0		428
1.87% notes due June 2012 (principal amount 26.6 billion yen)	327		289
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	123		109
3.00% loan due August 2015 (principal amount 5 billion yen)	61		54
Capitalized lease obligations payable through 2016	6		6

Total notes payable	$3,038		$2,599

(1)	$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In 2010 and 2009, we issued a total of $2.0 billion of senior notes through U.S. public debt offerings. The details of these notes are as follows. In August 2010, we issued $450 million and $300 million of senior notes that have 30-year and five-year maturities, respectively. In December 2009, we issued $400 million of senior notes that have a 30-year maturity. In May 2009, we issued $850 million of senior notes that have a 10-year maturity. These senior notes pay interest semi-annually and are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

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

The Parent Company issued yen-denominated Samurai notes totaling 30 billion yen in June 2007 and 40 billion yen in July 2005. These Samurai notes each have five-year maturities. In July 2010, we redeemed the Samurai notes issued in 2005 upon their maturity. The Samurai notes pay interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. persons.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2010, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2011	$429	$2	$431
2012	327	2	329
2013	0	1	1
2014	0	1	1
2015	484	0	484
Thereafter	1,798	0	1,798

Total	$3,038	$6	$3,044

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2010. No events of default or defaults occurred during 2010 and 2009.

9. INCOME TAXES

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total
2010:
Current	$513	$349	$862
Deferred	546	(167)	379

Total income tax expense	$1,059	$182	$1,241

2009:
Current	$565	$265	$830
Deferred	62	(154)	(92)

Total income tax expense	$627	$111	$738

2008:
Current	$409	$227	$636
Deferred	109	(85)	24

Total income tax expense	$518	$142	$660

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2010	2009	2008
Income taxes based on U.S. statutory rates	$1,255	$782	$670
Utilization of foreign tax credit	(31)	(29)	(27)
Nondeductible expenses	10	11	11
Other, net	7	(26)	6

Income tax expense	$1,241	$738	$660

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2010	2009	2008
Statements of earnings	$1,241	$738	$660

Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(339)	39	(457)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	447	728	(716)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(147)	(424)	(353)
Unrealized gains (losses) on derivatives during period	18	0	0
Pension liability adjustment during period	(11)	8	(29)

Total income tax expense (benefit) related to items of other comprehensive income (loss)	(32)	351	(1,555)

Additional paid-in capital (exercise of stock options)	(31)	(3)	(16)
Cumulative effect of change in accounting principle	(89)	0	0

Total income taxes	$1,089	$1,086	$(911)

Changes in unrealized foreign currency translation gains/losses included a deferred income tax benefit of $337 million in 2010, compared with a deferred income tax expense of $14 million in 2009 and a deferred income tax benefit of $329 million in 2008.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2010	2009
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,814	$2,422
Unrealized gains on investment securities	114	0
Difference in tax basis of investment in Aflac Japan	0	369
Premiums receivable	151	149
Policy benefit reserves	1,583	751
Other	297	0

Total deferred income tax liabilities	4,959	3,691

Deferred income tax assets:
Depreciation	144	109
Policyholder protection corporation obligation	22	27
Difference in tax basis of investment in Aflac Japan	244	0
Other basis differences in investment securities	1,557	426
Unfunded retirement benefits	44	44
Other accrued expenses	70	64
Unrealized losses on investment securities	0	700
Policy and contract claims	107	83
Unrealized exchange loss on yen-denominated notes payable	142	124
Deferred compensation	168	118
Capital loss carryforwards	374	188
Other	385	505

Total deferred income tax assets	3,257	2,388

Net deferred income tax liability	1,702	1,303
Current income tax liability	267	350

Total income tax liability	$1,969	$1,653

A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. In prior years, we established valuation allowances primarily for alternative minimum tax credit and non-life operating loss carryforwards that exceeded projected future offsets. As of December 31, 2010, no valuation allowances were required. Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $17 million and $39 million expiring in 2029 and 2030, respectively, and no tax credit carryforwards available at December 31, 2010. The Company has capital loss carryforwards of $1,070 million available to offset capital gains, of which $7 million expires in 2011, $214 million expires in 2013, $299 million expires in 2014 and $550 million expires in 2015.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2007 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2010		2009
Balance, beginning of year	$17	(1)	$57	(1)
Additions for tax positions of prior years	7		1
Settlements	0		(37)
Reductions for tax positions of prior years	0		(4)

Balance, end of year	$24	(1)	$17	(1)

(1)	Amounts do not include tax deductions of $8 at December 31, 2010, $6 at December 31, 2009, and $20 at January 1, 2009.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2010, are $24 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $16 million at December 31, 2009. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2010, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $3 million in interest and penalties in 2010, compared with $1 million in 2009 and $5 million in 2008. The Company has accrued approximately $14 million for the payment of interest and penalties as of December 31, 2010, compared with $11 million a year ago.

As of December 31, 2010, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

10. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2010	2009	2008
Common stock - issued:
Balance, beginning of year	661,209	660,035	658,604
Exercise of stock options and issuance of restricted shares	1,451	1,174	1,431

Balance, end of year	662,660	661,209	660,035

Treasury stock:
Balance, beginning of year	192,641	193,420	172,074
Purchases of treasury stock:
Open market	2,000	0	23,201
Other	192	264	146
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	0	(355)	(1,523)
Exercise of stock options	(1,752)	(556)	(413)
Other	(82)	(132)	(65)

Balance, end of year	192,999	192,641	193,420

Shares outstanding, end of year	469,661	468,568	466,615

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2010	2009	2008
Anti-dilutive share-based awards	3,252	9,603	2,179

The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2010	2009	2008
Weighted-average outstanding shares used for calculating basic EPS	469,038	466,552	473,405
Dilutive effect of share-based awards	4,047	2,511	5,410

Weighted-average outstanding shares used for calculating diluted EPS	473,085	469,063	478,815

Share Repurchase Program: During 2010, we repurchased 2.0 million shares of our common stock in the open market. During 2009, we did not repurchase any shares and in 2008, we repurchased 23.2 million shares of our common stock in the open market.

As of December 31, 2010, a remaining balance of 30.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. The 30.4 million shares available for purchase were comprised of .4 million shares remaining from an authorization by the board of directors in 2006 and 30.0 million shares remaining from a board authorization in 2008.

Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

11. SHARE-BASED COMPENSATION

As of December 31, 2010, the Company has outstanding share-based awards under two long-term incentive compensation plans.

The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and generally vest after three years. The exercise price of options granted under this plan is equal to the fair market value of a share of the Company’s common stock at the date of grant. Options granted before the plan’s expiration date remain outstanding in accordance with their terms.

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2010, approximately 16.4 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table presents the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2010	2009	2008
Earnings from continuing operations	$39	$38	$42
Earnings before income taxes	39	38	42
Net earnings	27	27	29

Net earnings per share:
Basic	$.06	$.06	$.06
Diluted	.06	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $17.81 for 2010, compared with $8.89 for 2009 and $17.21 in 2008. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2010	2009	2008
Expected term (years)	6.9	6.6	7.0
Expected volatility	36.0%	32.0%	25.0%
Annual forfeiture rate	1.8	1.6	.8
Risk-free interest rate	3.1	3.2	3.5
Dividend yield	1.3	1.3	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2007	16,577	$34.46
Granted in 2008	1,703	59.78
Canceled in 2008	(146)	44.69
Exercised in 2008	(1,798)	25.91

Outstanding at December 31, 2008	16,336	37.95
Granted in 2009	2,220	26.74
Canceled in 2009	(161)	35.62
Exercised in 2009	(1,978)	26.13

Outstanding at December 31, 2009	16,417	37.89
Granted in 2010	1,342	48.41
Canceled in 2010	(187)	36.77
Exercised in 2010	(3,066)	27.55

Outstanding at December 31, 2010	14,506	$41.06

(In thousands of shares)	2010	2009	2008
Shares exercisable, end of year	10,720	12,523	12,382

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010.

(In thousands of shares)	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99 - $31.47	3,210	4.8	$26.03	1,968	$28.53
31.48 - 40.23	2,679	4.3	36.73	2,574	36.69
40.30 - 43.67	2,981	4.1	41.85	2,955	41.84
43.94 - 47.25	2,468	7.0	46.28	1,439	46.03
47.33 - 61.81	3,053	7.2	54.80	1,735	52.20
61.84 - 67.67	115	7.2	64.72	49	62.87

$14.99 - $67.67	14,506	5.4	$41.06	10,720	$40.50

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $56.43 as of December 31, 2010, for those awards that have an exercise price currently below the closing price. As of December 31, 2010, the aggregate intrinsic value of stock options outstanding was $230 million, with a weighted-average remaining term of 5.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $173 million, with a weighted-average remaining term of 4.4 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2010	2009	2008
Total intrinsic value of options exercised	$68	$34	$59
Cash received from options exercised	73	22	38
Tax benefit realized as a result of options exercised and restricted stock releases	30	15	23

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2007	974	$45.65
Granted in 2008	302	61.00
Canceled in 2008	(17)	52.86
Vested in 2008	(262)	39.95

Restricted stock at December 31, 2008	997	51.68
Granted in 2009	579	23.79
Canceled in 2009	(15)	39.97
Vested in 2009	(342)	47.30

Restricted stock at December 31, 2009	1,219	39.81
Granted in 2010	468	47.53
Canceled in 2010	(41)	41.31
Vested in 2010	(372)	47.80

Restricted stock at December 31, 2010	1,274	$40.26

As of December 31, 2010, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $22 million, of which $10 million (637 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

12. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

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

•

Aflac has reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan’s sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

•

Aflac utilizes book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP. As of December 31, 2010 and 2009, the underlying separate account assets had unrealized losses of $113 million and $98 million, respectively.

•

Aflac utilizes the services of two Japanese rating agencies – Rating and Investment Information, Incorporated (R&I) and Japan Credit Rating Agency, Limited (JCR) – for rating Aflac’s investment holdings in Tohoku Electric Power Company Incorporated (Tohoku). The securities issued by Tohoku are no longer rated by an NAIC Acceptable Rating Organization (ARO), causing NAIC rating downgrades only due to lack of coverage by these organizations. For 2010 and 2009, there was no impact on surplus due to unrealized losses for this permitted practice as the fair value of these investments exceeds book/adjusted carrying value. There was also no impact on surplus from the calculation of the Asset Valuation Reserve (AVR) on these investments due to the large amount of realized capital losses already in the calculation.

A reconciliation of Aflac’s capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2010	2009
Capital and surplus, Nebraska state basis	$6,740	$5,768
State Permitted Practice:
Refundable lease deposits – Japan	(51)	(46)
Separate Account Funding Agreements	(113)	(98)

Capital and surplus, NAIC basis	$6,576	$5,624

As determined on a U.S. statutory accounting basis, Aflac’s net income was $1.5 billion in 2010, $1.4 billion in 2009 and $1.2 billion in 2008. Capital and surplus was $6.7 billion at December 31, 2010 and $5.8 billion at December 31, 2009.

Net assets of the insurance subsidiaries aggregated $12.9 billion at December 31, 2010, on a GAAP basis, compared with $10.1 billion a year ago. Aflac Japan accounted for $8.9 billion, or 68.5% of net assets at December 31, 2010, compared with $6.7 billion, or 66.7%, at December 31, 2009.

Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a Nebraska statutory accounting basis as of December 31 were as follows:

(In millions)	2010	2009
Net assets on GAAP basis	$12,902	$10,086
Adjustment of carrying values of investments	148	990
Elimination of deferred policy acquisition cost asset	(9,566)	(8,395)
Adjustment to policy liabilities	2,309	2,348
Adjustment to deferred income taxes	670	695
Other, net	277	44

Capital and surplus, Nebraska state basis	$6,740	$5,768

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $2.3 billion at December 31, 2010, and $1.9 billion at December 31, 2009. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2011 in excess of $1.4 billion would require such approval. Dividends declared by Aflac during 2010 were $370 million.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2010	2009	2008	2010	2009	2008
Profit repatriation	$317	$230	$598	28.7	20.0	64.1

13. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States.

Reconciliations of the funded status of the basic employee defined-benefit pension plans with amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	2010		2009
(In millions)	Japan	U.S.	Japan	U.S.
Projected benefit obligation:
Benefit obligation, beginning of year	$181	$235	$169	$201
Service cost	14	12	13	10
Interest cost	5	13	4	12
Actuarial loss (gain)	9	26	0	16
Benefits paid	(4)	(5)	(3)	(4)
Effect of foreign exchange rate changes	25	0	(2)	0

Benefit obligation, end of year	230	281	181	235

Plan assets:
Fair value of plan assets, beginning of year	114	169	94	128
Actual return on plan assets	1	25	8	35
Employer contribution	20	20	17	10
Benefits paid	(4)	(5)	(4)	(4)
Effect of foreign exchange rate changes	16	0	(1)	0

Fair value of plan assets, end of year	147	209	114	169

Funded status	$ (83)	$ (72)	$ (67)	$ (66)

Accumulated benefit obligation	$199	$218	$156	$181

At December 31, 2010, other liabilities included a liability for both plans in the amount of $155 million, compared with $133 million a year ago. We plan to make contributions of $21 million to the Japanese plan and $20 million to the U.S. plan in 2011.

The following table summarizes the amounts included in accumulated other comprehensive income as of December 31.

	2010		2009		2008
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Net actuarial loss	$71	$100	$56	$92	$64	$102
Prior service cost (credit)	(5)	1	(5)	1	(5)	1
Transition obligation	2	0	2	0	2	0

Total	$68	$101	$53	$93	$61	$103

The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31.

	2010		2009		2008
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Net actuarial loss (gain)	$11	$13	$(5)	$(6)	$17	$57
Amortization of net actuarial loss	(3)	(5)	(3)	(4)	(2)	(2)

Total	$8	$8	$(8)	$(10)	$15	$55

No prior service costs or credits or transition obligations arose during 2010, and the amounts of prior service costs and credits and transition obligations amortized to expense were immaterial for the years ended December 31, 2010, 2009 and 2008. Amortization of actuarial losses to expense in 2011 is estimated to be $3 million for the Japanese plan and $6 million for the U.S. plan, while the amortization of prior service costs and credits and transition obligation are expected to be negligible.

The components of retirement expense and actuarial assumptions for the Japanese and U.S. pension plans for the years ended December 31 were as follows:

	2010		2009		2008
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$14	$12	$13	$10	$11	$10
Interest cost	5	13	4	12	3	11
Expected return on plan assets	(4)	(12)	(3)	(12)	(2)	(12)
Amortization of net actuarial loss	3	5	3	4	2	2

Net periodic benefit cost	$18	$18	$17	$14	$14	$11

Weighted-average actuarial assumptions used in the calculations:
Discount rate - net periodic benefit cost	2.50%	5.75%	2.50%	6.25%	2.50%	6.00%
Discount rate - benefit obligations	2.25	5.50	2.50	5.75	2.50	6.25
Expected long-term return on plan assets	2.50	7.50	2.50	8.00	2.50	8.00
Rate of compensation increase	N/A (1)	4.00	N/A (1)	4.00	N/A (1)	4.00

(1)	Not applicable

We determine our discount rate assumption for our pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 20 years for the Japan pension plan and 17 years for the U.S. pension plan, and determination of the U.S. pension plan discount rate utilizes the 85-year extrapolated yield curve. In Japan, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

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

The composition of plan assets as of December 31 was as follows:

	2010		2009
	Japan	U.S.	Japan	U.S.
Equity securities	29%	66%	31%	67%
Fixed-income securities	57	31	55	28
Cash and cash equivalents	0	0	0	1
Other	14	3	14	4

Total	100%	100%	100%	100%

The Japanese pension plan assets totaling $147 million and $114 million at fair value as of December 31, 2010 and 2009, respectively, were all categorized as Level 2 because their fair values are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs.

The U.S. pension plan assets, with the exception of Aflac Incorporated common stock, were converted to $168 million in cash as of January 6, 2010, due to a change in pension asset investment managers. The cash was invested in securities subsequent to the change in investment manager. As of December 31, 2010, the U.S. pension plan assets consisted of $106 million and $103 million of investments at fair value categorized as Level 1 and Level 2, respectively. The Level 1 investments in our U.S. plan included approximately $3 million (2% of plan assets) of Aflac Incorporated common stock at December 31, 2010 and 2009. The fair values of Level 1 investments are based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us. Level 2 investments are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs.

Expected future benefit payments for the Japanese and U.S. plans are as follows:

(In millions)	Japan	U.S.
2011	$5	$6
2012	6	6
2013	7	7
2014	8	8
2015	9	9
2016 - 2020	47	60

In addition to the benefit obligations for funded employee plans, we also maintain unfunded supplemental retirement plans for certain officers and beneficiaries. Retirement expense for these unfunded supplemental plans was $21 million in 2010, $23 million in 2009 and $11 million in 2008. The accrued retirement liability for the unfunded supplemental retirement plans was $240 million at December 31, 2010, compared with $224 million a year ago. The assumptions used in the valuation of these plans were the same as for the funded plans.

Aflac U.S. maintains an unfunded retiree medical plan for eligible retired employees. The expense for this plan was $15 million in 2010, $3 million in 2009 and $5 million in 2008. The accrued liability for the retiree medical plan was $67 million at December 31, 2010, compared with $53 million at December 31, 2009. The discount rates used in the valuation of this plan were the same as for the funded plans.

Stock Bonus Plan: Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which is included in deferred policy acquisition costs, amounted to $34 million in 2010, $40 million in 2009 and $46 million in 2008.

14. COMMITMENTS AND CONTINGENT LIABILITIES

We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 19.9 billion yen ($244 million using the December 31, 2010, exchange rate). The second agreement provides distributed computer mid-range server operations and support for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 17.5 billion yen ($215 million using the December 31, 2010, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of 2.7 billion yen ($33 million using the December 31, 2010, exchange rate).

We have an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of seven years with an aggregate remaining cost of 6.4 billion yen ($79 million using the December 31, 2010, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2010, were as follows:

(In millions)
2011	$59
2012	22
2013	15
2014	13
2015	13
Thereafter	24

Total future minimum lease payments	$146

In a strategic marketing effort to continue to reach business decision makers and the large and loyal NASCAR fan base to grow our U.S. business, we entered into an agreement with Roush Fenway for the primary sponsorship of racing driver Carl Edwards for the years 2009 through 2011. As of December 31, 2010, the remaining cost of the marketing agreement was $23 million, however contracts with co-sponsors during the remaining term of this agreement will reduce our total cost.

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

(In millions, except for per-share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Premium income	$4,348	$4,333	$4,607	$4,785
Net investment income	726	727	765	789
Realized investment gains (losses)	(46)	(89)	9	(295)
Other income	37	9	13	15

Total revenues	5,065	4,980	5,394	5,294
Total benefits and expenses	4,091	4,091	4,339	4,627

Earnings before income taxes	974	889	1,055	667
Total income tax	338	308	365	230

Net earnings	$636	$581	$690	$437

Net earnings per basic share	$1.36	$1.24	$1.47	$.93
Net earnings per diluted share	1.35	1.23	1.46	.92

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.
(In millions, except for per-share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Premium income	$4,115	$3,995	$4,165	$4,347
Net investment income	688	668	692	717
Realized investment gains (losses)	(9)	(383)	(347)	(472)
Other income	24	33	16	5

Total revenues	4,818	4,313	4,526	4,597
Total benefits and expenses	3,947	3,840	3,977	4,254

Earnings before income taxes	871	473	549	343
Total income tax	302	159	186	92

Net earnings	$569	$314	$363	$251

Net earnings per basic share	$1.22	$.67	$.78	$.54
Net earnings per diluted share	1.22	.67	.77	.53

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2010 and 2009.

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

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 18, 2011, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Executive Officers - see Part I, Item 4 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit Committee; Audit Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION	Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2010 Summary Compensation Table; 2010 Grants of Plan-Based Awards; 2010 Outstanding Equity Awards at Fiscal Year-End; 2010 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	4. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS		Page(s)
	Included in Part II, Item 8, of this report:
	Aflac Incorporated and Subsidiaries:
	Report of Independent Registered Public Accounting Firm		73

	Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2010		74

	Consolidated Balance Sheets as of December 31, 2010 and 2009		75

	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2010		77

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010		78

	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2010		79

	Notes to the Consolidated Financial Statements		80

	Unaudited Consolidated Quarterly Financial Data		131

2.	FINANCIAL STATEMENT SCHEDULES
	Included in Part IV of this report:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		139
	Schedule II -	Condensed Financial Information of Registrant as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010	140
	Schedule III -	Supplementary Insurance Information as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010	146
	Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2010	147

3.	EXHIBIT INDEX
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

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1):

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).

3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).

4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).

4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).

4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).

4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).

4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).

10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).

10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).

10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).

10.4*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).

10.5*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).

10.6*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.7*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.8*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).

10.10*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.11*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.13*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.14*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.15*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.16*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).

10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.21*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.22*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.23*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.24*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.25*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.26*		-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).

10.27*		-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.28*		-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).

10.29*		-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.30*		-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.31*		-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).

10.32*		-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).

10.33*		-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.34*		-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).

10.35*		-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.36	*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).

10.37	*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).

10.38	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).

11		-	Statement regarding the computation of per-share earnings for the Registrant.

12		-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

21		-	Subsidiaries.

23		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135324 and 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.

		-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327 and 333-161269 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-155678 with respect to the AFL Stock Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-159111 with respect to the Aflac Incorporated shelf registration statement.

31.1	-	Certification of CEO dated February 25, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated February 25, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	-	Certification of CEO and CFO dated February 25, 2011, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.(2)

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling the Investor Relations Department at 800.235.2667 – Option 3

(2)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) Notes to the Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

Under date of February 25, 2011, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2010, and 2009, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), effective January 1, 2010. Also as discussed in Note 1, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, effective January 1, 2009.

Atlanta, Georgia

February 25, 2011

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2010	2009	2008
Revenues:
Dividends from subsidiaries(1)	$370	$464	$1,062
Management and service fees from subsidiaries(1)	206	124	71
Net investment income	11	9	20
Interest from subsidiaries(1)	8	9	6
Realized investment gains (losses)	0	0	(4)
Change in fair value of the interest rate component of the cross-currency swaps	0	(4)	(5)
Other income (loss)	1	(11)	0
Total revenues	596	591	1,150
Operating expenses:
Interest expense	140	73	26
Other operating expenses	66	65	61
Total operating expenses	206	138	87
Earnings before income taxes and equity in undistributed earnings of subsidiaries	390	453	1,063
Income tax expense (benefit):
Current	0	13	(2)
Deferred	(3)	(4)	(3)
Total income taxes	(3)	9	(5)
Earnings before equity in undistributed earnings of subsidiaries	393	444	1,068
Equity in undistributed earnings of subsidiaries(1)	1,951	1,053	186
Net earnings	$2,344	$1,497	$1,254

(1)	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2010	2009
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $114 in 2010 and $118 in 2009)	$120	$117
Investments in subsidiaries(1)	13,125	10,287
Other investments	6	7
Cash and cash equivalents	693	498
Total investments and cash	13,944	10,909
Due from subsidiaries(1)	140	146
Other assets	80	73
Total assets	$14,164	$11,128

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$3,098	$2,657
Employee benefit plans	154	153
Income taxes	(287)	(213)
Other liabilities	143	114
Total liabilities	3,108	2,711
Shareholders' Equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2010 and 2009; issued 662,660 shares in 2010 and 661,209 shares in 2009	66	66
Additional paid-in capital	1,320	1,228
Retained earnings	14,194	12,410
Accumulated other comprehensive income:
Unrealized foreign currency translation gains	926	776
Unrealized gains (losses) on investment securities	33	(638)
Unrealized gains (losses) on derivatives	31	(2)
Pension liability adjustment	(128)	(107)
Treasury stock, at average cost	(5,386)	(5,316)
Total shareholders' equity	11,056	8,417
Total liabilities and shareholders' equity	$14,164	$11,128

(1)	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2010	2009	2008
Cash flows from operating activities:
Net earnings	$2,344	$1,497	$1,254
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(1,951)	(1,053)	(187)
Change in income tax liabilities	(77)	26	0
Other, net	153	47	25
Net cash provided (used) by operating activities	469	517	1,092
Cash flows from investing activities:
Fixed maturity securities sold	12	4	1
Fixed maturity securities purchased	(8)	(12)	(8)
Other investments sold (purchased)	0	0	1
Purchase of subsidiary	0	(97)	0
Additional capitalization of subsidiaries(1)	0	(505)	0
Other, net	0	1	0
Net cash provided (used) by investing activities	4	(609)	(6)
Cash flows from financing activities:
Purchases of treasury stock	(121)	(10)	(1,490)
Proceeds from borrowings	748	1,405	0
Principal payments under debt obligations	(447)	(556)	0
Dividends paid to shareholders	(535)	(524)	(434)
Treasury stock reissued	45	24	75
Proceeds from exercise of stock options	27	8	27
Net change in amount due to/from subsidiaries(1)	5	(15)	(40)
Net cash provided (used) by financing activities	(278)	332	(1,862)
Net change in cash and cash equivalents	195	240	(776)
Cash and cash equivalents, beginning of period	498	258	1,034
Cash and cash equivalents, end of period	$693	$498	$258

(1)	Eliminated in consolidation

See the accompanying Notes to Condensed Financial Statements.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2010	2009	2008
Net earnings	$2,344	$1,497	$1,254
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	(127)	72	(378)
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	258	(7)	542
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	7	10	(7)
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	363	(352)	(4,071)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	421	1,217	926
Unrealized gains (losses) on derivatives during period	51	0	(2)
Pension liability adjustment during period	(32)	22	(81)
Total other comprehensive income (loss) before income taxes	941	962	(3,071)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(32)	351	(1,555)
Other comprehensive income (loss), net of income taxes	973	611	(1,516)
Total comprehensive income (loss)	$3,317	$2,108	$(262)

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

(A) Notes Payable

A summary of notes payable as of December 31 follows:

(In millions)	2010		2009
8.50% senior notes due May 2019	$850		$850
6.45% senior notes dues August 2040	448	(1)	0
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		0
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	184		163
2.26% notes due September 2016 (principal amount 10 billion yen)	123		108
Variable interest rate notes due September 2011 (.66% at December 2010, principal amount 20 billion yen)	245		217
Yen-denominated Samurai notes:
.71% notes paid July 2010 (principal amount 40 billion yen)	0		434
1.87% notes due June 2012 (principal amount 30 billion yen)	368		326
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	123		109
3.00% loan due August 2015 (principal amount 5 billion yen)	61		54

Total notes payable	$3,098		$2,657

(1)	$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 6.0 billion yen of yen-denominated Uridashi and Samurai notes issued by the Parent Company. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2010, are as follows:

(In millions)
2011	$429
2012	368
2013	0
2014	0
2015	484
Thereafter	1,823

Total	$3,104

For further information regarding notes payable, see Note 8 of the Notes to the Consolidated Financial Statements.

(B) Derivatives

We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2010, the Parent Company’s only outstanding freestanding derivative contracts were interest rate swaps related to its 20 billion yen variable interest rate Uridashi notes. For further information regarding these derivatives, see Notes 1, 4 and 8 of the Notes to the Consolidated Financial Statements. From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract, held at fair value and reported with the host instrument in the consolidated balance sheet, with changes in fair value reported in earnings.

(C) Income Taxes

The Parent Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. For further information on income taxes, see Note 9 of the Notes to the Consolidated Financial Statements.

(D) Dividend Restrictions

See Note 12 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2010	2009	2008
Interest paid	$124	$61	$27
Noncash financing activities:
Treasury shares issued	0	0	20

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries

Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2010:
Aflac Japan	$6,964	$68,615	$1,092	$5,165
Aflac U.S.	2,770	7,204	105	272
All other	0	3	0	0

Total	$9,734	$75,822	$1,197	$5,437

2009:
Aflac Japan	$5,846	$57,966	$818	$3,271
Aflac U.S.	2,687	6,802	108	277
All other	0	3	0	0

Total	$8,533	$64,771	$926	$3,548

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2010:
Aflac Japan	$13,487	$2,453	$9,553	$597	$2,544	$14,586
Aflac U.S.	4,586	549	2,553	433	1,236	4,568
All other	0	5	0	0	231	0

Total	$18,073	$3,007	$12,106	$1,030	$4,011	$19,154

2009:
Aflac Japan	$12,178	$2,265	$8,746	$523	$2,417	$12,485
Aflac U.S.	4,444	499	2,561	419	1,197	4,443
All other	0	1	1	0	155	0

Total	$16,622	$2,765	$11,308	$942	$3,769	$16,928

2008:
Aflac Japan	$10,674	$2,053	$7,972	$405	$2,115	$10,786
Aflac U.S.	4,272	505	2,527	370	1,145	4,277
All other	1	20	0	0	106	0

Total	$14,947	$2,578	$10,499	$775	$3,366	$15,063

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV

REINSURANCE

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2010:
Life insurance in force	$149,045	$4,000	$2	$145,047	0%

Premiums:
Health insurance	$15,784	$9	$18	$15,793	0%
Life insurance	2,291	12	1	2,280	0

Total earned premiums	$18,075	$21	$19	$18,073	0%

2009:
Life insurance in force	$128,649	$3,594	$5	$125,060	0%

Premiums:
Health insurance	$14,759	$4	$6	$14,761	0%
Life insurance	1,872	13	1	1,860	0

Total earned premiums	$16,631	$17	$7	$16,621	0%

2008:
Life insurance in force	$123,200	$3,728	$0	$119,472	0%

Premiums:
Health insurance	$13,363	$2	$0	$13,361	0%
Life insurance	1,598	12	0	1,586	0

Total earned premiums	$14,961	$14	$0	$14,947	0%

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

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 25, 2011
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos (Daniel P. Amos)	Chief Executive Officer, Chairman of the Board of Directors	February 25, 2011

/s/ Kriss Cloninger III (Kriss Cloninger III)	President, Chief Financial Officer, Treasurer and Director	February 25, 2011

/s/ June Howard (June Howard)	Senior Vice President, Financial Services; Chief Accounting Officer	February 25, 2011

/s/ J. Shelby Amos II (J. Shelby Amos II)	Director	February 25, 2011

/s/ Paul S. Amos II (Paul S. Amos II)	Director	February 25, 2011

/s/ Michael H. Armacost (Michael H. Armacost)	Director	February 25, 2011

/s/ Joe Frank Harris (Joe Frank Harris)	Director	February 25, 2011

/s/ Elizabeth J. Hudson (Elizabeth J. Hudson)	Director	February 25, 2011

/s/ Douglas W. Johnson (Douglas W. Johnson)	Director	February 25, 2011

/s/ Robert B. Johnson (Robert B. Johnson)	Director	February 25, 2011

/s/ Charles B. Knapp (Charles B. Knapp)	Director	February 25, 2011

/s/ E. Stephen Purdom (E. Stephen Purdom)	Director	February 25, 2011

/s/ Barbara K. Rimer (Barbara K. Rimer)	Director	February 25, 2011

/s/ Marvin R. Schuster (Marvin R. Schuster)	Director	February 25, 2011

/s/ David G. Thompson (David G. Thompson)	Director	February 25, 2011

/s/ Robert L. Wright (Robert L. Wright)	Director	February 25, 2011

/s/ Takuro Yoshida (Takuro Yoshida)	Director	February 25, 2011