Form 10-Q
period 2011-03-31
AFLAC INC
filed 2011-05-06
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                           ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 28, 2011
Common Stock, $.10 Par Value	467,704,769 shares

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2011

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2011, and 2010, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2011, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of evaluating the consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) in 2010 and a change in the method of evaluating other-than-temporary impairments of debt securities in 2009. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia

May 6, 2011

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

(In millions, except for share and per-share amounts - Unaudited)	Three Months Ended March 31,
	2011	2010
Revenues:
Premiums, principally supplemental health insurance	$4,872	$4,348
Net investment income	794	726
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(405)	(42)
Sales and redemptions	(144)	(21)
Derivative gains (losses)	(30)	17
Total realized investment gains (losses)	(579)	(46)
Other income	30	37
Total revenues	5,117	5,065
Benefits and expenses:
Benefits and claims	3,222	2,857
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	279	280
Insurance commissions	422	403
Insurance expenses	508	481
Interest expense	45	33
Other operating expenses	41	37
Total acquisition and operating expenses	1,295	1,234
Total benefits and expenses	4,517	4,091
Earnings before income taxes	600	974
Income taxes	205	338
Net earnings	$395	$636

Net earnings per share:
Basic	$.84	$1.36
Diluted	.84	1.35

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	468,012	467,926
Diluted	472,104	472,450

Cash dividends per share	$.30	$.28

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	March 31, 2011 (Unaudited)	December 31, 2010
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $45,248 in 2011 and $43,133 in 2010)	$45,162	$43,100
Fixed maturities - consolidated variable interest entities (amortized cost $4,965 in 2011 and $4,969 in 2010)	5,156	5,255
Perpetual securities (amortized cost $5,995 in 2011 and $6,209 in 2010)	5,847	5,974
Perpetual securities - consolidated variable interest entities (amortized cost $1,588 in 2011 and $1,618 in 2010)	1,521	1,538
Equity securities (cost $22 in 2011 and $22 in 2010)	24	23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $27,656 in 2011 and $29,899 in 2010)	27,904	29,470
Fixed maturities - consolidated variable interest entities (fair value $558 in 2011 and $570 in 2010)	601	614
Other investments	138	135
Cash and cash equivalents	2,088	2,121
Total investments and cash	88,441	88,230
Receivables	738	661
Accrued investment income	746	738
Deferred policy acquisition costs	9,689	9,734
Property and equipment, at cost less accumulated depreciation	604	620
Other	927 (1)	1,056(1)
Total assets	$101,145	$101,039

(1)	Includes $446 in 2011 and $564 in 2010 of derivatives from consolidated VIEs

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2011 (Unaudited)	December 31, 2010
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 71,604	$ 72,103
Unpaid policy claims	3,735	3,719
Unearned premiums	1,232	1,197
Other policyholders’ funds	5,920	5,437
Total policy liabilities	82,491	82,456
Notes payable	3,017	3,038
Income taxes	1,877	1,969
Payables for return of cash collateral on loaned securities	244	191
Other	2,493(2)	2,329(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	90,122	89,983
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2011 and 2010; issued 663,330 shares in 2011 and 662,660 shares in 2010	66	66
Additional paid-in capital	1,350	1,320
Retained earnings	14,448	14,194
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	862	926
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	(16)	36
Unrealized gains (losses) on other-than-temporarily impaired securities	0	(3)
Unrealized gains (losses) on derivatives	(5)	31
Pension liability adjustment	(126)	(128)
Treasury stock, at average cost	(5,556)	(5,386)
Total shareholders’ equity	11,023	11,056
Total liabilities and shareholders’ equity	$ 101,145	$ 101,039

(2)	Includes $716 in 2011 and $741 in 2010 of derivatives from consolidated VIEs

See	the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2011	2010
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,320	1,228
Exercise of stock options	12	16
Share-based compensation	8	5
Gain (loss) on treasury stock reissued	10	(1)
Balance, end of period	1,350	1,248
Retained earnings:
Balance, beginning of period	14,194	12,410
Cumulative effect of change in accounting principle, net of income taxes	0	(25)
Net earnings	395	636
Dividends to shareholders	(141)	(131)
Balance, end of period	14,448	12,890
Accumulated other comprehensive income (loss):
Balance, beginning of period	862	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	0	(320)
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(64)	(44)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	0	180
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	(52)	244
Change in unrealized gains (losses) on other-than- temporarily impaired investment securities, net of income taxes	3	8
Unrealized gains (losses) on derivatives during period, net of income taxes	(36)	(6)
Pension liability adjustment during period, net of income taxes	2	2
Balance, end of period	715	93
Treasury stock:
Balance, beginning of period	(5,386)	(5,316)
Purchases of treasury stock	(184)	(4)
Cost of shares issued	14	10
Balance, end of period	(5,556)	(5,310)
Total shareholders’ equity	$11,023	$8,987

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2011	2010
Cash flows from operating activities:
Net earnings	$ 395	$ 636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	461	235
Increase in deferred policy acquisition costs	(95)	(50)
Increase in policy liabilities	951	679
Change in income tax liabilities	(154)	(71)
Realized investment (gains) losses	579	46
Other, net	30	(197)
Net cash provided (used) by operating activities	2,167	1,278
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	891	712
Fixed maturities matured or called	556	150
Perpetual securities sold	61	54
Securities held to maturity:
Fixed maturities matured or called	127	1
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(2,914)	(2,593)
Securities held to maturity:
Fixed maturities acquired	(769)	(302)
Cash received as collateral on loaned securities, net	54	7
Other, net	(19)	2
Net cash provided (used) by investing activities	$ (2,013)	$ (1,969)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
(In millions - Unaudited)	2011	2010
Cash flows from financing activities:
Purchases of treasury stock	$ (184)	$ (5)
Principal payments under debt obligations	(1)	(1)
Dividends paid to shareholders	(135)	(131)
Change in investment-type contracts, net	124	89
Treasury stock reissued	16	7
Other, net	9	18
Net cash provided (used) by financing activities	(171)	(23)
Effect of exchange rate changes on cash and cash equivalents	(16)	2
Net change in cash and cash equivalents	$ (33)	(712)
Cash and cash equivalents, beginning of period	2,121	2,323
Cash and cash equivalents, end of period	$ 2,088	$1,611

Supplemental disclosures of cash flow information:
Income taxes paid	$ 234	$ 403
Interest paid	12	10
Impairment losses included in realized investment losses	405	42
Noncash financing activities:
Capitalized lease obligations	1	0
Treasury stock issued for:
Shareholder dividend reinvestment	6	0
Share-based compensation grants	2	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2011	2010
Net earnings	$ 395	$ 636
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(4)	(18)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(609)	323
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	527	63
Unrealized gains (losses) on derivatives during period	(55)	(10)
Pension liability adjustment during period	4	2
Total other comprehensive income (loss) before income taxes	(137)	360
Income tax expense (benefit) related to items of other comprehensive income (loss)	10	156
Other comprehensive income (loss), net of income taxes	(147)	204
Total comprehensive income (loss)	$ 248	$ 840

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 74% of the Company’s total revenues in the three-month periods ended March 31, 2011, and 2010. The percentage of the Company’s total assets attributable to Aflac Japan was 86% at March 31, 2011, and December 31, 2010.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2011, and December 31, 2010, the consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income (loss) for the three-month periods ended March 31, 2011, and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2010.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Fair value measurements and disclosures: In January 2010, the FASB issued amended accounting guidance on fair value disclosures. This guidance requires the activity in fair value hierarchy Level 3 for purchases, sales, issuances, and settlements to be reported on a gross, rather than net, basis. We adopted this guidance as of January 1, 2011. The adoption did not have an impact on our financial position or results of operations.

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for VIEs and transfers of financial assets. As discussed above, this guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of qualified special purpose entities (QSPEs); establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. We adopted the provisions of this guidance on January 1, 2010 as a cumulative effect of change in accounting principle. We were required to consolidate certain of the VIEs with which we are currently involved. We were not required to deconsolidate any VIEs on January 1, 2010.

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

Recent accounting guidance not discussed above is not applicable or did not have an impact on our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

2. BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. Operating business segments that are not individually reportable are included in the “Other business segments” category.

We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three months Ended March 31,
(In millions)	2011	2010
Revenues:
Aflac Japan:
Earned premiums	$3,702	$3,206
Net investment income	649	593
Other income	20	28
Total Aflac Japan	4,371	3,827
Aflac U.S.:
Earned premiums	1,169	1,142
Net investment income	144	132
Other income	3	2
Total Aflac U.S.	1,316	1,276
Other business segments	15	12
Total business segment revenues	5,702	5,115
Realized investment gains (losses)	(579)	(46)
Corporate	61	52
Intercompany eliminations	(67)	(56)
Total revenues	$5,117	$5,065

	Three months Ended March 31,
(In millions)	2011	2010
Pretax earnings:
Aflac Japan	$980	$821
Aflac U.S.	253	244
Other business segments	1	(1)
Total business segment pretax operating earnings	1,234	1,064
Interest expense, noninsurance operations	(41)	(31)
Corporate and eliminations	(14)	(13)
Pretax operating earnings	1,179	1,020
Realized investment gains (losses)	(579)	(46)
Total earnings before income taxes	$600	$974

Income taxes applicable to pretax operating earnings	$407	$354
Effect of foreign currency translation on operating earnings	49	22

Assets were as follows:

(In millions)	March 31, 2011	December 31, 2010
Assets:
Aflac Japan	$87,106	$87,061
Aflac U.S.	13,294	13,095
Other business segments	158	155
Total business segment assets	100,558	100,311
Corporate	13,999	14,047
Intercompany eliminations	(13,412)	(13,319)
Total assets	$101,145	$101,039

3. INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,905	$315	$105	$17,115
Mortgage- and asset-backed securities	1,175	21	13	1,183
Public utilities	2,504	87	106	2,485
Sovereign and supranational	1,653	107	24	1,736
Banks/financial institutions	5,559	130	924	4,765
Other corporate	5,758	142	465	5,435
Total yen-denominated	33,554	802	1,637	32,719
Dollar-denominated:
U.S. government and agencies	974	20	1	993
Municipalities	1,013	9	36	986
Mortgage- and asset-backed securities(1)	453	92	1	544
Collateralized debt obligations	5	0	0	5
Public utilities	2,784	227	47	2,964
Sovereign and supranational	385	58	4	439
Banks/financial institutions	3,316	187	74	3,429
Other corporate	7,729	607	97	8,239
Total dollar-denominated	16,659	1,200	260	17,599
Total fixed maturities	50,213	2,002	1,897	50,318
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,878	194	477	6,595
Other corporate	322	23	0	345
Dollar-denominated:
Banks/financial institutions	383	68	23	428
Total perpetual securities	7,583	285	500	7,368
Equity securities	22	3	1	24
Total securities available for sale	$57,818	$2,290	$2,398	$57,710

(1)	Includes $1 of other-than-temporary non-credit-related losses

	March 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 449	$ 0	$ 10	$ 439
Municipalities	522	5	9	518
Mortgage- and asset-backed securities	138	4	0	142
Public utilities	6,211	221	157	6,275
Sovereign and supranational	4,053	169	119	4,103
Banks/financial institutions	11,945	179	662	11,462
Other corporate	5,187	192	104	5,275
Total yen-denominated	28,505	770	1,061	28,214
Total securities held to maturity	$28,505	$770	$1,061	$28,214

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$ 16,607	$ 584	$ 14	$ 17,177
Mortgage- and asset-backed securities	1,224	35	15	1,244
Public utilities	2,554	117	80	2,591
Sovereign and supranational	903	47	12	938
Banks/financial institutions	5,927	152	1,177	4,902
Other corporate	5,733	136	457	5,412
Total yen-denominated	32,948	1,071	1,755	32,264
Dollar-denominated:
U.S. government and agencies	32	4	0	36
Municipalities	1,006	9	42	973
Mortgage- and asset-backed securities(1)	485	90	13	562
Collateralized debt obligations	5	0	0	5
Public utilities	2,568	246	36	2,778
Sovereign and supranational	395	63	2	456
Banks/financial institutions	3,496	143	108	3,531
Other corporate	7,167	662	79	7,750
Total dollar-denominated	15,154	1,217	280	16,091
Total fixed maturities	48,102	2,288	2,035	48,355
Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,080	172	533	6,719
Other corporate	328	15	0	343
Dollar-denominated:
Banks/financial institutions	419	61	30	450
Total perpetual securities	7,827	248	563	7,512
Equity securities	22	3	2	23
Total securities available for sale	$55,951	$2,539	$2,600	$55,890

(1) Includes $4 of other-than-temporary non-credit-related losses

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$344	$4	$4	$344
Municipalities	407	18	2	423
Mortgage- and asset-backed securities	146	5	0	151
Public utilities	6,339	326	120	6,545
Sovereign and supranational	4,951	305	65	5,191
Banks/financial institutions	12,618	216	526	12,308
Other corporate	5,279	274	46	5,507
Total yen-denominated	30,084	1,148	763	30,469
Total securities held to maturity	$ 30,084	$ 1,148	$ 763	$ 30,469

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

Included in the available-for-sale fixed maturities portfolio are securities with embedded derivatives for which we have elected the fair value option. These securities were recorded at a fair value of $602 million at March 31, 2011, compared with $619 million at December 31, 2010. We recognized in earnings investment gains of $3 million during the three-month period ended March 31, 2011 and less than $1 million of losses during the three-month period ended March 31, 2010 for the changes in fair value of these securities, which excludes the effects of foreign currency translation and additional fair value option elections.

During the first three months of 2011, we reclassified eight investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers’ credit worthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.6 billion and an aggregate unrealized loss of $270 million. The securities transferred included our investments in the Republic of Tunisia that had an aggregate amortized cost of $769 million and four securities associated with financial institutions in Portugal and Ireland with an aggregate amortized cost of $631 million. See the Investment Concentration section below for a discussion of these financial institutions in Portugal and Ireland. During the first three months of 2010, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at March 31, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,303	$1,352	$76	$78
Due after one year through five years	3,857	4,113	257	286
Due after five years through 10 years	3,340	3,557	924	1,052
Due after 10 years	31,856	30,877	6,861	7,160
Mortgage- and asset-backed securities	1,320	1,420	308	307
Total fixed maturities available for sale	$41,676	$41,319	$8,426	$8,883

Held to maturity:
Due in one year or less	$548	$554	$0	$0
Due after one year through five years	1,233	1,310	0	0
Due after five years through 10 years	3,254	3,591	0	0
Due after 10 years	23,332	22,617	0	0
Mortgage- and asset-backed securities	138	142	0	0
Total fixed maturities held to maturity	$28,505	$28,214	$0	$0

At March 31, 2011, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $111 million at amortized cost and $116 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$632	$689	$0	$0
Due after one year through five years	1,286	1,332	5	5
Due after five years through 10 years	985	1,035	0	0
Due after 10 years	4,479	4,062	196	245
Total perpetual securities available for sale	$7,382	$7,118	$201	$250

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

Banks and Financial Institutions

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at March 31, 2011, based on amortized cost, was: Europe, excluding the United Kingdom (45%); United States (20%); United Kingdom (8%); Japan (8%); and other (19%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2011		December 31, 2010
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$ 20,820	24%	$ 22,041	26%
Fair value	19,656	23	20,741	24
Perpetual Securities:
Upper Tier II:
Amortized cost	$ 4,799	6%	$ 4,957	6%
Fair value	4,658	5	4,748	5
Tier I:
Amortized cost	2,462	3	2,542	3
Fair value	2,365	3	2,421	3
Total:
Amortized cost	$ 28,081	33%	$ 29,540	35%
Fair value	26,679	31	27,910	32

Investments in Greece, Ireland, Italy, Portugal and Spain

Our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain was as follows:

	March 31, 2011			December 31, 2010
(In millions)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
Sovereign and supranational:
Italy	$301		$290	$307		$306
Spain	715		736	730		782
Total	$1,016		$1,026	$1,037		$1,088

Banks and financial institutions:
Greece	$372		$372	$1,152		$391
Ireland	621		451	710		659
Italy	180		173	184		183
Portugal	842		405	859		770
Spain	518		480	526		503
Total	$2,533	(1)	$1,881	$3,431	(1)	$2,506

(1)	Represents 9% in 2011 and 12% in 2010 of total investments in the banks and financial institutions sector, and 3% in 2011 and 4% in 2010 of total investments in debt and perpetual securities

Ireland

During the first quarter of 2011, we sold one of our impaired below-investment-grade Irish financial institution securities at a $2 million pretax gain. As of March 31, 2011, two securities included in the table above issued by Irish financial institutions with amortized costs and fair values totaling $351 million and $220 million, respectively, were rated below investment grade. We believe that these unrealized losses are primarily the result of the fiscal problems in the region rather than issuer specific credit factors. The Irish government has stated that they do not support burden-sharing for senior debt holdings such as ours. These Irish banks are current on their obligation to us, and we believe they have the ability to meet their obligations to us. In addition, as of March 31, 2011, we had the intent to hold these investments to recovery in value. As a result, we did not recognize an other-than-temporary impairment for these investments as of March 31, 2011.

Greece

During the second quarter of 2010, our investments in Greek financial institutions, Alpha Bank, EFG Eurobank Ergasias, and National Bank of Greece (NBG), all of which are Lower Tier II subordinated debt, were downgraded to below investment grade. As a result of the downgrades, we reclassified these investments from held to maturity to available for sale. We believed the downgrade of the Greek banks was largely related to the problems of the Greek government and its poor fiscal management, rather than the banks’ specific credit profiles. The three Greek bank issuers that comprised our Greek financial institution holdings had, on average, Tier 1 capital ratios higher than their peers in other troubled European sovereigns. Their capital was at a level that we felt could sustain deterioration in assets and operations that accompany economic conditions, such as those that the Greek economy was encountering in 2010 and those expected in the next few years. All three Greek banks had sufficient capital under the stress testing applied by the Committee of European Banking Supervisors (CEBS) in July 2010. However, the problems of the Greek government and related ratings downgrades have caused a decline in the confidence of depositors and capital market participants in the Greek banking system. As a result, the banks have significantly relied upon the European Central Bank (ECB) for liquidity via posting of collateral, which tends to be in the form of Greek Government Bonds (GGBs) or debt guaranteed by the sovereign. As of December 31, 2010, all of the Greek banks were current on their obligations to us. While these financial institutions have significant investments in GGBs, as of December 31, 2010, we believed that these institutions would be solvent even if there were a future restructuring of GGBs and they would have the ability to meet their obligations to us. In addition, as of December 31, 2010, we had the intent to hold these investments to recovery in value. As a result, we did not recognize an other-than-temporary impairment for these investments as of December 31, 2010.

Since December 31, 2010, Greece has remained under pressure, which has also continued to weigh on the Greek banks. Skepticism over the rigor of the capital stress tests applied by the CEBS in July 2010 has grown, especially as further problems have developed in the capital of the Irish banks. On February 18, 2011, NBG announced its proposal for a “friendly merger” with Alpha Bank, but Alpha Bank rejected this proposal. However, this proposal highlighted risks that accompany consolidation among the top three banks in Greece. While the proposal could have created a national champion in Greek banking, it also would have concentrated ownership of GGBs in the combined entity and formed a very low-rated entity among our top ten largest investment holdings. Two rating agencies downgraded the Greek banks subsequent to downgrading the sovereign during the first quarter of 2011 (on January 17, 2011, and March 9, 2011). In the latter action, the rating agency lowered the ratings indicative of the banks’ intrinsic financial strength due to the persistent pressure on liquidity, asset quality and material exposure to GGBs. In light of the above increased risks and, in particular, the March 9, 2011 downgrade, we no longer supported our previous intent to hold our Greek bank investments to recovery in value. In March 2011, we sold one of our Greek bank holdings, Alpha Bank, and recognized an investment loss of $177 million ($115 million after-tax). For the quarter ended March 31, 2011, we recognized other-than-temporary impairment losses of $397 million ($258 million after-tax) for the remaining two Greek bank holdings. In April 2011, we sold one of these holdings, our investment in EFG Eurobank Ergasias for $2 million more than its recorded impaired value.

Portugal

As of March 31, 2011, four securities issued by three Portugal financial institutions with total amortized cost of $842 million and fair value of $405 million were rated below investment grade. We believe that the below-investment-grade ratings and unrealized loss position are the result of the fiscal problems in the Eurozone region, rather than the banks’ specific credit profiles. As of March 31, 2011, these banks were current on their obligations to us, were profitable and had adequate Tier 1 capital ratios. We believe that Portugal’s financial institutions are stronger than their other Eurozone peers and have not required much state support. It is difficult to separate the difficulties of the sovereign from the bank since the bank’s sources of liquidity are limited due to the financial situation of the sovereign. We believe the government of Portugal has exercised more prudent fiscal policies and is in a better financial situation than some of its other Eurozone peers. As a result, we believe they have the ability to meet their obligations to us. In addition, as of March 31, 2011, we had the intent to hold these investments to recovery in value. As a result, we did not recognize an other-than-temporary impairment for these investments as of March 31, 2011.

With the exception of the securities discussed above, all other securities included in the table above were rated investment grade as of March 31, 2011.

Derisking

During the three-month period ended March 31, 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our focus was on reducing our exposure to large concentrated investment positions, which overlapped with efforts to reduce our exposure to investments in Greece and Ireland, as discussed above, and certain financial issuers. As a result of the efforts to reduce large concentrated positions, we sold certain dollar-denominated, available-for-sale securities holdings of issuers that exceeded 10% of total adjusted capital (TAC) on a statutory accounting basis. These sales resulted in a pretax net gain of $8 million ($5 million after-tax). Other sales of securities from financial issuers and other entities resulting from our derisking strategy generated an additional pretax net gain of $6 million ($4 million after-tax).

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$26	$51
Gross losses from sales	(187)	(80)
Net gains (losses) from redemptions	7	0
Other-than-temporary impairment losses	(404)	0
Total debt securities	(558)	(29)
Perpetual securities:
Available for sale:
Gross gains from sales	6	8
Gross losses from sales	(2)	0
Other-than-temporary impairment losses	0	(41)
Total perpetual securities	4	(33)
Equity securities:
Other-than-temporary impairment losses	(1)	(1)
Total equity securities	(1)	(1)
Other assets:
Derivative gains (losses)	(30)	17
Other long-term assets	6	0
Total other assets	(24)	17
Total realized investment gains (losses)	$(579)	$(46)

During the three-month period ended March 31, 2011, we realized pretax investment losses of $405 million ($263 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $161 million ($105 million after-tax) from securities sold as a result of an implemented plan to reduce the risk exposure in our investment portfolio (see the Investment Concentrations section above for more information). We realized pretax investment losses, net of gains, of $30 million ($19 million after-tax) from valuing derivatives. We realized pretax investment gains of $11 million ($7 million after-tax) for sales and redemptions in the normal course of business and pretax gains of $6 million ($4 million after-tax) for other securities transactions.

During the three-month period ended March 31, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $21 million ($14 million after-tax) from securities sold or redeemed in the normal course of business. We realized pretax investment gains of $17 million ($11 million after-tax) from valuing foreign currency, interest rate and credit default swaps related to certain VIEs which we consolidated.

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

Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent or requirement to sell the security prior to recovery of its amortized cost. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer and the investment is within our target investment risk exposure limits, we generally do not sell investments prior to their maturity.

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

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2011	2010
Perpetual securities	$0	$41
Corporate bonds	397	0
Mortgage- and asset-backed securities	6	0
Municipalities	1	0
Equity securities	1	1
Total other-than-temporary impairment losses realized	$405	$42

      We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. As of March 31, 2011, the perpetual securities of eight issuers we own had been downgraded to below investment grade. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. As a result of market conditions and the extent of changes in ratings on our perpetual securities, we recognized other-than-temporary impairment losses for perpetual securities from evaluation under our equity impairment model of $41 million ($27 million after-tax) during the three-month period ended March 31, 2010. We did not recognize any other-than-temporary impairment losses for perpetual securities from evaluation under our equity impairment model during the three-month period ended March 31, 2011.

Certain of our mortgage- and asset-backed securities have had other-than-temporary impairments recognized that had credit-related and non-credit-related components. The following table summarizes cumulative credit-related impairment losses on the securities still held at the end of the reporting period, for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings.

	Three Months Ended March 31,
(In millions)	2011	2010
Cumulative credit loss impairments, beginning of period	$13	$24
Securities sold during period	(9)	(1)
Cumulative credit loss impairments, end of period	$4	$23

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$(108)	$(61)
Unamortized unrealized gains on securities transferred to held to maturity	100	135
Deferred income taxes	(8)	(41)
Shareholders’ equity, unrealized gains (losses) on investment securities	$(16)	$33

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

	March 31, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government and agencies:
Dollar-denominated	$105	$1	$105	$1	$0	$0
Japan government and agencies:
Yen-denominated	7,400	115	7,400	115	0	0
Municipalities:
Dollar-denominated	657	36	607	23	50	13
Yen-denominated	271	9	216	4	55	5
Mortgage- and asset- backed securities:
Dollar-denominated	30	1	15	0	15	1
Yen-denominated	424	13	35	0	389	13
Public utilities:
Dollar-denominated	913	47	855	40	58	7
Yen-denominated	4,460	263	2,216	48	2,244	215
Sovereign and supranational:
Dollar-denominated	73	4	41	2	32	2
Yen-denominated	2,072	143	987	26	1,085	117
Banks/financial institutions:
Dollar-denominated	1,153	74	442	20	711	54
Yen-denominated	10,193	1,586	2,115	62	8,078	1,524
Other corporate:
Dollar-denominated	2,371	97	2,040	69	331	28
Yen-denominated	5,106	569	1,545	88	3,561	481
Total fixed maturities	35,228	2,958	18,619	498	16,609	2,460
Perpetual securities:
Dollar-denominated	214	23	122	3	92	20
Yen-denominated	3,412	477	753	75	2,659	402
Total perpetual securities	3,626	500	875	78	2,751	422
Equity securities	7	1	7	0	0	1
Total	$38,861	$3,459	$19,501	$576	$19,360	$2,883

	December 31, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,634	$18	$1,634	$18	$0	$0
Municipalities:
Dollar-denominated	682	42	632	28	50	14
Yen-denominated	59	2	0	0	59	2
Mortgage- and asset- backed securities:
Dollar-denominated	78	13	20	0	58	13
Yen-denominated	415	15	415	15	0	0
Public utilities:
Dollar-denominated	556	36	498	28	58	8
Yen-denominated	2,877	200	766	47	2,111	153
Sovereign and supranational:
Dollar-denominated	45	2	12	0	33	2
Yen-denominated	1,579	77	428	1	1,151	76
Banks/financial institutions:
Dollar-denominated	1,484	108	753	22	731	86
Yen-denominated	10,609	1,703	1,506	40	9,103	1,663
Other corporate:
Dollar-denominated	1,741	79	1,456	52	285	27
Yen-denominated	4,503	503	507	45	3,996	458
Total fixed maturities	26,262	2,798	8,627	296	17,635	2,502
Perpetual securities:
Dollar-denominated	208	30	149	19	59	11
Yen-denominated	4,171	533	1,793	119	2,378	414
Total perpetual securities	4,379	563	1,942	138	2,437	425
Equity securities	13	2	13	1	0	1
Total	$30,654	$3,363	$10,582	$435	$20,072	$2,928

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the three-month period ended March 31, 2011. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were comprised of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

As of March 31, 2011, 83% of the unrealized losses on investment securities in the municipalities sector and 93% of the unrealized losses on investment securities in the mortgage- and asset-backed securities sector were related to investments that were investment grade, compared with 82% and 54%, respectively, at December 31, 2010. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

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

	March 31, 2011		December 31, 2010
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	29%	48%	39%	54%
Perpetual securities:
Upper Tier II	5	9	9	10
Tier I	4	6	5	7
Total perpetual securities	9	15	14	17
Total	38%	63%	53%	71%

As of March 31, 2011, 59% of the $2.2 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 53% at December 31, 2010. Of the $15.0 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at March 31, 2011, only $1.4 billion ($.9 billion in unrealized losses) were below investment grade. Five investments comprised nearly 82% of the $.9 billion unrealized loss. The remaining investments that comprised the unrealized loss were divided among eight issuers with average unrealized losses per investment of less than $20 million. We conduct our own independent credit analysis for investments in the bank and financial sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of March 31, 2011, 67% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 51% at December 31, 2010. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

At March 31, 2011, 84% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 83% at December 31, 2010. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		March 31, 2011			December 31, 2010
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$188	$201	$13	$190	$201	$11
	A	3,154	3,162	8	3,279	3,250	(29)
	BBB	1,321	1,251	(70)	1,274	1,164	(110)
	BB or lower	458	389	(69)	542	476	(66)
Total Upper Tier II		5,121	5,003	(118)	5,285	5,091	(194)
Tier I:
	A	586	525	(61)	632	568	(64)
	BBB	1,491	1,420	(71)	1,386	1,296	(90)
	BB or lower	385	420	35	524	557	33
Total Tier I		2,462	2,365	(97)	2,542	2,421	(121)
Total		$7,583	$7,368	$(215)	$7,827	$7,512	$(315)

With the exception of the Icelandic bank securities that we completely impaired in 2008, our Lloyds Banking Group plc dollar-denominated Tier I perpetual securities (par value of $33 million at March 31, 2011), and our RBS Capital Trust II dollar-denominated Tier I perpetual security (par value of $38 million at March 31, 2011), all of the perpetual securities we own were current on interest and principal payments at March 31, 2011. In April 2011, we sold the RBS Capital Trust II perpetual security. Based on amortized cost as of March 31, 2011, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (72%); the United Kingdom (9%); Japan (13%); and other (6%). To determine any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

We have determined that the majority of our unrealized losses in the perpetual security category has been principally due to widening credit spreads, largely as the result of the contraction of liquidity in the capital markets, however there was some credit tightening in the first quarter of 2011 that improved our net unrealized loss position. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that our investments in this sector have the ability to service their obligation to us.

Variable Interest Entities (VIEs)

As discussed in Note 1, effective January 1, 2010, we have consolidated all of the components of each former QSPE investment, including a fixed-maturity or perpetual investment and a corresponding derivative transaction. Our risk of loss over the life of each investment is limited to the amount of our original investment. In addition, new criteria for determining the primary beneficiary of a VIE that was effective January 1, 2010, resulted in the consolidation of additional VIE investments. The following table details our investments in VIEs.

Investments in Variable Interest Entities

	March 31, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
Consolidated:
Total VIEs consolidated	$7,154	$7,235	$7,201	$7,363
Not consolidated:
CDOs	5	5	5	5
Other	13,117	13,068	13,914	13,214
Total VIEs not consolidated	13,122	13,073	13,919	13,219
Total VIEs	$20,276	$20,308	$21,120	$20,582

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

VIEs-Not Consolidated

With the exception of one CDO investment, the VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments are comprised of securities from 169 separate issuers which have an average credit rating of A.

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

(In millions)	March 31, 2011	December 31, 2010
Security loans outstanding, fair value	$238	$186
Cash collateral on loaned securities	244	191

All security lending agreements are callable by us at any time.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations.

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of March 31, 2011, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

The following tables present the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit default swaps.

	March 31, 2011
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(340)	$(110)	$(416)	$(228)	$(756)	$(338)

	December 31, 2010
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(340)	$(118)	$(416)	$(225)	$(756)	$(343)

Derivative Balance Sheet Classification

The tables below summarize the balance sheet classification of our derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated. Notional amounts are not reflective of credit risk.

	March 31, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$241	$(1)	$0	$(1)
Foreign currency swaps	575	53	82	(29)
Total cash flow hedges	816	52	82	(30)
Non-qualifying strategies:
Interest rate swaps	743	52	114	(62)
Foreign currency swaps	3,905	(36)	250	(286)
Credit default swaps	756	(338)	0	(338)
Total non-qualifying strategies	5,404	(322)	364	(686)
Total cash flow hedges and non-qualifying strategies	$6,220	$(270)	$446	$(716)

Balance Sheet Location
Other assets	$2,264	$446	$446	$0
Other liabilities	3,956	(716)	0	(716)
Total derivatives	$6,220	$(270)	$446	$(716)

	December 31, 2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$245	$(2)	$0	$(2)
Foreign currency swaps	615	170	180	(10)
Total cash flow hedges	860	168	180	(12)
Non-qualifying strategies:
Interest rate swaps	743	56	124	(68)
Foreign currency swaps	3,815	(58)	260	(318)
Credit default swaps	756	(343)	0	(343)
Total non-qualifying strategies	5,314	(345)	384	(729)
Total cash flow hedges and non-qualifying strategies	$6,174	$(177)	$564	$(741)

Balance Sheet Location
Other assets	$2,364	$564	$564	$0
Other liabilities	3,810	(741)	0	(741)
Total derivatives	$6,174	$(177)	$564	$(741)

Hedging

Certain of our consolidated VIEs have interest rate and/or foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 25 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes (see Note 6). By entering into these contracts, we have been able to lock in the interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes. The swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. We also formally assess both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.”

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

Discontinuance of Hedge Accounting

We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

When hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in other comprehensive income are reclassified into earnings when earnings are impacted by the cash flow of the hedged item.

Cash Flow Hedges

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011
Interest rate swaps	$1	$0
Foreign currency swaps	(56)	(4)
Total	$(55)	$(4)

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
Interest rate swaps	$1	$0
Foreign currency swaps	(11)	(3)
Total	$(10)	$(3)

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the three-month periods ended March 31, 2011 and 2010. As of March 31, 2011, pretax deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate swaps	$(5)	$(5)
Foreign currency swaps	(29)	4
Credit default swaps	5	21
Other	3	0
Total	$(26)	$20

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income.

Nonderivative Hedges

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income.

Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three-month periods ended March 31, 2011, and 2010; therefore, there was no impact on net earnings during those periods for the foreign exchange effect of the designated Parent Company yen-denominated liabilities. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the three-month periods ended March 31, 2011 and 2010.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

5.  FAIR VALUE MEASUREMENTS

We determine the fair values of our debt, derivative, perpetual and privately issued equity securities primarily using three pricing approaches or techniques: quoted market prices readily available from public exchange markets, a discounted cash flow (DCF) pricing model, and price quotes we obtain from outside brokers.

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Prior to March 31, 2010, credit spreads were derived based on pricing data obtained from investment brokers and took into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. Subsequent to March 31, 2010, credit spreads were derived from using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that is comprised of investments in active markets. The index provides a broad-based measure of global fixed-income bond market. This widely used bond index extensively covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.

The pricing data and market quotes we obtain from outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, the inputs are re-examined and the value is confirmed or revised.

In recent years, on the price quotes we obtain from outside brokers, we have noted a continued reduction in the availability of pricing data. This decline is due largely to a reduction in the overall number of sources providing pricing data. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We assess the reasonableness of the pricing data we receive by comparing it to relevant market indices and other performance measurements.

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

	March 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$17,464	$644	$0	$18,108
Municipalities	0	986	0	986
Mortgage- and asset-backed securities	0	1,479	248	1,727
Public utilities	0	5,449	0	5,449
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	2,175	0	2,175
Banks/financial institutions	0	7,774	420	8,194
Other corporate	0	13,674	0	13,674
Total fixed maturities	17,464	32,181	673	50,318
Perpetual securities:
Banks/financial institutions	0	7,023	0	7,023
Other corporate	0	345	0	345
Total perpetual securities	0	7,368	0	7,368
Equity securities	15	5	4	24
Other assets:
Interest rate swaps	0	114	0	114
Foreign currency swaps	0	136	196	332
Total other assets	0	250	196	446
Total assets	$17,479	$39,804	$873	$58,156

Liabilities:
Interest rate swaps	$0	$63	$0	$63
Foreign currency swaps	0	245	70	315
Credit default swaps	0	0	338	338
Total liabilities	$0	$308	$408	$716

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$16,534	$679	$0	$17,213
Municipalities	0	973	0	973
Mortgage- and asset-backed securities	0	1,539	267	1,806
Public utilities	0	5,369	0	5,369
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,394	0	1,394
Banks/financial institutions	0	8,047	386	8,433
Other corporate	0	13,162	0	13,162
Total fixed maturities	16,534	31,163	658	48,355
Perpetual securities:
Banks/financial institutions	0	7,169	0	7,169
Other corporate	0	343	0	343
Total perpetual securities	0	7,512	0	7,512
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	124	0	124
Foreign currency swaps	0	151	289	440
Total other assets	0	275	289	564
Total assets	$16,548	$38,955	$951	$56,454

Liabilities:
Interest rate swaps	$0	$70	$0	$70
Foreign currency swaps	0	280	48	328
Credit default swaps	0	0	343	343
Total liabilities	$0	$350	$391	$741

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

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$241	$(343)	$560
Realized gains or losses included in earnings	(6)	0	0	0	1	0	0	0	(64)	5	(64)
Unrealized gains or losses included in other comprehensive income	(10)	0	0	0	33	0	0	0	(51)	0	(28)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0

Balance, end of period	$248	$0	$5	$0	$420	$0	$0	$4	$126	$(338)	$465

Change in unrealized gains (losses) still held(1)	$(6)	$0	$0	$0	$1	$0	$0	$0	$(64)	$5	$(64)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2011

Three Months Ended March 31, 2010
	Fixed Maturities						Perpetual Securities	Equity securities	Derivatives
(In millions)	Mortgage- and asset- backed securities	Public utilities	Collateralized debt obligations	Sovereign and supranational	Banks/ financial institutions	Other corporate	Banks/ financial institutions		Credit default swaps	Total

Balance, beginning of period	$62	$497	$267	$293	$1,240	$1,248	$1,441	$9	$0	$5,057
Effect of change in accounting principle(1)	0	0	(263)	0	0	0	0	0	(312)	(575)
Revised balance, beginning of period	62	497	4	293	1,240	1,248	1,441	9	(312)	4,482
Realized gains or losses included in earnings	0	0	0	0	5	0	(17)	0	21	9
Unrealized gains or losses included in other comprehensive income	1	(9)	0	5	33	5	176	0	0	211
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(170)	0	(54)	0	0	(224)
Settlements	0	0	0	0	(5)	0	0	0	0	(5)
Transfers into Level 3	0	0	0	0	0	0	149 (3)	0	0	149
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0

Balance, end of period	$63	$488	$4	$298	$1,103	$1,253	$1,695	$9	$(291)	$4,622

Change in unrealized gains (losses) still held(2)	$0	$0	$0	$0	$0	$0	$(25)	$0	$21	$(4)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3, and 4 for additional information.
(2)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2010

(3)	Transferred from Level 2 to Level 3 as a result of credit downgrades of the respective securities to below investment grade

The inputs we receive from pricing brokers for forward exchange rates and the credit spreads for certain issuers, including liquidity risk, have become increasingly difficult for us to observe or corroborate in the markets for our investments in callable reverse-dual currency securities (RDCs), securities rated below investment grade, and to a lesser extent less liquid sinking fund securities. This has resulted in the transfer of affected fixed maturities available for sale from the Level 2 valuation category into the Level 3 valuation category.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$73,066	$72,818	$72,570	$72,999
Fixed-maturity securities - consolidated variable interest entities	5,757	5,714	5,869	5,825
Perpetual securities	5,847	5,847	5,974	5,974
Perpetual securities - consolidated variable interest entities	1,521	1,521	1,538	1,538
Equity securities	24	24	23	23
Interest rate, foreign currency, and credit default swaps	446	446	564	564
Liabilities:
Notes payable (excluding capitalized leases)	3,011	3,219	3,032	3,248
Interest rate, foreign currency, and credit default swaps	716	716	741	741
Obligation to Japanese policyholder protection corporation	86	86	108	108

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $20.2 billion at March 31, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,057)	+50 bps	$(1,042)	+50 bps	$(228)
-50 bps	1,152	-50 bps	1,119	-50 bps	26

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $26.2 billion at March 31, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,658)	+50 bps	$(1,509)	+50 bps	$(375)
-50 bps	1,712	-50 bps	1,534	-50 bps	378

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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

6. NOTES PAYABLE

A summary of notes payable follows:

(In millions)	March 31, 2011		December 31, 2010
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	180		184
2.26% notes due September 2016 (principal amount 8 billion yen)	96		98
Variable interest rate notes due September 2011 (.58% at March 2011, principal amount 20 billion yen)	241		245
Yen-denominated Samurai notes:
1.87% notes due June 2012 (principal amount 26.6 billion yen)	320		327
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	120		123
3.00% loan due August 2015 (principal amount 5 billion yen)	60		61
Capitalized lease obligations payable through 2016	6		6
Total notes payable	$3,017		$3,038

(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes

(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2011. No events of default or defaults occurred during the three-month period ended March 31, 2011.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

7. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the three-month periods ended March 31.

(In thousands of shares)	2011	2010
Common stock - issued:
Balance, beginning of period	662,660	661,209
Exercise of stock options and issuance of restricted shares	670	590
Balance, end of period	663,330	661,799
Treasury stock:
Balance, beginning of period	192,999	192,641
Purchases of treasury stock:
Open market	3,100	0
Other	151	94
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(325)	0
Exercise of stock options	(81)	(270)
Other	(78)	(88)
Balance, end of period	195,766	192,377
Shares outstanding, end of period	467,564	469,422

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

(In thousands)	2011	2010
Anti-dilutive share-based awards	2,592	2,450

Share Repurchase Program: During the first quarter of 2011, we repurchased 3.1 million shares of our common stock in the open market. During the first quarter of 2010, we did not repurchase any shares of our common stock.

As of March 31, 2011, a remaining balance of 27.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8. SHARE-BASED COMPENSATION

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2011, approximately 15.2 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2011.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	14,713	5.5	$ 168	$ 42.48
Exercisable	11,239	4.5	124	42.80

We received cash from the exercise of stock options in the amount of $9.6 million during the first quarter of 2011, compared with $13.4 million in the first quarter of 2010. The tax benefit realized as a result of stock option exercises and restricted stock releases was $11.4 million in the first quarter of 2011, compared with $11 million in the first quarter of 2010.

As of March 31, 2011, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $37 million, of which $19 million (688 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 11 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2010.

9. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended March 31,
	2011		2010
(In millions)	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$4	$4	$3	$3
Interest cost	1	4	1	3
Expected return on plan assets	(1)	(4)	(1)	(3)
Amortization of net actuarial loss	1	1	1	1
Net periodic benefit cost	$5	$5	$4	$4

During the three months ended March 31, 2011, Aflac Japan contributed approximately $5 million (using the March 31, 2011, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

—	difficult conditions in global capital markets and the economy

—	governmental actions for the purpose of stabilizing the financial markets

—	defaults and downgrades in certain securities in our investment portfolio

—	impairment of financial institutions

—	credit and other risks associated with Aflac’s investment in perpetual securities

—	differing judgments applied to investment valuations

—	subjective determinations of amount of impairments taken on our investments

—	limited availability of acceptable yen-denominated investments

—	concentration of our investments in any particular single-issuer or sector

—	concentration of business in Japan

—	ongoing changes in our industry

—	exposure to significant financial and capital markets risk

—	fluctuations in foreign currency exchange rates

—	significant changes in investment yield rates

—	deviations in actual experience from pricing and reserving assumptions

—	subsidiaries’ ability to pay dividends to Aflac Incorporated

—	changes in law or regulation by governmental authorities

—	ability to attract and retain qualified sales associates and employees

—	decreases in our financial strength or debt ratings

—	ability to continue to develop and implement improvements in information technology systems

—	changes in U.S. and/or Japanese accounting standards

—	failure to comply with restrictions on patient privacy and information security

—	level and outcome of litigation

—	ability to effectively manage key executive succession

—	impact of the recent earthquake and tsunami natural disaster and related events at the nuclear plant in Japan and their aftermath

—	catastrophic events including, but not necessarily limited to, tornadoes, hurricanes, earthquakes, tsunamis, and damage incidental to such events

—	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2010, to March 31, 2011. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2010. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Results for the first quarter of 2011 benefited from the stronger yen/dollar exchange rate, however realized investment losses were higher compared with the same period a year ago due to significant investment derisking activities. Total revenues rose 1.0% to $5.12 billion, compared with $5.07 billion in the first quarter of 2010. Net earnings were $395 million, or $.84 per diluted share, compared with $636 million, or $1.35 per diluted share, in the first quarter of 2010.

We experienced pretax net realized investment losses of $579 million ($376 million after-tax) in the first quarter of 2011, which included $405 million ($263 million after-tax) of other-than-temporary impairments and $161 million of losses, net of gains, ($105 million after-tax) from securities sold as a result of an implemented plan to reduce the risk exposure in our investment portfolio. For the first quarter of 2010, we experienced pretax net realized investment losses of $46 million ($30 million after-tax), which included $42 million ($27 million after-tax) of other-than-temporary impairments. Shareholders’ equity at March 31, 2011, included a net unrealized loss on investment securities (including derivatives) of $21 million, compared with a net unrealized gain of $64 million at December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 86% of our liabilities are reported as of March 31, 2011, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2011. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2010.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the three-month periods ended March 31.

Items Impacting Net Earnings
	In Millions		Per Diluted Share
	2011	2010	2011	2010
Net earnings	$395	$636	$.84	$1.35
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(357)	(41)	(.75)	(.08)
Impact of derivative and hedging activities	(19)	11	(.04)	.02

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

Securities Transactions and Impairments

During the three-month period ended March 31, 2011, we realized pretax investment losses of $405 million ($263 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We also realized pretax investment losses, net of gains, of $161 million ($105 million after-tax) from securities sold as a result of an implemented plan to reduce the risk exposure in our investment portfolio. We realized pretax investment gains of $11 million ($7 million after-tax) for sales and redemptions in the normal course of business and $6 million ($4 million after-tax) for other securities transactions. See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these activities.

During the three-month period ended March 31, 2010, we realized pretax investment losses of $42 million ($27 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses, net of gains, of $21 million ($14 million after-tax) from securities sold or redeemed in the normal course of business.

The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2011	2010
Perpetual securities	$0	$41
Corporate bonds	397	0
Mortgage- and asset-backed securities	6	0
Municipalities	1	0
Equity securities	1	1
Total other-than-temporary impairment losses realized	$405	$42

Impact of Derivative and Hedging Activities

Our derivative activities, which are primarily passive in nature, include foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated, and securities with embedded derivatives.

For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.2% for the three-month period ended March 31, 2011, and 34.7% for the three-month period ended March 31, 2010. The decline in the effective income tax rate during the first quarter of 2011 was due to our net realized investment losses discussed above.

Earnings Guidance

We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.

Subject to the preceding assumptions, our objective for 2011 is to increase net earnings per diluted share by 8% to 12% over 2010. Given the continued low-interest-rate environment, especially in Japan, we will likely be at the low end of the 8% to 12% range. If the yen/dollar exchange rate averages 80 to 85 for the full year, we would expect reported net earnings to be in the range of $6.09 to $6.34 per diluted share. Using that same exchange rate assumption, we would expect second quarter 2011 reported net earnings per diluted share to be in the range of $1.51 to $1.57. Based on our stated objective for 2011, the following table shows the likely results for 2011 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2011 Net Earnings Per Share (EPS) Scenarios(1)
Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2010	Yen Impact on EPS
80.00	$ 6.34 - 6.56	14.6 - 18.6%	$ .37
85.00	6.09 - 6.31	10.1 - 14.1	.12
87.69 (2)	5.97 - 6.19	8.0 - 11.9	0
90.00	5.87 - 6.09	6.1 - 10.1	(.10)
95.00	5.68 - 5.90	2.7 - 6.7	(.29)

(1)	Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2011 and 2010
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

We measure and evaluate our insurance segments’ financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations before realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

Aflac Japan Summary of Operating Results
	Three Months Ended March 31,
(In millions)	2011	2010
Premium income	$3,702	$3,206
Net investment income:
Yen-denominated investment income	431	401
Dollar-denominated investment income	218	192

Net investment income	649	593
Other income (loss)	20	28

Total operating revenues	4,371	3,827

Benefits and claims	2,580	2,277
Operating expenses:
Amortization of deferred policy acquisition costs	162	143
Insurance commissions	288	271
Insurance and other expenses	361	315
Total operating expenses	811	729
Total benefits and expenses	3,391	3,006
Pretax operating earnings(1)	$ 980	$ 821

Weighted-average yen/dollar exchange rate	82.29	90.49

	In Dollars		In Yen
Percentage change over previous period:	2011	2010	2011	2010
Premium income	15.5%	6.5%	4.8%	3.3%
Net investment income	9.5	5.8	(.7)	2.5
Total operating revenues	14.2	6.9	3.7	3.6
Pretax operating earnings(1)	19.3	20.5	8.5	16.8

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 5.0% in the first quarter of 2011 and 3.6% for the same period of 2010 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at March 31, 2011, were 1.27 trillion yen, compared with 1.21 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.3 billion at March 31, 2011, compared with $13.0 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first three months of 2011, compared with 32% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during the first three months of 2011, compared with 33% a year ago. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

Three Months Ended March 31,

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2011		2010	2011	2010
Net investment income	(.7	) %	2.5%	2.7%	3.5%
Total operating revenues	3.7		3.6	4.1	3.4
Pretax operating earnings(1)	8.5		16.8	9.9	15.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2011	2010
Benefits and claims	59.0%	59.5%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.7
Insurance commissions	6.6	7.1
Insurance and other expenses	8.3	8.3
Total operating expenses	18.6	19.1
Pretax operating earnings(1)	22.4	21.4

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Aflac Japan’s first quarter 2011 financial results reflect a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, for benefits expense in the quarter. The financial results also reflect .7 billion yen, or $8 million, of operating expenses resulting from the earthquake and tsunami. Based on our initial claims estimates, the natural disaster and its related events have not had a material impact on our financial position or results of operations.

Overall, the benefit ratio has declined over the past several years, driven primarily by favorable claim trends in our cancer product line. We expect this downward claim trend to continue. However, this improvement is partially offset by the effect of low investment yields which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. Our operating ratios have also been impacted by strong sales results in our Ordinary products including Child Endowment and WAYS. These products have higher benefit ratios and lower expense ratios than our third sector products. Due to improvement in the benefit ratio and operating expense ratio, the pretax operating profit margin expanded in the three-month period ended March 31, 2011, compared with the same period a year ago. We expect the benefit and expense ratios and pretax profit margin to remain relatively stable throughout 2011.

Aflac Japan Sales

Aflac Japan generated its largest first-quarter production in its 36-year history. New annualized premium sales exceeded our expectations and rose 12.6% to 34.1 billion yen. The following table presents Aflac Japan’s new annualized premium sales for the three-month periods ended March 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2011	2010	2011	2010
New annualized premium sales	$414	$334	34.1	30.3
Increase (decrease) over comparable period in prior year	24.0%	14.1%	12.6%	10.0%

The following table details the contributions to new annualized premium sales by major insurance product for the three-month periods ended March 31.

	2011	2010
Medical	28%	39%
Cancer	18	22
Ordinary life:
Child endowment	22	16
WAYS	18	6
Other ordinary life	11	13
Other	3	4
Total	100%	100%

The medical insurance product was the leading contributor to total sales for the first quarter of 2011. Medical insurance sales decreased 20.1% during the three-month period ended March 31, 2011, compared with the same period a year ago, reflecting a difficult comparison to prior year sales which had benefited from the favorable consumer response to our revised EVER medical product. Despite the comparative sales decrease, we maintained our position as the number one seller of medical insurance policies in Japan. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales declined as expected and were down 10.4% during the first quarter of 2011, compared with the same period a year ago, as prospective policyholders and sales agents postponed cancer insurance purchases and sales in anticipation of the introduction of the new base cancer policy, DAYS, which was introduced at the end of March. The enhancements to this new base policy are a response to the changes in cancer treatment as well as our commitment to being the number one provider of cancer insurance in Japan. Sales of cancer insurance accounted for 17.5% of new annualized premium sales for the quarter. Since the introduction of DAYS occurred so late in the first quarter, its impact will not be reflected until the second quarter of 2011. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

The bank channel generated new annualized premium sales of 7.9 billion yen in the first quarter of 2011, an increase of 12.6% over the fourth quarter of 2010 and 154.0% over the first quarter of 2010. As the bank channel has become a larger contributor to sales, Aflac Japan has enhanced its product portfolio to better meet the needs of banks. These products include our child endowment product and WAYS, a product that we first introduced in 2006 and introduced to the bank channel in 2009. Sales of our child endowment product were 7.4 billion yen during the first quarter of 2011, an increase of 58.9% compared with the same period a year ago. The average premium for our child endowment policy is about three times the size of our health policies, making the premium a solid contributor to our sales growth. Our child endowment policy offers a discounted advance premium, and the profit margin on this product more-than-doubles when policyholders elect to pay premiums upfront using the “discounted advance premium.” About half of the consumers who purchase our child endowment policies through banks elect this discounted advance premium method of payment.

Sales of WAYS were 6.0 billion yen during the first quarter of 2011, an increase of 221.6% compared with the same period a year ago. Our profit margin on WAYS is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. Approximately 90% of customers at banks choose this payment option. As the banking channel becomes a greater contributor to our sales growth, we expect sales of this innovative and flexible product to grow significantly in 2011.

In the first quarter of 2011, the bank channel generated 23.1% of new annualized premium sales for Aflac Japan, compared with 10.2% during the same period a year ago. At March 31, 2011, we had agreements with 364 banks, or more than 90% of the total number of banks in Japan, to sell our products. While many banks have agreed to sell our products, it takes time to facilitate training with more than 20,000 branches representing the 364 banks. We are seeing sales steadily improving at many of these bank branches as training takes place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. In the first quarter of 2011, we recruited more than 1,200 new sales agencies, an increase of 3.3% over the same period a year ago. At March 31, 2011, Aflac

Japan was represented by approximately 19,800 sales agencies and more than 115,900 licensed sales associates employed by those agencies.

Overall, Aflac Japan performed well in the first quarter of 2011, despite the natural disaster and difficult sales comparisons to prior year. We believe that there is still a continued need for our products in Japan. Following strong sales growth in 2010, our objective for 2011 is for new annualized premium sales to be in the range of down 2% to up 3% in Japan.

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

The following table presents the results of Aflac Japan’s investment yields for the three-month periods ended March 31.

	2011	2010
New money yield - yen only	2.36%	2.46%
New money yield - blended	3.16	2.67
Return on average invested assets, net of investment expenses	3.31	3.55

The decrease in the Aflac Japan yen only new money yield reflects the low level of interest rates and tightening credit spreads. At March 31, 2011, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.56%, compared with 3.75% a year ago. In order to address our challenge of investing in Japan’s low-interest-rate environment, in 2010 and continuing into the first quarter of 2011, we started increasing the amount Aflac Japan invests in higher-yielding dollar-denominated securities. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

The Bank of Japan’s April 2011 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economy is under strong downward pressure currently, especially for production, due to the effects of the earthquake and tsunami that occurred on March 11, 2011. Consumer spending may slow down in the short-term, however it is expected to resume to normal levels as production begins to recover. Financial conditions have generally continued to ease, while weakness has been observed in the financial positions of some firms, mainly small ones, since the earthquake.

Prior to the earthquake and tsunami, Japan’s economic conditions had been showing signs of improvement due to various policy measures taken in Japan and abroad. Japan’s economy is expected to return to a moderate recovery path following the effects of the natural disaster. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

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

In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2011	2010
Premium income	$1,169	$1,142
Net investment income	144	132
Other income	3	2
Total operating revenues	1,316	1,276
Benefits and claims	642	580
Operating expenses:
Amortization of deferred policy acquisition costs	116	138
Insurance commissions	134	132
Insurance and other expenses	171	182
Total operating expenses	421	452
Total benefits and expenses	1,063	1,032
Pretax operating earnings(1)	$253	$244

Percentage change over previous period:
Premium income	2.5%	3.5%
Net investment income	8.8	5.6
Total operating revenues	3.1	3.7
Pretax operating earnings(1)	3.7	19.4

(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.3% in the first quarter of 2011 and 2.8% for the same period of 2010. Annualized premiums in force at March 31, 2011, were $5.0 billion, compared with $4.9 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2011	2010
Benefits and claims	48.8%	45.5%
Operating expenses:
Amortization of deferred policy acquisition costs	8.8	10.8
Insurance commissions	10.1	10.3
Insurance and other expenses	13.1	14.3
Total operating expenses	32.0	35.4
Pretax operating earnings(1)	19.2	19.1

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The pretax operating profit margin remained relatively stable in the first quarter of 2011, compared with the same period a year ago. In 2010, we experienced the loss of a large payroll account which resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with this account; the net result had a positive impact on the profit margin in 2010. In 2011, as expected, our benefit ratio increased, compared with first quarter of 2010, returning to a more normal level. As an offset to that increase, the expense ratio decreased in the first quarter of 2011, resulting in a pretax operating profit margin consistent with that experienced in 2010. For the remainder of 2011, we expect the benefit and operating expense ratios and the pretax operating profit margin to be in a range similar to the levels experienced in 2009 and 2008.

Aflac U.S. Sales

For the first time in nine quarters, Aflac U.S. generated positive sales growth. This sales increase reflected an increase in production from both new and veteran sales associates in the first quarter of 2011. We believe this sales improvement reflects our intense focus on supporting our sales associates with enhanced products and better resources and training that help them approach selling in the current economic environment more effectively. The following table presents Aflac’s U.S. new annualized premium sales for the three-month periods ended March 31.

(In millions)	2011	2010
New annualized premium sales	$336	$316
Increase (decrease) over comparable period in prior year	6.3%	(10.0) %

The following table details the contributions to new annualized premium sales by major insurance product category for the three-month periods ended March 31.

	2011	2010
Income-loss protection:
Short-term disability	17%	18%
Life	6	6
Asset-loss protection:
Accident	30	30
Critical care	23	21
Supplemental medical:
Hospital indemnity	17	20
Dental/vision	7	5

Total	100%	100%

New annualized premium sales for accident insurance, our leading product category, increased 6%, short-term disability sales increased 4%, critical care insurance sales (including cancer insurance) increased 17%, and hospital indemnity insurance sales decreased 9% in the first quarter of 2011, compared with the same period a year ago.

We are pursuing sales through specific product pushes called “Smart Launches,” which are modeled after Aflac Japan product launches that efficiently focus the entire sales force on selling one specific product during one specific time period. Our first “Smart Launch” was in the first quarter of 2011, and it focused our sales force on selling our dental product. The results were very positive, with our dental category generating a 37% sales increase, compared with the same period a year ago, and contributing 6.2% of new annualized premium sales for the quarter.

We have seen success with a critical illness product created for our group sales platform. While this product was only introduced in mid-2010, it has provided both our traditional sales associates and brokers with a product to add to accounts that currently have our cancer product on an individual basis. This is an example of a product that helps career agents transition and expand their portfolio to include not only individual products, but also group products.

As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. In January 2011, we launched our first recruiting campaign utilizing national television advertising, which featured a commercial with successful sales associates sharing their experiences. This campaign contributed significantly to our 13.5% increase in recruiting for the first quarter of 2011, compared with the same period a year ago. We recruited more than 6,600 new sales associates in the first quarter of 2011, resulting in approximately 72,000 licensed sales associates as of March 31, 2011.

In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. Insurance brokers have been a historically underleveraged sales channel for Aflac, so we have been developing relationships that complement our traditional distribution system with the Aflac for BrokersSM initiative that we launched in 2009. We have a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation.

Our group products sold through CAIC, now branded as Aflac Group Insurance, have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. New annualized premium sales for Aflac U.S. in the first quarter of 2011 included sales from Aflac Group Insurance of $36 million. These sales of group insurance products represented 10.7% of total U.S. sales production.

Although we remain cautious in our short-term sales outlook for Aflac U.S., our longer-term view has not changed. We believe the need for our products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. For 2011, our objective is for Aflac U.S. new annualized premium sales to be flat to up 5%, and our first quarter sales are a good start toward achieving that objective.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment yields for the three-month periods ended March 31.

	2011	2010
New money yield	5.77%	5.98%
Return on average invested assets, net of investment expenses	6.42	6.49

The decrease in the U.S. new money yield reflects a low level of interest rates and tightening credit spreads. At March 31, 2011, the portfolio yield on Aflac’s U.S. portfolio was 6.84%, compared with 7.06% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

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

U.S. Regulatory Environment

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance, therefore, the PPACA, as enacted, does not directly affect the design of our insurance products or our sales model. Our experience with Japan’s national healthcare environment leads us to believe that the need for our products will only increase over the coming years.

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

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2011, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2010.

Impact of Foreign Exchange on Balance Sheet Items
(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	83.15		81.49
Investments and cash	$88,441	$ (1,408)	$89,849
Deferred policy acquisition costs	9,689	(141)	9,830
Total assets	101,145	(1,579)	102,724
Policy liabilities	82,491	(1,524)	84,015
Total liabilities	90,122	(1,607)	91,729

(1)	The exchange rate at March 31, 2011, was 83.15 yen to one dollar, or 2.0% weaker than the December 31, 2010, exchange rate of 81.49.

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

The following table details investment securities by segment.

Investment Securities by Segment
	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010
Securities available for sale, at fair value:
Fixed maturities	$ 41,319	$ 39,485	$ 8,883	(1)	$ 8,750	(1)
Perpetual securities	7,118	7,233	250		279
Equity securities	24	23	0		0
Total available for sale	48,461	46,741	9,133		9,029
Securities held to maturity, at amortized cost:
Fixed maturities	28,505	30,084	0		0
Total held to maturity	28,505	30,084	0		0
Total investment securities	$ 76,966	$ 76,825	$ 9,133		$ 9,029

(1) Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $116 in 2011 and $120 in 2010.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk and credit risk.

Currency Risk

The functional currency of Aflac Japan’s insurance operations is the Japanese yen. All of Aflac Japan’s premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. While we have been investing a portion of our yen cash flow in dollar-denominated securities, most of Aflac Japan’s investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated debt obligations.

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
(In millions)	March 31, 2011				December 31, 2010
Yen/dollar exchange rates	68.15	83.15	(1)	98.15	66.49	81.49	(1)	96.49
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$36,440	$29,868		$25,302	$35,905	$29,296		$24,742
Fixed maturities - consolidated variable interest entities	3,479	2,851		2,415	3,637	2,968		2,506
Perpetual securities	6,754	5,535		4,690	6,911	5,638		4,762
Perpetual securities - consolidated variable interest entities	1,714	1,405		1,190	1,745	1,424		1,203
Equity securities	23	19		16	23	19		16
Securities held to maturity:
Fixed maturities	34,045	27,904		23,639	36,119	29,470		24,889
Fixed maturities - consolidated variable interest entities	734	601		509	752	614		518
Cash and cash equivalents	976	800		678	939	766		647
Other financial instruments	157	129		109	153	125		105
Subtotal	84,322	69,112		58,548	86,184	70,320		59,388
Liabilities:
Notes payable	1,249	1,023		867	1,280	1,044		882
Japanese policyholder protection corporation	106	86		73	132	108		91
Subtotal	1,355	1,109		940	1,412	1,152		973
Net yen-denominated financial instruments	82,967	68,003		57,608	84,772	69,168		58,415
Other yen-denominated assets	10,245	8,397		7,114	10,338	8,435		7,124
Other yen-denominated liabilities	94,921	77,800		65,908	95,441	77,873		65,767
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(1,709)	$(1,400)		$(1,186)	$(331)	$(270)		$(228)

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2011, and December 31, 2010, would be as follows:

	March 31,	December 31,
(In millions)	2011	2010
Effect on yen-denominated debt and perpetual securities	$(7,652)	$(7,833)
Effect on dollar-denominated debt and perpetual securities	(1,698)	(1,366)
Effect on total debt and perpetual securities	$(9,350)	$(9,199)

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

We attempt to match the duration of our assets with the duration of our liabilities. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

We have entered into interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. These agreements effectively swap the variable interest rate Uridashi notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2010	Three Months Ended March 31, 2010

AAA	24.2%	1.0%	1.3%
AA	41.3	60.7	55.1
A	15.3	24.5	40.9
BBB	19.2	13.8	2.7

Total	100.0%	100.0%	100.0%

Our purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during the first quarter of 2011 was due to an increase in purchases of U.S. Treasury securities.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition of Portfolio by Credit Rating

	March 31, 2011		December 31, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	4.3%	4.5%	3.3%	3.6%
AA	35.2	35.5	35.7	36.5
A	32.9	33.6	36.0	36.6
BBB	20.8	20.6	18.8	18.7
BB or lower	6.8	5.8	6.2	4.6
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2011, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at March 31, 2011, and December 31, 2010. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	March 31, 2011		December 31, 2010
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$70,211	81.3%	$68,407	79.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	7,501	8.7	8,679	10.1
Upper Tier II	0	.0	15	.0
Tier I(1)	534	.6	613	.7
Surplus notes	335	.4	335	.4
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	52	.1	52	.1
Total fixed maturities	8,507	9.9	9,779	11.4
Perpetual securities (economic maturity date):
Upper Tier II	5,121	5.9	5,285	6.1
Tier I	2,462	2.9	2,542	3.0
Total perpetual securities	7,583	8.8	7,827	9.1
Total debt and perpetual securities	$86,301	100.0%	$86,013	100.0%

(1)	Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

As of March 31, 2011, our largest investment industry sector concentration was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations. As a result, Greece, Ireland and most recently Portugal, were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. The financial institutions of these countries have faced both liquidity and asset valuation pressures. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions in these countries and others facing similar fiscal pressures. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, we believe nationalizations and burden-sharing among debt holders remain options of last resort.

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, further discussion of our largest investment industry sector concentration (banks and financial institutions), and disclosure on our investment exposure to certain Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of March 31, 2011, were as follows:

Largest Global Investment Positions
	Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$16,756	19.4%	Senior	Aa2	AA-	AA-
United States Treasury	964	1.1	Senior	Aaa	AAA	AAA
Israel Electric Corp.	914	1.1	Senior	Baa2	BB+	-
Republic of Tunisia(2)	889	1.0	Senior	Baa3	BBB-	BBB-
Republic of South Africa	735.9		Senior	A3	BBB+	BBB+
HSBC Holdings PLC	722.8
HSBC Finance Corporation (formerly Household Finance)	602.7		Senior	A3	A	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	40.0		UTII	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80.1		UTII	Aa3	-	-
Commerzbank AG (includes Dresdner Bank)	637.7
Commerzbank AG	451.5		LTII	Baa3	BBB-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	186.2		LTII	Baa3	BBB-	A
UniCredit SpA	605.7
Unicredito Bank Austria	11.0		LTII	Aa3	AA+	-
Hypovereinsbank (Unicredit Bank AG)	240.3		LTII	Baa2	BBB+	A
Hypovereinsbank (HVB Funding Trust I, III & VI)	354.4		Tier I	Baa3	BBB	BBB
Mizuho Financial Group Inc.	564.7
Mizuho Bank, Mizuho Finance Cayman & Aruba	564.7		UTII	A2	A-	-
Bank of Tokyo-Mitsubishi UFJ Ltd.	541.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	541.6		LTII	Aa3	A	A-
Bank of America Corp. (includes Merrill Lynch)	541.6
Merrill Lynch & Co. Inc.	301.3		Senior	A2	A	A+
Bank of America Corp. (includes Fleet Financial Group Inc., Nationsbank Corporation)	240.3		LTII	A3	A-	A
BNP Paribas (includes Fortis)	541.6
BNP Paribas	120.1		Senior	Aa2	AA	AA-
Fortis Bank SA-NV	301.4		UTII	A3	A	A-
Fortis Luxembourg Finance SA	120.1		UTII	Baa2	A	A-
Erste Group Bank AG	516.6
Erste Group Bank	120.1		LTII	A2	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	396.5		Tier I	Ba1	-	BBB-
Investcorp SA	495.6
Investcorp Capital Limited	495.6		Senior	Ba2	-	BB+
National Grid PLC	482.6
National Grid Gas PLC	241.3		Senior	A3	A-	A
National Grid Electricity Transmission PLC	241.3		Senior	A3	A-	A
Sumitomo Mitsui Financial Group Inc.	481.6
Sumitomo Mitsui Banking Corporation	120.2		LTII	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	361.4		UTII	A1	A-	-
Telecom Italia SpA	481.6
Telecom Italia Finance SA	481.6		Senior	Baa2	BBB	BBB
JP Morgan Chase & Co. (including Bear Stearns)	475.6
JP Morgan Chase & Co. (including Bear Stearns Companies Inc.)	421.6		Senior	Aa3	A+	AA-
JP Morgan Chase & Co. (FNBC)	26.0		Senior	Aa1	AA-	-
JP Morgan Chase & Co. (Bank One Corp.)	17.0		LTII	A1	A	A+
JP Morgan Chase & Co. (NBD Bank)	11.0		LTII	Aa2	A+	A+
Citigroup Inc.	474.5
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	473.5		Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1.0		LTII	Baa1	A-	A
Commonwealth Bank of Australia	469.5
Commonwealth Bank of Australia	120.1		LTII	Aa2	AA-	AA-
Commonwealth Bank of Australia	241.3		UTII	-	A+	-
Bankwest	108.1		UTII	Aa2	AA-	-
Total	$28,282	32.8%

Total debt and perpetual securities	$86,301	100.0%

(1)	JGBs or JGB-backed securities
(2)	Deemed by the Company to be below investment grade

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

During the three-month period ended March 31, 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our focus was on reducing our exposure to large concentrated investment positions, which overlapped with efforts to reduce our exposure to investments in Greece, Ireland and Portugal and certain financial issuers. As a result of the efforts to reduce large concentrated positions, we sold certain dollar-denominated, available-for-sale securities holdings of issuers that exceeded 10% of TAC. We reduced our exposure to Israel Electric by $66 million, Bank of America Corp. by $104 million, Commerzbank by $52 million, and HSBC by $100 million, on an amortized cost basis, resulting in a pretax net gain of $8 million ($5 million after-tax). In addition, in our effort to reduce our exposure to investments in Greece and Ireland, we sold our $368 million exposure to Alpha Bank, at amortized cost, at a pretax loss of $177 million ($115 million after-tax) and our $77 million exposure to Allied Irish Banks, at amortized cost, at a pretax gain of $2 million ($1 million after-tax). We recognized other-than-temporary impairment losses of $397 million ($258 million after-tax) for the remaining two Greek bank holdings, EFG Eurobank Ergasias and National Bank of Greece (NBG). In April 2011, we sold our investment in EFG Eurobank Ergasias for $2 million more than its recorded impaired value. Also in April 2011, subsequent to the end of first quarter 2011, we reduced our exposure in Portugal by exercising a put option on our investment in CP-Comboios de Portugal EPE at its par value of $180 million, generating no gain or loss on the transaction. Other sales of securities from financial issuers and other entities resulting from our derisking strategy generated an additional pretax net gain of $6 million ($4 million after-tax) in the first quarter of 2011. See the Investment Concentrations section of Note 3 of the Notes to the Consolidated Financial Statements for additional information.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance
	March 31, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$32,857	$33,737	$31,098	$32,457
Perpetual securities	235	267	235	256
Equity securities	13	15	13	14
Total publicly issued	33,105	34,019	31,346	32,727
Privately issued securities:
Fixed maturities	45,861	44,795	47,088	46,367
Perpetual securities	7,348	7,101	7,592	7,256
Equity securities	9	9	9	9
Total privately issued	53,218	51,905	54,689	53,632
Total investment securities	$86,323	$85,924	$86,035	$86,359

The following table details our privately issued investment securities.

Privately Issued Securities
(Amortized cost, in millions)	March 31, 2011	December 31, 2010
Privately issued securities as a percentage of total debt and perpetual securities	61.7%	63.6%
Privately issued securities held by Aflac Japan	$50,225	$51,702
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	58.2%	60.1%

Reverse-Dual Currency Securities (1)
(Amortized cost, in millions)	March 31, 2011	December 31, 2010
Privately issued reverse-dual currency securities	$12,715	$12,790
Publicly issued collateral structured as reverse-dual currency securities	2,815	2,844
Total reverse-dual currency securities	$15,530	$15,634

Reverse-dual currency securities as a percentage of total debt and perpetual securities	18.0%	18.2%

(1)	Principal payments in yen and interest payments in dollars

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

Below-Investment-Grade and Split-Rated Securities

Debt and perpetual securities classified as below investment grade at March 31, 2011 and December 31, 2010, were generally reported as available for sale and carried at fair value. Each of the below-investment-grade securities was investment grade at the time of purchase and was subsequently downgraded by credit rating agencies. Below-investment-grade debt and perpetual securities represented 6.8% of total debt and perpetual securities at March 31, 2011, compared with 6.2% of total debt and perpetual securities at December 31, 2010, at amortized cost.

The below-investment-grade securities were as follows:

Below-Investment-Grade Securities
	March 31, 2011				December 31, 2010
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value		Amortized Cost		Fair Value		Unrealized Gain/Loss
Republic of Tunisia	$887	$889	$959	$70	$	*	$	*	$	*	$	*
Investcorp Capital Limited	495	495	341	(154)		504		504		337		(167)
Irish Life and Permanent PLC (1)	445	110	110	0		454		112		112		0
Lloyds Banking Group PLC (1)	440	365	424	59		440		364		387		23
EFG Eurobank Ergasias	409	164	164	0		417		416		131		(285)
UPM-Kymmene	373	373	294	(79)		380		380		290		(90)
Ford Motor Credit Company	361	361	370	9		368		368		374		6
Banco Espirito Santo SA	361	361	137	(224)		*		*		*		*
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas) (1)	361	258	192	(66)		368		264		186		(78)
NBG (National Bank of Greece)	361	208	208	0		368		368		146		(222)
Banco BPI, SA (1)	301	301	192	(109)		*		*		*		*
CSAV (Tollo Shipping Co. S.A.)	289	289	158	(131)		295		295		161		(134)
Bank of Ireland	241	241	110	(131)		*		*		*		*
KBL European Private Bankers S.A. (Part of KBC Group NV) (1)	241	134	136	2		245		137		144		7
CP-Comboios de Portugal EPE (2)	180	180	180	0		*		*		*		*
Caixa Geral de Depositos SA	180	180	77	(103)		*		*		*		*
Aiful Corporation	180	66	66	0		184		67		67		0
BAWAG Capital Finance Jersey (1)	168	118	114	(4)		172		120		116		(4)
IKB Deutsche Industriebank AG	156	156	103	(53)		160		160		104		(56)
Hypo Vorarlberg Capital Finance (1)	132	106	97	(9)		135		108		97		(11)
Finance for Danish Industry (FIH)	120	120	100	(20)		123		123		104		(19)
Royal Bank of Scotland Group PLC (1)	58	19	47	28		58		19		42		23
Macy’s Inc.	53	58	58	0		53		58		58		0
Alpha Bank	0	0	0	0		368		368		115		(253)
Swedbank (1)	*	*	*	*		356		299		314		15
Hella KG Hueck & Co.	*	*	*	*		270		269		224		(45)
Allied Irish Banks PLC	0	0	0	0		245		77		77		0
Commerzbank AG (formerly Dresdner Bank AG) (Tier I only)	0	0	0	0		53		55		46		(9)
Various Other Issuers (below $50 million in par value) (3)	368	339	322	(17)		386		366		326		(40)
Total	$7,160	$5,891	$4,959	$(932)		$6,402		$5,297		$3,958		$(1,339)

*Investment grade at respective reporting date

(1) Perpetual security

(2) Put to issuer at par in April 2011

(3) Includes 18 different issuers in 2011 and 19 different issuers in 2010

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $3.9 billion as of March 31, 2011, and $2.4 billion as of December 31, 2010, and represented 5% and 3% of total debt and perpetual securities, at amortized cost, at each period, respectively. The 10 largest split-rated securities as of March 31, 2011, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp.	$914	Investment Grade
Erste Group Bank(1)	396	Investment Grade
SLM Corp.	391	Investment Grade
Banco Espirito Santo SA	361	Below Investment Grade
Banco BPI, SA(1)	301	Below Investment Grade
Swedbank(1)	293	Investment Grade
Bank of Ireland	241	Below Investment Grade
Caixa Geral De Depositos SA	180	Below Investment Grade
CP-Comboios De Portugal EPE(2)	180	Below Investment Grade
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)(1)(3)	180	Investment Grade

(1) Perpetual security

(2) Put to issuer at par in April 2011

(3) Separate securities from those reported in the Below-Investment-Grade Securities table from the same issuer

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2011.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$51,905	$52,727	61.4%	$2,101	$1,279
Below-investment-grade securities	5,891	4,959	5.8	186	1,118
Held-to-maturity securities:
Investment-grade securities	28,505	28,214	32.8	770	1,061
Total	$86,301	$85,900	100.0%	$3,057	$3,458

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2011.

Aging of Unrealized Losses
	Total	Total	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$22,618	$1,279	$11,559	$241	$1,407	$69	$9,652	$969
Below- investment- grade securities	3,234	1,118	462	74	90	3	2,682	1,041
Held-to-maturity securities:
Investment-grade securities	16,460	1,061	4,910	112	1,640	77	9,910	872
Total	$42,312	$3,458	$16,931	$427	$3,137	$149	$22,244	$2,882

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2011.

Percentage Decline From Amortized Cost
	Total	Total	Less than 20%		20% to 50%		Greater than 50%
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$22,618	$1,279	$21,968	$1,092	$650	$187	$0	$0
Below- investment- grade securities	3,234	1,118	800	71	1,442	483	992	564
Held-to-maturity securities:
Investment-grade securities	16,460	1,061	15,858	914	602	147	0	0
Total	$42,312	$3,458	$38,626	$2,077	$2,694	$817	$992	$564

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2011.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Banco Espirito Santo SA(1)	BB	$ 361	$ 137	$ (224)
Investcorp Capital Limited	BB	495	341	(154)
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)(2)	BB	439	295	(144)
CSAV (Tollo Shipping Co. S.A.)	B	289	158	(131)
Bank of Ireland	BB	241	110	(131)
Banco BPI, SA(1)(2)	BB	301	192	(109)
Caixa Geral De Depositos SA(1)	BB	180	77	(103)
SLM Corp.	BBB	391	305	(86)
UPM-Kymmene	BB	373	294	(79)
Republic of Poland	A	241	177	(64)

(1) Represents exposure to Portuguese banks

(2) Perpetual security

Declines in fair value noted above were impacted by changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. See the Investment Concentrations and Unrealized Investment Gains and Losses sections in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to Portugal and Ireland, financial institutions including perpetual securities, and other corporate investments.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of March 31, 2011.

Cash and cash equivalents totaled $2.1 billion, or 2.4% of total investments and cash, as of March 31, 2011 and December 31, 2010. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2011	December 31, 2010	% Change
Aflac Japan	$ 6,917	$ 6,964	(.7) % (1)
Aflac U.S.	2,772	2,770.1
Total	$ 9,689	$ 9,734	(.5) %

(1) Aflac Japan’s deferred policy acquisition costs increased 1.4% in yen during the three months ended March 31, 2011.

The decrease in Aflac Japan’s deferred policy acquisition costs was primarily driven by the weakening of the yen against the U.S. dollar.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	March 31, 2011	December 31, 2010	% Change
Aflac Japan	$ 74,819	$ 74,872	(.1) % (1)
Aflac U.S.	7,669	7,581	1.2
Other	3	3.0
Total	$ 82,491	$ 82,456	.0%

(1) Aflac Japan’s policy liabilities increased 2.0% in yen during the three months ended March 31, 2011.

The decrease in Aflac Japan’s policy liabilities was primarily the result of the weakening of the yen against the U.S. dollar.

Notes Payable

Notes payable totaled $3.0 billion at March 31, 2011 and December 31, 2010. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.5% as of March 31, 2011, compared with 21.7% as of December 31, 2010. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 9 of the accompanying Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. On December 12, 2008, legislation was enacted extending the framework of the Life Insurance Policyholder Protection Corporation (LIPPC), which included government fiscal measures supporting the LIPPC through March 2012.

See the Policyholder Protection Corporation subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010, for additional information.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For hedge designation purposes, Aflac Japan yen-denominated net assets exceeded the Parent Company’s designated yen-denominated liabilities as of January 1, 2011, the date of hedge designation for the first quarter of 2011. As a result, our net investment hedge was effective during the three-month period ended March 31, 2011. Our net investment hedge was also effective during the three-month period ended March 31, 2010.

Effective January 1, 2010, the yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs on January 1, 2010, required that we derecognize our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2011	December 31, 2010
Aflac Japan yen-denominated net assets	$1,993	$3,282
Parent Company yen-denominated net liabilities	(1,018)	(1,041)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$975	$2,241

The decline in yen-denominated net assets subject to foreign currency fluctuation is primarily due to an increase in the amount of investment in dollar-denominated investments during the first quarter of 2011.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from changes in interest rates and foreign currency exchange rates, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. This hedging relationship was effective during the three-month period ending March 31, 2011. While an immaterial amount of ineffectiveness was recorded during the first quarter of 2010, this hedging relationship was also effective during the three-month period ended March 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to the 20 billion yen variable interest rate Uridashi notes. By entering into these contracts, we have been able to lock in our interest rate at 1.52% in yen. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the variable interest rate Uridashi notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate Uridashi notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings. This hedge was effective during the three-month periods ended March 31, 2011 and 2010; therefore, there was no impact on net earnings during those periods. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31:

Liquidity Provided by Aflac to Parent Company
(In millions)	2011	2010
Dividends declared or paid by Aflac	$141	$0
Management fees paid by Aflac	57	49

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. As of March 31, 2011, we have issued $2.0 billion of senior notes under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan (approximately $1.2 billion, using the March 31, 2011, exchange rate) through November 2011. If issued, these Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at March 31, 2011. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows

We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2011	2010
Operating activities	$2,167	$1,278
Investing activities	(2,013)	(1,969)
Financing activities	(171)	(23)
Exchange effect on cash and cash equivalents	(16)	2
Net change in cash and cash equivalents	$(33)	$(712)

Operating Activities

The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2011	2010
Aflac Japan	$1,848	$1,080
Aflac U.S. and other operations	319	198
Total	$2,167	$1,278

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2011	2010
Aflac Japan	$(1,900)	$(1,417)
Aflac U.S. and other operations	(113)	(552)
Total	$(2,013)	$(1,969)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the three-month periods ended March 31, 2011, and 2010.

Financing Activities

Consolidated cash used by financing activities was $171 million in the first three months of 2011, compared with $23 million for the same period of 2010. Cash returned to shareholders through dividends and treasury stock purchases was $319 million during the three-month period ended March 31, 2011, compared with $131 million through dividends during the three-month period ended March 31, 2010.

In September 2011, 35 billion yen (approximately $421 million using the March 31, 2011, exchange rate) of our Uridashi notes will mature. We plan to use existing cash to pay off these notes.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2011.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2011	2010
Treasury stock purchases	$184	$5

Number of shares purchased:
Open market	3,100	0
Other	151	94

Total shares purchased	3,251	94

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2011	2010
Stock issued from treasury	$16	$7

Number of shares issued	484	358

During the first three months of 2011, we purchased 3.1 million shares of our common stock in the open market. As of March 31, 2011, a remaining balance of 27.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We anticipate repurchasing a total of six to 12 million shares of our common stock in 2011.

Cash dividends paid to shareholders were $.30 per share in the first quarter of 2011, compared with $.28 per share in the first quarter of 2010. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2011	2010
Dividends paid in cash	$135	$131
Dividends through issuance of treasury shares	6	0
Total dividends to shareholders	$141	$131

In April 2011, the board of directors declared the second quarter cash dividend of $.30 per share. The dividend is payable on June 1, 2011, to shareholders of record at the close of business on May 18, 2011.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 500% and 525% as of March 31, 2011. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

Aflac Japan Remittances
(In millions of dollars)	2011	2010
Aflac Japan management fees paid to Parent Company	$5	$9
Expenses allocated to Aflac Japan	12	8

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 12 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of our 2010 annual report on Form 10-K for the year ended December 31, 2010.

The concentration of our investment portfolios in any particular single-issuer or sector of the economy may have an adverse effect on our financial position or results of operations.

The concentration of our investment portfolios in any particular single-issuer, industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular single-issuer industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At March 31, 2011, approximately 33% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector. In addition, at March 31, 2011, we had five legacy single-issuer investments that exceeded our investment risk exposure limits.

The impact of the recent earthquake and tsunami natural disaster and related events at the nuclear plant in Japan and their aftermath could adversely affect our financial condition and results of operations.

Aflac Japan’s first quarter 2011 financial results reflect a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that struck Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen ($12 million) for benefits expense in the quarter. Our financial results also reflect .7 billion yen, or $8 million, of operating expenses resulting from the earthquake and tsunami. Our initial claims estimates were based on judgments that considered assumptions and projections which are subject to change to reflect future information. Although the current impact of the natural disaster and its related events has not had a material impact on our financial position or results of operations, actual claims may vary from our estimates and may further negatively impact our financial results.

Our business operations in Japan have continued to be fully functional in the aftermath of the natural disaster. However, the recent events in Japan could impair the recovery of the Japanese economy, which could have an adverse effect on our results of operations and financial condition. The policy response from the Japanese government to the disaster could involve the issuance of Japanese Government Bonds (JGBs). Increased borrowing to finance reconstruction of the affected areas coupled with the fiscal challenges already facing Japan could reduce the creditworthiness of JGBs, which account for a significant portion of our investment portfolio. Mandatory electricity blackouts, resulting from problems caused by the nuclear plant which was damaged by the natural disaster, could affect our ability to conduct normal business operations, including our ability to reach new customers.

We will continue to monitor the business and economic conditions in Japan in light of the recent events and will continue to update our assessment of the natural disaster impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2011, we repurchased shares of Aflac common stock as follows:

				Total
				Number	Maximum
				of Shares	Number of
				Purchased	Shares that
				as Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
January 1 - January 31	0		$0.00	0	30,370,254
February 1 - February 28	892,636		57.64	825,000	29,545,254
March 1 - March 31	2,278,973		56.02	2,275,000	27,270,254
Total	3,171,609	(2)	$56.48	3,100,000	27,270,254	(1)

(1)

The total remaining shares available for purchase at March 31, 2011, consisted of 27,270,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.

(2)	During the first quarter of 2011, 71,609 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).
4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.12*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).

10.27*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).
10.28*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.29*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.30*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.31*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011.
10.34*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.36*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.37*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.39*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 6, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 6, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 6, 2011, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 6, 2011	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 6, 2011	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer