Form 10-Q
period 2011-06-30
AFLAC INC
filed 2011-08-05
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                           ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 28, 2011
Common Stock, $.10 Par Value	467,160,513 shares

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

Items other than those listed above are omitted because they are not required or are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2011, and 2010, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2011, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

Atlanta, Georgia
August 5, 2011

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2011	2010	2011	2010
Revenues:
Premiums, principally supplemental health insurance	$4,956	$4,333	$9,828	$ 8,681
Net investment income	784	727	1,579	1,453
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(528)	0	(933)	(42)
Sales and redemptions	(182)	14	(326)	(7)
Derivative and other gains (losses)	42	(103)	12	(86)
Total realized investment gains (losses)	(668)	(89)	(1,247)	(135)
Other income	16	9	44	45
Total revenues	5,088	4,980	10,204	10,044
Benefits and expenses:
Benefits and claims	3,310	2,885	6,532	5,741
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	264	229	542	509
Insurance commissions	427	398	849	801
Insurance expenses	543	508	1,051	988
Interest expense	46	33	92	66
Other operating expenses	45	38	86	76
Total acquisition and operating expenses	1,325	1,206	2,620	2,440
Total benefits and expenses	4,635	4,091	9,152	8,181
Earnings before income taxes	453	889	1,052	1,863
Income taxes	173	308	378	646
Net earnings	$280	$581	$674	$1,217

Net earnings per share:
Basic	$.60	$1.24	$1.44	$2.60
Diluted	.60	1.23	1.43	2.58

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,498	468,824	467,317	468,377
Diluted	469,752	472,539	470,990	472,497

Cash dividends per share	$.30	$.28	$.60	$.56

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	June 30, 2011 (Unaudited)	December 31, 2010
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $46,415 in 2011 and $43,133 in 2010)	$ 47,380	$ 43,100
Fixed maturities - consolidated variable interest entities (amortized cost $4,853 in 2011 and $4,969 in 2010)	5,126	5,255
Perpetual securities (amortized cost $5,627 in 2011 and $6,209 in 2010)	5,559	5,974
Perpetual securities - consolidated variable interest entities (amortized cost $1,632 in 2011 and $1,618 in 2010)	1,544	1,538
Equity securities (cost $21 in 2011 and $22 in 2010)	23	23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $31,405 in 2011 and $29,899 in 2010)	31,289	29,470
Fixed maturities - consolidated variable interest entities (fair value $577 in 2011 and $570 in 2010)	619	614
Other investments	153	135
Cash and cash equivalents	1,291	2,121
Total investments and cash	92,984	88,230
Receivables	879	661
Accrued investment income	739	738
Deferred policy acquisition costs	10,028	9,734
Property and equipment, at cost less accumulated depreciation	611	620
Other	991 (1)	1,056(1)
Total assets	$106,232	$101,039

(1)	Includes $495 in 2011 and $564 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2011 (Unaudited)	December 31, 2010
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 74,472	$ 72,103
Unpaid policy claims	3,855	3,719
Unearned premiums	1,306	1,197
Other policyholders’ funds	6,733	5,437
Total policy liabilities	86,366	82,456
Notes payable	3,048	3,038
Income taxes	2,186	1,969
Payables for return of cash collateral on loaned securities	338	191
Other	2,313(2)	2,329(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	94,251	89,983
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2011 and 2010; issued 663,412 shares in 2011 and 662,660 shares in 2010	66	66
Additional paid-in capital	1,372	1,320
Retained earnings	14,587	14,194
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	914	926
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	752	36
Unrealized gains (losses) on other-than-temporarily impaired securities	0	(3)
Unrealized gains (losses) on derivatives	6	31
Pension liability adjustment	(125)	(128)
Treasury stock, at average cost	(5,591)	(5,386)
Total shareholders’ equity	11,981	11,056
Total liabilities and shareholders’ equity	$ 106,232	$ 101,039

(2)	Includes $584 in 2011 and $741 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2011	2010
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,320	1,228
Exercise of stock options	15	32
Share-based compensation	18	17
Gain (loss) on treasury stock reissued	19	(6)
Balance, end of period	1,372	1,271
Retained earnings:
Balance, beginning of period	14,194	12,410
Cumulative effect of change in accounting principle, net of income taxes	0	(25)
Net earnings	674	1,217
Dividends to shareholders	(281)	(262)
Balance, end of period	14,587	13,340
Accumulated other comprehensive income (loss):
Balance, beginning of period	862	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	0	(320)
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(12)	143
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	0	180
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	716	587
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	3	10
Unrealized gains (losses) on derivatives during period, net of income taxes	(25)	(1)
Pension liability adjustment during period, net of income taxes	3	1
Balance, end of period	1,547	629
Treasury stock:
Balance, beginning of period	(5,386)	(5,316)
Purchases of treasury stock	(231)	(5)
Cost of shares issued	26	45
Balance, end of period	(5,591)	(5,276)
Total shareholders’ equity	$11,981	$10,030

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2011	2010
Cash flows from operating activities:
Net earnings	$674	$ 1,217
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	926	423
Increase in deferred policy acquisition costs	(225)	(164)
Increase in policy liabilities	1,922	1,473
Change in income tax liabilities	(82)	181
Realized investment (gains) losses	1,247	135
Other, net	(84)	(242)
Net cash provided (used) by operating activities	4,378	3,023
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,767	1,055
Fixed maturities matured or called	775	312
Perpetual securities sold	226	582
Perpetual securities matured or called	61	0
Equity securities sold	0	328
Securities held to maturity:
Fixed maturities matured or called	325	2
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(4,822)	(4,606)
Equity securities acquired	0	(330)
Securities held to maturity:
Fixed maturities acquired	(3,484)	(642)
Cash received as collateral on loaned securities, net	147	134
Other, net	(29)	(11)
Net cash provided (used) by investing activities	$(5,034)	$(3,176)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
(In millions - Unaudited)	2011	2010
Cash flows from financing activities:
Purchases of treasury stock	$ (222)	$ (5)
Principal payments under debt obligations	(1)	(2)
Dividends paid to shareholders	(260)	(262)
Change in investment-type contracts, net	275	191
Treasury stock reissued	26	36
Other, net	7	35
Net cash provided (used) by financing activities	(175)	(7)
Effect of exchange rate changes on cash and cash equivalents	1	21
Net change in cash and cash equivalents	(830)	(139)
Cash and cash equivalents, beginning of period	2,121	2,323
Cash and cash equivalents, end of period	$ 1,291	$2,184

Supplemental disclosures of cash flow information:
Income taxes paid	$ 460	$ 532
Interest paid	72	52
Impairment losses included in realized investment losses	933	42
Noncash financing activities:
Capitalized lease obligations	1	1
Treasury stock issued for:
Shareholder dividend reinvestment	21	0
Share-based compensation grants	2	3

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2011	2010	2011	2010
Net earnings	$ 280	$ 581	$ 674	$ 1,217
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(82)	61	(86)	43
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	473	555	(136)	878
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	716	(14)	1,243	49
Unrealized gains (losses) on derivatives during period	17	8	(38)	(2)
Pension liability adjustment during period	0	0	4	2
Total other comprehensive income (loss) before income taxes	1,124	610	987	970
Income tax expense (benefit) related to items of other comprehensive income (loss)	292	74	302	230
Other comprehensive income (loss), net of income taxes	832	536	685	740
Total comprehensive income (loss)	$ 1,112	$ 1,117	$ 1,359	$ 1,957

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 73% and 75% of the Company’s total revenues in the six-month periods ended June 30, 2011, and 2010, respectively. The percentage of the Company’s total assets attributable to Aflac Japan was 87% and 86% at June 30, 2011, and December 31, 2010, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2011, and December 31, 2010, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2011, and 2010, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2011, and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2010.

Significant Accounting Policies

We have refined the explanation of our accounting policies for the translation of foreign currencies and income taxes. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2010.

Translation of Foreign Currencies: The functional currency of Aflac Japan’s insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the period. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from transactions.

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars. Since the functional currency of Aflac Japan’s dollar-denominated portfolio is the U.S. dollar, there is no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changes. However, the foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in the income tax expense on other comprehensive income.

We have designated the yen-denominated Uridashi and Samurai notes and yen-denominated loans issued by the Parent Company as a hedge of our investment in Aflac Japan. Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are recorded through other comprehensive income and are included in accumulated other comprehensive income.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $112.4 million and $117.8 million during the three-month periods ended June 30, 2011 and 2010, respectively, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 36.0% and 31.5% in the three-month periods ended June 30, 2011 and 2010, respectively. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $50.4 million and $95.3 million during the six-month periods ended June 30, 2011 and 2010, respectively, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 35.7% and 33.5% in the six-month periods ended June 30, 2011 and 2010, respectively.

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

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs) and transfers of financial assets. As discussed above, this guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of qualified special purpose entities (QSPEs); establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. We adopted the provisions of this guidance on January 1, 2010 as a cumulative effect of change in accounting principle. We were required to consolidate certain of the VIEs with which we are currently involved. We were not required to deconsolidate any VIEs on January 1, 2010.

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

Accounting Pronouncements Pending Adoption

Presentation of comprehensive income: In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have any impact on our financial position or results of operations.

Fair value measurements and disclosures: In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. Most of the amendments are clarifications of the FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The new fair value measurement disclosures include additional quantitative and qualitative disclosures for Level 3 measurements, including a qualitative sensitivity analysis of fair value to changes in unobservable inputs, and categorization by fair value hierarchy level for items for which the fair value is only disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Revenues:
Aflac Japan:
Earned premiums	$3,770	$3,186	$7,472	$6,393
Net investment income	636	593	1,285	1,186
Other income	5	(1)	25	26
Total Aflac Japan	4,411	3,778	8,782	7,605
Aflac U.S.:
Earned premiums	1,186	1,147	2,356	2,289
Net investment income	148	135	291	267
Other income	3	3	6	5
Total Aflac U.S.	1,337	1,285	2,653	2,561
Other business segments	13	11	28	23
Total business segment revenues	5,761	5,074	11,463	10,189
Realized investment gains (losses)	(668)	(89)	(1,247)	(135)
Corporate	60	49	121	101
Intercompany eliminations	(65)	(54)	(133)	(111)
Total revenues	$5,088	$4,980	$10,204	$10,044

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Pretax earnings:
Aflac Japan	$931	$798	$1,911	$1,619
Aflac U.S.	246	227	499	471
Other business segments	0	(1)	0	(2)
Total business segment pretax operating earnings	1,177	1,024	2,410	2,088
Interest expense, noninsurance operations	(41)	(31)	(82)	(63)
Corporate and eliminations	(15)	(15)	(29)	(27)
Pretax operating earnings	1,121	978	2,299	1,998
Realized investment gains (losses)	(668)	(89)	(1,247)	(135)
Total earnings before income taxes	$453	$889	$1,052	$1,863

Income taxes applicable to pretax operating earnings	$388	$339	$795	$693
Effect of foreign currency translation on operating earnings	51	12	99	33

Assets were as follows:

(In millions)	June 30, 2011	December 31, 2010
Assets:
Aflac Japan	$92,290	$87,061
Aflac U.S.	13,208	13,095
Other business segments	162	155
Total business segment assets	105,660	100,311
Corporate	14,950	14,047
Intercompany eliminations	(14,378)	(13,319)
Total assets	$106,232	$101,039

3.   INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,436	$556	$12	$17,980
Mortgage- and asset-backed securities	923	32	5	950
Public utilities	2,575	71	117	2,529
Sovereign and supranational	1,721	119	19	1,821
Banks/financial institutions	4,766	134	410	4,490
Other corporate	5,860	154	485	5,529
Total yen-denominated	33,281	1,066	1,048	33,299
Dollar-denominated:
U.S. government and agencies	1,816	71	0	1,887
Municipalities	1,027	19	21	1,025
Mortgage- and asset-backed securities(1)	451	98	1	548
Collateralized debt obligations	4	0	0	4
Public utilities	2,824	266	35	3,055
Sovereign and supranational	392	67	3	456
Banks/financial institutions	3,298	180	52	3,426
Other corporate	8,175	700	69	8,806
Total dollar-denominated	17,987	1,401	181	19,207
Total fixed maturities	51,268	2,467	1,229	52,506
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,570	200	374	6,396
Other corporate	332	25	0	357
Dollar-denominated:
Banks/financial institutions	357	16	23	350
Total perpetual securities	7,259	241	397	7,103
Equity securities	21	4	2	23
Total securities available for sale	$58,548	$2,712	$1,628	$59,632

(1)	Includes less than $1 million of other-than-temporary non-credit-related losses

	June 30, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$3,216	$70	$4	$3,282
Municipalities	535	19	4	550
Mortgage- and asset-backed securities	136	4	0	140
Public utilities	6,396	260	127	6,529
Sovereign and supranational	4,173	198	89	4,282
Banks/financial institutions	12,303	211	589	11,925
Other corporate	5,149	214	89	5,274
Total yen-denominated	31,908	976	902	31,982
Total securities held to maturity	$31,908	$976	$902	$31,982

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,607	$584	$14	$17,177
Mortgage- and asset-backed securities	1,224	35	15	1,244
Public utilities	2,554	117	80	2,591
Sovereign and supranational	903	47	12	938
Banks/financial institutions	5,927	152	1,177	4,902
Other corporate	5,733	136	457	5,412
Total yen-denominated	32,948	1,071	1,755	32,264
Dollar-denominated:
U.S. government and agencies	32	4	0	36
Municipalities	1,006	9	42	973
Mortgage- and asset-backed securities(1)	485	90	13	562
Collateralized debt obligations	5	0	0	5
Public utilities	2,568	246	36	2,778
Sovereign and supranational	395	63	2	456
Banks/financial institutions	3,496	143	108	3,531
Other corporate	7,167	662	79	7,750
Total dollar-denominated	15,154	1,217	280	16,091
Total fixed maturities	48,102	2,288	2,035	48,355
Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,080	172	533	6,719
Other corporate	328	15	0	343
Dollar-denominated:
Banks/financial institutions	419	61	30	450
Total perpetual securities	7,827	248	563	7,512
Equity securities	22	3	2	23
Total securities available for sale	$55,951	$2,539	$2,600	$55,890

(1)	Includes $4 of other-than-temporary non-credit-related losses

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$344	$4	$4	$344
Municipalities	407	18	2	423
Mortgage- and asset-backed securities	146	5	0	151
Public utilities	6,339	326	120	6,545
Sovereign and supranational	4,951	305	65	5,191
Banks/financial institutions	12,618	216	526	12,308
Other corporate	5,279	274	46	5,507
Total yen-denominated	30,084	1,148	763	30,469
Total securities held to maturity	$30,084	$1,148	$763	$30,469

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

Included in the available-for-sale fixed maturities portfolio are securities with embedded derivatives for which we have elected the fair value option. These securities were recorded at a fair value of $637 million at June 30, 2011, compared with $619 million at December 31, 2010. We recognized in earnings investment gains of $9 million and $12 million during the three- and six-month periods ended June 30, 2011, respectively, compared with less than $1 million of losses during the three- and six-month periods ended June 30, 2010, for the changes in fair value of these securities, which excludes the effects of foreign currency translation and additional fair value option elections.

During the second quarter of 2011, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the first quarter of 2011, we reclassified eight investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ credit worthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.6 billion and an aggregate unrealized loss of $270 million. The securities transferred in the first quarter of 2011 included our investments in the Republic of Tunisia that had an aggregate amortized cost of $769 million and four securities associated with financial institutions in Portugal and Ireland with an aggregate amortized cost of $631 million. See the Investment Concentration section below for a discussion of these financial institutions in Portugal and Ireland.

During the second quarter of 2010, we reclassified four investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant downgrades of the issuers’ credit rating. At the time of transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $665 million. We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the first quarter of 2010.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at June 30, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,515	$1,558	$56	$57
Due after one year through five years	3,755	3,964	255	287
Due after five years through 10 years	3,697	3,951	936	1,076
Due after 10 years	32,370	32,378	7,199	7,619
Mortgage- and asset-backed securities	1,327	1,441	47	56
Total fixed maturities available for sale	$42,664	$43,292	$8,493	$9,095

Held to maturity:
Due in one year or less	$714	$724	$0	$0
Due after one year through five years	1,172	1,265	0	0
Due after five years through 10 years	3,103	3,439	0	0
Due after 10 years	26,782	26,413	0	0
Mortgage- and asset-backed securities	137	141	0	0
Total fixed maturities held to maturity	$31,908	$31,982	$0	$0

At June 30, 2011, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $111 million at amortized cost and $119 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$435	$497	$0	$0
Due after one year through five years	1,498	1,555	5	5
Due after five years through 10 years	838	881	0	0
Due after 10 years	4,311	3,992	172	173
Total perpetual securities available for sale	$7,082	$6,925	$177	$178

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

Banks and Financial Institutions

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at June 30, 2011, based on amortized cost, was: Europe, excluding the United Kingdom (43%); United States (21%); United Kingdom (8%); Japan (8%); and other (20%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2011		December 31, 2010
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Debt Securities:
Amortized cost	$20,367	22%	$22,041	26%
Fair value	19,841	22	20,741	24
Perpetual Securities:
Upper Tier II:
Amortized cost	$4,426	5%	$4,957	6%
Fair value	4,432	5	4,748	5
Tier I:
Amortized cost	2,501	3	2,542	3
Fair value	2,314	2	2,421	3

Total:
Amortized cost	$27,294	30%	$29,540	35%
Fair value	26,587	29	27,910	32

Investments in Greece, Ireland, Italy, Portugal and Spain

Our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain was as follows:

	June 30, 2011			December 31, 2010
(In millions)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
Sovereign and supranational:
Italy	$310		$304	$307		$306
Spain	737		768	730		782
Total	$1,047		$1,072	$1,037		$1,088

Banks and financial institutions:
Greece	$0		$0	$1,152		$391
Ireland	525		379	710		659
Italy	186		182	184		183
Portugal	282		282	859		770
Spain	531		499	526		503
Total	$1,524	(1)	$1,342	$3,431	(1)	$2,506

(1)	Represents 6% in 2011 and 12% in 2010 of total investments in the banks and financial institutions sector, and 1% in 2011 and 4% in 2010 of total investments in debt and perpetual securities

Ireland

During the second quarter of 2011, we sold our holdings in Irish Life and Permanent PLC, which were below-investment-grade perpetual securities that had previously been impaired, at a pretax loss of $74 million ($48 million after-tax). This followed the sale of another of our impaired below-investment-grade Irish financial institution securities in the first quarter of 2011 at a $2 million pretax gain. As of June 30, 2011, senior securities included in the table above issued by an Irish financial institution with amortized cost and fair value totaling $248 million and $139 million, respectively, were rated below investment grade. We believe that these unrealized losses are linked more to Ireland’s systemic problems rather than issuer-specific credit factors. The Irish government has stated that it does not support burden-sharing for senior debt holdings such as ours. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of June 30, 2011, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of June 30, 2011.

Greece

During the second quarter of 2010, our investments in Greek financial institutions, Alpha Bank, EFG Eurobank Ergasias, and National Bank of Greece (NBG), all of which were Lower Tier II subordinated debt, were downgraded to below investment grade. As a result of the downgrades, we reclassified these investments from held to maturity to available for sale. At that time, we believed the downgrade of the Greek banks was largely related to the problems of the Greek government and its poor fiscal management, rather than the banks’ specific credit profiles. The three Greek bank issuers that comprised our Greek financial institution holdings had, on average, Tier I capital ratios higher than their peers in other troubled European sovereigns. Their capital was at a level that we felt could sustain deterioration in assets and operations that accompany economic conditions, such as those that the Greek economy was encountering in 2010 and those expected in the next few years. All three Greek banks had sufficient capital under the stress testing applied by the Committee of European Banking Supervisors (CEBS) in July 2010. However, the problems of the Greek government and related ratings downgrades have caused a decline in the confidence of depositors and capital market participants in the Greek banking system. As a result, the banks have significantly relied upon the European Central Bank (ECB) for liquidity via posting of collateral, which tends to be in the form of Greek Government Bonds (GGBs) or debt guaranteed by the sovereign. As of December 31, 2010, all of the Greek banks were current on their obligations to us. While these financial institutions have significant investments in GGBs, as of December 31, 2010, we believed that these institutions would be solvent even if there were a future restructuring of GGBs and they would have the ability to meet their obligations to us. In addition, as of December 31, 2010, we had the intent to hold these investments to recovery in value. As a result, we did not recognize an other-than-temporary impairment for these investments as of December 31, 2010.

Subsequent to December 31, 2010, Greece remained under pressure, which has also continued to weigh on the Greek banks. Skepticism over the rigor of the capital stress tests applied by the CEBS in July 2010 grew, especially as further problems have developed in the capital of the Irish banks. On February 18, 2011, NBG announced its proposal for a “friendly merger” with Alpha Bank, but Alpha Bank rejected this proposal. However, this proposal highlighted risks that accompany consolidation among the top three banks in Greece. While the proposal could have created a national champion in Greek banking, it also would have concentrated ownership of GGBs in the combined entity and formed a very low-rated entity among our top ten largest investment holdings. Two rating agencies downgraded the Greek banks subsequent to downgrading the sovereign during the first quarter of 2011 (on January 17, 2011, and March 9, 2011). In the latter action, the rating agency lowered the ratings indicative of the banks’ intrinsic financial strength due to the persistent pressure on liquidity, asset quality and material exposure to GGBs. In light of the above increased risks and, in particular, the March 9, 2011 downgrade, we no longer supported our previous intent to hold our Greek bank investments to recovery in value. In March 2011, we sold our investment in Alpha Bank and recognized an investment loss of $177 million ($115 million after-tax). In the first quarter of 2011, we recognized other-than-temporary impairment losses of $397 million ($258 million after-tax) for the remaining two Greek bank holdings. In the second quarter of 2011, we sold our investment in EFG Eurobank Ergasias for $2 million more than its recorded impaired value, and we sold our remaining Greek bank investment, NBG, for $47 million less than its recorded impaired value.

Portugal

As of December 31, 2010 and the end of first quarter 2011, the issuers of our Portuguese bank and financial investments, Banco BPI S.A., Caixa Geral de Depositos S.A., and Banco Espirito Santo S.A., were current on their obligations to us, were profitable and had adequate Tier I capital ratios. During the first quarter of 2011, these investments were downgraded to below-investment-grade. However, at that time we believed that these ratings and the unrealized loss position of the investments were the result of the fiscal problems in the Eurozone region rather than the banks’ specific credit profiles. We believed that Portugal’s financial institutions were stronger than their other Eurozone peers and had not required much state support. It was challenging to separate the difficulties of the sovereign from the banks since the banks’ sources of liquidity are limited due to the financial situation of the sovereign. We believed the government of Portugal had exercised more prudent fiscal policies and was in a better financial situation than some of its other Eurozone peers. However, on May 16, 2011 when the European Union officially announced a fiscal support package for Portugal, there was an increase in risk that Portugal could experience a stressed economic environment similar to that experienced in Greece and Ireland. We believed the terms of this fiscal support package could result in liquidity constraints on the banks and there could be a need for the banks to improve their liquidity and core capital. Such a situation could negatively impact our Lower Tier II securities and our ability to recover full principal and interest. Due to the reasonably possible risk that our Portuguese bank holdings could suffer further negative declines, we no longer supported our previous intent to hold our Portuguese bank investments to recovery in value and concluded that we would take steps to reduce our exposure in the region. In the second quarter of 2011, we sold our investment in Banco BPI, S.A. at a loss of $99 million ($64 million after-tax), and we recognized other-than-temporary impairment losses of $112 million ($73 million after-tax) and $163 million ($106 million after-tax) on our investments in Caixa Geral de Depositos S.A. and Banco Espirito Santo S.A., respectively.

With the exception of the securities discussed above, all other securities included in the table above were rated investment grade as of June 30, 2011.

Derisking

During the three- and six-month periods ended June 30, 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was on reducing our exposure to peripheral Eurozone investments (discussed in the preceding section), certain perpetual securities, and investments in certain banks or financial institutions. As a result of these derisking activities, we have no direct investment exposure in Greece, only senior indebtedness in Ireland, and materially lower exposure to Portuguese investments. Additional derisking activities have resulted in a reduction in exposure to some of our largest concentrated investment positions. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Realized investment gains (losses) on securities:
Debt securities:
Available for sale:
Gross gains from sales	$10	$0	$36	$51
Gross losses from sales	(132)	(110)	(319)	(190)
Net gains (losses) from redemptions	(1)	1	6	1
Other-than-temporary impairment losses	(344)	0	(748)	0
Total debt securities	(467)	(109)	(1,025)	(138)
Perpetual securities:
Available for sale:
Gross gains from sales	48	125	54	133
Gross losses from sales	(107)	0	(109)	0
Other-than-temporary impairment losses	(184)	0	(184)	(41)
Total perpetual securities	(243)	125	(239)	92
Equity securities:
Gross losses from sales	0	(2)	0	(2)
Other-than-temporary impairment losses	0	0	(1)	(1)
Total equity securities	0	(2)	(1)	(3)
Other assets:
Derivative gains (losses)	(25)	(103)	(55)	(86)
Other	67	0	73	0
Total other assets	42	(103)	18	(86)
Total realized investment gains (losses)	$(668)	$(89)	$(1,247)	$(135)

During the three- and six-month periods ended June 30, 2011, net investment losses from the sales of securities and recognized impairments were primarily a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of issuers of certain investments. See the Investment Concentrations section above for more information. A valuation allowance of $19 million was recorded in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses.

During the three- and six-month periods ended June 30, 2010, net investment losses from securities sold or redeemed occurred in the normal course of business.

Other-than-temporary Impairment

The fair value of our debt and perpetual security investments fluctuates based on changes in credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the general and specific credit environment and global market liquidity. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Generally, we consider such declines in fair value to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

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

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Perpetual securities	$184	$0	$184	$41
Corporate bonds	343	0	740	0
Mortgage- and asset-backed securities	1	0	7	0
Municipalities	0	0	1	0
Equity securities	0	0	1	1
Total other-than-temporary impairment losses realized	$528	$0	$933	$42

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. Subsequent to our initial investment, the perpetual securities of four issuers we own had been downgraded to below investment grade as of June 30, 2011. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model rather than the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. We did not recognize any other-than-temporary impairment losses for perpetual securities from evaluation under our equity impairment model during the three- and six-month periods ended June 30, 2011. However, we recognized an other-than-temporary impairment loss of $184 million ($120 million after-tax) on perpetual securities during the three- and six-month periods ended June 30, 2011 due to further deterioration in the issuer’s creditworthiness. We recognized other-than-temporary impairment losses for perpetual securities from evaluation under our equity impairment model of $41 million ($27 million after-tax) during the six-month period ended June 30, 2010, however none of those impairment losses were recognized in the three-month period ended June 30, 2010.

Certain of our mortgage- and asset-backed securities had other-than-temporary impairments recognized prior to 2010 that had credit-related and non-credit-related components. The following table summarizes cumulative credit-related impairment losses on the securities still held at the end of the reporting period, for which other-than-temporary losses have been recognized and only the amount related to credit loss was recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Cumulative credit loss impairments, beginning of period	$4	$23	$13	$24
Securities sold during period	0	(10)	(9)	(11)
Cumulative credit loss impairments, end of period	$4	$13	$4	$13

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$1,084	$(61)
Unamortized unrealized gains on securities transferred to held to maturity	98	135
Deferred income taxes	(430)	(41)
Shareholders’ equity, unrealized gains (losses) on investment securities	$752	$33

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

	June 30, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,590	$16	$1,590	$16	$0	$0
Municipalities:
Dollar-denominated	405	21	365	9	40	12
Yen-denominated	58	4	0	0	58	4
Mortgage- and asset- backed securities:
Dollar-denominated	20	1	5	0	15	1
Yen-denominated	154	5	12	1	142	4
Public utilities:
Dollar-denominated	636	35	585	28	51	7
Yen-denominated	4,340	244	1,886	42	2,454	202
Sovereign and supranational:
Dollar-denominated	62	3	29	1	33	2
Yen-denominated	2,115	108	968	16	1,147	92
Banks/financial institutions:
Dollar-denominated	1,074	52	535	15	539	37
Yen-denominated	9,517	999	1,111	29	8,406	970
Other corporate:
Dollar-denominated	1,882	69	1,512	43	370	26
Yen-denominated	4,739	574	1,248	53	3,491	521
Total fixed maturities	26,592	2,131	9,846	253	16,746	1,878
Perpetual securities:
Dollar-denominated	210	23	117	3	93	20
Yen-denominated	3,096	374	482	21	2,614	353
Total perpetual securities	3,306	397	599	24	2,707	373
Equity securities	8	2	6	1	2	1
Total	$29,906	$2,530	$10,451	$278	$19,455	$2,252

	December 31, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,634	$18	$1,634	$18	$0	$0
Municipalities:
Dollar-denominated	682	42	632	28	50	14
Yen-denominated	59	2	0	0	59	2
Mortgage- and asset- backed securities:
Dollar-denominated	78	13	20	0	58	13
Yen-denominated	415	15	415	15	0	0
Public utilities:
Dollar-denominated	556	36	498	28	58	8
Yen-denominated	2,877	200	766	47	2,111	153
Sovereign and supranational:
Dollar-denominated	45	2	12	0	33	2
Yen-denominated	1,579	77	428	1	1,151	76
Banks/financial institutions:
Dollar-denominated	1,484	108	753	22	731	86
Yen-denominated	10,609	1,703	1,506	40	9,103	1,663
Other corporate:
Dollar-denominated	1,741	79	1,456	52	285	27
Yen-denominated	4,503	503	507	45	3,996	458
Total fixed maturities	26,262	2,798	8,627	296	17,635	2,502
Perpetual securities:
Dollar-denominated	208	30	149	19	59	11
Yen-denominated	4,171	533	1,793	119	2,378	414
Total perpetual securities	4,379	563	1,942	138	2,437	425
Equity securities	13	2	13	1	0	1
Total	$30,654	$3,363	$10,582	$435	$20,072	$2,928

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the six-month period ended June 30, 2011. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were composed of investment grade fixed maturities.

Municipalities and Mortgage- and Asset-Backed Securities

As of June 30, 2011, 71% of the unrealized losses on investment securities in the municipalities sector and 70% of the unrealized losses on investment securities in the mortgage- and asset-backed securities sector were related to investments that were investment grade, compared with 82% and 54%, respectively, at December 31, 2010. We have determined that the majority of the unrealized losses on the investments in these sectors were caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

Public Utilities

As of June 30, 2011, 95% of the unrealized losses on investments in the public utilities sector were related to investments that were investment grade, compared with 100% at December 31, 2010. For any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by a decline in creditworthiness of a couple issuers in this sector. Also impacting the unrealized losses in the public utilities sector was widening credit spreads. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

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

	June 30, 2011		December 31, 2010
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	35%	41%	39%	54%
Perpetual securities:
Upper Tier II	5	6	9	10
Tier I	6	10	5	7
Total perpetual securities	11	16	14	17
Total	46%	57%	53%	71%

As of June 30, 2011, 78% of the $1.4 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 53% at December 31, 2010. This improvement is primarily due to the recognition of other-than-temporary impairments and sales of bank and financial institution securities during the first six months of 2011. Of the $13.9 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at June 30, 2011, only $.8 billion ($.3 billion in unrealized losses) were below investment grade. Two investments comprised nearly 83% of the $.3 billion unrealized loss. The remaining investments that comprised the unrealized loss were divided among eight issuers with average unrealized losses per investment of less than $7 million. We conduct our own independent credit analysis for investments in the bank and financial sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector were caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of June 30, 2011, 61% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 51% at December 31, 2010. For any credit-related declines in market value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector was caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

At June 30, 2011, 93% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 83% at December 31, 2010. This improvement is primarily a result of the recognition of other-than-temporary impairments and sales of perpetual securities during the second quarter of 2011. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		June 30, 2011			December 31, 2010
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$192	$204	$12	$190	$201	$11
	A	3,247	3,260	13	3,279	3,250	(29)
	BBB	1,051	1,057	6	1,274	1,164	(110)
	BB or lower	268	268	0	542	476	(66)
Total Upper Tier II		4,758	4,789	31	5,285	5,091	(194)
Tier I:
	A	601	524	(77)	632	568	(64)
	BBB	1,531	1,446	(85)	1,386	1,296	(90)
	BB or lower	369	344	(25)	524	557	33
Total Tier I		2,501	2,314	(187)	2,542	2,421	(121)
Total		$7,259	$7,103	$(156)	$7,827	$7,512	$(315)

As discussed previously in the Investments Concentration section, a component of our efforts during the first half of 2011 to reduce risk in our investment portfolio included sales of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, all of the perpetual securities we own were not in default on interest and principal payments at June 30, 2011. During the three-month period ended June 30, 2011, we wrote-off accrued interest income and stopped accruing further interest income for the Dexia S.A. Upper Tier II perpetual securities which have a deferred coupon and were impaired in the second quarter of 2011. Based on amortized cost as of June 30, 2011, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (70%); the United Kingdom (10%); Japan (14%); and other (6%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

We have determined that the majority of our unrealized losses in the perpetual security category has been principally due to widening credit spreads, largely as the result of the contraction of liquidity in the capital markets. However, there was some credit tightening in the first six months of 2011 that improved our net unrealized loss position. Based on our reviews, we concluded that the ability of the issuers to service our investment has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that our investments in this sector have the ability to service their obligation to us.

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

Investments in Variable Interest Entities

	June 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
Consolidated:
Total VIEs consolidated	$7,104	$7,247	$7,201	$7,363
Not consolidated:
CDOs	4	4	5	5
Other	13,044	13,191	13,914	13,214
Total VIEs not consolidated	13,048	13,195	13,919	13,219
Total VIEs	$20,152	$20,442	$21,120	$20,582

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

VIEs-Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or credit default swaps (CDSs), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through a unit trust structure that we began investing in during the second quarter of 2011, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts are all investment grade at the time of issuance.

We are exposed to credit losses within any consolidated collateralized debt obligations (CDOs) that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. We currently own only senior CDO tranches. Based on our statistical analysis models, each of these VIEs can sustain a reasonable number of defaults in the underlying reference corporate entities in the CDSs with no loss to our investment.

VIEs-Not Consolidated

With the exception of one CDO investment, the VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments are comprised of securities from 167 separate issuers which have an average credit rating of A.

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

(In millions)	June 30, 2011	December 31, 2010
Security loans outstanding, fair value	$328	$186
Cash collateral on loaned securities	338	191

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

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by counterparties to our interest rate swaps associated with our variable interest rate Uridashi notes as of June 30, 2011, was immaterial. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

	June 30, 2011
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(141)	$(11)	$(418)	$(242)	$(559)	$(253)

	December 31, 2010
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(340)	$(118)	$(416)	$(225)	$(756)	$(343)

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

	June 30, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$248	$(1)	$0	$(1)
Foreign currency swaps	575	71	94	(23)
Total cash flow hedges	823	70	94	(24)
Non-qualifying strategies:
Interest rate swaps	546	121	125	(4)
Foreign currency swaps	3,927	(27)	276	(303)
Credit default swaps	559	(253)	0	(253)
Total non-qualifying strategies	5,032	(159)	401	(560)
Total cash flow hedges and non-qualifying strategies	$5,855	$(89)	$495	$(584)

Balance Sheet Location
Other assets	$2,267	$495	$495	$0
Other liabilities	3,588	(584)	0	(584)
Total derivatives	$5,855	$(89)	$495	$(584)

	December 31, 2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$245	$(2)	$0	$(2)
Foreign currency swaps	615	170	180	(10)
Total cash flow hedges	860	168	180	(12)
Non-qualifying strategies:
Interest rate swaps	743	56	124	(68)
Foreign currency swaps	3,815	(58)	260	(318)
Credit default swaps	756	(343)	0	(343)
Total non-qualifying strategies	5,314	(345)	384	(729)
Total cash flow hedges and non-qualifying strategies	$6,174	$(177)	$564	$(741)

Balance Sheet Location
Other assets	$2,364	$564	$564	$0
Other liabilities	3,810	(741)	0	(741)
Total derivatives	$6,174	$(177)	$564	$(741)

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

We have interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that will mature in September 2011 and our 5.5 billion yen variable interest rate Samurai notes that we issued subsequent to the end of the second quarter in July 2011 (see Note 6). By entering into these contracts, we swapped the variable interest rate to a fixed interest rate of 1.52% for the Uridashi notes and 1.475% for the Samurai notes. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. The notional amounts and terms of the swaps match the principal amount and terms of the corresponding variable interest rate notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge’s inception and on an ongoing quarterly basis, we also formally assess whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.”

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

Cash Flow Hedges

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest rate swaps	$0	$1	$0	$0
Foreign currency swaps	17	(39)	2	(2)
Total	$17	$(38)	$2	$(2)

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Net Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swaps	$0	$1	$0	$0
Foreign currency swaps	8	(3)	3	0
Total	$8	$(2)	$3	$0

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our cash flow hedges for the three- and six-month periods ended June 30, 2011 and 2010. As of June 30, 2011, pretax deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as net realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest rate swaps	$4	$(1)
Foreign currency swaps	3	(26)
Credit default swaps	(43)	(38)
Other	9	12
Total	$(27)	$(53)

Non-qualifying Strategies

Gain (Loss) Recognized within Net Realized Investment Gains (Losses)

(In millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate swaps	$8	$3
Foreign currency swaps	(48)	(44)
Credit default swaps	(66)	(45)
Total	$(106)	$(86)

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income.

Nonderivative Hedges

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income.

Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the six-month periods ended June 30, 2011, and 2010; therefore, there was no impact on net earnings during those periods for the foreign exchange effect of the designated Parent Company yen-denominated liabilities. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the six-month periods ended June 30, 2011 and 2010.

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

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Prior to March 31, 2010, credit spreads were derived based on pricing data obtained from investment brokers and took into account the current yield curve, time to maturity and subordination levels for similar securities or classes of securities. Subsequent to March 31, 2010, credit spreads were derived from using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that is comprised of investments in active markets. The index provides a broad-based measure of the global fixed-income bond market. This bond index covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.

The pricing data and market quotes we obtain from outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, the inputs are re-examined and the value is confirmed or revised.

In recent years, on the price quotes we obtain from outside brokers, we have noted a continued reduction in the availability of pricing data from this source. As a result, we have noted that available pricing data has become more volatile. The reduction in available pricing sources coupled with the increase in price volatility has increased the degree of management judgment required in the final determination of fair values. We assess the reasonableness of the pricing data we receive by comparing it to relevant market indices and other performance measurements.

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

	June 30, 2011
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$19,189	$678	$0	$19,867
Municipalities	0	1,025	0	1,025
Mortgage- and asset-backed securities	0	1,241	257	1,498
Public utilities	0	5,584	0	5,584
Collateralized debt obligations	0	0	4	4
Sovereign and supranational	0	2,277	0	2,277
Banks/financial institutions	0	7,518	398	7,916
Other corporate	0	14,335	0	14,335
Total fixed maturities	19,189	32,658	659	52,506
Perpetual securities:
Banks/financial institutions	0	6,746	0	6,746
Other corporate	0	357	0	357
Total perpetual securities	0	7,103	0	7,103
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	125	0	125
Foreign currency swaps	0	150	220	370
Total other assets	0	275	220	495
Total assets	$19,203	$40,041	$883	$60,127

Liabilities:
Interest rate swaps	$0	$5	$0	$5
Foreign currency swaps	0	270	56	326
Credit default swaps	0	0	253	253
Total liabilities	$0	$275	$309	$584

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$16,534	$679	$0	$17,213
Municipalities	0	973	0	973
Mortgage- and asset-backed securities	0	1,539	267	1,806
Public utilities	0	5,369	0	5,369
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,394	0	1,394
Banks/financial institutions	0	8,047	386	8,433
Other corporate	0	13,162	0	13,162
Total fixed maturities	16,534	31,163	658	48,355
Perpetual securities:
Banks/financial institutions	0	7,169	0	7,169
Other corporate	0	343	0	343
Total perpetual securities	0	7,512	0	7,512
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	124	0	124
Foreign currency swaps	0	151	289	440
Total other assets	0	275	289	564
Total assets	$16,548	$38,955	$951	$56,454

Liabilities:
Interest rate swaps	$0	$70	$0	$70
Foreign currency swaps	0	280	48	328
Credit default swaps	0	0	343	343
Total liabilities	$0	$350	$391	$741

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

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$248	$0	$5	$0	$420	$0	$0	$4	$126	$(338)	$465
Realized gains or losses included in earnings	0	0	(1)	0	0	0	0	0	25	(43)	(19)
Unrealized gains or losses included in other comprehensive income	12	0	0	0	(22)	0	0	0	13	0	3
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	128	125
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0

Balance, end of period	$257	$0	$4	$0	$398	$0	$0	$4	$164	$(253)	$574

Change in unrealized gains (losses) still held(1)	$0	$0	$(1)	$0	$0	$0	$0	$0	$25	$(7)	$17

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2011

Three Months Ended June 30, 2010
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and asset- backed securities	Public utilities	Collateralized debt obligations	Sovereign and supranational	Banks/ financial institutions	Other corporate	Banks/ financial institutions		Credit default swaps	Total

Balance, beginning of period	$63	$488	$4	$298	$1,103	$1,253	$1,695	$9	$(291)	$4,622
Realized gains or losses included in earnings	0	0	0	0	0	0	125	0	(66)	59
Unrealized gains or losses included in other comprehensive income	1	0	0	0	1	1	(125)	0	0	(122)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0
Sales	(1)	(2)	0	0	0	0	(531)	0	0	(534)
Settlements	0	0	0	0	0	0	0	0	0	0
Transfers into Level 3(1)	219	0	0	0	330	0	0	0	0	549
Transfers out of Level 3(2)	0	(459)	0	(298)	(1,082)	(1,202)	(1,164)	(5)	0	(4,210)

Balance, end of period	$282	$27	$4	$0	$352	$52	$0	$4	$(357)	$364

Change in unrealized gains (losses) still held(3)	$0	$0	$0	$0	$0	$0	$0	$0	$(66)	$(66)

(1)	Due to a lack of visibility to observe significant inputs to price and credit downgrades of respective issuers of securities to below investment grade
(2)	A result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers
(3)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2010

Six Months Ended June 30, 2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$241	$(343)	$560
Realized gains or losses included in earnings	(6)	0	(1)	0	1	0	0	0	(39)	(38)	(83)
Unrealized gains or losses included in other comprehensive income	2	0	0	0	11	0	0	0	(38)	0	(25)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(6)	0	0	0	0	0	0	0	0	128	122
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0

Balance, end of period	$257	$0	$4	$0	$398	$0	$0	$4	$164	$(253)	$574

Change in unrealized gains (losses) still held(1)	$(6)	$0	$(1)	$0	$1	$0	$0	$0	$(39)	$(15)	$(60)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at June 30, 2011

Six Months Ended June 30, 2010
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and asset- backed securities	Public utilities	Collateralized debt obligations	Sovereign and supranational	Banks/ financial institutions	Other corporate	Banks/ financial institutions		Credit default swaps	Total

Balance, beginning of period	$62	$497	$267	$293	$1,240	$1,248	$1,441	$9	$0	$5,057
Effect of change in accounting principle (1)	0	0	(263)	0	0	0	0	0	(312)	(575)
Revised balance, beginning of period	62	497	4	293	1,240	1,248	1,441	9	(312)	4,482
Realized gains or losses included in earnings	0	0	0	0	5	0	108	0	(45)	68
Unrealized gains or losses included in other comprehensive income	2	(9)	0	5	34	6	51	0	0	89
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0
Sales	(1)	(2)	0	0	(175)	0	(585)	0	0	(763)
Settlements	0	0	0	0	0	0	0	0	0	0
Transfers into Level 3(2)	219	0	0	0	330	0	149	0	0	698
Transfers out of Level 3(3)	0	(459)	0	(298)	(1,082)	(1,202)	(1,164)	(5)	0	(4,210)

Balance, end of period	$282	$27	$4	$0	$352	$52	$0	$4	$(357)	$364

Change in unrealized gains (losses) still held(4)	$0	$0	$0	$0	$0	$0	$0	$0	$(45)	$(45)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3, and 4 for additional information.
(2)	Due to a lack of visibility to observe significant inputs to price and credit downgrades of respective issuers of securities to below investment grade
(3)	A result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers
(4)

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$78,669	$78,785	$72,570	$72,999
Fixed-maturity securities - consolidated variable interest entities	5,745	5,703	5,869	5,825
Perpetual securities	5,559	5,559	5,974	5,974
Perpetual securities - consolidated variable interest entities	1,544	1,544	1,538	1,538
Equity securities	23	23	23	23
Interest rate, foreign currency, and credit default swaps	495	495	564	564
Liabilities:
Notes payable (excluding capitalized leases)	3,042	3,283	3,032	3,248
Interest rate, foreign currency, and credit default swaps	584	584	741	741
Obligation to Japanese policyholder protection corporation	89	89	108	108

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

DCF Sensitivity

Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields), and, for our callable securities, interest rate volatility. Management believes that under normal market conditions, a movement of 50 basis points (bps) in interest rates and credit spreads and 50 percent in interest rate volatility would be sufficiently reasonable stresses for these risk factors. Therefore, we selected these magnitudes of movements and provided both upward and downward movements in these key assumptions used to estimate fair values. Since the changes in fair value are relatively linear, readers of these financial statements can make their own judgments as to the movement in interest rates and the change in fair value based upon this data. The following scenarios provide a view of the sensitivity of our securities priced by our DCF pricing model.

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $20.3 billion at June 30, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,069)	+50 bps	$(1,054)	+50%	$(248)
-50 bps	1,140	-50 bps	1,122	-50%	33

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $27.2 billion at June 30, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$ (1,696)	+50 bps	$(1,557)	+50%	$(385)
-50 bps	1,747	-50 bps	1,572	-50%	357

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

6.  NOTES PAYABLE

A summary of notes payable follows:

(In millions)	June 30, 2011		December 31, 2010
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
Yen-denominated Uridashi notes:
1.52% notes due September 2011 (principal amount 15 billion yen)	186		184
2.26% notes due September 2016 (principal amount 8 billion yen)	99		98
Variable interest rate notes due September 2011 (.58% at June 2011, principal amount 20 billion yen)	248		245
Yen-denominated Samurai notes:
1.87% notes due June 2012 (principal amount 26.6 billion yen)	329		327
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	124		123
3.00% loan due August 2015 (principal amount 5 billion yen)	62		61
Capitalized lease obligations payable through 2016	6		6
Total notes payable	$3,048		$3,038

(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes

(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In July 2011, we issued three series of Samurai notes totaling 50.0 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen (approximately $356 million using the June 30, 2011, exchange rate), bears interest at a fixed rate of 1.47% per annum, payable semi-annually, and has a three-year maturity. The second series, which totaled 15.8 billion yen (approximately $196 million using the June 30, 2011, exchange rate), bears interest at a fixed rate of 1.84% per annum, payable semi-annually, and has a five-year maturity. The third series, which totaled 5.5 billion yen (approximately $68 million using the June 30, 2011, exchange rate), bears interest at a variable rate of three-month yen LIBOR plus a spread, payable quarterly, and has a three-year maturity. We have entered into an interest rate swap related to the 5.5 billion yen variable interest rate notes to swap the variable interest rate to a fixed interest rate of 1.475% (see Note 4). These Samurai notes are not available to U.S. persons.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at June 30, 2011. No events of default or defaults occurred during the six-month period ended June 30, 2011.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the six-month periods ended June 30.

(In thousands of shares)	2011	2010
Common stock - issued:
Balance, beginning of period	662,660	661,209
Exercise of stock options and issuance of restricted shares	752	672
Balance, end of period	663,412	661,881
Treasury stock:
Balance, beginning of period	192,999	192,641
Purchases of treasury stock:
Open market	4,100	0
Other	155	95
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(745)	0
Exercise of stock options	(85)	(1,535)
Other	(79)	(89)
Balance, end of period	196,345	191,112
Shares outstanding, end of period	467,067	470,769

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Anti-dilutive share-based awards	4,246	4,610	3,419	3,530

Share Repurchase Program: During the first six months of 2011, we repurchased 4.1 million shares of our common stock in the open market. During the first six months of 2010, we did not repurchase any shares of our common stock.

As of June 30, 2011, a remaining balance of 26.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8.   SHARE-BASED COMPENSATION

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2011, approximately 15.2 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2011.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	14,608	5.3	$97	$42.51
Exercisable	11,197	4.3	66	42.93

We received cash from the exercise of stock options in the amount of $13.0 million during the first six months of 2011, compared with $46 million in the first six months of 2010. The tax benefit realized as a result of stock option exercises and restricted stock releases was $11.9 million in the first six months of 2011, compared with $20 million in the first six months of 2010.

As of June 30, 2011, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $32.4 million, of which $16.4 million (688 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

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

9.  BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$4	$3	$4	$3	$8	$7	$7	$6
Interest cost	2	4	1	4	3	8	2	7
Expected return on plan assets	(1)	(3)	0	(3)	(2)	(7)	(1)	(6)
Amortization of net actuarial loss	1	2	0	1	2	3	1	2
Net periodic benefit cost	$6	$6	$5	$5	$11	$11	$9	$9

During the six months ended June 30, 2011, Aflac Japan contributed approximately $11 million (using the June 30, 2011, exchange rate) to the Japanese pension plan, and Aflac U.S. did not make a contribution to the U.S. pension plan.

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

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and six-month periods ended June 30, 2011 and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2010. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Results for the second quarter of 2011 benefited from the stronger yen/dollar exchange rate. However, realized investment losses were higher, compared with the same period a year ago. Total revenues rose 2.2% to $5.1 billion, compared with $5.0 billion in the second quarter of 2010. Net earnings were $280 million, or $.60 per diluted share, compared with $581 million, or $1.23 per diluted share, in the second quarter of 2010.

Results for the first six months of 2011 also benefited from the stronger yen. Total revenues rose 1.6% to $10.2 billion, compared with $10.0 billion in the first half of 2010. Net earnings were $674 million, or $1.43 per diluted share, compared with $1.2 billion, or $2.58 per diluted share, for the first six months of 2010.

Results in the second quarter of 2011 included pretax net realized investment losses of $668 million ($453 million after-tax), compared with losses of $89 million ($58 million after-tax) in the second quarter of 2010. A valuation allowance of $19 million was recorded in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses and is reflected in the tax-effected total net realized investment losses stated above. The investment losses in 2011 included $528 million ($343 million after-tax) of other-than-temporary impairments and $182 million of losses, net of gains, ($118 million after-tax) from securities sold, primarily as a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the creditworthiness of issuers of certain investments.

Results for the first six months of 2011 included pretax net realized investment losses of $1.2 billion ($829 million after-tax), compared with losses of $135 million ($88 million after-tax) in the first six months of 2010. The valuation allowance of $19 million that was recorded in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses is reflected in the tax-effected total net realized investment losses stated above. The investment losses in 2011 included $933 million ($606 million after-tax) of other-than-temporary impairments and $326 million of losses, net of gains, ($212 million after-tax) from securities sold, primarily as a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the creditworthiness of issuers of certain investments.

Shareholders’ equity at June 30, 2011 included a net unrealized gain on investment securities (including derivatives) of $758 million, compared with a net unrealized gain of $64 million at December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 85% of our liabilities are reported as of June 30, 2011, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2011. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2010.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	In Millions		Per Diluted Share		In Millions		Per Diluted Share
Net earnings	$280	$581	$.60	$1.23	$674	$1,217	$1.43	$2.58
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(480)	8	(1.02)	.02	(838)	(33)	(1.78)	(.06)
Impact of derivative and hedging activities	27	(66)	.06	(.14)	8	(55)	.02	(.12)

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

Securities Transactions and Impairments

During the three- and six-month periods ended June 30, 2011, we realized investment losses as a result of the recognition of other-than-temporary impairments on certain securities, and we realized investment losses, net of gains, from the sale of securities as a result of an implemented plan to reduce the risk exposure in our investment portfolio. We recorded a valuation allowance of $19 million in the second quarter of 2011 on the deferred tax asset for our realized investment losses, which is reflected in the tax-effected realized investment losses for securities transactions and impairments shown in the table above. During the three-month period ended June 30, 2010, we realized pretax investment losses, net of gains, from the sale or redemption of securities in the normal course of business. For the six-month period ended June 30, 2010, we realized investment losses as a result of the recognition of other-than-temporary impairments on certain securities, and we realized pretax investment losses, net of gains, from the sale or redemption of securities in the normal course of business. See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.

The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Perpetual securities	$184	$0	$184	$41
Corporate bonds	343	0	740	0
Mortgage- and asset-backed securities	1	0	7	0
Municipalities	0	0	1	0
Equity securities	0	0	1	1
Total other-than-temporary impairment losses realized	$528	$0	$933	$42

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 38.3% for the three-month period ended June 30, 2011, compared with 34.6% for the same period in 2010. The increase in the effective income tax rate was due primarily to a $19 million valuation allowance recognized in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses discussed above. The effect of this valuation allowance was reflected in our combined U.S. and Japanese effective income tax rate on pretax earnings for the six-month period ended June 30, 2011 of 36.0%, compared with 34.7% for the same period in 2010.

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

Subject to the preceding assumptions, our objective for 2011 is to increase net earnings per diluted share by 8% over 2010. If the yen/dollar exchange rate averages 80 to 85 for the full year, we would expect reported net earnings to be in the range of $6.09 to $6.34 per diluted share. Using that same exchange rate assumption, we would expect third quarter 2011 reported net earnings per diluted share to be in the range of $1.54 to $1.60. Based on our stated objective for 2011, the following table shows the likely results for 2011 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2011 Net Earnings Per Share (EPS) Scenarios(1)
Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2010	Yen Impact on EPS
80.00	$ 6.34	14.6%	$ .37
85.00	6.09	10.1	.12
87.69 (2)	5.97	8.0	0
90.00	5.87	6.1	(.10)
95.00	5.68	2.7	(.29)

(1)	Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2011 and 2010
(2)	Actual 2010 weighted-average exchange rate

Our objective for 2012 is to increase net earnings per diluted share by 2% to 5% over 2011, excluding the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and foreign currency translation. This earnings objective assumes no additional significant investment losses and no further material decline in interest rates. Once the effects of our investment derisking program and low interest rate yields on investments have been fully integrated into our financial results, we believe the rate of earnings growth in future years should improve.

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

Aflac Japan Summary of Operating Results
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Premium income	$3,770	$3,186	$7,472	$6,393
Net investment income:
Yen-denominated investment income	434	392	866	793
Dollar-denominated investment income	202	201	419	393

Net investment income	636	593	1,285	1,186
Other income (loss)	5	(1)	25	26

Total operating revenues	4,411	3,778	8,782	7,605

Benefits and claims	2,633	2,229	5,213	4,505
Operating expenses:
Amortization of deferred policy acquisition costs	167	139	329	282
Insurance commissions	290	263	578	535
Insurance and other expenses	390	349	751	664
Total operating expenses	847	751	1,658	1,481
Total benefits and expenses	3,480	2,980	6,871	5,986
Pretax operating earnings(1)	$ 931	$ 798	$1,911	$1,619

Weighted-average yen/dollar exchange rate	81.54	92.05	81.93	91.26

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Premium income	18.3%	9.8%	16.9%	8.1%	5.1%	3.8%	5.0%	3.5%
Net investment income	7.3	9.0	8.4	7.4	(5.0)	3.0	(2.8)	2.7
Total operating revenues	16.8	9.2	15.5	8.0	3.7	3.2	3.7	3.4
Pretax operating earnings(1)	16.7	17.4	18.0	19.0	3.4	10.8	6.0	13.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 5.2% in the first six months of 2011 and 3.9% for the same period of 2010 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at June 30, 2011, were 1.29 trillion yen, compared with 1.22 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.9 billion at June 30, 2011, compared with $13.8 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first six months of 2011 and 2010. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. On a constant currency basis, dollar-denominated investment income accounted for approximately 35% of Aflac Japan’s investment income during the first six months of 2011, compared with 34% a year ago. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

For the Periods Ended June 30,

	Including Foreign Currency Changes						Excluding Foreign Currency Changes (2)
	Three Months			Six Months			Three Months			Six Months
	2011		2010	2011		2010	2011		2010	2011	2010
Net investment income	(5.0	) %	3.0%	(2.8	) %	2.7%	(.9	) %	5.1%	.9%	4.3%
Total operating revenues	3.7		3.2	3.7		3.4	4.5		4.0	4.3	3.7
Pretax operating earnings(1)	3.4		10.8	6.0		13.7	6.9		14.7	8.4	15.2

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2011	2010	2011	2010
Benefits and claims	59.7%	59.0%	59.4%	59.2%
Operating expenses:
Amortization of deferred policy acquisition costs	3.8	3.7	3.7	3.7
Insurance commissions	6.6	7.0	6.6	7.0
Insurance and other expenses	8.8	9.2	8.6	8.8
Total operating expenses	19.2	19.9	18.9	19.5
Pretax operating earnings(1)	21.1	21.1	21.7	21.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Aflac Japan’s financial results for the first quarter of 2011 reflected a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that occurred in Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, for benefits expense in the first quarter of 2011. The financial results for the first quarter of 2011 also reflected .7 billion yen, or $8 million, of operating expenses resulting from the earthquake and tsunami. Based on our claims experience to date and our claims estimates, we believe that our initial provision is adequate. The natural disaster and its related events have not had a material impact on our financial position or results of operations.

In the past several years, the benefit ratio has declined, driven primarily by favorable claim trends in our cancer product line. We expect this downward claim trend to continue. Our operating ratios have also been impacted by strong sales results in our ordinary products including child endowment and WAYS. These products have higher benefit ratios and lower expense ratios than our third sector products. The benefit ratio has also been impacted by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. Additionally, in the second quarter of 2011, net investment income was impacted by the write-off of the accrued interest income on our investments in Dexia S.A. and Irish Life and Permanent PLC, totaling $32 million, which caused the ratio of benefits to total revenue to be higher than it otherwise would have been due to the lower total revenue. Although the benefit ratio increased, the operating expense ratio decreased, resulting in the pretax operating profit margin remaining consistent in the three-month period ended June 30, 2011 compared with the level in prior year, and expanding in the six-month period ended June 30, 2011, compared with the same period a year ago. We expect the benefit and expense ratios and pretax profit margin to remain relatively stable throughout 2011.

Aflac Japan Sales

In 2011, Aflac Japan has generated its largest first- and second-quarter production in its 36-year history. New annualized premium sales exceeded our expectations in the second quarter of 2011 and rose to 36.1 billion yen, a 6.6% increase compared with the same period in prior year. The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2011	2010	2011	2010	2011	2010	2011	2010
New annualized premium sales	$442	$368	$856	$702	36.1	33.9	70.2	64.1
Increase (decrease) over comparable period in prior year	20.1%	19.1%	22.0%	16.7%	6.6%	12.6%	9.4%	11.4%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
Medical	25%	35%	26%	37%
Cancer	24	23	21	23
Ordinary life:
Child endowment	17	19	20	17
WAYS	19	7	18	7
Other ordinary life	11	12	11	13
Other	4	4	4	3
Total	100%	100%	100%	100%

The medical insurance product was the leading contributor to total sales for the second quarter of 2011. Medical insurance sales decreased 26.2% during the three-month period ended June 30, 2011, compared with the same period a year ago, reflecting a difficult comparison to prior year sales, which had benefited from the favorable consumer response to our revised EVER medical product. Despite the comparative sales decrease, we maintained our position as the number one seller of medical insurance policies in Japan. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales were up 12.4% during the second quarter of 2011, compared with the same period a year ago. The increase primarily reflected the introduction of the new base cancer policy, DAYS, which was introduced at the end of March. The enhancements to this new base policy are a response to the changes in cancer treatment as well as our commitment to being the number one provider of cancer insurance in Japan. Sales of cancer insurance accounted for 24.4% of new annualized premium sales for the quarter. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

The bank channel generated new annualized premium sales of 7.6 billion yen in the second quarter of 2011, an increase of 95.6% over the second quarter of 2010. As the bank channel has become a larger contributor to sales, Aflac Japan has enhanced its product portfolio to better meet the needs of banks. These products include our child endowment product and WAYS, a product that we first introduced in 2006 and introduced to the bank channel in 2009. Sales of WAYS were 6.7 billion yen during the second quarter of 2011, an increase of 190.7%, compared with the same period a year ago. Our profit margin on WAYS is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. Approximately 90% of customers at banks choose this payment option. As the banking channel becomes a greater contributor to our sales growth, we expect sales of this product to grow significantly in 2011.

Sales of our child endowment product were 6.2 billion yen during the second quarter of 2011, a decrease of 1.4% compared with the same period a year ago. We are shifting our focus from selling child endowment toward selling WAYS and our new cancer product DAYS. In addition, having sold the child endowment product for two years, we have already made a first attempt at selling this product to the eligible target market of families with young children. Remaining growth will primarily come from newborns, however the Japan birth rate is low. Finally, the government child subsidy that initially helped fuel demand for this product is being re-evaluated for possible reduction or elimination. As a result, we expect child endowment sales to decline significantly for the remainder of the year.

In the second quarter of 2011, the bank channel generated 21.1% of new annualized premium sales for Aflac Japan, compared with 11.5% during the same period a year ago. At June 30, 2011, we had agreements to sell our products with 367 banks, or more than 90% of the total number of banks in Japan. While many banks have agreed to sell our products, it takes time to facilitate training of employees at more than 20,000 branches representing the 367 banks. We are seeing sales steadily improving at many of these bank branches as training takes place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We also remain committed to selling through our traditional channels, which allows us to reach consumers through affiliated corporate agencies, independent corporate agencies and individual agencies. In the second quarter of 2011, we recruited more than 1,500 new sales agencies, an increase of 16.1% over the same period a year ago. At June 30, 2011, Aflac Japan was represented by approximately 20,000 sales agencies and more than 117,700 licensed sales associates employed by those agencies.

Overall, Aflac Japan performed well in the second quarter of 2011. We believe that there is still a continued need for our products in Japan. Following strong sales growth in 2010, our objective for 2011 was for new annualized premium sales to be in the range of down 2% to up 3% in Japan. However, with the better-than-expected sales results in the first six months of 2011, we have upwardly revised Aflac Japan’s annual sales target to achieving a flat to 5% sales increase in 2011.

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

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
New money yield - yen only	2.16%	2.55%	2.24%	2.51%
New money yield - blended	2.67	2.77	2.88	2.72
Return on average invested assets, net of investment expenses	3.15	3.55	3.23	3.55

The decrease in the Aflac Japan yen only new money yield reflects the low level of interest rates and tightening credit spreads. At June 30, 2011, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.51%, compared with 3.71% a year ago. In order to address our challenge of investing in Japan’s low-interest-rate environment, in 2010 and continuing into the first six months of 2011, we started increasing the amount Aflac Japan invests in higher-yielding dollar-denominated securities. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

Japan’s economy had experienced downward pressure due to the effects of the earthquake and tsunami that occurred on March 11, 2011, however The Bank of Japan’s July 2011 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic activity is improving. After declining sharply following the earthquake, production has recently shown signs of increased activity with the easing of supply-side constraints and an increase in exports. Domestic private demand has also begun to increase, with some improvement in household and business sentiment. Financial conditions have generally continued to ease, while weakness has been observed in the financial positions of some firms, mainly small ones.

Prior to the earthquake and tsunami, Japan’s economic conditions had been showing signs of improvement. Japan’s economy is still expected to return to a moderate recovery path, following the effects of the natural disaster earlier this year. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

Japanese Regulatory Environment

Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of the fiscal year-end 2011 (March 31, 2012) and has encouraged the disclosure of the ratio as reference information as of fiscal year-end 2010 (March 31, 2011). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. As of March 31, 2011, Aflac Japan’s solvency margin ratio calculated using the current method was 919.3%, and the solvency margin ratio under the new standards, disclosed as reference information, was 512.2%. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry did not materially change.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Premium income	$1,186	$1,147	$2,356	$2,289
Net investment income	148	135	291	267
Other income	3	3	6	5
Total operating revenues	1,337	1,285	2,653	2,561
Benefits and claims	676	655	1,319	1,235
Operating expenses:
Amortization of deferred policy acquisition costs	97	90	213	228
Insurance commissions	138	134	271	266
Insurance and other expenses	180	179	351	361
Total operating expenses	415	403	835	855
Total benefits and expenses	1,091	1,058	2,154	2,090
Pretax operating earnings(1)	$246	$227	$499	$471

Percentage change over previous period:
Premium income	3.4%	4.9%	2.9%	4.2%
Net investment income	9.7	6.1	9.2	5.9
Total operating revenues	4.0	5.1	3.6	4.4
Pretax operating earnings(1)	8.3	15.0	5.9	17.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 3.1% in the first six months of 2011 and 2010. Annualized premiums in force at June 30, 2011, were $5.0 billion, compared with $4.9 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2011	2010	2011	2010
Benefits and claims	50.6%	51.0%	49.7%	48.2%
Operating expenses:
Amortization of deferred policy acquisition costs	7.2	7.0	8.0	8.9
Insurance commissions	10.3	10.4	10.2	10.4
Insurance and other expenses	13.5	13.9	13.3	14.1
Total operating expenses	31.0	31.3	31.5	33.4
Pretax operating earnings(1)	18.4	17.7	18.8	18.4

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the second quarter of 2011, the pretax operating profit margin expanded, compared with the same period a year ago due to the improvement of the benefit and expense ratios. In the first quarter of 2010, we experienced the loss of a large payroll account which resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with this account; the net result had a positive impact on the profit margin in the first six months of 2010. In the first six months of 2011, as expected, our benefit ratio increased, compared with the same period of 2010, however it is still somewhat below normal levels. We believe we have benefited from the overall low level of healthcare utilization that is currently being experienced in the United States. The expense ratio decreased in the first six months of 2011, resulting in a slightly improved pretax operating profit margin, compared with that experienced in

2010. For the remainder of 2011, we expect the benefit ratio to increase somewhat as healthcare utilization returns to a more normal level. We also expect the expense ratio to be higher in the remainder of the year as we invest in marketing and other areas in preparation for 2012.

Aflac U.S. Sales

For the second consecutive quarter in 2011, Aflac U.S. generated positive sales growth. We believe this sales improvement reflects our intense focus on supporting our field force with enhanced products, including group products, and better resources and training that help our sales force approach selling in the current economic environment more effectively. The following table presents Aflac’s U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2011	2010	2011	2010
New annualized premium sales	$353	$333	$689	$649
Increase (decrease) over comparable period in prior year	5.9%	(2.4) %	6.1%	(6.3) %

The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
Income-loss protection:
Short-term disability	17%	17%	17%	17%
Life	6	6	6	6
Asset-loss protection:
Accident	31	32	31	31
Critical care(1)	23	22	23	22
Supplemental medical:
Hospital indemnity	16	17	16	18
Dental/vision	7	6	7	6
Total	100%	100%	100%	100%

(1)	Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 3%, short-term disability sales increased 3%, critical care insurance sales (including cancer insurance) increased 13%, and hospital indemnity insurance sales decreased 3% in the second quarter of 2011, compared with the same period a year ago.

We are pursuing sales through “Smart Launches,” which are product specific coordinated sales marketing efforts. Our first “Smart Launch” was in the first quarter of 2011, and it focused our sales force on selling our dental product. Continuing the success of that effort from the first quarter, the results were very positive with our dental category generating a 44.1% sales increase in the second quarter of 2011, compared with the same period a year ago. Our second “Smart Launch” promotes our new Critical Care and Recovery product, which was previously known as our Specified Health Event product. This “Smart Launch” began in the middle of the second quarter of 2011. Therefore, it is too early to quantify its full impact. However, we are encouraged with how our sales force has embraced both the product itself and the “Smart Launch.”

As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. Field force recruiting continued to benefit from targeted national advertising campaigns that we began in January 2011. These campaigns contributed significantly to our 10.2% increase in recruits for the second quarter of 2011, compared with the same period a year ago. We recruited more than 6,400 new sales associates in the second quarter of 2011, resulting in approximately 72,700 licensed sales associates as of June 30, 2011.

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

Our group products sold through CAIC, now branded as Aflac Group Insurance, have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. For the three-month period ended June 30, 2011, sales from Aflac Group Insurance increased to $35 million, or 9.8% of new annualized premium sales for Aflac U.S. For the six-month period ended June 30, 2011, sales from Aflac Group Insurance increased to $70 million, or 10.2% of new annualized premium sales for Aflac U.S.

Although we remain somewhat cautious in our short-term sales outlook for Aflac U.S., our longer-term view has not changed. We believe the need for our products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. The addition of the group product platform and our growing broker initiative only serve to enhance our ability to leverage the Aflac brand to reach more companies, large and small, across the United States. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. We believe that our objective for Aflac U.S. new annualized premium sales growth for 2011 to be flat to up 5% is reasonable.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
New money yield	5.72%	6.11%	5.74%	6.01%
Return on average invested assets, net of investment expenses	6.41	6.24	6.42	6.36

The decrease in the U.S. new money yield reflects a low level of interest rates and tightening credit spreads. At June 30, 2011, the portfolio yield on Aflac’s U.S. portfolio was 6.76%, compared with 7.04% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

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

In July 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve, including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. Despite the lack of regulations to implement this law, we believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2011, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2010.

Impact of Foreign Exchange on Balance Sheet Items
(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	80.73		81.49
Investments and cash	$ 92,984	$ 675	$92,309
Deferred policy acquisition costs	10,028	67	9,961
Total assets	106,232	758	105,474
Policy liabilities	86,366	733	85,633
Total liabilities	94,251	776	93,475

(1)	The exchange rate at June 30, 2011, was 80.73 yen to one dollar, or .9% stronger than the December 31, 2010, exchange rate of 81.49.

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

The following table details investment securities by segment.

Investment Securities by Segment
	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
Securities available for sale, at fair value:
Fixed maturities	$ 43,292	$ 39,485	$ 9,095	(1)	$ 8,750	(1)
Perpetual securities	6,925	7,233	178		279
Equity securities	23	23	0		0
Total available for sale	50,240	46,741	9,273		9,029
Securities held to maturity, at amortized cost:
Fixed maturities	31,908	30,084	0		0
Total held to maturity	31,908	30,084	0		0
Total investment securities	$ 82,148	$ 76,825	$ 9,273		$ 9,029

(1)	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $119 in 2011 and $120 in 2010.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

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

On a consolidated basis, we attempt to minimize the exposure of shareholders’ equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan’s investment portfolio in dollar-denominated securities and by the Parent Company’s issuance of yen-denominated debt (for additional information, see the discussion under the Hedging Activities subsection of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced.

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities at Selected Exchange Rates
(In millions)	June 30, 2011				December 31, 2010
Yen/dollar exchange rates	65.73	80.73	(1)	95.73	66.49	81.49	(1)	96.49
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$37,550	$30,573		$25,782	$35,905	$29,296		$24,742
Fixed maturities - consolidated variable interest entities	3,348	2,726		2,299	3,637	2,968		2,506
Perpetual securities	6,538	5,323		4,489	6,911	5,638		4,762
Perpetual securities - consolidated variable interest entities	1,756	1,430		1,206	1,745	1,424		1,203
Equity securities	23	19		16	23	19		16
Securities held to maturity:
Fixed maturities	38,429	31,289		26,386	36,119	29,470		24,889
Fixed maturities - consolidated variable interest entities	761	619		522	752	614		518
Cash and cash equivalents	310	253		213	939	766		647
Other financial instruments	163	133		112	153	125		105
Subtotal	88,878	72,365		61,025	86,184	70,320		59,388
Liabilities:
Notes payable	1,295	1,054		889	1,280	1,044		882
Japanese policyholder protection corporation	110	89		75	132	108		91
Subtotal	1,405	1,143		964	1,412	1,152		973
Net yen-denominated financial instruments	87,473	71,222		60,061	84,772	69,168		58,415
Other yen-denominated assets	10,937	8,905		7,509	10,338	8,435		7,124
Other yen-denominated liabilities	100,755	82,037		69,180	95,441	77,873		65,767
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(2,345)	$(1,910)		$(1,610)	$(331)	$(270)		$(228)

(1)	Actual period-end exchange rate

Effective January 1, 2010, we were required to consolidate certain variable interest entities (VIEs) upon the adoption of new accounting guidance. Prior to the adoption of this new accounting guidance, our beneficial interest in certain VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation on January 1, 2010, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. While the combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment, these investments will create foreign currency fluctuations but have no impact on our net investment hedge position. For additional information, see the Hedging Activities subsection of MD&A.

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2011, and December 31, 2010, would be as follows:

	June 30,	December 31,
(In millions)	2011	2010
Effect on yen-denominated debt and perpetual securities	$(8,157)	$(7,833)
Effect on dollar-denominated debt and perpetual securities	(1,871)	(1,366)
Effect on total debt and perpetual securities	$(10,028)	$(9,199)

There are various factors that affect the fair value of our investment in debt and perpetual securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt and perpetual securities while increases in market yields generally have a negative impact on the fair value of our debt and perpetual securities. However, we do not expect to realize a majority of any unrealized gains or losses because we generally have the intent and ability to hold such securities until a recovery of value, which may be maturity. For additional information on unrealized losses on debt and perpetual securities, see Note 3 of the Notes to the Consolidated Financial Statements.

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

We entered into interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that will mature in September 2011 and our 5.5 billion yen variable interest rate Samurai notes that we issued subsequent to the end of the second quarter in July 2011. These agreements effectively convert the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010	Six Months Ended June 30, 2010

AAA	21.2%	1.0%	.7%
AA	53.0	60.7	62.0
A	13.2	24.5	30.7
BBB	11.7	13.8	6.6
BB or lower	.9	.0	.0

Total	100.0%	100.0%	100.0%

Purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety, and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during the first six months of 2011 was due to an increase in purchases of U.S. Treasury securities. The purchases of BB or lower rated securities during the first six months of 2011 was due to a limited program that we initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires an average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition of Portfolio by Credit Rating

	June 30, 2011		December 31, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	4.8%	5.0%	3.3%	3.6%
AA	37.5	37.9	35.7	36.5
A	32.9	33.2	36.0	36.6
BBB	19.4	19.1	18.8	18.7
BB or lower	5.4	4.8	6.2	4.6
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2011, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2011, and December 31, 2010. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	June 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$75,427	83.4%	$68,407	79.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	6,734	7.4	8,679	10.1
Upper Tier II	0	.0	15	.0
Tier I(1)	543	.6	613	.7
Surplus notes	335	.4	335	.4
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	52	.1	52	.1
Total fixed maturities	7,749	8.6	9,779	11.4
Perpetual securities (economic maturity date):
Upper Tier II	4,758	5.3	5,285	6.1
Tier I	2,501	2.7	2,542	3.0
Total perpetual securities	7,259	8.0	7,827	9.1
Total debt and perpetual securities	$90,435	100.0%	$86,013	100.0%

(1)	Includes trust preferred securities

As indicated in the table above, the percentage of our investment portfolio comprising subordinated fixed maturities and perpetual securities investments has declined due primarily to sales and impairments resulting from an implemented plan to reduce the risk exposure in our investment portfolio. See the Investment Concentrations section below for more information on these derisking activities.

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

As of June 30, 2011, our largest investment industry sector concentration was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations. As a result, Greece, Ireland, and most recently Portugal were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. The financial institutions of these countries have faced both liquidity and asset valuation pressures. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions in these countries and others facing similar fiscal pressures. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, we believe nationalizations and burden-sharing among debt holders remain options of last resort.

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, further discussion of our largest investment industry sector concentration (banks and financial institutions), and disclosure on our investment exposure to certain Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of June 30, 2011, were as follows:

Largest Global Investment Positions
	Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$20,037	22.2%	Senior	Aa2	AA-	AA-
United States Treasury	1,806	2.0	Senior	Aaa	AAA	AAA
Israel Electric Corp.	908	1.0	Senior	Baa2	BB+	-
Republic of Tunisia(2)	810	0.9	Senior	Baa3	BBB-	BBB-
Republic of South Africa	757	0.8	Senior	A3	BBB+	BBB+
HSBC Holdings PLC	740	0.8
HSBC Finance Corporation (formerly Household Finance)	620	0.7	Senior	A3	A	AA-
HSBC Bank PLC (RAV Int’l. Ltd.)	40	0.0	Upper Tier II	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80	0.1	Upper Tier II	Aa3	-	-
Commerzbank AG (includes Dresdner Bank)	625	0.7
Commerzbank AG	434	0.5	Lower Tier II	Baa3	BBB-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	191	0.2	Lower Tier II	Baa3	BBB-	A
UniCredit SpA	622	0.7
UniCredit Bank Austria	11	0.0	Lower Tier II	Aa3	AA+	-
UniCredit Bank AG (Hypovereinsbank)	248	0.3	Lower Tier II	Baa2	BBB+	A
UniCredit Bank AG (HVB Funding Trust I, III & VI)	363	0.4	Tier I	Baa3	BBB	BBB
Mizuho Financial Group Inc.	581	0.6
Mizuho Bank, Mizuho Finance Cayman & Aruba	581	0.6	Upper Tier II	A2	A-	-
Bank of Tokyo-Mitsubishi UFJ Ltd.	557	0.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	557	0.6	Lower Tier II	Aa3	A	A-
Bank of America Corp. (includes Merrill Lynch)	557	0.6
Merrill Lynch & Co. Inc.	309	0.3	Senior	A2	A	A+
Bank of America Corp.	248	0.3	Lower Tier II	A3	A-	A
BNP Paribas (includes Fortis)	557	0.6
BNP Paribas	124	0.2	Senior	Aa2	AA	AA-
Fortis Bank SA-NV	309	0.3	Upper Tier II	A3	A	A-
Fortis Luxembourg Finance SA	124	0.1	Upper Tier II	Baa2	A	A-
Erste Group Bank AG	532	0.6
Erste Group Bank	124	0.1	Lower Tier II	A2	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd 3 & 5)	408	0.5	Tier I	Ba1	-	BBB-
Investcorp SA	508	0.6
Investcorp Capital Limited	508	0.6	Senior	Ba2	-	BB+
National Grid PLC	496	0.6
National Grid Gas PLC	248	0.3	Senior	A3	A-	A
National Grid Electricity Transmission PLC	248	0.3	Senior	A3	A-	A
Sumitomo Mitsui Financial Group Inc.	496	0.6
Sumitomo Mitsui Banking Corporation	124	0.2	Lower Tier II	Aa3	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	372	0.4	Upper Tier II	A1	A-	-
Telecom Italia SpA	495	0.6
Telecom Italia Finance SA	495	0.6	Senior	Baa2	BBB	BBB
Citigroup Inc.	489	0.5
Citigroup Inc (includes Citigroup Global Markets Holdings Inc., Associates Corp.)	488	0.5	Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1	0.0	Lower Tier II	Baa1	A-	A
JP Morgan Chase & Co. (including Bear Stearns)	488	0.5
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	434	0.5	Senior	Aa3	A+	AA-
JPMorgan Chase & Co (FNBC)	26	0.0	Senior	Aa1	AA-	-
JPMorgan Chase & Co (Bank One Corp.)	17	0.0	Lower Tier II	A1	A	A+
JPMorgan Chase & Co (NBD Bank)	11	0.0	Lower Tier II	Aa2	A+	A+
Commonwealth Bank of Australia	483	0.5
Commonwealth Bank of Australia	124	0.1	Lower Tier II	Aa3	AA-	AA-
Commonwealth Bank of Australia	248	0.3	Upper Tier II	-	A+	-
Bankwest	111	0.1	Upper Tier II	Aa3	AA-	-
Total	$32,544	36.0%

Total debt and perpetual securities	$90,435	100.0%

(1)	JGBs or JGB-backed securities
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

During the three- and six-month periods ended June 30, 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was on reducing our exposure to peripheral Eurozone investments, perpetual securities, and investments in certain banks/financial institutions. Our primary derisking activities are summarized as follows:

Investment Derisking Activities
	Three Months Ended June 30, 2011
	Balance,		Realized Investment		Balance,
	Beginning of Period		Gains (Losses)		End of Period
		Amortized	Sales and			Amortized
(in millions)	Par Value	Cost	Redemptions	Impairments	Par Value	Cost
Peripheral Eurozone banks/financial institutions, by country:
Ireland(1)	$956	$621	$(74)	$0	$525	$525
Greece	770	372	(45)	0	0	0
Portugal	842	842	(99)	(275)	558	282

Perpetual securities:
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)	$541	$439	$0	$(184)	$557	$268
Royal Bank of Scotland Group PLC	58	19	28	0	0	0
Lloyds Banking Group PLC (2)	33	7	18	0	0	0
Swedbank	349	293	2	0	235	178

(1) Includes Irish Life and Permanent PLC perpetual securities (2) Remainder of exposure to this issuer does not consist of perpetual securities
	Six Months Ended June 30, 2011
	Balance,		Realized Investment		Balance,
	Beginning of Period		Gains (Losses)		End of Period
		Amortized	Sales and			Amortized
(in millions)	Par Value	Cost	Redemptions	Impairments	Par Value	Cost
Peripheral Eurozone banks/financial institutions, by country:
Ireland(1)	$1,220	$710	$(72)	$0	$525	$525
Greece	1,154	1,152	(222)	(397)	0	0
Portugal	859	859	(99)	(275)	558	282

Perpetual securities:
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)	$552	$448	$0	$(184)	$557	$268
Royal Bank of Scotland Group PLC	58	19	28	0	0	0
Lloyds Banking Group PLC(2)	33	7	18	0	0	0
Swedbank	356	299	2	0	235	178
HSBC Holdings PLC	166	155	4	0	136	120

(1)	Includes Irish Life and Permanent PLC perpetual securities
(2)	Remainder of exposure to this issuer does not consist of perpetual securities

As a result of our primary derisking activities, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries comprised 5.9% of total investments and cash, declining to 2.8% by the end of the second quarter of 2011. At the start of 2008, investments in perpetual securities comprised 14.7% of total investments and cash, declining to 7.9% by the end of the second quarter of 2011. At the start of 2008, investments in financial securities comprised 41.9% of total investments and cash, declining to 30.1% by the end of the second quarter of 2011. As a result of these derisking activities, we have no direct investment exposure to Greece, only senior indebtedness in Ireland, and materially lower exposure to Portuguese investments.

As a result of derisking activities to reduce our exposure to large concentrated positions that exceed 10% of total adjusted capital (TAC) on a statutory accounting basis, in the first six months of 2011 we reduced our exposure to Israel Electric by $89 million, the Republic of Tunisia by $104 million, HSBC by $100 million, Commerzbank by $94 million, and Bank of America Corp. by $104 million, on an amortized cost basis, resulting in a pretax net loss of $3 million ($2 million after-tax) for the three-month period and a pretax net gain of $6 million ($4 million after-tax) for the six-month period ended June 30, 2011.

As of the end of the second quarter of 2011, we believe we have substantially completed our investment derisking activities from a realized investment loss perspective. See the Investment Concentrations section of Note 3 of the Notes to the Consolidated Financial Statements for additional information.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance
	June 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$37,409	$38,971	$31,098	$32,457
Perpetual securities	216	214	235	256
Equity securities	12	14	13	14
Total publicly issued	37,637	39,199	31,346	32,727
Privately issued securities:
Fixed maturities	45,767	45,517	47,088	46,367
Perpetual securities	7,043	6,889	7,592	7,256
Equity securities	9	9	9	9
Total privately issued	52,819	52,415	54,689	53,632
Total investment securities	$90,456	$91,614	$86,035	$86,359

The following table details our privately issued investment securities.

Privately Issued Securities
(Amortized cost, in millions)	June 30, 2011	December 31, 2010
Privately issued securities as a percentage of total debt and perpetual securities	58.4%	63.6%
Privately issued securities held by Aflac Japan	$50,052	$51,702
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	55.3%	60.1%

Reverse-Dual Currency Securities (1)
(Amortized cost, in millions)	June 30, 2011	December 31, 2010
Privately issued reverse-dual currency securities	$12,729	$12,790
Publicly issued collateral structured as reverse-dual currency securities	2,858	2,844
Total reverse-dual currency securities	$15,587	$15,634

Reverse-dual currency securities as a percentage of total debt and perpetual securities	17.2%	18.2%

(1)	Principal payments in yen and interest payments in dollars

The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the reallocation of funds to investments in Japanese Government Bonds (JGBs) and U.S. Treasury securities in the first six months of 2011.

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

Below-Investment-Grade and Split-Rated Securities

Below-investment-grade debt and perpetual securities represented 5.3% of total debt and perpetual securities at June 30, 2011, compared with 6.2% of total debt and perpetual securities at December 31, 2010, at amortized cost. Debt and perpetual securities classified as below investment grade at June 30, 2011 and December 31, 2010, were generally reported as available for sale and carried at fair value.

The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.

Below-Investment-Grade Securities (3)
	June 30, 2011				December 31, 2010
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value		Amortized Cost		Fair Value		Unrealized Gain/Loss
Republic of Tunisia(4)	$810	$810	$893	$83	$	*	$	*	$	*	$	*
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas) (1)	557	268	268	0		368		264		186		(78)
Investcorp Capital Limited	508	508	355	(153)		504		504		337		(167)
Lloyds Banking Group PLC (5)	408	358	376	18		440		364		387		23
UPM-Kymmene	384	384	293	(91)		380		380		290		(90)
Ford Motor Credit Company	372	372	377	5		368		368		374		6
Banco Espirito Santo SA	372	209	209	0		*		*		*		*
CSAV (Tollo Shipping Co. S.A.)	297	297	149	(148)		295		295		161		(134)
Bank of Ireland	248	248	139	(109)		*		*		*		*
KBL European Private Bankers S.A (Part of KBC Group NV) (1)	248	138	143	5		245		137		144		7
Tokyo Electric Power Co., Inc.	223	227	217	(10)		*		*		*		*
Caixa Geral de Depositos SA	186	73	73	0		*		*		*		*
BAWAG Capital Finance Jersey (1)	173	122	104	(18)		172		120		116		(4)
IKB Deutsche Industriebank AG	161	107	107	0		160		160		104		(56)
Hypo Vorarlberg Capital Finance (1)	136	109	97	(12)		135		108		97		(11)
Finance For Danish Industry (FIH)	124	124	102	(22)		123		123		104		(19)
Aiful Corporation	124	37	37	0		184		67		67		0
Irish Life and Permanent PLC (1)	0	0	0	0		454		112		112		0
EFG Eurobank Ergasias	0	0	0	0		417		416		131		(285)
NBG (National Bank of Greece)	0	0	0	0		368		368		146		(222)
Alpha Bank	0	0	0	0		368		368		115		(253)
Swedbank (1)	*	*	*	*		356		299		314		15
Hella KG Hueck & Co.	*	*	*	*		270		269		224		(45)
Allied Irish Banks PLC	0	0	0	0		245		77		77		0
Royal Bank of Scotland Group PLC (1)	0	0	0	0		58		19		42		23
Commerzbank AG (formerly Dresdner Bank AG) (Tier 1 only)	0	0	0	0		53		55		46		(9)
Macy’s Inc.	*	*	*	*		53		58		58		0
Various Other Issuers (below $50 million in par value) (2)	409	378	360	(18)		386		366		326		(40)
Total	$5,740	$4,769	$4,299	$(470)		$6,402		$5,297		$3,958		$(1,339)

* Investment grade at respective reporting date

(1) Perpetual security

(2) Includes 21 different issuers in 2011 and 19 different issuers in 2010

(3) Does not include an externally managed portfolio of senior secured bank loans

(4) Deemed by the Company to be below investment grade

(5) Includes perpetual securities only at December 31, 2010

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires an average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of June 30, 2011, our investments in this program totaled $72 million at amortized cost.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $2.9 billion as of June 30, 2011, and $2.4 billion as of December 31, 2010, and represented 3% of total debt and perpetual securities, at amortized cost, at each period. The 10 largest split-rated securities as of June 30, 2011, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp.	$908	Investment Grade
Erste Group Bank (Erste Finance Jersey Ltd 3 & 5)(1)	408	Investment Grade
SLM Corp.	402	Investment Grade
Bank of Ireland	248	Below Investment Grade
Banco Espirito Santo SA	209	Below Investment Grade
Swedbank(1)	134	Investment Grade
Dexia Overseas SA(1)	94	Below Investment Grade
Caixa Geral De Depositos SA	73	Below Investment Grade
Sparebanken Vest(1)	60	Investment Grade
Macy’s Inc.	58	Investment Grade

(1) Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2011.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$53,686	$55,238	60.3%	$2,583	$1,031
Below-investment-grade securities	4,841	4,371	4.8	125	595
Held-to-maturity securities:
Investment-grade securities	31,908	31,982	34.9	976	902
Total	$90,435	$91,591	100.0%	$3,684	$2,528

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2011.

Aging of Unrealized Losses
	Total	Total	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$14,756	$1,031	$2,284	$34	$3,052	$91	$9,420	$906
Below-investment-grade securities	2,301	595	465	28	5	1	1,831	566
Held-to-maturity securities:
Investment-grade securities	15,367	902	2,775	43	2,138	80	10,454	779
Total	$32,424	$2,528	$5,524	$105	$5,195	$172	$21,705	$2,251

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2011.

Percentage Decline From Amortized Cost
	Total	Total	Less than 20%		20% to 50%		Greater than 50%
(In millions)	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$14,756	$1,031	$14,383	$937	$373	$94	$0	$0
Below-investment-grade securities	2,301	595	1,007	102	1,294	493	0	0
Held-to-maturity securities:
Investment-grade securities	15,367	902	15,118	846	249	56	0	0
Total	$32,424	$2,528	$30,508	$1,885	$1,916	$643	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2011.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$ 508	$ 355	$ (153)
CSAV (Tollo Shipping Co. S.A.)	B	297	149	(148)
Bank of Ireland	BB	248	139	(109)
UPM-Kymmene	BB	384	293	(91)
SLM Corp.	BBB	402	320	(82)
Bank of Tokyo-Mitsubishi UFJ LTD	AA	557	506	(51)
Svenska Handelsbanken(1)	A	218	168	(50)
Bank of America Corp. (Includes Merrill Lynch)	A	557	510	(47)
Republic of Poland	A	254	209	(45)
Union Fenosa Finance B.V.	BBB	458	413	(45)

(1) Perpetual security

Declines in fair value noted above were impacted by changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. See the Investment Concentrations and Unrealized Investment Gains and Losses sections in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to Ireland, financial institutions including perpetual securities, and other corporate investments.

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian and pricing brokers and those derived from our discounted cash flow pricing model for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of June 30, 2011.

Cash and cash equivalents totaled $1.3 billion, or 1.4% of total investments and cash, as of June 30, 2011, compared with $2.1 billion, or 2.4%, at December 31, 2010. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2011	December 31, 2010	% Change
Aflac Japan	$ 7,213	$ 6,964	3.6% (1)
Aflac U.S.	2,815	2,770	1.6
Total	$ 10,028	$ 9,734	3.0%

(1) Aflac Japan’s deferred policy acquisition costs increased 2.6% in yen during the six months ended June 30, 2011.

The increase in Aflac Japan’s deferred policy acquisition costs was primarily driven by new annualized premium sales.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	June 30, 2011	December 31, 2010	% Change
Aflac Japan	$ 78,565	$ 74,872	4.9% (1)
Aflac U.S.	7,799	7,581	2.9
Other	2	3.0
Total	$ 86,366	$ 82,456	4.7%

(1) Aflac Japan’s policy liabilities increased 4.0% in yen during the six months ended June 30, 2011.

The increase in Aflac Japan’s policy liabilities was primarily the result of the growth and aging of our in-force business.

Notes Payable

Notes payable totaled $3.0 billion at June 30, 2011 and December 31, 2010. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.4% as of June 30, 2011, compared with 21.7% as of December 31, 2010. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

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

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. For hedge designation purposes, Aflac Japan yen-denominated net assets exceeded the Parent Company’s designated yen-denominated liabilities as of April 1, 2011, the date of hedge designation for the second quarter of 2011. As a result, our net investment hedge was effective during the six-month period ended June 30, 2011. Our net investment hedge was also effective during the six-month period ended June 30, 2010.

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

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2011	December 31, 2010
Aflac Japan yen-denominated net assets	$1,830	$3,282
Parent Company yen-denominated net liabilities	(1,053)	(1,041)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$777	$2,241

The decline in yen-denominated net assets subject to foreign currency fluctuation is primarily due to an increase in the amount of investment in dollar-denominated investments during the first six months of 2011.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Several of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from changes in interest rates and foreign currency exchange rates, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains and losses. This hedging relationship was effective during the six-month periods ending June 30, 2011 and 2010. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that will mature in September 2011 and our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into these contracts, we swapped the variable interest rates to a fixed interest rate of 1.52% for the Uridashi notes and 1.475% for the Samurai notes. We have designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate notes, and the swaps had no value at inception. GAAP requires that the change in the fair value of the swap contracts be recorded in other comprehensive income so long as the hedge is deemed effective. Any ineffectiveness is recognized in net earnings. The hedge for the Uridashi notes was effective during the six-month periods ended June 30, 2011 and 2010; therefore, there was no impact on net earnings during those periods. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30:

Liquidity Provided by Aflac to Parent Company
(In millions)	2011	2010
Dividends declared or paid by Aflac	$282	$230
Management fees paid by Aflac	115	95

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. As of June 30, 2011, we have issued $2.0 billion of senior notes under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through November 2011. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes under this registration statement. If issued, the remaining 50 billion yen (approximately $619 million using the June 30, 2011, exchange rate) of yen-denominated Samurai notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at June 30, 2011. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows

We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2011	2010
Operating activities	$4,378	$3,023
Investing activities	(5,034)	(3,176)
Financing activities	(175)	(7)
Exchange effect on cash and cash equivalents	1	21
Net change in cash and cash equivalents	$(830)	$(139)

Operating Activities

The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2011	2010
Aflac Japan	$4,067	$2,665
Aflac U.S. and other operations	311	358
Total	$4,378	$3,023

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2011	2010
Aflac Japan	$(4,835)	$(2,499)
Aflac U.S. and other operations	(199)	(677)
Total	$(5,034)	$(3,176)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the six-month periods ended June 30, 2011, and 2010.

Financing Activities

Consolidated cash used by financing activities was $175 million in the first six months of 2011, compared with $7 million for the same period of 2010. Cash returned to shareholders through dividends and treasury stock purchases was $482 million during the six-month period ended June 30, 2011, compared with $262 million through dividends during the six-month period ended June 30, 2010.

In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $619 million using the June 30, 2011, exchange rate). See Note 6 of the Notes to the Consolidated Financial Statements for further information on this debt issuance. In September 2011, 35 billion yen (approximately $434 million using the June 30, 2011, exchange rate) of our Uridashi notes will mature. We plan to use existing cash to redeem these notes.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at June 30, 2011.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2011	2010
Treasury stock purchases	$222	$5

Number of shares purchased:
Open market	4,100	0
Other	155	95
Total shares purchased	4,255	95

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2011	2010
Stock issued from treasury	$26	$36

Number of shares issued	909	1,624

During the first six months of 2011, we purchased 4.1 million shares of our common stock in the open market. As of June 30, 2011, a remaining balance of 26.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We anticipate ending up at the low end of our six to 12 million share repurchase target in 2011.

Cash dividends paid to shareholders were $.30 per share in the second quarter of 2011, compared with $.28 per share in the second quarter of 2010. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2011	2010
Dividends paid in cash	$260	$262
Dividends through issuance of treasury shares	21	0
Total dividends to shareholders	$281	$262

In July 2011, the board of directors declared the third quarter cash dividend of $.30 per share. The dividend is payable on September 1, 2011, to shareholders of record at the close of business on August 17, 2011.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 480% and 520% as of June 30, 2011. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. As of March 31, 2011, Aflac Japan’s solvency margin ratio calculated using the current method was 919.3%, which significantly exceeded regulatory minimums, and the solvency margin ratio under the new standards, disclosed as reference information, was 512.2%. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry did not materially change.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the six-month periods ended June 30.

Aflac Japan Remittances
(In millions of dollars and billions of yen)	2011	2010
Aflac Japan management fees paid to Parent Company	$13	$16
Expenses allocated to Aflac Japan	20	16
Aflac Japan profit remittances to Aflac U.S. in dollars	0	317

Aflac Japan profit remittances to Aflac U.S. in yen	0	28.7

We anticipate that Aflac Japan will remit profits of 11.0 billion yen in the third quarter of 2011. We anticipate that 2011 profit remittances will total 11.0 billion yen, compared with full-year remittances of 28.7 billion yen in 2010.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The concentration of our investment portfolios in any particular single-issuer, industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular single-issuer industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At June 30, 2011, approximately 30% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector. In addition, at June 30, 2011, with the exception of investments in Japanese government bonds (JGBs) and U.S. Treasury securities, we had four legacy single-issuer investments that exceeded the upper bound of our investment risk exposure limits, which is considered to be 10% of total adjusted capital (TAC) on a statutory accounting basis.

The impact of the earthquake and tsunami natural disaster in March 2011 and related events at the nuclear plant in Japan and their aftermath could adversely affect our financial condition and results of operations.

Aflac Japan’s first quarter 2011 financial results reflected a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that struck Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, for benefits expense in the first quarter. Our financial results in the first quarter of 2011 also reflected .7 billion yen, or $8 million, of operating expenses resulting from the earthquake and tsunami. Our initial claims estimates were based on judgments that considered assumptions and projections which are subject to change to reflect future information. Although the current impact of the natural disaster and its related events has not had a material impact on our financial position or results of operations, actual claims may vary from our estimates and may further negatively impact our financial results.

Our business operations in Japan have continued to be fully functional in the aftermath of the natural disaster. However, the recent events in Japan could impair the recovery of the Japanese economy, which could have an adverse effect on our results of operations and financial condition. The policy response from the Japanese government to the disaster could involve the issuance of JGBs. Increased borrowing to finance reconstruction of the affected areas coupled with the fiscal challenges already facing Japan could reduce the creditworthiness of JGBs, which account for a significant portion of our investment portfolio. Although questions remain with regard to Japan’s electricity supply as a result of the problems caused by the nuclear plant which was damaged by the natural disaster, we do not expect Aflac’s operations in Japan to be materially impacted.

We will continue to monitor the business and economic conditions in Japan in light of the recent events and will continue to update our assessment of the natural disaster impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2011, we repurchased shares of Aflac common stock as follows:

				Total
				Number	Maximum
				of Shares	Number of
				Purchased	Shares that
				as Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		Per Share	Programs	Programs
April 1 - April 30	228		$54.26	0	27,270,254
May 1 - May 31	380,274		48.74	380,000	26,890,254
June 1 - June 30	622,069		45.53	620,000	26,270,254
Total	1,002,571	(2)	$46.75	1,000,000	26,270,254	(1)

(1)

The total remaining shares available for purchase at June 30, 2011, consisted of 26,270,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.

(2)	During the second quarter of 2011, 2,571 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).
4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001- 07434).
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001- 07434).
10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).
10.7*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.12*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001- 07434).
10.15*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long- Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).
10.25*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).

10.27*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).
10.28*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.29*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.30*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.31*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.34*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001- 07434).
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.36*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.37*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.39*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 5, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 5, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 5, 2011, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 5, 2011	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 5, 2011	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer