Form 10-Q
period 2011-09-30
AFLAC INC
filed 2011-11-04
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                           ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 27, 2011
Common Stock, $.10 Par Value	466,787,688

Aflac Incorporated and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2011, and 2010, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2011, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

Atlanta, Georgia
November 4, 2011

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2011	2010	2011	2010
Revenues:
Premiums, principally supplemental health insurance	$5,210	$4,607	$15,037	$13,288
Net investment income	843	765	2,422	2,218
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(166)	(13)	(1,100)	(55)
Sales and redemptions	307	8	49	0
Derivative and other gains (losses)	(224)	14	(279)	(72)
Total realized investment gains (losses)	(83)	9	(1,330)	(127)
Other income	17	13	63	59
Total revenues	5,987	5,394	16,192	15,438
Benefits and expenses:
Benefits and claims	3,517	3,102	10,049	8,843
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	272	243	814	752
Insurance commissions	438	412	1,287	1,213
Insurance expenses	558	505	1,609	1,493
Interest expense	52	39	143	105
Other operating expenses	45	38	132	114
Total acquisition and operating expenses	1,365	1,237	3,985	3,677
Total benefits and expenses	4,882	4,339	14,034	12,520
Earnings before income taxes	1,105	1,055	2,158	2,918
Income taxes	361	365	740	1,011
Net earnings	$744	$690	$1,418	$1,907

Net earnings per share:
Basic	$1.60	$1.47	$3.04	$4.07
Diluted	1.59	1.46	3.02	4.03

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	465,910	469,868	466,843	468,880
Diluted	467,793	473,569	469,919	472,859

Cash dividends per share	$.30	$.28	$.90	$.84

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

(In millions)	September 30, 2011 (Unaudited)	December 31, 2010
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $43,978 in 2011 and $43,133 in 2010)	$ 45,510	$ 43,100
Fixed maturities - consolidated variable interest entities (amortized cost $4,903 in 2011 and $4,969 in 2010)	5,365	5,255
Perpetual securities (amortized cost $5,870 in 2011 and $6,209 in 2010)	5,215	5,974
Perpetual securities - consolidated variable interest entities (amortized cost $1,634 in 2011 and $1,618 in 2010)	1,315	1,538
Equity securities (cost $22 in 2011 and 2010)	24	23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $39,577 in 2011 and $29,899 in 2010)	40,699	29,470
Fixed maturities - consolidated variable interest entities (fair value $534 in 2011 and $570 in 2010)	652	614
Other investments	166	135
Cash and cash equivalents	1,862	2,121
Total investments and cash	100,808	88,230
Receivables	1,028	661
Accrued investment income	766	738
Deferred policy acquisition costs	10,575	9,734
Property and equipment, at cost less accumulated depreciation	626	620
Other	917 (1)	1,056(1)
Total assets	$114,720	$101,039

(1)	Includes $407 in 2011 and $564 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2011 (Unaudited)	December 31, 2010
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$ 79,119	$ 72,103
Unpaid policy claims	4,033	3,719
Unearned premiums	1,554	1,197
Other policyholders’ funds	8,286	5,437
Total policy liabilities	92,992	82,456
Notes payable	3,301	3,038
Income taxes	2,212	1,969
Payables for return of cash collateral on loaned securities	858	191
Other	2,643(2)	2,329(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	102,006	89,983
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2011 and 2010; issued 663,478 shares in 2011 and 662,660 shares in 2010	66	66
Additional paid-in capital	1,388	1,320
Retained earnings	15,191	14,194
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	1,109	926
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	702	36
Unrealized gains (losses) on other-than-temporarily impaired securities	0	(3)
Unrealized gains (losses) on derivatives	6	31
Pension liability adjustment	(135)	(128)
Treasury stock, at average cost	(5,613)	(5,386)
Total shareholders’ equity	12,714	11,056
Total liabilities and shareholders’ equity	$ 114,720	$ 101,039

(2)	Includes $608 in 2011 and $741 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2011	2010
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,320	1,228
Exercise of stock options	17	39
Share-based compensation	27	27
Gain (loss) on treasury stock reissued	24	(5)
Balance, end of period	1,388	1,289
Retained earnings:
Balance, beginning of period	14,194	12,410
Cumulative effect of change in accounting principle, net of income taxes	0	(25)
Net earnings	1,418	1,907
Dividends to shareholders	(421)	(534)
Balance, end of period	15,191	13,758
Accumulated other comprehensive income (loss):
Balance, beginning of period	862	29
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	0	(320)
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	183	353
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	0	180
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	666	1,037
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	3	15
Unrealized gains (losses) on derivatives during period, net of income taxes	(25)	0
Pension liability adjustment during period, net of income taxes	(7)	0
Balance, end of period	1,682	1,294
Treasury stock:
Balance, beginning of period	(5,386)	(5,316)
Purchases of treasury stock	(268)	(5)
Cost of shares issued	41	47
Balance, end of period	(5,613)	(5,274)
Total shareholders’ equity	$12,714	$11,133

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2011	2010
Cash flows from operating activities:
Net earnings	$1,418	$ 1,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	1,832	719
Increase in deferred policy acquisition costs	(386)	(291)
Increase in policy liabilities	3,259	2,463
Change in income tax liabilities	49	0
Realized investment (gains) losses	1,330	127
Other, net	(16)	(56)
Net cash provided (used) by operating activities	7,486	4,869
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	6,878	1,637
Fixed maturities matured or called	1,373	729
Perpetual securities sold	230	700
Perpetual securities matured or called	62	0
Equity securities sold	0	328
Securities held to maturity:
Fixed maturities matured or called	710	8
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(6,361)	(6,663)
Equity securities acquired	0	(330)
Securities held to maturity:
Fixed maturities acquired	(11,307)	(1,122)
Cash received as collateral on loaned securities, net	667	(349)
Other, net	(31)	(18)
Net cash provided (used) by investing activities	$(7,779)	$(5,080)

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
(In millions - Unaudited)	2011	2010
Cash flows from financing activities:
Purchases of treasury stock	$(268)	$(5)
Proceeds from borrowings	624	748
Principal payments under debt obligations	(462)	(456)
Dividends paid to shareholders	(404)	(395)
Change in investment-type contracts, net	472	299
Treasury stock reissued	18	39
Other, net	5	36
Net cash provided (used) by financing activities	(15)	266
Effect of exchange rate changes on cash and cash equivalents	49	56
Net change in cash and cash equivalents	(259)	111
Cash and cash equivalents, beginning of period	2,121	2,323
Cash and cash equivalents, end of period	$1,862	$2,434

Supplemental disclosures of cash flow information:
Income taxes paid	$690	$926
Interest paid	88	77
Impairment losses included in realized investment losses	1,100	55
Noncash financing activities:
Capitalized lease obligations	4	1
Treasury stock issued for:
Associate stock bonus	27	0
Shareholder dividend reinvestment	17	0
Share-based compensation grants	2	3

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2011	2010	2011	2010
Net earnings	$744	$690	$1,418	$1,907
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(6)	59	(92)	102
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	114	712	(22)	1,590
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(173)	6	1,070	55
Unrealized gains (losses) on derivatives during period	0	2	(38)	0
Pension liability adjustment during period	(15)	(1)	(11)	1
Total other comprehensive income (loss) before income taxes	(80)	778	907	1,748
Income tax expense (benefit) related to items of other comprehensive income (loss)	(214)	112	87	343
Other comprehensive income (loss), net of income taxes	134	666	820	1,405
Total comprehensive income (loss)	$878	$1,356	$2,238	$3,312

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC). Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company’s total revenues in the nine-month periods ended September 30, 2011 and 2010. The percentage of the Company’s total assets attributable to Aflac Japan was 87% and 86% at September 30, 2011, and December 31, 2010, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2011, and December 31, 2010, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2011, and 2010, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011, and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2010.

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

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars. Since the functional currency of Aflac Japan’s dollar-denominated portfolio is the U.S. dollar, there is no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changes. However, the foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses is recognized in income tax expense on other comprehensive income.

We have designated a portion of the yen-denominated Uridashi and Samurai notes and yen-denominated loans issued by the Parent Company as a hedge of our investment in Aflac Japan. Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are recorded through other comprehensive income and are included in accumulated other comprehensive income.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $186 million and $143 million during the three-month periods ended September 30, 2011 and 2010, respectively, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 36.6% and 33.0% in the three-month periods ended September 30, 2011 and 2010, respectively. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $236 million and $238 million during the nine-month periods ended September 30, 2011 and 2010, respectively, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 35.6% and 33.3% in the nine-month periods ended September 30, 2011 and 2010, respectively.

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

Accounting Pronouncements Pending Adoption

Presentation of comprehensive income: In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an impact on our financial position or results of operations.

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

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized. The amendment also prohibits capitalizing direct-response advertising costs unless they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We are finalizing the evaluation of the impact of adopting this guidance as of January 1, 2012 on our financial position and results of operations. We currently estimate that, based on the December 31, 2010 exchange rate, the retrospective adoption of this accounting standard will result in an after-tax cumulative charge to our retained earnings of $500 million to $700 million, or 4.5% to 6.3% of shareholder’s equity as of December 31, 2010. Furthermore, we currently estimate that the adoption of this accounting standard will result in an immaterial decrease in net income in 2011 and 2012 and for all preceding years impacted by the retrospective adoption.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Revenues:
Aflac Japan:
Earned premiums	$4,018	$3,456	$11,490	$9,849
Net investment income	695	624	1,980	1,810
Other income	7	5	33	31
Total Aflac Japan	4,720	4,085	13,503	11,690
Aflac U.S.:
Earned premiums	1,192	1,150	3,547	3,438
Net investment income	147	138	439	404
Other income	3	2	8	9
Total Aflac U.S.	1,342	1,290	3,994	3,851
Other business segments	13	12	40	35
Total business segment revenues	6,075	5,387	17,537	15,576
Realized investment gains (losses)	(83)	9	(1,330)	(127)
Corporate	62	58	183	159
Intercompany eliminations	(67)	(60)	(198)	(170)
Total revenues	$5,987	$5,394	$16,192	$15,438

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Pretax earnings:
Aflac Japan	$1,027	$866	$2,937	$2,485
Aflac U.S.	220	228	719	699
Other business segments	(1)	0	1	(3)
Total business segment pretax operating earnings	1,246	1,094	3,657	3,181
Interest expense, noninsurance operations	(44)	(37)	(126)	(99)
Corporate and eliminations	(14)	(11)	(43)	(37)
Pretax operating earnings	1,188	1,046	3,488	3,045
Realized investment gains (losses)	(83)	9	(1,330)	(127)
Total earnings before income taxes	$1,105	$1,055	$2,158	$2,918

Income taxes applicable to pretax operating earnings	$410	$362	$1,206	$1,055
Effect of foreign currency translation on operating earnings	45	32	144	65

Assets were as follows:

	September 30,	December 31,
(In millions)	2011	2010
Assets:
Aflac Japan	$99,903	$87,061
Aflac U.S.	14,030	13,095
Other business segments	170	155
Total business segment assets	114,103	100,311
Corporate	15,969	14,047
Intercompany eliminations	(15,352)	(13,319)
Total assets	$114,720	$101,039

3.   INVESTMENTS

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$13,684	$765	$0	$14,449
Mortgage- and asset-backed securities	955	42	1	996
Public utilities	2,971	56	218	2,809
Sovereign and supranational	1,794	63	54	1,803
Banks/financial institutions	4,681	83	586	4,178
Other corporate	6,499	110	792	5,817
Total yen-denominated	30,584	1,119	1,651	30,052
Dollar-denominated:
U.S. government and agencies	1,336	428	0	1,764
Municipalities	1,055	108	9	1,154
Mortgage- and asset-backed securities	360	91	0	451
Public utilities	2,979	485	21	3,443
Sovereign and supranational	449	96	5	540
Banks/financial institutions	3,369	222	121	3,470
Other corporate	8,749	1,316	64	10,001
Total dollar-denominated	18,297	2,746	220	20,823
Total fixed maturities	48,881	3,865	1,871	50,875
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,798	77	982	5,893
Other corporate	349	0	32	317
Dollar-denominated:
Banks/financial institutions	357	6	43	320
Total perpetual securities	7,504	83	1,057	6,530
Equity securities	22	4	2	24
Total securities available for sale	$56,407	$3,952	$2,930	$57,429

	September 30, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,534	$282	$1	$11,815
Municipalities	563	33	6	590
Mortgage- and asset-backed securities	138	5	0	143
Public utilities	6,735	142	367	6,510
Sovereign and supranational	4,392	132	171	4,353
Banks/financial institutions	12,565	149	1,242	11,472
Other corporate	5,424	126	322	5,228
Total yen-denominated	41,351	869	2,109	40,111
Total securities held to maturity	$41,351	$869	$2,109	$40,111

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,607	$584	$14	$17,177
Mortgage- and asset-backed securities	1,224	35	15	1,244
Public utilities	2,554	117	80	2,591
Sovereign and supranational	903	47	12	938
Banks/financial institutions	5,927	152	1,177	4,902
Other corporate	5,733	136	457	5,412
Total yen-denominated	32,948	1,071	1,755	32,264
Dollar-denominated:
U.S. government and agencies	32	4	0	36
Municipalities	1,006	9	42	973
Mortgage- and asset-backed securities(1)	485	90	13	562
Collateralized debt obligations	5	0	0	5
Public utilities	2,568	246	36	2,778
Sovereign and supranational	395	63	2	456
Banks/financial institutions	3,496	143	108	3,531
Other corporate	7,167	662	79	7,750
Total dollar-denominated	15,154	1,217	280	16,091
Total fixed maturities	48,102	2,288	2,035	48,355
Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,080	172	533	6,719
Other corporate	328	15	0	343
Dollar-denominated:
Banks/financial institutions	419	61	30	450
Total perpetual securities	7,827	248	563	7,512
Equity securities	22	3	2	23
Total securities available for sale	$55,951	$2,539	$2,600	$55,890

(1)	Includes $4 of other-than-temporary non-credit-related losses

	December 31, 2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$344	$4	$4	$344
Municipalities	407	18	2	423
Mortgage- and asset-backed securities	146	5	0	151
Public utilities	6,339	326	120	6,545
Sovereign and supranational	4,951	305	65	5,191
Banks/financial institutions	12,618	216	526	12,308
Other corporate	5,279	274	46	5,507
Total yen-denominated	30,084	1,148	763	30,469
Total securities held to maturity	$30,084	$1,148	$763	$30,469

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

Included in the available-for-sale fixed maturities portfolio are securities with embedded derivatives for which we have elected the fair value option. These securities were recorded at a fair value of $514 million at September 30, 2011, compared with $619 million at December 31, 2010, which reflects the sale of certain of these securities in the third quarter of 2011. We recognized investment losses of less than $1 million and investment gains of $12 million during the three- and nine-month periods ended September 30, 2011, respectively, compared with less than $1 million of losses during the three- and nine-month periods ended September 30, 2010, for the changes in fair value of these securities, which excludes the effects of foreign currency translation and additional fair value option elections.

We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the second or third quarter of 2011. During the first quarter of 2011, we reclassified eight investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ credit worthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.6 billion and an aggregate unrealized loss of $270 million. The securities transferred in the first quarter of 2011 included our investments in the Republic of Tunisia that had an aggregate amortized cost of $769 million and four securities associated with financial institutions in Portugal and Ireland with an aggregate amortized cost of $631 million. See the Investment Concentration section below for a discussion of these financial institutions in Portugal and Ireland.

During the third quarter of 2010, we reclassified two investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of downgrades of the issuers’ credit rating. At the time of the transfer, these investments had an aggregate amortized cost of $267 million and an aggregate unrealized loss of $165 million. During the second quarter of 2010, we reclassified four investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant downgrades of the issuers’ credit rating. At the time of transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $665 million. We did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio during the first quarter of 2010.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at September 30, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,832	$1,873	$36	$37
Due after one year through five years	3,558	3,716	267	291
Due after five years through 10 years	3,778	4,028	897	1,027
Due after 10 years	29,593	29,838	7,485	8,478
Mortgage- and asset-backed securities	1,268	1,389	47	59
Total fixed maturities available for sale	$40,029	$40,844	$8,732	$9,892

Held to maturity:
Due in one year or less	$360	$364	$0	$0
Due after one year through five years	1,301	1,389	0	0
Due after five years through 10 years	3,590	3,855	0	0
Due after 10 years	35,962	34,360	0	0
Mortgage- and asset-backed securities	138	143	0	0
Total fixed maturities held to maturity	$41,351	$40,111	$0	$0

At September 30, 2011, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $120 million at amortized cost and $139 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$458	$524	$0	$0
Due after one year through five years	1,707	1,611	5	5
Due after five years through 10 years	749	691	0	0
Due after 10 years	4,413	3,539	172	160
Total perpetual securities available for sale	$7,327	$6,365	$177	$165

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

Banks and Financial Institutions

Our largest investment industry sector concentration is banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at September 30, 2011, based on amortized cost, was: Europe, excluding the United Kingdom (42%); United States (22%); United Kingdom (8%); Japan (8%); and other (20%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2011		December 31, 2010
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed Maturities:
Amortized cost	$20,615	21%	$22,041	26%
Fair value	19,120	20	20,741	24
Perpetual Securities:
Upper Tier II:
Amortized cost	$4,637	5%	$4,957	6%
Fair value	4,222	4	4,748	5
Tier I:
Amortized cost	2,518	2	2,542	3
Fair value	1,991	2	2,421	3

Total:
Amortized cost	$27,770	28%	$29,540	35%
Fair value	25,333	26	27,910	32

Investments in Greece, Ireland, Italy, Portugal and Spain

Our investment exposure to sovereign debt and financial institutions in Greece, Ireland, Italy, Portugal and Spain was as follows:

	September 30, 2011			December 31, 2010
(In millions)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
Sovereign:
Italy	$326		$313	$307		$306
Spain	776		782	730		782
Total	$1,102		$1,095	$1,037		$1,088

Banks and financial institutions:
Greece	$0		$0	$1,152		$391
Ireland	552		330	710		659
Italy	196		187	184		183
Portugal	0		0	859		770
Spain	553		466	526		503
Total	$1,301	(1)	$983	$3,431	(1)	$2,506

(1)	Represents 5% in 2011 and 12% in 2010 of total investments in the banks and financial institutions sector, and 1% in 2011 and 4% in 2010 of total investments in debt and perpetual securities

Any increases in amortized cost for these peripheral Eurozone investments were due to the strengthening of the yen against the U.S. dollar.

Ireland

During the second quarter of 2011, we sold our holdings in Irish Life and Permanent PLC, which were below-investment-grade perpetual securities that had previously been impaired, at a pretax loss of $74 million ($48 million after-tax). This followed the sale of another of our impaired below-investment-grade Irish financial institution securities in the first quarter of 2011 at a $2 million pretax gain. As of September 30, 2011, senior securities included in the table above issued by an Irish financial institution with amortized cost and fair value totaling $261 million and $100 million, respectively, were rated below investment grade. We believe that these unrealized losses were more closely linked to the Irish government’s aggressive approach to addressing its debt burden, which included at one point potentially imposing losses on senior debt holders of certain non-viable Irish banks. As recently as the end of September 2011, the Irish Finance Minister and other officials have stated that they do not support burden-sharing for senior bank debt holdings such as ours. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of September 30, 2011, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of September 30, 2011.

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

Subsequent to December 31, 2010, Greece remained under pressure, which also continued to weigh on the Greek banks. Skepticism over the rigor of the capital stress test applied by the CEBS in July 2010 grew, as did fears of contagion as Ireland accepted a European Union-International Monetary Fund (EU-IMF) bailout program. On February 18, 2011, NBG announced its proposal for a “friendly merger” with Alpha Bank, but Alpha Bank rejected this proposal. However, this proposal highlighted risks that accompany consolidation among the top three banks in Greece. While the proposal could have created a national champion in Greek banking, it also would have concentrated ownership of GGBs in the combined entity and formed a very low-rated entity among our top ten largest investment holdings. Two rating agencies downgraded the Greek banks subsequent to downgrading the sovereign during the first quarter of 2011 (on January 17, 2011, and March 9, 2011). In the latter action, the rating agency lowered the ratings indicative of the banks’ intrinsic financial strength due to the persistent pressure on liquidity, asset quality and material exposure to GGBs. In light of the above increased risks and, in particular, the March 9, 2011 downgrade, we no longer supported our previous intent to hold our Greek bank investments to recovery in value. In March 2011, we sold our investment in Alpha Bank and recognized an investment loss of $177 million ($115 million after-tax). In the first quarter of 2011, we recognized other-than-temporary impairment losses of $397 million ($258 million after-tax) for the remaining two Greek bank holdings. In the second quarter of 2011, we sold our investment in EFG Eurobank Ergasias for $2 million more than its recorded impaired value, and we sold our remaining Greek bank investment, NBG, for $47 million less than its recorded impaired value.

Portugal

As of December 31, 2010 and the end of first quarter 2011, the issuers of our Portuguese bank and financial investments, Banco BPI S.A., Caixa Geral de Depositos S.A., and Banco Espirito Santo S.A., were current on their obligations to us, were profitable and had adequate Tier I capital ratios. During the first quarter of 2011, these investments were downgraded to below-investment-grade. However, at that time we believed that these ratings and the unrealized loss position of the investments were the result of the fiscal problems in the Eurozone region rather than the banks’ specific credit profiles. We believed that Portugal’s financial institutions were stronger than their other Eurozone peers and had not required much state support. It was challenging to separate the difficulties of the sovereign from the banks since the banks’ sources of liquidity are limited due to the financial situation of the sovereign. We believed the government of Portugal had exercised more prudent fiscal policies and was in a better financial situation than some of its other Eurozone peers. However, on May 16, 2011 when the European Union officially announced a fiscal support package for Portugal, there was an increase in risk that Portugal could experience a stressed economic environment similar to that experienced in Greece and Ireland. We believed the terms of this fiscal support package could result in liquidity constraints on the banks and there could be a need for the banks to improve their liquidity and core capital. Such a situation could negatively impact our Lower Tier II securities and our ability to recover full principal and interest. Due to the reasonably possible risk that our Portuguese bank holdings could suffer further negative declines, we no longer supported our previous intent to hold our Portuguese bank investments to recovery in value and concluded that we would take steps to reduce our exposure in the region. In the second quarter of 2011, we sold our investment in Banco BPI, S.A. at a loss of $99 million ($64 million after-tax), and we recognized other-than-temporary impairment losses of $112 million ($73 million after-tax) and $163 million ($106 million after-tax) on our investments in Caixa Geral de Depositos S.A. and Banco Espirito Santo S.A., respectively. In the third quarter of 2011, we sold our investments in Caixa Geral de Depositos S.A. and Banco Espirito Santo S.A., our remaining Portuguese bank investments, at gains of $52 million ($34 million after-tax) and $54 million ($35 million after-tax), respectively.

With the exception of the securities discussed above, all other securities included in the table above were rated investment grade as of September 30, 2011. In October 2011, one of our sovereign investments in Spain which had an amortized cost and fair value of $130 million and $136 million at September 30, 2011, respectively, was downgraded to below investment grade due to a decline in creditworthiness of the issuer. We intend to exercise our option to put this investment to the issuer at par due to its below-investment-grade rating.

Derisking

During the first nine months of 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was on reducing our exposure to peripheral Eurozone investments (discussed in the preceding section), certain perpetual securities, and investments in certain banks or financial institutions. As a result of these derisking activities, we have no direct sovereign or financial investment exposure in Greece or Portugal, and we have only senior indebtedness in Ireland. We believe that we substantially completed our investment derisking activities from a realized investment loss perspective as of the end of the second quarter of 2011, however the activity in the third quarter of 2011 reflected our ongoing effort to reduce our investment risk exposure. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$354	$25	$458	$75
Gross losses from sales	(56)	(17)	(375)	(207)
Net gains (losses) from redemptions	9	0	15	1
Other-than-temporary impairment losses	(44)	(12)	(793)	(12)
Total debt securities	263	(4)	(695)	(143)
Perpetual securities:
Available for sale:
Gross gains from sales	0	0	54	133
Gross losses from sales	0	0	(109)	0
Other-than-temporary impairment losses	(122)	0	(306)	(41)
Total perpetual securities	(122)	0	(361)	92
Equity securities:
Gross losses from sales	0	0	0	(2)
Other-than-temporary impairment losses	0	(1)	(1)	(2)
Total equity securities	0	(1)	(1)	(4)
Other assets:
Derivative gains (losses)	(224)	14	(291)	(72)
Other	0	0	18	0
Total other assets	(224)	14	(273)	(72)
Total realized investment gains (losses)	$(83)	$9	$(1,330)	$(127)

During the three-month period ended September 30, 2011, net investment gains from securities sold or redeemed resulted primarily from the sale of our two remaining investments in Portuguese financial institutions; a portion of our U.S. Treasury holdings; and various Japanese National Government bonds (JGBs) that were part of a swap program.

During the nine-month period ended September 30, 2011, we recognized other-than-temporary impairments and realized net investment losses from the sale of securities, primarily a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers (see the Investment Concentrations section above for more information). However, those sales losses were more than offset by the investment gains generated in the third quarter of 2011 from the sale of U.S. Treasury securities and JGBs as discussed above.

A valuation allowance of $19 million was recorded in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses. However, we released $17 million of this valuation allowance in the third quarter of 2011, resulting in a remaining valuation allowance of $2 million as of September 30, 2011.

During the three- and nine-month periods ended September 30, 2010, the sale and redemption of securities occurred in the normal course of business.

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

Another factor we consider in determining whether an impairment is other than temporary is an evaluation of our intent or requirement to sell the security prior to recovery of its amortized cost. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In addition, provided that our credit review process results in a conclusion that we will collect all of our cash flows and recover our investment in an issuer and the investment is within our investment risk exposure guidelines, we generally do not sell investments prior to their maturity.

The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model in addition to our debt impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost.

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Perpetual securities	$122	$0	$306	$41
Corporate bonds	43	0	783	0
Mortgage- and asset-backed securities	1	12	9	12
Municipalities	0	0	1	0
Equity securities	0	1	1	2
Total other-than-temporary impairment losses realized	$166	$13	$1,100	$55

We apply the debt security impairment model to our perpetual securities provided there has been no evidence of deterioration in credit of the issuer, such as a downgrade of the rating of a perpetual security to below investment grade. Subsequent to our initial investment, the perpetual securities of five issuers we own had been downgraded to below investment grade as of September 30, 2011. As a result of these downgrades, we were required to evaluate these securities for other-than-temporary impairment using the equity security impairment model in addition to the debt security impairment model. Use of the equity security model limits the forecasted recovery period that can be used in the impairment evaluation and, accordingly, affects both the recognition and measurement of other-than-temporary impairment losses. The impairment losses recognized on perpetual securities in the three- and nine-month periods ended September 30, 2011 were the result of our reconsideration of our intent to hold certain perpetual securities until recovery in value or our evaluation of the issuers’ creditworthiness. We did not recognize any other-than-temporary impairment losses on perpetual securities during the three-month period ended September 30, 2010; however, the impairment losses recognized on perpetual securities during the nine-month period ended September 30, 2010 were the result of evaluation under our equity impairment model.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Cumulative credit loss impairments, beginning of period	$4	$13	$13	$24
Credit losses on securities for which an other-than-temporary impairment was previously recognized	0	1	0	1
Securities sold during period	(4)	(1)	(13)	(12)
Cumulative credit loss impairments, end of period	$0	$13	$0	$13

Unrealized Investment Gains and Losses

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$1,022	$(61)
Unamortized unrealized gains on securities transferred to held to maturity	99	135
Deferred income taxes	(419)	(41)
Shareholders’ equity, unrealized gains (losses) on investment securities	$702	$33

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

	September 30, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$110	$1	$24	$0	$86	$1
Municipalities:
Dollar-denominated	32	9	0	0	32	9
Yen-denominated	59	6	0	0	59	6
Mortgage- and asset- backed securities:
Yen-denominated	154	1	0	0	154	1
Public utilities:
Dollar-denominated	315	21	264	15	51	6
Yen-denominated	6,286	585	3,759	185	2,527	400
Sovereign and supranational:
Dollar-denominated	67	5	35	2	32	3
Yen-denominated	2,829	225	1,223	70	1,606	155
Banks/financial institutions:
Dollar-denominated	900	121	503	63	397	58
Yen-denominated	11,445	1,828	2,491	138	8,954	1,690
Other corporate:
Dollar-denominated	953	64	769	35	184	29
Yen-denominated	7,218	1,114	3,833	272	3,385	842
Total fixed maturities	30,368	3,980	12,901	780	17,467	3,200
Perpetual securities:
Dollar-denominated	243	43	164	9	79	34
Yen-denominated	4,774	1,014	2,557	221	2,217	793
Total perpetual securities	5,017	1,057	2,721	230	2,296	827
Equity securities	10	2	8	1	2	1
Total	$35,395	$5,039	$15,630	$1,011	$19,765	$4,028

			December 31, 2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,634	$18	$1,634	$18	$0	$0
Municipalities:
Dollar-denominated	682	42	632	28	50	14
Yen-denominated	59	2	0	0	59	2
Mortgage- and asset- backed securities:
Dollar-denominated	78	13	20	0	58	13
Yen-denominated	415	15	415	15	0	0
Public utilities:
Dollar-denominated	556	36	498	28	58	8
Yen-denominated	2,877	200	766	47	2,111	153
Sovereign and supranational:
Dollar-denominated	45	2	12	0	33	2
Yen-denominated	1,579	77	428	1	1,151	76
Banks/financial institutions:
Dollar-denominated	1,484	108	753	22	731	86
Yen-denominated	10,609	1,703	1,506	40	9,103	1,663
Other corporate:
Dollar-denominated	1,741	79	1,456	52	285	27
Yen-denominated	4,503	503	507	45	3,996	458
Total fixed maturities	26,262	2,798	8,627	296	17,635	2,502
Perpetual securities:
Dollar-denominated	208	30	149	19	59	11
Yen-denominated	4,171	533	1,793	119	2,378	414
Total perpetual securities	4,379	563	1,942	138	2,437	425
Equity securities	13	2	13	1	0	1
Total	$30,654	$3,363	$10,582	$435	$20,072	$2,928

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in risk-free interest rates, foreign exchange rates or the general widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the nine-month period ended September 30, 2011. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade. All other investment categories with securities in an unrealized loss position that are not specifically discussed below were composed of investment grade fixed maturities at September 30, 2011.

Municipalities

As of September 30, 2011, 59% of the unrealized losses on investment securities in the municipalities sector were related to investments that were investment grade, compared with 82% at December 31, 2010. We have determined that the majority of the unrealized losses on the investments in this sector was caused by widening credit spreads. However, we have determined that the ability of the issuers to service our investments has not been compromised. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity the unrealized gains or losses can be expected to diminish.

Public Utilities

As of September 30, 2011, 98% of the unrealized losses on investments in the public utilities sector were related to investments that were investment grade, compared with 100% at December 31, 2010. For any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by a decline in creditworthiness of a couple issuers in this sector. Also impacting the unrealized losses in the public utilities sector was widening credit spreads. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of September 30, 2011, 90% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 100% at December 31, 2010. For any credit-related declines in fair value, we perform a more focused review of the related issuers’ credit ratings, financial statements and other available financial data, timeliness of payment, gross domestic product growth projections, balance of payments, foreign currency reserves, and any other significant data related to the issuers. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector was caused by a decline in creditworthiness of certain issuers in this sector. Also impacting the unrealized losses in the sovereign and supranational sector was widening credit spreads. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

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

	September 30, 2011		December 31, 2010
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	35%	39%	39%	54%
Perpetual securities:
Upper Tier II	9	10	9	10
Tier I	4	10	5	7
Total perpetual securities	13	20	14	17
Total	48%	59%	53%	71%

As of September 30, 2011, 83% of the $3.0 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 53% at December 31, 2010. This improvement is primarily due to the recognition of other-than-temporary impairments and sales of bank and financial institution securities during the first nine months of 2011. Of the $17.0 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at September 30, 2011, only $1.1 billion ($.5 billion in unrealized losses) were below investment grade. Four issuers of investments comprised nearly 99% of the $.5 billion unrealized loss. The remaining investments that comprised the unrealized loss were divided among five issuers with average unrealized losses per issuer of less than $1 million. We conduct our own independent credit analysis for investments in the bank and financial sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector was caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of September 30, 2011, 67% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 51% at December 31, 2010. For any credit-related declines in market value, we perform a more focused review of the related issuers’ credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuers. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector was caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

At September 30, 2011, 84% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 83% at December 31, 2010. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		September 30, 2011			December 31, 2010
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$197	$195	$(2)	$190	$201	$11
	A	3,352	2,977	(375)	3,279	3,250	(29)
	BBB	1,174	1,104	(70)	1,274	1,164	(110)
	BB or lower	263	263	0	542	476	(66)
Total Upper Tier II		4,986	4,539	(447)	5,285	5,091	(194)
Tier I:
	A	628	468	(160)	632	568	(64)
	BBB	1,175	974	(201)	1,386	1,296	(90)
	BB or lower	715	549	(166)	524	557	33
Total Tier I		2,518	1,991	(527)	2,542	2,421	(121)
Total		$7,504	$6,530	$(974)	$7,827	$7,512	$(315)

As discussed previously in the Investments Concentration section, an aspect of our efforts during the first nine months of 2011 to reduce risk in our investment portfolio included sales of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at September 30, 2011. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for the Dexia S.A. Upper Tier II perpetual securities which have a deferred coupon and were impaired during that quarter. We recognized an additional impairment on those securities in the third quarter of 2011. Based on amortized cost as of September 30, 2011, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (70%); the United Kingdom (10%); Japan (14%); and other (6%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

Investments in Variable Interest Entities

	September 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
Consolidated:
Total VIEs consolidated	$7,189	$7,214	$7,201	$7,363
Not consolidated:
CDOs	0	0	5	5
Other	13,948	13,626	13,914	13,214
Total VIEs not consolidated	13,948	13,626	13,919	13,219
Total VIEs	$21,137	$20,840	$21,120	$20,582

As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE.

Our involvement with all of the VIEs in which we have an interest is passive in nature, and we are not the arranger of these entities. We have not been involved in establishing these entities, except as it relates to our review and evaluation of the structure of these VIEs in the normal course of our investment decision-making process. Further, we have not been nor are we required to purchase any securities issued in the future by these VIEs.

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

VIEs-Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or credit default swaps (CDSs), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through a unit trust structure that we began investing in during the second quarter of 2011, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

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

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity’s economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments are comprised of securities from 161 separate issuers which have an average credit rating of A.

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

(In millions)	September 30, 2011	December 31, 2010
Security loans outstanding, fair value	$839	$186
Cash collateral on loaned securities	858	191

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

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by the counterparty to our interest rate swap associated with our variable interest rate Samurai notes as of September 30, 2011, was immaterial. See the Hedging section of this Note for more information on this swap. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

	September 30, 2011
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(147)	$(21)	$(280)	$(173)	$(427)	$(194)

	December 31, 2010
	Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds	$0	$0	$0	$0	$(340)	$(118)	$(416)	$(225)	$(756)	$(343)

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

	September 30, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$72	$0	$0	$0
Foreign currency swaps	75	31	31	0
Total cash flow hedges	147	31	31	0
Non-qualifying strategies:
Interest rate swaps	427	59	99	(40)
Foreign currency swaps	4,556	(97)	277	(374)
Credit default swaps	427	(194)	0	(194)
Total non-qualifying strategies	5,410	(232)	376	(608)
Total cash flow hedges and non-qualifying strategies	$5,557	$(201)	$407	$(608)

Balance Sheet Location
Other assets	$1,666	$407	$407	$0
Other liabilities	3,891	(608)	0	(608)
Total derivatives	$5,557	$(201)	$407	$(608)

	December 31, 2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$245	$(2)	$0	$(2)
Foreign currency swaps	615	170	180	(10)
Total cash flow hedges	860	168	180	(12)
Non-qualifying strategies:
Interest rate swaps	743	56	124	(68)
Foreign currency swaps	3,815	(58)	260	(318)
Credit default swaps	756	(343)	0	(343)
Total non-qualifying strategies	5,314	(345)	384	(729)
Total cash flow hedges and non-qualifying strategies	$6,174	$(177)	$564	$(741)

Balance Sheet Location
Other assets	$2,364	$564	$564	$0
Other liabilities	3,810	(741)	0	(741)
Total derivatives	$6,174	$(177)	$564	$(741)

Hedging

Certain of our consolidated VIEs have interest rate and/or foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 14 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).

We had interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that matured in September 2011, and we have an interest rate swap agreement related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 6). By entering into these contracts, we swapped the variable interest rate to a fixed interest rate of 1.52% for the Uridashi notes and 1.475% for the Samurai notes. We designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. The notional amounts and terms of the swaps match the principal amount and terms of the corresponding variable interest rate notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.

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

Cash Flow Hedges

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2011
Interest rate swaps	$1	$2	$0	$0
Foreign currency swaps	(1)	(40)	0	(2)
Total	$0	$(38)	$0	$(2)

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate swaps	$0	$1	$0	$0
Foreign currency swaps	2	(1)	13	13
Total	$2	$0	$13	$13

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for these swaps that are no longer employing hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in the three-month period ended September 30, 2011. Furthermore, there was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the three- and nine-month periods ended September 30, 2011 and 2010. As of September 30, 2011, deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies

Gain (Loss) Recognized within Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Interest rate swaps	$(78)	$4	$(79)	$7
Foreign currency swaps	(72)	(33)	(98)	(77)
Credit default swaps	(74)	30	(112)	(15)
Total	$(224)	$1	$(289)	$(85)

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

Second, we have designated a portion of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2011, and 2010, respectively; therefore, there was no impact on net earnings during those periods for the foreign exchange effect of the designated Parent Company yen-denominated liabilities. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the three- and nine-month periods ended September 30, 2011 and 2010, respectively.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

5.  FAIR VALUE MEASUREMENTS

We determine the fair values of our debt, derivative, perpetual and privately issued equity securities primarily using four pricing approaches or techniques: quoted market prices readily available from public exchange markets, price quotes and valuations from third party pricing vendors, a discounted cash flow (DCF) pricing model, and price quotes we obtain from outside brokers.

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

The pricing data and market quotes we obtain from outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, we re-examine the inputs and assess the reasonableness of the pricing data we receive by comparing it to relevant market indices and other performance measurements. Based on that analysis, the valuation is confirmed or revised.

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

	September 30, 2011
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$15,484	$729	$0	$16,213
Municipalities	0	1,154	0	1,154
Mortgage- and asset-backed securities	0	1,179	268	1,447
Public utilities	0	6,252	0	6,252
Collateralized debt obligations	0	0	0	0
Sovereign and supranational	0	2,343	0	2,343
Banks/financial institutions	0	7,623	25	7,648
Other corporate	0	15,818	0	15,818
Total fixed maturities	15,484	35,098	293	50,875
Perpetual securities:
Banks/financial institutions	0	6,213	0	6,213
Other corporate	0	317	0	317
Total perpetual securities	0	6,530	0	6,530
Equity securities	16	4	4	24
Other assets:
Interest rate swaps	0	0	99	99
Foreign currency swaps	0	0	308	308
Total other assets	0	0	407	407
Total assets	$15,500	$41,632	$704	$57,836

Liabilities:
Interest rate swaps	$0	$0	$40	$40
Foreign currency swaps	0	0	374	374
Credit default swaps	0	0	194	194
Total liabilities	$0	$0	$608	$608

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
Government and agencies	$16,534	$679	$0	$17,213
Municipalities	0	973	0	973
Mortgage- and asset-backed securities	0	1,539	267	1,806
Public utilities	0	5,369	0	5,369
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,394	0	1,394
Banks/financial institutions	0	8,047	386	8,433
Other corporate	0	13,162	0	13,162
Total fixed maturities	16,534	31,163	658	48,355
Perpetual securities:
Banks/financial institutions	0	7,169	0	7,169
Other corporate	0	343	0	343
Total perpetual securities	0	7,512	0	7,512
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	124	0	124
Foreign currency swaps	0	151	289	440
Total other assets	0	275	289	564
Total assets	$16,548	$38,955	$951	$56,454

Liabilities:
Interest rate swaps	$0	$70	$0	$70
Foreign currency swaps	0	280	48	328
Credit default swaps	0	0	343	343
Total liabilities	$0	$350	$391	$741

Approximately 51% of our fixed income and perpetual investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various third party pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets or other observable market data where available.

The fair value of approximately 46% of our Level 2 fixed income and perpetual investments is determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets.

For the remaining Level 2 investments that are not quoted by our custodian and cannot be priced under the DCF pricing model, we obtain specific broker quotes from up to three outside securities brokers and generally use the average of the quotes to estimate the fair value of the securities.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified with the same fair value hierarchy as the associated asset. Inputs used to value derivatives include, but are not limited to, interest rates, foreign currency forward and spot rates, and interest volatility. For derivatives associated with VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements incorporate the credit risk of the collateral associated with the VIE and counterparty credit risk.

Prior to the third quarter of 2011, our derivative instruments were reported in Level 2 of the fair value hierarchy, except CDSs and certain foreign currency swaps which were classified as Level 3. The interest rate and certain foreign currency derivative instruments previously classified as Level 2 were priced by broker quotations using inputs that were observable in the market. In the third quarter of 2011, we changed from receiving valuations from brokers to receiving valuations from a third party pricing vendor for our derivatives. Based on an analysis of these derivatives and a review of the methodology employed by the pricing vendor, we determined that due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain assumptions and judgments are required that cannot be corroborated by observable market data in future periods. As a result, we classified the derivatives as Level 3 of the fair value hierarchy as of September 30, 2011.

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

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2011
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$257	$0	$4	$0	$398	$0	$0	$4	$0	$164	$(253)	$574
Realized gains or losses included in earnings	(1)	0	(1)	0	0	0	0	0	0	(138)	(75)	(215)
Unrealized gains or losses included in other comprehensive income	18	0	0	0	3	0	0	0	0	(2)	0	19
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	(3)	0	0	0	0	0	0	0	0	(3)
Settlements	(2)	0	0	0	0	0	0	0	0	0	134	132
Transfers into Level 3(1)	0	0	0	0	0	0	0	0	59	(90)	0	(31)
Transfers out of Level 3(2)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)

Balance, end of period	$268	$0	$0	$0	$25	$0	$0	$4	$59	$(66)	$(194)	$96

Change in unrealized gains (losses) still held(3)	$(1)	$0	$0	$0	$0	$0	$0	$0	$0	$(138)	$(31)	$(170)

(1)	Due to a lack of visibility to observe significant inputs to price
(2)	A result of changing our pricing methodology to using a third party pricing vendor for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers
(3)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2011

Three Months Ended September 30, 2010
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$282	$27	$4	$0	$352	$52	$0	$4	$0	$(357)	$364
Realized gains or losses included in earnings	(1)	0	1	0	0	0	0	0	0	30	30
Unrealized gains or losses included in other comprehensive income	17	0	0	0	65	0	0	0	0	0	82
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(2)	0	0	0	0	0	0	0	0	0	(2)
Transfers into Level 3(1)	18	0	0	0	0	0	0	0	54	0	72
Transfers out of Level 3(2)	(44)	(27)	0	0	0	(52)	0	0	0	0	(123)

Balance, end of period	$270	$0	$5	$0	$417	$0	$0	$4	$54	$(327)	$423

Change in unrealized gains (losses) still held(3)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$30	$30

(1)	Due to a lack of visibility to observe significant inputs to price and credit events of respective issuers of securities to below investment grade
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

Nine Months Ended September 30, 2011
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$0	$241	$(343)	$560
Realized gains or losses included in earnings	(7)	0	(2)	0	1	0	0	0	0	(177)	(113)	(298)
Unrealized gains or losses included in other comprehensive income	20	0	0	0	14	0	0	0	0	(40)	0	(6)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	(3)	0	0	0	0	0	0	0	0	(3)
Settlements	(8)	0	0	0	0	0	0	0	0	0	262	254
Transfers into Level 3(1)	0	0	0	0	0	0	0	0	59	(90)	0	(31)
Transfers out of Level 3(2)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)

Balance, end of period	$268	$0	$0	$0	$25	$0	$0	$4	$59	$(66)	$(194)	$96

Change in unrealized gains (losses) still held(3)	$(7)	$0	$0	$0	$1	$0	$0	$0	$0	$(177)	$(46)	$(229)

(1)	Due to a lack of visibility to observe significant inputs to price
(2)	A result of changing our pricing methodology to using a third party pricing vendor for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers.
(3)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at September 30, 2011

Nine Months Ended September 30, 2010
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total

Balance, beginning of period	$62	$497	$267	$293	$1,240	$1,248	$1,441	$9	$0	$0	$5,057
Effect of change in accounting principle (1)	0	0	(263)	0	0	0	0	0	0	(312)	(575)
Revised balance, beginning of period	62	497	4	293	1,240	1,248	1,441	9	0	(312)	4,482
Realized gains or losses included in earnings	(1)	0	1	0	5	0	108	0	0	(15)	98
Unrealized gains or losses included in other comprehensive income	19	(9)	0	5	99	6	51	0	0	0	171
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	(1)	(2)	0	0	(175)	0	(585)	0	0	0	(763)
Settlements	(2)	0	0	0	0	0	0	0	0	0	(2)
Transfers into Level 3(2)	237	0	0	0	330	0	149	0	54	0	770
Transfers out of Level 3(3)	(44)	(486)	0	(298)	(1,082)	(1,254)	(1,164)	(5)	0	0	(4,333)

Balance, end of period	$270	$0	$5	$0	$417	$0	$0	$4	$54	$(327)	$423

Change in unrealized gains (losses) still held(4)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$(15)	$(15)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3, and 4 for additional information.
(2)	Due to a lack of visibility to observe significant inputs to price and credit events of respective issuers of securities to below investment grade
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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$86,209	$85,087	$72,570	$72,999
Fixed-maturity securities - consolidated variable interest entities	6,017	5,899	5,869	5,825
Perpetual securities	5,215	5,215	5,974	5,974
Perpetual securities - consolidated variable interest entities	1,315	1,315	1,538	1,538
Equity securities	24	24	23	23
Interest rate, foreign currency, and credit default swaps	407	407	564	564
Liabilities:
Notes payable (excluding capitalized leases)	3,293	3,423	3,032	3,248
Interest rate, foreign currency, and credit default swaps	608	608	741	741
Obligation to Japanese policyholder protection corporation	72	72	108	108

As mentioned previously, we determine the fair values of our fixed maturity securities, perpetual securities, privately issued equity securities and our derivatives using four basic pricing approaches or techniques: quoted market prices readily available from public exchange markets, price quotes and valuations from third party pricing vendors, pricing models, and price quotes we obtain from outside brokers.

The fair values of our publicly issued notes payable were obtained from a limited number of independent brokers, and the fair values of our yen-denominated loans approximate their carrying values. The fair value of the obligation to the Japanese policyholder protection corporation is our estimated share of the industry’s obligation calculated on a pro rata basis by projecting our percentage of the industry’s premiums and reserves and applying that percentage to the total industry obligation payable in future years.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $19.1 billion at September 30, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(980)	+50 bps	$(968)	+50%	$(181)
-50 bps	1,048	-50 bps	1,039	-50%	25

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $26.7 billion at September 30, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,682)	+50 bps	$(1,565)	+50%	$(250)
-50 bps	1,751	-50 bps	1,583	-50%	238

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

6.   NOTES PAYABLE

A summary of notes payable follows:

(In millions)	September 30, 2011		December 31, 2010
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
Yen-denominated Uridashi notes:
1.52% notes paid September 2011 (principal amount 15 billion yen)	0		184
2.26% notes due September 2016 (principal amount 8 billion yen)	104		98
Variable interest rate notes paid September 2011 (.66% at December 2010, principal amount 20 billion yen)	0		245
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	374		0
1.87% notes due June 2012 (principal amount 26.6 billion yen)	347		327
1.84% notes due July 2016 (principal amount 15.8 billion yen)	206		0
Variable interest rate notes due July 2014 (1.35% at September 2011, principal amount 5.5 billion yen)	72		0
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	131		123
3.00% loan due August 2015 (principal amount 5 billion yen)	65		61
Capitalized lease obligations payable through 2022	8		6
Total notes payable	$3,301		$3,038

(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes

(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In September 2011, we redeemed 35 billion yen (approximately $459 million using the exchange rate on the date of redemption) of our Uridashi notes upon their maturity.

In July 2011, we issued three series of Samurai notes totaling 50 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen, bears interest at a fixed rate of 1.47% per annum, payable semi-annually, and has a three-year maturity. The second series, which totaled 15.8 billion yen, bears interest at a fixed rate of 1.84% per annum, payable semi-annually, and has a five-year maturity. The third series, which totaled 5.5 billion yen, bears interest at a variable rate of three-month yen LIBOR plus a spread, payable quarterly, and has a three-year maturity. We have entered into an interest rate swap related to the 5.5 billion yen variable interest rate notes to swap the variable interest rate to a fixed interest rate of 1.475% (see Note 4). These Samurai notes are not available to U.S. persons.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at September 30, 2011. No events of default or defaults occurred during the nine-month period ended September 30, 2011.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the nine-month periods ended September 30.

(In thousands of shares)	2011	2010
Common stock - issued:
Balance, beginning of period	662,660	661,209
Exercise of stock options and issuance of restricted shares	818	902
Balance, end of period	663,478	662,111
Treasury stock:
Balance, beginning of period	192,999	192,641
Purchases of treasury stock:
Open market	5,100	0
Other	157	98
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,253)	0
Exercise of stock options	(85)	(1,589)
Other	(79)	(83)
Balance, end of period	196,839	191,067
Shares outstanding, end of period	466,639	471,044

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Anti-dilutive share-based awards	9,657	3,320	5,498	3,460

Share Repurchase Program: During the first nine months of 2011, we repurchased 5.1 million shares of our common stock in the open market. During the first nine months of 2010, we did not repurchase any shares of our common stock under our share repurchase program.

As of September 30, 2011, a remaining balance of 25.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8.   SHARE-BASED COMPENSATION

The Company has two long-term incentive compensation plans. The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. Options granted before the plan’s expiration date remain outstanding in accordance with their terms. The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2011, approximately 15 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2011.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	14,765	5.2	$26	$42.49
Exercisable	11,455	4.2	11	43.22

We received cash from the exercise of stock options in the amount of $14 million during the first nine months of 2011, compared with $54 million in the first nine months of 2010. The tax benefit realized as a result of stock option exercises and restricted stock releases was $12 million in the first nine months of 2011, compared with $22 million in the first nine months of 2010.

As of September 30, 2011, total compensation cost not yet recognized in our financial statements related to restricted-share-based awards was $28 million, of which $14 million (688 thousand shares) was related to restricted-share-based awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

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

9. BENEFIT PLANS

Our basic employee defined-benefit pension plans cover substantially all of our full-time employees in Japan and the United States. The components of retirement expense for the Japanese and U.S. pension plans were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(In millions)	Japan	U.S.	Japan	U.S.	Japan	U.S.	Japan	U.S.
Components of net periodic benefit cost:
Service cost	$5	$4	$4	$3	$13	$11	$11	$9
Interest cost	1	3	1	3	4	11	3	10
Expected return on plan assets	(1)	(4)	(1)	(4)	(3)	(11)	(2)	(10)
Amortization of net actuarial loss	0	2	1	2	2	5	2	4
Net periodic benefit cost	$5	$5	$5	$4	$16	$16	$14	$13

During the nine months ended September 30, 2011, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2011) to the Japanese pension plan, and Aflac U.S. contributed $20 million to the U.S. pension plan.

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

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and nine-month periods ended September 30, 2011 and 2010. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2010. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Results for the third quarter of 2011 benefited from the stronger yen/dollar exchange rate. Total revenues rose 11.0% to $6.0 billion, compared with $5.4 billion in the third quarter of 2010. Net earnings were $744 million, or $1.59 per diluted share, compared with $690 million, or $1.46 per diluted share, in the third quarter of 2010.

Results for the first nine months of 2011 also benefited from the stronger yen. Total revenues rose 4.9% to $16.2 billion, compared with $15.4 billion in the first nine months of 2010. Net earnings were $1.4 billion, or $3.02 per diluted share, compared with $1.9 billion, or $4.03 per diluted share, for the first nine months of 2010.

Results in the third quarter of 2011 included pretax net realized investment losses of $83 million ($34 million after-tax), compared with net gains of $9 million ($6 million after-tax) in the third quarter of 2010. A valuation allowance had been recorded in the second quarter of 2011 related to the deferred tax assets associated with our realized investment losses, however we released $17 million of this allowance in the third quarter of 2011, resulting in a tax benefit which is reflected in the tax-effected total net realized investment losses stated above. Our net investment losses in 2011 included $166 million ($108 million after-tax) of other-than-temporary impairment losses; $307 million of net gains ($200 million after-tax) primarily from the sale of our two remaining investments in Portuguese financial institutions, a portion of our U.S. Treasury holdings, and various Japanese National Government bonds (JGBs) that were part of a swap program; and $224 million of net losses ($145 million after-tax) from valuing derivatives.

Results for the first nine months of 2011 included pretax net realized investment losses of $1.3 billion ($864 million after-tax), compared with net losses of $127 million ($83 million after-tax) in the first nine months of 2010. Our net investment losses in 2011 included $1.1 billion ($715 million after-tax) of other-than-temporary impairment losses; $49 million of net gains ($32 million after-tax) from securities sold or redeemed; and $279 million of net losses ($182 million after-tax) from valuing derivatives.

Shareholders’ equity at September 30, 2011 included a net unrealized gain on investment securities (including derivatives) of $708 million, compared with a net unrealized gain of $64 million at December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 84% of our liabilities are reported as of September 30, 2011, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2011. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2010.

New Accounting Pronouncements

On January 1, 2012, we will adopt amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. The guidance is effective on a prospective or retrospective basis. While we are still finalizing our evaluation of the impact of adopting this guidance on our financial position and results of operations, we estimate the after-tax cumulative effect charge to the opening retained earnings based upon December 31, 2010 exchange rates will be $500 million to $700 million, or 4.5 % to 6.3% of shareholders’ equity, when we retrospectively adopt this accounting standard on January 1, 2012. We also estimate the adoption will result in an immaterial decrease in net income in 2011 and 2012 and for all preceding years impacted by the retrospective adoption. Our estimate of the cumulative effect charge excludes compensation paid to third parties for successful sales. This compensation comprises 70% of our deferred acquisition cost balance as of December 31, 2010. The remaining 30% of our deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance.

For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share.

Items Impacting Net Earnings
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	In Millions		Per Diluted Share		In Millions		Per Diluted Share
Net earnings	$744	$690	$1.59	$1.46	$1,418	$1,907	$3.02	$4.03
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	112	(3)	.24	(.01)	(682)	(37)	(1.45)	(.08)
Impact of derivative and hedging activities	(146)	9	(.31)	.02	(182)	(46)	(.39)	(.10)

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

Securities Transactions and Impairments

During the three-month period ended September 30, 2011, we realized investment losses as a result of the recognition of other-than-temporary impairments on certain securities, and we realized net investment gains from securities sold or redeemed, primarily as a result of the sale of our two remaining investments in Portuguese financial institutions; a portion of our U.S. Treasury holdings; and various JGBs that were part of a swap program.

During the nine-month period ended September 30, 2011, we realized investment losses as a result of the recognition of other-than-temporary impairments on certain securities, and we realized net investment losses from the sale of securities, primarily as a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers. However, those sales losses were more than offset by the previously mentioned investment gains in the third quarter of 2011.

We had recorded a valuation allowance of $19 million in the second quarter of 2011 on the deferred tax assets for our realized investment losses, however we released $17 million of this valuation allowance in the third quarter of 2011, resulting in a remaining valuation allowance of $2 million as of September 30, 2011.

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.

The following table details our pretax other-than-temporary impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Perpetual securities	$122	$0	$306	$41
Corporate bonds	43	0	783	0
Mortgage- and asset-backed securities	1	12	9	12
Municipalities	0	0	1	0
Equity securities	0	1	1	2
Total other-than-temporary impairment losses realized	$166	$13	$1,100	$55

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 32.7% for the three-month period ended September 30, 2011, compared with 34.6% for the same period in 2010. The decrease in the effective income tax rate was due primarily to a $17 million tax benefit from the release of a valuation allowance in the third quarter of 2011. This valuation allowance, related to the deferred tax assets associated with our realized investment losses, had initially been recognized in the second quarter of 2011. Our combined U.S. and Japanese effective income tax rate on pretax earnings for the nine-month period ended September 30, 2011 was 34.3%, compared with 34.6% for the same period in 2010.

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

Subject to the preceding assumptions, our objective for 2011 is to increase net earnings per diluted share by 8% over 2010. We estimate that our fourth quarter 2011 earnings will be impacted by higher expenses, particularly on marketing and information technology (IT) initiatives. If the yen/dollar exchange rate averages 75 to 80 for the last three months of this year, we would expect reported net earnings for the fourth quarter of 2011 to be in the range of $1.45 to $1.52 per diluted share. Using that same exchange rate assumption, we would expect full year 2011 reported net earnings to be in the range of $6.30 to $6.37 per diluted share. Based on our stated objective for 2011, the following table shows the likely results for 2011 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2011 Net Earnings Per Share (EPS) Scenarios(1)
Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2010	Yen Impact on EPS
75.00	$ 6.61	19.5%	$ .64
80.00	6.34	14.6	.37
85.00	6.09	10.1	.12
87.69 (2)	5.97	8.0	0
90.00	5.87	6.1	(.10)
95.00	5.68	2.7	(.29)

(1)	Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2011 and 2010
(2)	Actual 2010 weighted-average exchange rate

Our objective for 2012 is to increase net earnings per diluted share by 2% to 5% over 2011, excluding the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and foreign currency translation. This earnings objective assumes no additional significant investment losses and no further material decline in interest rates. Once the effects of our investment derisking activities and low interest rate yields on investments have been integrated into our financial results, we believe the rate of earnings growth in future years should improve.

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

Aflac Japan Summary of Operating Results
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Premium income	$4,018	$3,456	$11,490	$9,849
Net investment income:
Yen-denominated investment income	461	419	1,327	1,212
Dollar-denominated investment income	234	205	653	598

Net investment income	695	624	1,980	1,810
Other income	7	5	33	31

Total operating revenues	4,720	4,085	13,503	11,690

Benefits and claims	2,813	2,434	8,027	6,939
Operating expenses:
Amortization of deferred policy acquisition costs	173	146	503	428
Insurance commissions	302	279	880	814
Insurance and other expenses	405	360	1,156	1,024
Total operating expenses	880	785	2,539	2,266
Total benefits and expenses	3,693	3,219	10,566	9,205
Pretax operating earnings(1)	$1,027	$ 866	$ 2,937	$2,485

Weighted-average yen/dollar exchange rate	77.78	85.74	80.48	89.33

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Premium income	16.3%	13.2%	16.7%	9.8%	5.4%	3.8%	5.1%	3.6%
Net investment income	11.3	9.9	9.4	8.2	.9	.8	(1.6)	2.1
Total operating revenues	15.5	12.5	15.5	9.6	4.8	3.2	4.1	3.4
Pretax operating earnings(1)	18.5	19.5	18.2	19.1	7.5	9.5	6.5	12.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 5.9% in the first nine months of 2011 and 4.2% for the same period of 2010 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at September 30, 2011, were 1.31 trillion yen, compared with 1.24 trillion yen a year ago. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $17.1 billion at September 30, 2011, compared with $14.8 billion a year ago.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first nine months of 2011 and 2010. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from prior year, dollar-denominated investment income accounted for approximately 35% of Aflac Japan’s investment income during the first nine months of 2011. The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.

Aflac Japan Percentage Changes Over Previous Period

(Yen Operating Results)

For the Periods Ended September 30,

	Including Foreign Currency Changes					Excluding Foreign Currency Changes(2)
	Three Months		Nine Months			Three Months		Nine Months
	2011	2010	2011		2010	2011	2010	2011	2010
Net investment income	.9%	.8%	(1.6	) %	2.1%	4.4%	3.8%	2.0%	4.1%
Total operating revenues	4.8	3.2	4.1		3.4	5.4	3.9	4.7	3.8
Pretax operating earnings(1)	7.5	9.5	6.5		12.3	10.5	12.5	9.1	14.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2011	2010	2011	2010
Benefits and claims	59.6%	59.6%	59.5%	59.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.6	3.7	3.7
Insurance commissions	6.4	6.8	6.5	7.0
Insurance and other expenses	8.6	8.8	8.6	8.7
Total operating expenses	18.7	19.2	18.8	19.4
Pretax operating earnings(1)	21.7	21.2	21.7	21.2

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

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

In the past several years, the benefit ratio has declined, driven primarily by favorable claim trends in our cancer product line. We expect this downward claim trend to continue. Our operating ratios have also been impacted by strong sales results in our ordinary products including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our third sector products. The benefit ratio has also been impacted by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three-month period ended September 30, 2011, the benefit ratio remained constant. However, the operating expense ratio decreased, resulting in the pretax operating profit margin expanding, compared with the same period in 2010. In the second quarter of 2011, net investment income was impacted by the write-off of the accrued interest income on our investments in Dexia S.A. and Irish Life and Permanent PLC, totaling $32 million, which caused the ratio of benefits to total revenue for the nine-month period ended September 30, 2011 to be higher than it otherwise would have been due to the lower total revenue. Although the benefit ratio increased slightly in nine-month period ended September 30, 2011, the operating expense ratio decreased, resulting in the pretax operating profit margin expanding compared with the same period in 2010. We expect the benefit and expense ratios to be higher in the fourth quarter of 2011 as we evaluate reserves and focus on initiatives to drive growth for 2012. These higher ratios will result in a modestly lower pretax operating profit margin in the fourth quarter of 2011, compared with the level experienced for the nine-month period ended September 30, 2011. For the full year 2011, we expect the benefit and expense ratios to decrease and the pretax operating profit margin to increase compared with 2010.

Aflac Japan Sales

In 2011, Aflac Japan has generated its largest first-, second- and third-quarter production in its 36-year history. New annualized premium sales significantly exceeded our expectations in the third quarter of 2011 and rose to 42.3 billion yen, a 22.2% increase compared with the same period in the prior year. The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2011	2010	2011	2010	2011	2010	2011	2010
New annualized premium sales	$544	$403	$1,400	$1,105	42.3	34.6	112.5	98.7
Increase (decrease) over comparable period in prior year	34.8%	25.8%	26.7%	19.8%	22.2%	15.5%	13.9%	12.8%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
Medical	20%	34%	24%	36%
Cancer	19	21	20	22
Ordinary life:
Child endowment	16	21	18	18
WAYS	32	8	23	7
Other ordinary life	9	13	11	13
Other	4	3	4	4
Total	100%	100%	100%	100%

The bank channel generated new annualized premium sales of 14.5 billion yen in the third quarter of 2011, an increase of 146.6% over the third quarter of 2010 and 90.7% over the second quarter of 2011. Bank channel sales generated 34.3% of new annualized premium sales for Aflac Japan in the third quarter of 2011, compared with 17.0% during the same period a year ago. As the bank channel has become a larger contributor to sales, Aflac Japan has enhanced its product portfolio to better meet the needs of banks. These products include our child endowment product and WAYS, a product that we first introduced in 2006 and introduced to the bank channel in 2009. WAYS has been a primary driver of Aflac Japan’s sales increase in 2011. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. Sales of WAYS were 13.4 billion yen during the third quarter of 2011, an increase of 362.8% over the third quarter of 2010 and 99.3% over the second quarter of 2011. Our profit margin on WAYS is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. Approximately 90% of customers at banks choose this payment option.

Cancer insurance sales increased 8.5% during the third quarter of 2011, compared with the same period a year ago. The increase primarily reflected sales of the new base cancer policy, DAYS, which was introduced at the end of March 2011, and DAYS PLUS, which upgrades older cancer policies. The enhancements in this new base policy are a response to the changes in cancer treatment as well as our commitment to being the number one provider of cancer insurance in Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Medical insurance sales decreased 26.0% during the three-month period ended September 30, 2011, compared with the same period a year ago, primarily due to our traditional sales channels being focused on selling our DAYS and DAYS PLUS cancer policies. Despite the comparative sales decrease, we maintained our position as the number one seller of medical insurance policies in Japan. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

As anticipated, sales of our child endowment product declined for the second consecutive quarter, decreasing 8.0% compared with the third quarter of 2010. Having sold the child endowment product for more than two years, we have already made a first attempt at selling this product to the eligible target market of families with young children. For the remainder of the year, we expect child endowment sales to continue declining as our distribution channels remain focused on selling WAYS and our new cancer product DAYS.

At September 30, 2011, we had agreements to sell our products at 369 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We also remain committed to selling through our traditional channels. These channels include affiliated corporate agencies, independent corporate agencies and individual agencies. In the third quarter of 2011, we recruited more than 1,100 new sales agencies, an increase of 3.2% over the same period a year ago. At September 30, 2011, Aflac Japan was represented by approximately 20,000 sales agencies and more than 119,000 licensed sales associates employed by those agencies.

We believe that there is still a continued need for our products in Japan. We are ahead of our annual sales target for 2011 of achieving a flat to 5% increase in Aflac Japan’s new annualized premium sales. We expect that our strong sales results in 2011 will create difficult comparisons in 2012.

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

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
New money yield - yen only	2.12%	2.14%	2.19%	2.41%
New money yield - blended	2.26	2.45	2.66	2.65
Return on average invested assets, net of investment expenses	3.17	3.44	3.21	3.52

The decrease in the Aflac Japan’s yen only new money yield reflects the low interest rate environment and an increase in new money allocation from yen private placements to JGBs. At September 30, 2011, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.42%, compared with 3.64% a year ago. In order to address our challenge of investing in Japan’s low-interest-rate environment, in 2010 and continuing into the first nine months of 2011, we started increasing the amount Aflac Japan invests in higher-yielding dollar-denominated securities. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

Japan’s economy had experienced downward pressure due to the effects of the earthquake and tsunami that occurred on March 11, 2011. However, The Bank of Japan’s October 2011 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic activity is continuing to improve. Production and exports have continued to increase at a moderate pace after declining sharply following the earthquake. Private consumption continues to improve, however, weakness remains in some aspects of consumer behavior. Housing investment has shown clear signs of improvement. Financial conditions have continued to ease, while weakness has been observed in the financial positions of some firms, mainly small businesses.

Prior to the earthquake and tsunami, Japan’s economic conditions had been showing signs of improvement. Japan's economy is still expected to return to a moderate recovery path, following the effects of the natural disaster earlier this year. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

Japanese Regulatory Environment

Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of the fiscal year-end 2011 (March 31, 2012) and has encouraged the disclosure of the ratio as reference information as of fiscal year-end 2010 (March 31, 2011). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. Aflac Japan’s solvency margin ratio, most recently reported as of June 30, 2011, was 952.8% using the current calculation method and, disclosed as reference information, was 528.6% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.

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

Japan Post reform legislation was introduced in the 2010 Japanese ordinary Diet session, but the session ended before the legislation could be passed. The legislation again failed to pass in the 2010 fall Diet session and again in the 2011 ordinary Diet session and is scheduled to be taken up in the 2011 extraordinary Diet session, which opened in October 2011. Given that the ruling coalition no longer controls a majority in the Diet’s upper house following its defeat in the July 2010 election, it is unclear whether the postal reform legislation will be passed in the 2011 extraordinary Diet session. Regardless, we believe that the Diet debate on postal reform is unlikely to change Aflac Japan’s relationship with the post office company.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Premium income	$1,192	$1,150	$3,547	$3,438
Net investment income	147	138	439	404
Other income	3	2	8	9
Total operating revenues	1,342	1,290	3,994	3,851
Benefits and claims	704	668	2,022	1,904
Operating expenses:
Amortization of deferred policy acquisition costs	99	96	312	324
Insurance commissions	136	133	407	399
Insurance and other expenses	183	165	534	525
Total operating expenses	418	394	1,253	1,248
Total benefits and expenses	1,122	1,062	3,275	3,152
Pretax operating earnings(1)	$220	$228	$719	$699

Percentage change over previous period:
Premium income	3.7%	3.6%	3.2%	4.0%
Net investment income	7.1	11.9	8.5	7.8
Total operating revenues	4.0	4.4	3.7	4.4
Pretax operating earnings(1)	(3.8)	5.8	2.7	13.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 3.8% in the first nine months of 2011 and 2.6% in the same period of 2010. Annualized premiums in force at September 30, 2011, were $5.1 billion, compared with $4.9 billion a year ago.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2011	2010	2011	2010
Benefits and claims	52.5%	51.8%	50.6%	49.4%
Operating expenses:
Amortization of deferred policy acquisition costs	7.4	7.5	7.8	8.4
Insurance commissions	10.1	10.3	10.2	10.4
Insurance and other expenses	13.6	12.7	13.4	13.6
Total operating expenses	31.1	30.5	31.4	32.4
Pretax operating earnings(1)	16.4	17.7	18.0	18.2

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the third quarter of 2011, the pretax operating profit margin declined, compared with the same period a year ago, due to somewhat higher benefit and expense ratios. In the first quarter of 2010, we experienced the loss of a large payroll account which resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with this account; the net result had a positive impact on the profit margin in the first nine months of 2010. In the first nine months of 2011, as expected our benefit ratio increased, compared with the same period of 2010, although it is still somewhat below normal levels. We believe we have benefited from the overall low level of healthcare utilization that has been experienced in the first half of this year in the United States. The expense ratio decreased in the first nine months of 2011. However, the offsetting increase in the benefit ratio resulted in a slight decline in the pretax operating profit margin, compared with the same period of 2010. For the remainder of 2011, we expect the benefit ratio to increase somewhat as healthcare utilization returns to a more normal level. We also expect the expense ratio to be higher in the remainder of the year as we invest in marketing and IT initiatives in preparation for 2012.

Aflac U.S. Sales

For the third consecutive quarter in 2011, Aflac U.S. generated positive sales growth. We believe this sales improvement reflects our intense focus on supporting our field force with enhanced products, including group products, and better resources and training that help our sales force approach selling in the current economic environment more effectively. The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
New annualized premium sales	$340	$324	$1,029	$973
Increase (decrease) over comparable period in prior year	5.0%	(5.3) %	5.7%	(5.9) %

The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
Income-loss protection:
Short-term disability	19%	17%	18%	17%
Life	5	6	6	6
Asset-loss protection:
Accident	31	31	30	31
Critical care(1)	23	23	23	22
Supplemental medical:
Hospital indemnity	15	17	16	18
Dental/vision	7	6	7	6
Total	100%	100%	100%	100%

(1)	Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 6%, short-term disability sales increased 15%, critical care insurance sales (including cancer insurance) increased 7%, and hospital indemnity insurance sales decreased 10% in the third quarter of 2011, compared with the same period a year ago.

Our sales and marketing areas have synchronized their efforts by creating strategies that continue to benefit our sales results. We are pursuing sales through “Smart Launches,” which are product-specific coordinated sales marketing efforts. Our first “Smart Launch” was in the first quarter of 2011, and it focused our sales force on selling our dental product. Continuing the success of that effort from the first six months of 2011, the results were very positive with our dental category generating a 19% sales increase in the third quarter of 2011, compared with the same period a year ago. Our second “Smart Launch” promoted our new Critical Care and Recovery product, which was previously known as our Specified Health Event product. This “Smart Launch,” which began in the middle of the second quarter of 2011, resulted in sales of our Critical Care and Recovery product increasing 11.9% in the third quarter of 2011, compared with the same period in 2010. We will maintain this successful initiative to promote more products.

As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. Field force recruiting continued to benefit from targeted national advertising campaigns that we began in January 2011. These campaigns contributed significantly to our 10.4% increase in recruits for the third quarter of 2011, compared with the same period a year ago. We recruited more than 6,000 new sales associates in the third quarter of 2011, resulting in approximately 73,300 licensed sales associates as of September 30, 2011. This quarter marked the third consecutive quarter of double-digit recruiting gains, generating an 11.4% increase in field force recruits for the first nine months of 2011, compared with the same period a year ago.

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

Our group products sold through CAIC, now branded as Aflac Group Insurance, have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. For the three-month period ended September 30, 2011, sales from Aflac Group Insurance increased to $37 million, or 10.9% of new annualized premium sales for Aflac U.S. For the nine-month period ended September 30, 2011, sales from Aflac Group Insurance increased to $107 million, or 10.4% of new annualized premium sales for Aflac U.S.

Although we remain somewhat cautious in our short-term sales outlook for Aflac U.S., our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. The addition of the group product platform and our growing broker initiative only serve to enhance our ability to leverage the Aflac brand to reach more companies, large and small, across the United States. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan.

Aflac U.S. Investments

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
New money yield	5.77%	5.69%	5.75%	5.89%
Return on average invested assets, net of investment expenses	6.36	6.25	6.40	6.32

For the nine-month period ended September 30, 2011, the decrease in the U.S. new money yield reflects a low level of interest rates and tightening credit spreads. At September 30, 2011, the portfolio yield on Aflac’s U.S. portfolio was 6.72%, compared with 6.96% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

U.S. Economy

Operating in the U.S. economy continues to be challenging. Ongoing low confidence levels from consumers and small businesses coupled with fewer employees at the worksite continue to pose challenges to our U.S. sales growth. Most of our business continues to revolve around small business owners and accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness, and both small-business owners and their workers are anxious about the future. Workers at small businesses are holding back on increasing their spending for voluntary insurance products. Although we believe that the weakened U.S. economy has dampened our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

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

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2011, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2010.

Impact of Foreign Exchange on Balance Sheet Items
(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	76.65		81.49
Investments and cash	$ 100,808	$ 4,671	$96,137
Deferred policy acquisition costs	10,575	458	10,117
Total assets	114,720	5,226	109,494
Policy liabilities	92,992	5,053	87,939
Total liabilities	102,006	5,384	96,622

(1)	The exchange rate at September 30, 2011, was 76.65 yen to one dollar, or 6.3% stronger than the December 31, 2010, exchange rate of 81.49.

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

The following table details investment securities by segment.

Investment Securities by Segment
	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010
Securities available for sale, at fair value:
Fixed maturities	$ 40,844	$ 39,485	$ 9,892	(1)	$ 8,750	(1)
Perpetual securities	6,365	7,233	165		279
Equity securities	24	23	0		0
Total available for sale	47,233	46,741	10,057		9,029
Securities held to maturity, at amortized cost:
Fixed maturities	41,351	30,084	0		0
Total held to maturity	41,351	30,084	0		0
Total investment securities	$ 88,584	$ 76,825	$ 10,057		$ 9,029

(1)	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $139 in 2011 and $120 in 2010.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

Currency Risk

The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. While we have been investing a portion of our yen cash flow in dollar-denominated securities, most of Aflac Japan's investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated debt obligations.

Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income.

Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. This foreign currency effect is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income. When the yen strengthens against the dollar, shareholders’ equity is negatively impacted and, conversely, when the yen weakens against the dollar, shareholders’ equity is positively impacted. Aflac Japan invests a portion of its assets in reverse-dual currency securities to provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 46 before the yield on these instruments would equal that of a comparable yen-denominated instrument.

On a consolidated basis, we attempt to minimize the exposure of shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt (for additional information, see the discussion under the Hedging Activities subsection of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced.

The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates.

Dollar Value of Yen-Denominated Assets and Liabilities at Selected Exchange Rates
(In millions)	September 30, 2011				December 31, 2010
Yen/dollar exchange rates	61.65	76.65	(1)	91.65	66.49	81.49	(1)	96.49
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$33,862	$27,237		$22,778	$35,905	$29,296		$24,742
Fixed maturities - consolidated variable interest entities	3,500	2,815		2,354	3,637	2,968		2,506
Perpetual securities	6,217	5,001		4,182	6,911	5,638		4,762
Perpetual securities - consolidated variable interest entities	1,504	1,209		1,012	1,745	1,424		1,203
Equity securities	26	21		17	23	19		16
Securities held to maturity:
Fixed maturities	50,601	40,699		34,038	36,119	29,470		24,889
Fixed maturities - consolidated variable interest entities	811	652		546	752	614		518
Cash and cash equivalents	1,083	871		729	939	766		647
Other financial instruments	181	144		121	153	125		105
Subtotal	97,785	78,649		65,777	86,184	70,320		59,388
Liabilities:
Notes payable	1,625	1,307		1,093	1,280	1,044		882
Japanese policyholder protection corporation	90	72		60	132	108		91
Subtotal	1,715	1,379		1,153	1,412	1,152		973
Net yen-denominated financial instruments	96,070	77,270		64,624	84,772	69,168		58,415
Other yen-denominated assets	11,616	9,343		7,814	10,338	8,435		7,124
Other yen-denominated liabilities	110,997	89,276		74,665	95,441	77,873		65,767
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(3,311)	$(2,663)		$(2,227)	$(331)	$(270)		$(228)

(1)	Actual period-end exchange rate

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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2011, and December 31, 2010, would be as follows:

	September 30,	December 31,
(In millions)	2011	2010
Effect on yen-denominated debt and perpetual securities	$(8,877)	$(7,833)
Effect on dollar-denominated debt and perpetual securities	(2,098)	(1,366)
Effect on total debt and perpetual securities	$(10,975)	$(9,199)

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

We entered into interest rate swap agreements related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011, and we had interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that matured in September 2011. These agreements effectively converted the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2010.

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

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010

AAA	9.6%	1.0%	.8%
AA	69.4	60.7	58.7
A	10.9	24.5	28.2
BBB	9.4	13.8	12.3
BB or lower	.7	.0	.0

Total	100.0%	100.0%	100.0%

Purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety, and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during the first nine months of 2011 was due to an increase in purchases of U.S. Treasury securities. The increase in purchases of AA rated securities during the first nine months of 2011 was primarily due to an increase in purchases of Japanese Government Bonds as part of a swap program. The purchases of BB or lower rated securities during the first nine months of 2011 was due to a limited program that we initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires an average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition of Portfolio by Credit Rating

	September 30, 2011		December 31, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

AAA	3.7%	4.3%	3.3%	3.6%
AA	39.8	41.0	35.7	36.5
A	32.6	32.9	36.0	36.6
BBB	18.8	17.6	18.8	18.7
BB or lower	5.1	4.2	6.2	4.6
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2011, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2011, and December 31, 2010. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities
	September 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$83,026	84.9%	$68,407	79.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	6,175	6.3	8,679	10.1
Upper Tier II	0	.0	15	.0
Tier I(1)	559	.6	613	.7
Surplus notes	335	.3	335	.4
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	52	.1	52	.1
Total fixed maturities	7,206	7.4	9,779	11.4
Perpetual securities (economic maturity date):
Upper Tier II	4,986	5.1	5,285	6.1
Tier I	2,518	2.6	2,542	3.0
Total perpetual securities	7,504	7.7	7,827	9.1
Total debt and perpetual securities	$97,736	100.0%	$86,013	100.0%

(1)	Includes trust preferred securities

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

Investment Concentrations

As of September 30, 2011, our largest investment industry sector concentration was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations. As a result, Greece, Ireland, and most recently Portugal were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. The financial institutions of these countries have faced both liquidity and asset valuation pressures. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions in these countries and others facing similar fiscal pressures. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, we believe nationalizations and burden-sharing among debt holders remain options of last resort.

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline, further discussion of our largest investment industry sector concentration (banks and financial institutions), and disclosure on our investment exposure to certain Eurozone countries (Greece, Ireland, Italy, Portugal and Spain).

Our largest global investment exposures as of September 30, 2011, were as follows:

Largest Global Investment Positions
	Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$24,570	25.1%	Senior	Aa3	AA-	AA-
United States Treasury	1,326	1.4	Senior	Aaa	AA+	AAA
Israel Electric Corp.	955	1.0	Senior	Baa2	BB+	-
Republic of Tunisia(2)	834	.9	Senior	Baa3	BBB-	BBB-
Republic of South Africa	797	.8	Senior	A3	BBB+	BBB+
HSBC Holdings PLC	772	.8
HSBC Finance Corporation (formerly Household Finance)	652	.7	Senior	A3	A	AA-
HSBC Bank PLC	40	.0	Upper Tier II	A3	A	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80	.1	Upper Tier II	Aa3	-	-
UniCredit SpA	651	.7
UniCredit Bank Austria AG	11	.0	Lower Tier II	Aa3	AA+	-
UniCredit Bank AG (Hypovereinsbank)	261	.3	Lower Tier II	Baa2	BBB+	A
UniCredit Bank AG (HVB Funding Trust I, III & VI)	379	.4	Tier I	Baa3	BBB	BBB
Mizuho Financial Group Inc.	612	.6
Mizuho Bank, Mizuho Finance Cayman & Aruba	612	.6	Upper Tier II	A3	A-	-
Bank of America Corp. (includes Merrill Lynch)	587	.6
Merrill Lynch & Co. Inc.	326	.3	Senior	Baa1	A	A+
Bank of America Corp.	261	.3	Lower Tier II	Baa2	A-	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	587	.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	587	.6	Lower Tier II	A1	A	A-
BNP Paribas (includes Fortis)	587	.6
BNP Paribas	130	.1	Senior	Aa2	AA	AA-
Fortis Bank SA-NV	327	.4	Upper Tier II	A3	A	A-
BNP Paribas Fortis Funding	130	.1	Upper Tier II	A3	A	A-
Erste Group Bank AG	560	.6
Erste Group Bank	130	.1	Lower Tier II	A2	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	430	.5	Tier I	Ba1	-	-
Investcorp SA	533	.6
Investcorp Capital Limited	533	.6	Senior	Ba2	-	BB+
Commerzbank AG (includes Dresdner Bank)	527	.5
Commerzbank AG	326	.3	Lower Tier II	Baa3	BBB-	A
Dresdner Bank AG (Dresdner Funding Trust IV)	201	.2	Lower Tier II	Baa3	BBB-	A
National Grid PLC	522	.6
National Grid Gas PLC	261	.3	Senior	A3	A-	A
National Grid Electricity Transmission PLC	261	.3	Senior	A3	A-	A
Telecom Italia SpA	522	.5
Telecom Italia Finance SA	522	.5	Senior	Baa2	BBB	BBB
Sumitomo Mitsui Financial Group Inc.	522	.5
Sumitomo Mitsui Banking Corporation	131	.1	Lower Tier II	A1	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	391	.4	Upper Tier II	A2	A-	-
Citigroup Inc.	515	.5
Citigroup Inc (includes Citigroup Global Markets Holdings Inc.)	514	.5	Senior	A3	A	A+
Citigroup Inc. (Citicorp)	1	.0	Lower Tier II	Baa1	A-	A
JP Morgan Chase & Co. (including Bear Stearns)	511	.5
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	457	.5	Senior	Aa3	A+	AA-
JPMorgan Chase & Co (FNBC)	26	.0	Senior	Aa1	AA-	-
JPMorgan Chase & Co (Bank One Corp.)	17	.0	Lower Tier II	A1	A	A+
JPMorgan Chase & Co (NBD Bank)	11	.0	Lower Tier II	Aa2	A+	A+
Commonwealth Bank of Australia	509	.5
Commonwealth Bank of Australia	131	.1	Lower Tier II	Aa3	AA-	AA-
Commonwealth Bank of Australia	261	.3	Upper Tier II	-	A+	-
Bankwest	117	.1	Upper Tier II	Aa3	AA-	-
Total	$36,999	37.9%

Total debt and perpetual securities	$97,736	100.0%

(1)	JGBs or JGB-backed securities
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

During the nine-month period ended September 30, 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was reducing our exposure to peripheral Eurozone investments, perpetual securities, investments in certain banks/financial institutions and concentrated investment positions. We believe that as of the end of the second quarter of 2011, we had substantially completed our investment derisking activities from a realized investment loss perspective, absent the development of additional financial problems in the entities in which we hold securities. The activity in the third quarter of 2011 reflected our ongoing effort to address investment risk issues as they arose. Our primary derisking activities are summarized as follows:

Investment Derisking Activities

	Three Months Ended September 30, 2011
	Balance,		Realized Investment		Balance,
	Beginning of Period		Gains (Losses)		End of Period
		Amortized	Sales and			Amortized
(In millions)	Par Value	Cost	Redemptions	Impairments	Par Value	Cost
Peripheral Eurozone banks/financial institutions, by country:
Ireland	$525	$525	$0	$0	$552	$552
Portugal	558	282	106	0	0	0

Perpetual securities:
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)	$557	$268	$0	$(19)	$587	$263
BAWAG Capital Finance Jersey	173	122	0	(47)	183	81
Hypo Vorarlberg Capital Finance	136	109	0	(31)	144	84
KBL European Private Bankers S.A. (Part of KBC Group NV)	248	138	0	(24)	261	121

	Nine Months Ended September 30, 2011
	Balance,		Realized Investment		Balance,
	Beginning of Period		Gains (Losses)		End of Period
		Amortized	Sales and			Amortized
(In millions)	Par Value	Cost	Redemptions	Impairments	Par Value	Cost
Peripheral Eurozone banks/financial institutions, by country:
Ireland(1)	$1,220	$710	$(72)	$0	$552	$552
Greece	1,154	1,152	(222)	(397)	0	0
Portugal	859	859	7	(275)	0	0

Perpetual securities:
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)	$552	$448	$0	$(203)	$587	$263
Royal Bank of Scotland Group PLC	58	19	28	0	0	0
Lloyds Banking Group PLC(2)	33	7	18	0	0	0
Swedbank	356	299	2	0	248	187
HSBC Holdings PLC	166	155	4	0	136	120
BAWAG Capital Finance Jersey	172	120	0	(47)	183	81
Hypo Vorarlberg Capital Finance	135	108	0	(31)	144	84
KBL European Private Bankers S.A. (Part of KBC Group NV)	245	137	0	(24)	261	121

(1)	Includes Irish Life and Permanent PLC perpetual securities
(2)	Remainder of exposure to this issuer does not consist of perpetual securities

Any increases in par value or amortized cost for the peripheral Eurozone or perpetual security investments were due to the strengthening of the yen against the U.S. dollar. As a result of our investment derisking activities, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries comprised 5.9% of total investments and cash, declining to 2.4% by the end of the third quarter of 2011. At the start of 2008, investments in perpetual securities comprised 14.7% of total investments and cash, declining to 7.5% by the end of the third quarter of 2011. At the start of 2008, investments in financial securities comprised 41.9% of total investments and cash, declining to 27.9% by the end of the third quarter of 2011. As a result of these derisking activities, we have no direct sovereign or financial investment exposure to Greece or Portugal, and we have only senior indebtedness in Ireland.

As a result of derisking activities to reduce our exposure to large concentrated positions that exceed 10% of total adjusted capital (TAC) on a statutory accounting basis, in the first nine months of 2011 we reduced our exposure to Israel Electric by $89 million, the Republic of Tunisia by $104 million, HSBC by $100 million, Commerzbank by $94 million, and Bank of America Corp. by $104 million, on an amortized cost basis, resulting in a pretax net gain of $6 million ($4 million after-tax) for the nine-month period ended September 30, 2011.

See the Investment Concentrations section of Note 3 of the Notes to the Consolidated Financial Statements for additional information on our investment derisking activities.

We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance
	September 30, 2011		December 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$42,164	$45,351	$31,098	$32,457
Perpetual securities	216	188	235	256
Equity securities	13	16	13	14
Total publicly issued	42,393	45,555	31,346	32,727
Privately issued securities:
Fixed maturities	48,068	45,635	47,088	46,367
Perpetual securities	7,288	6,342	7,592	7,256
Equity securities	9	8	9	9
Total privately issued	55,365	51,985	54,689	53,632
Total investment securities	$97,758	$97,540	$86,035	$86,359

The following table details our privately issued investment securities.

Privately Issued Securities
(Amortized cost, in millions)	September 30, 2011	December 31, 2010
Privately issued securities as a percentage of total debt and perpetual securities	56.6%	63.6%
Privately issued securities held by Aflac Japan	$52,538	$51,702
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	53.8%	60.1%

Reverse-Dual Currency Securities (1)
(Amortized cost, in millions)	September 30, 2011	December 31, 2010
Privately issued reverse-dual currency securities	$13,433	$12,790
Publicly issued collateral structured as reverse-dual currency securities	2,937	2,844
Total reverse-dual currency securities	$16,370	$15,634

Reverse-dual currency securities as a percentage of total debt and perpetual securities	16.7%	18.2%

(1)	Principal payments in yen and interest payments in dollars

The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the allocation of new investments to JGBs and U.S. Treasury securities in the first nine months of 2011.

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

Below-Investment-Grade and Split-Rated Securities

Below-investment-grade debt and perpetual securities represented 5.0% of total debt and perpetual securities at September 30, 2011, compared with 6.2% of total debt and perpetual securities at December 31, 2010, at amortized cost. Debt and perpetual securities classified as below investment grade at September 30, 2011 and December 31, 2010, were generally reported as available for sale and carried at fair value.

The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.

Below-Investment-Grade Securities (1)
	September 30, 2011				December 31, 2010
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain/Loss	Par Value		Amortized Cost		Fair Value		Unrealized Gain/Loss
Republic of Tunisia (2)	$835	$834	$838	$4	$	*	$	*	$	*	$	*
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas) (3)	587	263	263	0		368		264		186		(78)
Investcorp Capital Limited	533	533	422	(111)		504		504		337		(167)
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5) (3)	457	430	264	(166)		*		*		*		*
Lloyds Banking Group PLC (4)	408	359	300	(59)		440		364		387		23
UPM-Kymmene	404	404	235	(169)		380		380		290		(90)
Ford Motor Credit Company	391	391	389	(2)		368		368		374		6
CSAV (Tollo Shipping Co. S.A.)	313	313	123	(190)		295		295		161		(134)
Bank of Ireland	261	261	100	(161)		*		*		*		*
KBL European Private Bankers S.A. (Part of KBC Group NV) (3)	261	121	121	0		245		137		144		7
Tokyo Electric Power Co., Inc.	235	238	229	(9)		*		*		*		*
BAWAG Capital Finance Jersey (3)	183	81	81	0		172		120		116		(4)
IKB Deutsche Industriebank AG	170	97	97	0		160		160		104		(56)
Hypo Vorarlberg Capital Finance (3)	144	84	84	0		135		108		97		(11)
Finance For Danish Industry (FIH)	130	104	104	0		123		123		104		(19)
Irish Life and Permanent PLC (3)	0	0	0	0		454		112		112		0
EFG Eurobank Ergasias	0	0	0	0		417		416		131		(285)
NBG (National Bank of Greece)	0	0	0	0		368		368		146		(222)
Alpha Bank	0	0	0	0		368		368		115		(253)
Swedbank (3)	*	*	*	*		356		299		314		15
Hella KG Hueck & Co.	*	*	*	*		270		269		224		(45)
Allied Irish Banks PLC	0	0	0	0		245		77		77		0
Aiful Corporation	0	0	0	0		184		67		67		0
Royal Bank of Scotland Group PLC (3)	0	0	0	0		58		19		42		23
Commerzbank AG (formerly Dresdner Bank AG) (Tier 1 only)	0	0	0	0		53		55		46		(9)
Macy’s Inc.	*	*	*	*		53		58		58		0
Various Other Issuers (below $50 million in par value) (5)	401	385	343	(42)		386		366		326		(40)
Total	$5,713	$4,898	$3,993	$(905)		$6,402		$5,297		$3,958		$(1,339)

* Investment grade at respective reporting date

(1) Does not include an externally managed portfolio of senior secured bank loans

(2) Deemed by the Company to be below investment grade

(3) Perpetual security

(4) Includes perpetual securities only at December 31, 2010

(5) Includes 17 different issuers in 2011 and 19 different issuers in 2010

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires an average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of September 30, 2011, our investments in this program totaled $124 million at amortized cost.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $2.3 billion as of September 30, 2011, and $2.4 billion as of December 31, 2010, and represented 2% and 3% of total debt and perpetual securities, at amortized cost, at September 30, 2011, and December 31, 2010, respectively. The 10 largest split-rated securities as of September 30, 2011, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp.	$955	Investment-Grade
SLM Corp.	421	Investment-Grade
Bank of Ireland	261	Below Investment Grade
Swedbank (1)	141	Investment-Grade
Dexia Overseas SA (1)	88	Below Investment Grade
Sparebanken Vest (1)	60	Investment-Grade
Macy’s Inc.	58	Investment-Grade
Lafarge SA	47	Below Investment Grade
DP World Ltd.	44	Investment-Grade
Ameren Energy Generating Company	40	Below Investment Grade

(1) Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2011.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$51,370	$53,298	54.7%	$3,913	$1,985
Below-investment-grade securities	5,015	4,107	4.2	35	943
Held-to-maturity securities:
Investment-grade securities	41,351	40,111	41.1	869	2,109
Total	$97,736	$97,516	100.0%	$4,817	$5,037

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2011.

Aging of Unrealized Losses
	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,198	$1,985	$6,634	$419	$440	$30	$9,124	$1,536
Below-investment-grade securities	3,695	943	1,533	100	25	1	2,137	842
Held-to-maturity securities:
Investment-grade securities	20,527	2,109	5,805	236	2,195	224	12,527	1,649
Total	$40,420	$5,037	$13,972	$755	$2,660	$255	$23,788	$4,027

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2011.

Percentage Decline From Amortized Cost
(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,198	$1,985	$12,871	$1,165	$3,327	$820	$0	$0
Below-investment-grade securities	3,695	943	1,748	129	1,372	464	575	350
Held-to-maturity securities:
Investment-grade securities	20,527	2,109	17,833	1,417	2,694	692	0	0
Total	$40,420	$5,037	$32,452	$2,711	$7,393	$1,976	$575	$350

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2011.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
CSAV (Tollo Shipping Co. S.A.)	B	$ 313	$ 123	$ (190)
Erste Group Bank AG (Lower Tier II & Tier I(1) )	BB	560	382	(178)
UPM-Kymmene	BB	404	235	(169)
Bank of Ireland	BB	261	100	(161)
SLM Corp.	BBB	421	262	(159)
UniCredit SpA (includes HVB and Bank Austria)	BBB	651	501	(150)
Israel Electric Corp.	BBB	955	843	(112)
Investcorp Capital Limited	BB	533	422	(111)
Bank of Tokyo-Mitsubishi UFJ Ltd.	A	587	482	(105)
Nordea Bank AB(1)	A	466	363	(103)

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

Investment Valuation and Cash

We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values derived from our discounted cash flow pricing model and those obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of September 30, 2011.

Cash and cash equivalents totaled $1.9 billion, or 1.8% of total investments and cash, as of September 30, 2011, compared with $2.1 billion, or 2.4%, at December 31, 2010. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2011	December 31, 2010	% Change
Aflac Japan	$ 7,716	$ 6,964	10.8%(1)
Aflac U.S.	2,859	2,770	3.2
Total	$ 10,575	$ 9,734	8.6%

(1)	Aflac Japan’s deferred policy acquisition costs increased 4.2% in yen during the nine months ended September 30, 2011.

The increase in deferred policy acquisition costs was primarily driven by new annualized premium sales and the strengthening of the yen against the U.S. dollar.

Policy Liabilities

The following table presents policy liabilities by segment.

(In millions)	September 30, 2011	December 31, 2010	% Change
Aflac Japan	$ 85,074	$ 74,872	13.6% (1)
Aflac U.S.	7,916	7,581	4.4
Other	2	3.0
Total	$ 92,992	$ 82,456	12.8%

(1) Aflac Japan’s policy liabilities increased 6.9% in yen during the nine months ended September 30, 2011.

The increase in total policy liabilities was primarily the result of the growth and aging of our in-force business and the strengthening of the yen against the U.S. dollar.

Notes Payable

Notes payable totaled $3.3 billion at September 30, 2011, compared with $3.0 billion at December 31, 2010. In September 2011, we redeemed 35 billion yen (approximately $459 million using the exchange rate on the date of redemption) of our Uridashi notes upon their maturity. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.6% as of September 30, 2011, compared with 21.7% as of December 31, 2010. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

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

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated a portion of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2011 and 2010, respectively.

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

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2011	December 31, 2010
Aflac Japan yen-denominated net assets	$1,224	$3,282
Parent Company yen-denominated net liabilities	(1,236)	(1,041)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$(12)	$2,241

The decline in yen-denominated net assets subject to foreign currency fluctuation is primarily due to an increase in the amount of investment in dollar-denominated investments during the first nine months of 2011 and the decline in the market value of our yen-denominated available-for-sale investment securities as a result of widening credit spreads.

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. Some of these freestanding derivatives qualify for hedge accounting, including interest rate and foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from changes in interest rates and foreign currency exchange rates, respectively. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. Any hedge ineffectiveness is recorded immediately in current period earnings as realized investment gains or losses. While an immaterial amount of ineffectiveness was recorded during the three- and nine-month periods ended September 30, 2011 and 2010, respectively, these hedging relationships were effective during those periods. In the third quarter of 2011, we de-designated certain of the swaps used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The $7 million after-tax gain recorded in accumulated other comprehensive income for these swaps that are no longer employing hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in the three-month period ended September 30, 2011. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We entered into interest rate swap agreements related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011, and we had interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that matured in September 2011. By entering into these contracts, we swapped the variable interest rates to a fixed interest rate of 1.475% for the Samurai notes and 1.52% for the Uridashi notes. We designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. The notional amounts and terms of the swaps match the principal amount and terms of the variable interest rate notes, and the swaps had no value at inception. Changes in the fair value of swap contracts that are designated and qualify as cash flow hedges are recorded in other comprehensive income so long as the hedge is deemed effective. Any hedge ineffectiveness is recognized in current period earnings as realized investment gains or losses. These hedges were effective during the three- and nine-month periods ended September 30, 2011 and 2010, respectively. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30:

Liquidity Provided by Aflac to Parent Company
(In millions)	2011	2010
Dividends declared or paid by Aflac	$282	$370
Management fees paid by Aflac	173	149

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In March 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. As of June 30, 2011, we have issued $2.0 billion of senior notes under this registration statement. In November 2009, we filed an additional shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through November 2011. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes under this registration statement. If issued, the remaining 50 billion yen (approximately $652 million using the September 30, 2011, exchange rate) of yen-denominated Samurai notes will not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at September 30, 2011. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2010, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows

We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2011	2010
Operating activities	$7,486	$4,869
Investing activities	(7,779)	(5,080)
Financing activities	(15)	266
Exchange effect on cash and cash equivalents	49	56
Net change in cash and cash equivalents	$(259)	$111

Operating Activities

The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2011	2010
Aflac Japan	$7,056	$4,297
Aflac U.S. and other operations	430	572
Total	$7,486	$4,869

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2011	2010
Aflac Japan	$(7,374)	$(4,067)
Aflac U.S. and other operations	(405)	(1,013)
Total	$(7,779)	$(5,080)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 13% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the nine-month period ended September 30, 2011, compared with 5% during the same period a year ago.

Financing Activities

Consolidated cash used by financing activities was $15 million in the first nine months of 2011, compared with consolidated cash provided by financing activities of $266 million for the same period of 2010. Cash returned to shareholders through dividends and treasury stock purchases was $672 million during the nine-month period ended September 30, 2011, compared with $395 million through dividends during the nine-month period ended September 30, 2010.

In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $652 million using the September 30, 2011, exchange rate). See Note 6 of the Notes to the Consolidated Financial Statements for further information on this debt issuance. In September 2011, we redeemed 35 billion yen (approximately $459 million using the exchange rate on the date of redemption) of our Uridashi notes upon their maturity.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at September 30, 2011.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased
(In millions of dollars and thousands of shares)	2011	2010
Treasury stock purchases	$268	$5

Number of shares purchased:
Open market	5,100	0
Other	157	98
Total shares purchased	5,257	98

Treasury Stock Issued
(In millions of dollars and thousands of shares)	2011	2010
Stock issued from treasury	$18	$39

Number of shares issued	1,417	1,672

During the first nine months of 2011, we purchased 5.1 million shares of our common stock as part of our share repurchase program. As of September 30, 2011, a remaining balance of 25.3 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We anticipate repurchasing a total of six million shares in 2011, and we anticipate our share repurchase activity to increase in 2012.

Cash dividends paid to shareholders were $.30 per share in the third quarter of 2011, compared with $.28 per share in the third quarter of 2010. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2011	2010
Dividends paid in cash	$404	$395
Dividends declared but not paid	0	139
Dividends through issuance of treasury shares	17	0
Total dividends to shareholders	$421	$534

In October 2011, the board of directors declared the fourth quarter cash dividend of $.33 per share, an increase of 10% compared to the same period a year ago. The dividend is payable on December 1, 2011, to shareholders of record at the close of business on November 16, 2011.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 500% and 540% as of September 30, 2011. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. Aflac Japan’s solvency margin ratio, most recently reported as of June 30, 2011, was 952.8% using the current calculation method, which significantly exceeded regulatory minimums, and was 528.6% under the new standards, disclosed as reference information. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the sensitivity of the solvency margin ratio and the low interest rate environment, we increased our allocation of JGBs classified as held to maturity during the third quarter of 2011. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate changes.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following details Aflac Japan remittances for the nine-month periods ended September 30.

Aflac Japan Remittances
(In millions of dollars and billions of yen)	2011	2010
Aflac Japan management fees paid to Parent Company	$20	$23
Expenses allocated to Aflac Japan	32	25
Aflac Japan profit remittances to Aflac U.S. in dollars	143	317

Aflac Japan profit remittances to Aflac U.S. in yen	11.0	28.7

Profit repatriation from Aflac Japan for the full year of 2011 was complete as of September 30, 2011. The total amount of profit remittances in 2011 was lower than that in 2010 due to realized investment losses.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The concentration of our investment portfolios in any particular single-issuer, industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Events or developments that have a negative impact on any particular single-issuer, industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified. At September 30, 2011, approximately 28% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector. In addition, at September 30, 2011, with the exception of investments in Japanese government bonds (JGBs) and U.S. Treasury securities, we had four legacy single-issuer investments that exceeded the upper bound of our investment risk exposure limits, which is considered to be 10% of total adjusted capital (TAC) on a U.S. statutory accounting basis.

The impact of the earthquake and tsunami natural disaster in March 2011 and related events at the nuclear plant in Japan and their aftermath could adversely affect our financial condition and results of operations.

Aflac Japan’s first quarter 2011 financial results reflected a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that struck Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, for benefits expense in the first quarter. Our financial results in the first quarter of 2011 also reflected .7 billion yen, or $8 million, of operating expenses resulting from the earthquake and tsunami. Our claims estimates were based on judgments that considered assumptions and projections which are subject to change to reflect future information. Although the impact of the natural disaster and its related events have not had a material impact on our financial position or results of operations, actual claims may vary from our estimates and may further negatively impact our financial results.

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

We will continue to monitor the business and economic conditions in Japan in light of these events and will continue to update our assessment of the natural disaster impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2011, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	1,457		$45.35	0	26,270,254
August 1 - August 31	606,000		39.40	606,000	25,664,254
September 1 - September 30	394,819		33.79	394,000	25,270,254
Total	1,002,276	(2)	$37.20	1,000,000	25,270,254	(1)

(1)

The total remaining shares available for purchase at September 30, 2011, consisted of 25,270,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.

(2)	During the third quarter of 2011, 2,276 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX:

3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).
4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).
4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).
4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).
4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.4*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.5*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.6*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.7*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.8*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.9*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).
10.11*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).
10.12*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).
10.13*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).
10.14*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).
10.15*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).
10.16*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).
10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).
10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).
10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).
10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).
10.21*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).
10.22*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.23*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).
10.24*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.25*	-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).
10.26*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.27*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).
10.28*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.29*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.30*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).
10.31*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.34*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.36*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.37*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.39*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 4, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 4, 2011, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 4, 2011, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)

101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 4, 2011	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

November 4, 2011	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer