Form 10-K
period 2011-12-31
AFLAC INC
filed 2012-02-27
CIK 4977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, was $21,447,540,005.

The number of shares of the registrant’s common stock outstanding at February 16, 2012, with $.10 par value, was 467,097,921.

Documents Incorporated By Reference

Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2012, is incorporated by reference into Part III hereof.

Aflac Incorporated

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

Aflac offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including loss-of-income products (life and short-term disability plans) and products designed to protect individuals from depletion of assets (hospital indemnity, fixed-benefit dental, vision care, accident, cancer, critical illness/ critical care, and hospital intensive care plans).

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company’s total revenues in 2011 and 2010, compared with 73% in 2009. The percentage of the Company’s total assets attributable to Aflac Japan was 87% at December 31, 2011, and 86% at December 31, 2010.

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

Insurance Premiums

The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $20.4 billion in 2011, $18.1 billion in 2010, and $16.6 billion in 2009. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac’s insurance business for the years ended December 31.

(In millions)	2011	2010	2009
Annualized premiums in force, beginning of year	$20,380	$17,990	$17,550
New sales, including conversions	3,503	2,935	2,763
Change in unprocessed new sales	35	(73)	(92)
Premiums lapsed and surrendered	(2,204)	(2,226)	(2,207)
Other	(3)	15	120
Foreign currency translation adjustment	761	1,739	(144)

Annualized premiums in force, end of year	$22,472	$20,380	$17,990

Insurance – Japan

We translate Aflac Japan’s annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2011	2010	2009	2011	2010	2009
Annualized premiums in force, beginning of year	$15,408	$13,034	$12,761	1,256	1,200	1,162
New sales, including conversions	2,027	1,554	1,310	161	136	122
Change in unprocessed new sales	35	(73)	(92)	3	(6)	(9)
Premiums lapsed and surrendered	(847)	(766)	(737)	(68)	(67)	(69)
Other	(100)	(80)	(64)	(8)	(7)	(6)
Foreign currency translation adjustment	761	1,739	(144)	0	0	0

Annualized premiums in force, end of year	$17,284	$15,408	$13,034	1,344	1,256	1,200

For further information regarding Aflac Japan’s financial results, sales and the Japanese economy, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance – U.S.

The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2011	2010	2009
Annualized premiums in force, beginning of year	$4,973	$4,956	$4,789
New sales, including conversions	1,476	1,382	1,453
Premiums lapsed	(1,357)	(1,460)	(1,471)
Other	96	95	185

Annualized premiums in force, end of year	$5,188	$4,973	$4,956

For further information regarding Aflac’s U.S. financial results, sales and the U.S. economy, see the Aflac U.S. Segment subsection of MD&A in this report.

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

Aflac Japan’s product portfolio has expanded beyond traditional health-related products to include more life products. Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans, such as our WAYS product, have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. Our child endowment product offers a death benefit until a child reaches age 18. It also pays a lump-sum benefit at the time of the child’s entry into high school, as well as an educational annuity for each of the four years during his or her college education. We believe that life insurance products provide further opportunities for us to sell our third sector cancer and medical products.

Aflac Japan’s stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. New EVER, introduced in 2009, offers enhanced surgical benefits and gender-specific premium rates. The most recent upgrade to our New EVER product, released in January 2012, includes more advanced medical treatment options than its predecessor. Gentle EVER, our non-standard medical product, is designed to meet the needs of certain consumers who cannot qualify for our base EVER plan. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and a fixed daily benefit for hospitalization and outpatient services related to cancer as well as surgical, convalescent and terminal care benefits. In March 2011, we introduced a new base cancer policy, DAYS, and a bridge policy, DAYS PLUS, which upgrades older cancer policies. The enhancements in this new base policy are a response to the changes in cancer treatment. As the number one provider of cancer insurance in Japan, we believe this new product will further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to cancer-related costs. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan’s products and composition of sales, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance Products – U.S.

We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Most of our U.S. policies are individually underwritten and marketed through independent agents. Additionally, we started to market and administer group insurance products in 2009.

Our individually issued policies are portable and pay regardless of other insurance. Benefits are paid in cash directly to policyholders; therefore, our customers have the opportunity to use this cash to help with expenses of their choosing. Our individually issued health insurance plans are guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies). Our group insurance policies are underwritten on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract or upon termination of the master policy group contract.

Aflac U.S. offers short-term disability benefits on both an individual and group basis.

Aflac U.S. also offers term and whole-life coverage sold through payroll deduction at the worksite on both an individual and group basis and various term and whole-life individual policies on a direct basis.

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

Aflac U.S. offers coverage for critical illnesses on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or even cancer. We offer cancer coverage on an individually underwritten basis; critical illness/critical care policies on both an individual and group basis; critical care and recovery (formerly called specified health event) on an individual basis; and hospital intensive care plans on an individual basis.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products may provide fixed daily benefits for hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available.

Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. also offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits.

For additional information on Aflac’s U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.

Distribution – Japan

The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents’ activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 44% of new annualized premium sales in 2011, compared with 51% in 2010 and 55% in 2009. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees, suppliers and customers. These agencies help us reach employees at large worksites. Affiliated corporate agencies contributed 25% of new annualized premium sales in 2011, compared with 31% in 2010 and 35% in 2009. During 2011, we recruited approximately 5,000 new sales agencies. As of December 31, 2011, Aflac Japan was represented by more than 19,700 sales agencies, with more than 120,700 licensed sales associates employed by those agencies. We believe that new agencies will continue to be attracted to Aflac Japan’s high commissions, superior products, customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2011, we had agreements with 370 banks, approximately 90% of the total number of banks in Japan, to sell our products. We have significantly more banks selling our third sector insurance products than any of our competitors. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our products. Banks contributed 29% of Aflac Japan new annualized premium sales in 2011, compared with 15% in 2010 and 6% in 2009.

We continue to reach consumers through our strategic marketing alliance with Dai-ichi Life Insurance Company (Dai-ichi Life). Since its launch in 2001, we have maintained a close relationship with Dai-ichi Life. Dai-ichi Life contributed 2% of Aflac Japan new annualized premium sales in 2011, compared with 3% in 2010 and 4% in 2009.

For additional information on Aflac Japan’s distribution, see the Aflac Japan Segment subsection of MD&A in this report.

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

We concentrate on marketing our insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, our policies have been individually underwritten with premiums generally paid by the employee. Additionally, Aflac’s individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With our brokerage sales expansion and the purchase of CAIC, branded as Aflac Group Insurance, we are now able to offer group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract. Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

During the past several years, we have enhanced and increased the size of our traditional distribution system. We recruited more than 24,400 new sales associates in 2011, a 10.5% increase compared with 2010, resulting in approximately 74,800 licensed sales associates at December 31, 2011. To enhance our recruiting results, the bonus structure for our state and regional coordinators incorporates a people development component in addition to sales results. In 2011 and 2010, we held national recruiting contests to incentivize producer recruitment. In addition, we partnered with our field offices for recruiting workshops that focus on improving coordinator productivity by emphasizing candidate sourcing, interviewing, and contract acceptance. However, increasing our sales force means more than just recruiting people. We also focus on growing the number of average weekly producers, which measures high-quality, consistent, capable producers who make solid, consistent contributions to sales.

Insurance brokers have been a historically underleveraged sales channel for Aflac, but in the past several years, we have been developing relationships with brokers that complement our traditional distribution system. We have assembled a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. We have more than 100 broker development coordinators who are single points of contact for brokers across the country. Broker development coordinators are responsible for building relationships with new brokers as well as strengthening relationships with our current brokers. These coordinators are assisted by a team of certified case managers whose role is to coordinate and manage the account enrollments for brokers. Aflac Group Insurance equips us with a platform for offering voluntary group insurance products for distribution by insurance brokers at the worksite. Expanding our product portfolio with group products also greatly enhances the sales opportunities for our traditional sales force of individual associates.

For additional information on Aflac’s U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.

Competition – Japan

In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of individual policies in force. As of December 31, 2011, we exceeded 21 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2011. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2011. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, unique marketing system (see Distribution – Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers. Aflac Japan continued to be the number one seller of stand-alone medical insurance in the life insurance industry in terms of policy sales in 2011.

In addition to third sector products, Aflac Japan is showing steady progress in sales of life insurance products, such as WAYS which is described in the Products section of this report. The market for ordinary life products is highly competitive. Our current market share of ordinary life sales is relatively small; however, we will continue to pursue the development and marketing of specialty products that meet specific needs within the general life insurance market.

Competition – U.S.

We compete against several insurers on a national basis plus other insurers regionally. We believe our policies and premium rates, as well as the commissions paid to our sales associates and brokers, are competitive with those offered by other companies providing similar types of insurance. However, we believe our U.S. business is distinct from our competitors because of our product focus, distribution system, and brand awareness. For many of the other companies that sell voluntary supplemental insurance, it represents a secondary business. For us, it is our primary business. We also believe that our growing distribution system of independent sales associates and brokers expands our business opportunities, while our advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

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

Investments and Investment Results

Net investment income was $3.3 billion in 2011, $3.0 billion in 2010 and $2.8 billion in 2009. In each of these three years, net investment income benefited from the strengthening of the yen/dollar exchange rate. The growth rate however has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan’s life insurance industry has contended with low investment yields for a number of years. For information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

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

(In millions)	2011	2010
Aflac Japan net assets on GAAP basis	$10,967	$8,852
Elimination of deferred policy acquisition cost asset	(7,732)	(6,964)
Adjustment to income tax liabilities	4,186	3,602
Adjustment to policy liabilities	(5,840)	(4,265)
Adjustment of unrealized gains and other adjustments to carrying value of debt securities	2,372	1,886
Elimination of policyholder protection corporation liability	71	108
Reduction in premiums receivable	(98)	(97)
Difference in consolidation criteria for variable interest entities	21	41
Other, net	(1,211)	(815)

Aflac Japan net assets on Japanese regulatory accounting basis	$2,736	$2,348

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012) and has encouraged the disclosure of the ratio as reference information as of fiscal year-end 2010 (March 31, 2011). The FSA has commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. As of December 31, 2011, Aflac Japan’s solvency margin ratio was 985.8% using the current calculation method and, disclosed as reference information, was 547.3% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.

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

As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see Regulation – U.S.). For additional information regarding Aflac Japan’s operations and regulations, see the Aflac Japan Segment subsection of MD&A and Notes 2 and 12 of the Notes to the Consolidated Financial Statements in this report.

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

The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer’s operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac’s NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2011, based on year-end statutory accounting results, Aflac’s company action level RBC ratio was 493%.

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

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 12 of the Notes to the Consolidated Financial Statements in this report.

Other Operations

Our other operations include the Parent Company and a printing subsidiary. For additional information on our other operations, see the Other Operations subsection of MD&A.

Employees

As of December 31, 2011, Aflac Japan had 4,254 employees, Aflac U.S. had 4,030 employees, and our other operations, the Parent Company and printing subsidiary, had 278 employees. We consider our employee relations to be excellent.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE

Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac; President, Aflac, until January 2007	60

Paul S. Amos II	President, Aflac, since January 2007; Chief Operating Officer, U.S. Operations, Aflac, since February 2006; Executive Vice President, U.S. Operations, Aflac, until January 2007	36

Yuji Arai	Senior Vice President, Compliance Officer, Aflac Japan, since January 2012; Senior Vice President, Principal Financial Officer, Aflac Japan, until January 2012	49

Koji Ariyoshi	Executive Vice President, Director of Marketing and Sales, Aflac Japan, since January 2012; First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from January 2010 until January 2012; Senior Vice President, Deputy Director of Marketing and Sales, from October 2008 until January 2010; Executive Director, AXA Life Insurance Company Ltd., until October 2008	58

Susan R. Blanck	Executive Vice President, Corporate Actuary, Aflac, since January 2011; First Senior Vice President, Aflac Japan, since June 2008; Senior Vice President, Corporate Actuary, Aflac, until January 2011	45

Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	64

Martin A. Durant III	Senior Advisor, Corporate Finance, Aflac Incorporated, since November 2011; Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, from June 2008 until November 2011; Senior Vice President, Corporate Finance, Aflac Incorporated, until June 2008	63

Thomas R. Giddens	Senior Vice President, Director of Sales, Aflac, since November 2010; Senior Vice President, Co-Director of U.S. Sales, Aflac, from May 2010 until November 2010; Southeast Territory Director, Aflac, until May 2010	57

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since November 2010; Treasurer, Aflac, since February 2011; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since March 2010; Vice President, Financial Services, Aflac, from June 2009 until March 2010; Head of IFRS and U.S. GAAP for ING’s U.S. operations until June 2009	45

Jun Isonaka	First Senior Vice President, Chief Administrative Officer, Aflac Japan, since January 2012; Senior Vice President, Chief Administrative Officer, Aflac Japan, from January 2010 until January 2012; Senior Vice President, Deputy Chief Administrative Officer, Aflac Japan, from January 2009 until January 2010; Senior Vice President, Sales, Aflac Japan, from January 2007 until January 2009; Vice President, Contact Center, Aflac Japan, until January 2007	54

Kenneth S. Janke Jr.	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since October 2010; Senior Vice President, Investor Relations, Aflac Incorporated, until October 2010	53

W. Jeremy Jeffery	Senior Vice President, Fixed Income Investments, since November 2011; Senior Vice President, Chief Investment Officer, Aflac, from January 2007 until November 2011; Senior Vice President, Deputy Chief Investment Officer, Aflac, until January 2007	61

NAME	PRINCIPAL OCCUPATION(1)	AGE

Eric M. Kirsch	First Senior Vice President, Global Chief Investment Officer, Aflac, since November 2011; Managing Director, Global Head of Insurance Asset Management, Goldman Sachs Asset Management, from July 2007 until November 2011; Managing Director, Deutsche Asset Management, until July 2007	51

Charles D. Lake II	Chairman, Aflac Japan, since July 2008; Vice Chairman, Aflac Japan, until July 2008	50

Joey M. Loudermilk	Executive Vice President, General Counsel and Corporate Secretary, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac	58

Audrey B. Tillman	Executive Vice President, Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Corporate Services, Aflac Incorporated, until January 2008	47

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan, since July 2007; Deputy President, Aflac Japan, from February 2007 until July 2007; President and Representative Director, The Dai-ichi Kangyo Asset Management Co., Ltd., until February 2007	61

Teresa L. White	Executive Vice President, Chief Administrative Officer, Aflac, since March 2008; Senior Vice President, Deputy Chief Administrative Officer, Aflac, from March 2007 until March 2008; Senior Vice President, Sales Support and Administration, Aflac, until March 2007	45

Robin Y. Wilkey	Senior Vice President, Investor Relations, Aflac Incorporated, since October 2010; Vice President, Investor Relations, Aflac Incorporated, until October 2010	53

Hiroshi Yamauchi	Executive Vice President, Planning and Research, Human Resources and General Affairs, Investments, Financial Accounting, Actuarial and Investment Risk Management, IT, and Compliance, Aflac Japan, since January 2012; First Senior Vice President, Planning, Government Affairs & Research, Customer Services Promotion, Legal, Risk Management, and Compliance Promotion, Aflac Japan, from January 2011 until January 2012; First Senior Vice President, Planning, Government Affairs and Research, Legal, Risk Management, and Compliance Promotion, Aflac Japan, from January 2010 until January 2011; First Senior Vice President, Chief Administrative Officer, Aflac Japan, until January 2010	60

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

We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt, and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit ratings, as well as the possibility that lenders or debt investors may develop a negative perception of us if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

In response to the financial crisis affecting the banking system and financial markets and concern about financial institutions’ viability, numerous regulatory and governmental actions have been taken or proposed. As a result, numerous financial institutions have received capital both in the form of emergency loans and direct Treasury equity investments. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. In February 2009, the U.S. Congress passed a $787 billion economic stimulus plan. The U.S. Federal Reserve has also engaged in several rounds of quantitative easing in the form of direct purchases of Treasury notes and bonds. The most recent was announced in November 2010 and ended by the third quarter of 2011. In addition to quantitative easing exercises, in the third and fourth quarters of 2011, the U.S. Federal Reserve performed a bond-swap program, called Operation Twist, whereby shorter maturity bonds were sold and longer maturity bonds were purchased in order to lower long-term interest rates. Within the United Kingdom and Eurozone, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken, including certain institutions that are obligors of the perpetual securities in our investment portfolio. In December 2011, the European Central Bank (ECB) introduced a long term refinancing operation (LTRO). The program provides collateralized three-year low interest loans to financial institutions. This program is anticipated to provide much needed liquidity to Eurozone financial institutions.

Several European governments have passed resolution regime legislation that provides regulators with expanded powers intended to limit the negative impact of large bank failures and protect depositors and taxpayers from further losses. Some of these powers enable the regulator to impose “burden sharing” upon all providers of capital, including senior unsecured lenders. “Burden sharing” imposes losses on investments in going-concern issuers as a result of an involuntary change in terms or a reduction in principal or interest. Currently, this legislation is in effect in a few Euro area countries, but it may be adopted across the Euro area in the coming years.

There can be no assurance as to the effect that these governmental actions or other governmental actions taken in the future will have on the financial markets generally or on our competitive position, business and financial condition.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.

We are subject to the risk that the issuers, guarantors, or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including collateralized debt obligations (CDOs) and mortgage-backed securities, may default on principal and interest payments, causing an adverse change in cash flows from our investment portfolio. The credit rating agencies have been reviewing and modifying their rating criteria for fixed income securities and perpetual securities issued by financial institutions. As a result, many of these securities have been downgraded and may experience further downgrades. The credit rating agencies have also been reviewing and modifying their ratings of sovereigns, particularly the members of the Eurozone. As a result, our holdings of sovereign debt could be downgraded. In addition, the downgrade of a sovereign could also impact the rating and valuation of those corporations domiciled in the sovereign because securities issued by corporations, with even moderate links to their sovereign domiciles, will experience rating downgrades if their sovereign domicile is also downgraded. If “burden sharing” is imposed for investments in going-concern issuers, we would possibly realize losses as a result of an involuntary change in terms or a reduction in principal or interest. We are not currently required to recognize losses on securities as long as our intent remains not to sell them prior to their anticipated recovery in fair value. If we determine to reposition or realign portions of our investment portfolio so as not to hold certain securities in an unrealized loss position to recovery, we will incur a charge against net income for the unrealized loss in the period that the decision was made not to hold the security to recovery.

In addition to our credit exposure to various obligors and counterparties, we are also exposed to credit spreads, primarily relating to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of our fixed maturity investment portfolio, and if issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairment charges. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility has made it difficult to value certain of our securities, such as our perpetual securities and our investments in CDOs and variable interest entities, as trading of such securities has become less frequent. As such, our valuations of such securities may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations and financial condition. Ongoing challenges that may impact valuations include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. and global economy, including sovereign issuers, and rating agency downgrades of various structured products and financial issuers.

For more information regarding credit risk, see the Market Risks of Financial Instruments – Credit Risk subsection of MD&A in this report.

The impairment of other financial institutions’ creditworthiness could adversely affect us.

We have exposure to and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and other institutions. Additionally, one of our highest sector concentrations in our investment portfolio is banks and financial institutions. Many of these transactions expose us to credit risk in the event of default of the obligor or the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the loan. Any losses or impairments to the carrying value of these assets may materially and adversely impact our business and results of operations. We have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2011, we had agreements with 370 banks to market Aflac’s products in Japan. Sales through these banks represented 29% of Aflac Japan’s new annualized premium sales in 2011. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.

We are subject to certain risks as a result of our investments in perpetual securities.

We maintain investments in perpetual securities, which have no stated maturity. As of December 31, 2011, we held $6.9 billion of perpetual securities, which represented 6.9% of our total debt and perpetual securities, at amortized cost. Our holdings of perpetual securities are in the following geographic areas: Europe, excluding the United Kingdom (69%); the United Kingdom (9%); Japan (15%); and others (7%).

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

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder’s intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security’s market value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder’s intent and ability to hold the security until recovery in value. The Financial Accounting Standards Board (FASB) currently has a comprehensive project on its agenda to consider changes in the recognition, measurement and impairment of all financial instruments. The outcome and timing of this project is uncertain but could result in changes to the current accounting model for perpetual securities, including the possible recognition of some or all of unrealized losses through earnings rather than equity. Although this change would not affect total shareholders’ equity as the unrealized loss is already recorded in shareholders’ equity, it would reduce net income in the period the change occurred and in future periods. Statutory accounting principles account for these securities using the debt model. Additionally, these securities are carried at amortized cost for statutory reporting purposes, with the exception of any securities that are assigned the lowest NAIC rating (i.e. NAIC 6) or are determined to be impaired, i.e. the issuer will not be able to pay interest and principal as contractually due. Should the statutory accounting requirements change regarding the method of recognizing impairments or the values at which the securities should be carried in the financial statements, it could adversely affect our statutory capital, depending upon the changes adopted.

The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.

The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as available for sale in our investment portfolio, which comprised $54.0 billion (52%) of our total cash and invested assets at December 31, 2011. In accordance with GAAP, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity’s understanding about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

At December 31, 2011, approximately 20%, 72% and 8% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively. Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. In such cases, more securities may be transferred to Level 3 from Levels 1 and 2.

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

The determination of the amount of impairments taken on our investments is based on significant valuation judgments and could materially impact our results of operations or financial position.

The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. The determination of the amount of impairments under this model is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in its income statement as such evaluations are revised. There can, however, be no assurance that our management has accurately assessed the level of impairments reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

An investment in a fixed maturity or a perpetual security is impaired if its fair value falls below its book value. We regularly review our entire investment portfolio for declines in value. Under our debt impairment model, if we believe that a decline in the value of a particular investment is temporary, no impairment is taken. However, for our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record the decline or appreciation as an unrealized loss or gain in accumulated other comprehensive income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. In the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment’s fair value, to the extent below the investment’s cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value and record a realized loss in our consolidated statements of earnings. The determination of whether an impairment is other than temporary is based on significant judgment and involves the consideration of various factors and circumstances, which includes but is not limited to the following:

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	future prospects of the issuer

•	regulatory, legislative and political environment

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	our intent or need to dispose of the security prior to recovery of its fair value to amortized cost

•	other factors as may become available from time to time

Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer.

Lack of availability of acceptable yen-denominated investments could adversely affect our profits.

We attempt to match the duration of our assets with the duration of our liabilities. At December 31, 2011, the average duration of Aflac Japan’s policy liabilities was approximately 14 years and the average duration of its yen-denominated debt and perpetual securities was approximately 13 years. The duration of the perpetual securities is based upon their economic maturity dates. Since the securities have no fixed maturity date, there is no assurance that the securities will be repaid on the dates assumed. When the principal of our debt securities or perpetual securities is repaid, there is a risk that the proceeds will be reinvested at a yield below that of the interest required for the accretion of policy liabilities. Our net investment income has been negatively affected by the low level of investment yields in Japan in the last three years.

The concentration of our investment portfolios in any particular single-issuer or sector of the economy may have an adverse effect on our financial position or results of operations.

Negative events or developments affecting any particular single issuer, industry, group of related industries or geographic sector may have a greater adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified. Therefore, the degree of concentration of our investment portfolios in any particular single issuer, industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. At December 31, 2011, approximately 27% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector. In addition, at December 31, 2011, with the exception of investments in Japanese government bonds (JGBs), we had four single-issuer investments that exceeded the upper bound of our investment risk exposure limits, which is considered to be 10% of total adjusted capital (TAC) on a U.S. statutory accounting basis.

Our concentration of business in Japan poses risks to our operations.

Our operations in Japan, including realized gains and losses on the Japan investment portfolio, accounted for 75% of our total revenues for 2011 and 2010, compared with 73% for 2009. The Japanese operations accounted for 87% of our total assets at December 31, 2011, compared with 86% at December 31, 2010. The Bank of Japan’s January 2012 Monthly Report of Recent Economic and Financial Developments stated that Japan’s economic activity as of the end of 2011 has been more or less flat, due to the effects of a slowdown in overseas economies and the appreciation of the yen. The report projected that Japan’s economy is expected to gradually return to a moderate recovery path as the pace of recovery in overseas economies improves and reconstruction demand related to the tsunami and earthquake disaster in 2011 gradually materializes. Exports and production are expected to remain more or less flat for the time being and increase moderately thereafter, housing investment and public investment are expected to increase gradually, and private consumption is expected to remain firm. A potential deterioration in Japan’s economic recovery could have an adverse effect on our results of operations and financial condition.

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

Rising interest rates also negatively impact the solvency margin ratio since unrealized losses on the available-for-sale investment portfolio are included in the calculation. While we closely monitor the solvency margin ratio and have taken steps to reduce the sensitivity of Aflac Japan’s available-for-sale portfolio to increases in interest rates, there is no assurance that these measures will be fully effective, particularly for sharp increases in interest rates.

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

For more information regarding foreign currency and interest rate risk, see the Currency Risk and Interest Rate Risk subsections within the Market Risks of Financial Instruments section of MD&A in this report.

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

Aflac’s insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FSA and Ministry of Finance (MOF) in Japan, the U.S. Department of Justice, state attorneys general, and the U.S. Treasury, including the Internal Revenue Service, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator’s or enforcement authority’s interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

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

Governmental authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on our financial condition and results of operations.

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the President. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes will be phased in over the next several years and are directed toward major medical health insurance coverage, which Aflac does not offer. Accordingly, our products are not subject to or covered under the major provisions of the new legislation as enacted. However, indirect consequences of the legislation and yet-to-be implemented regulations could potentially have an impact on our financial condition and results of operations.

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

It is not possible to predict with any degree of certainty whether any other proposed legislation or regulatory changes will be adopted in the United States or Japan or what impact, if any, such new laws, or any future regulation, will have on our business, financial condition, or results of operations.

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

In view of the difficulties experienced in the last several years by many financial institutions, including in the insurance industry, the NRSROs have heightened the level of scrutiny that they apply to such institutions, increased the frequency and scope of their reviews, requested additional information from the companies that they rate, including additional information regarding the valuation of investment securities held, and, in certain cases, have increased the capital and other requirements employed in their models for maintenance of certain rating levels.

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

The FASB and International Accounting Standards Board (IASB) have announced their commitment to achieving a single set of high-quality global accounting standards, and the SEC continues to encourage the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS) in order to narrow the differences between the two sets of standards. In 2010, the SEC announced a Work Plan, the results of which would aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this Work Plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In October 2010, the SEC issued its first progress report on the Work Plan, summarizing the objectives as well as the efforts and preliminary observations as of that time. In November 2011, the SEC released two staff papers. The papers help to address whether IFRS has developed sufficiently enough to be used in the United States. These papers will aid the SEC in determining whether or not to incorporate IFRS into the U.S. financial reporting system. For the insurance industry, key components of the convergence between U. S. GAAP and IFRS have yet to be clarified. The FASB and IASB are currently working on a joint insurance contracts project that will change the way insurance liabilities are determined and reported. The FASB and IASB are also working jointly on revising the guidelines for recognizing impairments of financial instruments. The revisions will cause investment losses to be recognized sooner. These boards are targeting the second half of 2012 to issue exposure documents on both topics. The ultimate outcome and timing of these events is uncertain at this time. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements.

See Note 1 of the Notes to the Consolidated Financial Statements in this report for a discussion of recent changes in accounting standards that are pending adoption.

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

Even though we provide for appropriate protections through our contracts with business associates, we still have limited control over their actions and practices. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. The U.S. Congress and many states are considering new privacy and security requirements that would apply to our business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our collection, disclosure and use of patient identifiable data that are housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.

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

As of December 31, 2011, based on our claims experience and our claims estimates, our initial provision regarding the earthquake and tsunami has proven to be adequate; however, our claims estimates are based on judgments that considered assumptions and projections which are subject to change to reflect future information. Although the impact of the natural disaster and its related events have not had a material impact on our financial position or results of operations, actual claims may vary from our estimates and may further negatively impact our financial results.

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

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support and information technology functions for our U.S. operations. Aflac also owns land and office buildings in Columbia, South Carolina, which house our CAIC subsidiary. Aflac leases additional administrative office space in Georgia, South Carolina, New York, and Nebraska.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Aflac Incorporated’s common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company’s common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:

Quarterly Common Stock Prices

2011	High	Low
4th Quarter	$47.98	$32.74
3rd Quarter	47.50	31.25
2nd Quarter	57.39	44.15
1st Quarter	59.54	48.00

2010	High	Low
4th Quarter	$58.31	$50.89
3rd Quarter	53.88	41.55
2nd Quarter	56.56	39.91
1st Quarter	55.20	45.78

Holders

As of February 16, 2012, there were 87,185 holders of record of the Company’s common stock.

Dividends

	2011	2010
4th Quarter	$.33	$.30
3rd Quarter	.30	.28
2nd Quarter	.30	.28
1st Quarter	.30	.28

In January 2012, the board of directors declared the first quarter 2012 cash dividend of $.33 per share. The dividend is payable on March 1, 2012, to shareholders of record at the close of business on February 15, 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 12 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index

December 31,

	2006	2007	2008	2009	2010	2011
Aflac Incorporated	100.00	138.24	103.01	107.59	134.38	105.74
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Life & Health Insurance	100.00	111.00	57.37	66.30	83.05	65.85

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	50,424		$45.84	50,000	25,220,254
November 1 - November 30	432,156		43.50	430,600	24,789,654
December 1 - December 31	421,119		42.80	419,400	24,370,254

Total	903,699	(2)	$43.30	900,000	24,370,254	(1)

(1)

The total remaining shares available for purchase at December 31, 2011, consisted of 24,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.

(2)	During the fourth quarter of 2011, 3,699 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.	SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions, except for share and per-share amounts)	2011	2010	2009	2008	2007
Revenues:
Premiums, principally supplemental health insurance	$20,362	$18,073	$16,621	$14,947	$12,973
Net investment income	3,280	3,007	2,765	2,578	2,333
Realized investment gains (losses)	(1,552)	(422)	(1,212)	(1,007)	28
Other income	81	74	80	36	59

Total revenues	22,171	20,732	18,254	16,554	15,393

Benefits and expenses:
Benefits and claims	13,749	12,106	11,308	10,499	9,285
Expenses	5,430	5,041	4,711	4,141	3,609

Total benefits and expenses	19,179	17,147	16,019	14,640	12,894

Pretax earnings	2,992	3,585	2,235	1,914	2,499
Income taxes	1,028	1,241	738	660	865

Net earnings	$1,964	$2,344	$1,497	$1,254	$1,634

Share and Per-Share Amounts
Net earnings (basic)	$4.21	$5.00	$3.21	$2.65	$3.35
Net earnings (diluted)	4.18	4.95	3.19	2.62	3.31
Cash dividends paid	1.23	1.14	1.12	.96	.80
Cash dividends declared	1.23	1.14	.84	1.24	.615
Weighted-average common shares used for basic EPS (In thousands)	466,519	469,038	466,552	473,405	487,869
Weighted-average common shares used for diluted EPS (In thousands)	469,370	473,085	469,063	478,815	493,971

Supplemental Data

Yen/dollar exchange rate at year-end (yen)	77.74	81.49	92.10	91.03	114.15
Weighted-average yen/dollar exchange rate (yen)	79.73	87.69	93.49	103.46	117.93

Aflac Incorporated and Subsidiaries

December 31,

(In millions)	2011	2010	2009	2008	2007
Assets:
Investments and cash	$103,462	$88,230	$73,192	$68,550	$57,056
Other	13,640	12,809	10,914	10,781	8,749

Total assets	$117,102	$101,039	$84,106	$79,331	$65,805

Liabilities and shareholders’ equity:
Policy liabilities	$94,593	$82,456	$69,245	$66,219	$50,676
Notes payable	3,285	3,038	2,599	1,721	1,465
Income taxes	2,613	1,969	1,653	1,201	2,531
Other liabilities	3,105	2,520	2,192	3,551	2,338
Shareholders’ equity	13,506	11,056	8,417	6,639	8,795

Total liabilities and shareholders’ equity	$117,102	$101,039	$84,106	$79,331	$65,805

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac’s investment in perpetual securities

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular single-issuer or sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries’ ability to pay dividends to Aflac Incorporated

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	impact of the recent earthquake and tsunami natural disaster and related events at the nuclear plant in Japan and their aftermath

•	catastrophic events including, but not necessarily limited to, tornadoes, hurricanes, earthquakes, tsunamis, and damage incidental to such events

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2011. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

•	Our Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

OUR BUSINESS

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

PERFORMANCE HIGHLIGHTS

Results for 2011 benefited from the stronger yen/dollar exchange rate. Total revenues rose 6.9% to $22.2 billion, compared with $20.7 billion a year ago. Net earnings were $2.0 billion, or $4.18 per diluted share, compared with $2.3 billion, or $4.95 per diluted share, in 2010.

Results for 2011 included pretax net realized investment losses of $1.6 billion ($1.0 billion after-tax), compared with net investment losses of $422 million ($274 million after-tax) in 2010. Net investment losses in 2011 consisted of $1.9 billion ($1.2 billion after-tax) of other-than-temporary impairment losses; $594 million of net gains ($386 million after-tax) from the sale or redemption of securities; and $245 million of net losses ($159 million after-tax) from valuing derivatives. Shareholders’ equity at December 31, 2011, included a net unrealized gain on investment securities (including derivatives) of $1.2 billion, compared with a net unrealized gain (including derivatives) of $64 million at December 31, 2010.

In July 2011, we issued three series of Samurai notes totaling 50 billion yen through a public debt offering. In September 2011, we redeemed 35 billion yen (approximately $459 million using the exchange rate on the date of redemption) of our Uridashi notes upon their maturity. We repurchased 6.0 million shares of our common stock in the open market during 2011.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 83% of our liabilities are reported as of December 31, 2011, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac’s investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For privately issued securities, we determine the majority of the fair values using a discounted cash flow pricing model and for the remaining securities, non-binding price quotes from outside brokers. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with applicable accounting guidance. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors, including but not limited to:

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

Our derivatives are primarily interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including variable interest entities (VIEs) where we are the primary beneficiary. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. Prior to the third quarter of 2011, these interest rate swaps and certain foreign currency swaps were priced by broker quotations. For our credit default swaps and certain foreign currency swaps, there were limited or no observable valuation inputs. We estimated the fair value of these instruments by obtaining broker quotes from a limited number of brokers. These brokers based their quotes on a combination of their knowledge of the current pricing environment and market conditions. In the third quarter of 2011, we changed from receiving valuations from brokers to receiving valuations from a third party pricing vendor for our derivatives.

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

Deferred Policy Acquisition Costs

Certain costs of acquiring new business are deferred and amortized over the policy’s premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements discussion in this section of MD&A for information on changes to the accounting policy for costs associated with acquiring or renewing insurance contracts effective January 1, 2012.

As presented in the following table, the ratio of unamortized DAC to annualized premiums in force for Japan decreased in 2011 after having an upward trend for the previous two years. This decrease was due to the lower expense ratio of the first sector products that generated high volumes of sales in Japan. The upward trend in the ratio of unamortized DAC to annualized premiums in force in Japan in 2010 and 2009 was a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first-year premiums and lower commissions on renewal premiums. This schedule is very popular with our new agents as it helps them with cash flow for personal and business needs as they build their business. While this resulted in a higher unamortized DAC balance, the overall cost to the Company was reduced.

The ratio of unamortized DAC to annualized premiums in force has increased for Aflac U.S. for the last three years. The increase has been primarily driven by a greater proportion of our annualized premiums being under an accelerated commission schedule for new associates and was also impacted by the loss of a large payroll account in 2010 which had a lower ratio of unamortized DAC to annualized premiums in force.

Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2011	2010	2009	2011	2010	2009
Deferred policy acquisition costs	$7,733	$6,964	$5,846	$2,921	$2,770	$2,687
Annualized premiums in force	17,284	15,408	13,034	5,188	4,973	4,956
Deferred policy acquisition costs as a percentage of annualized premiums in force	44.7%	45.2%	44.9%	56.3%	55.7%	54.2%

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2011	2010
Japan segment:
Future policy benefits	$72,792	$66,023
Unpaid policy claims	2,786	2,592
Other policy liabilities	10,944	6,257

Total Japan policy liabilities	$86,522	$74,872

U.S. segment:
Future policy benefits	$6,484	$6,078
Unpaid policy claims	1,195	1,126
Other policy liabilities	390	377

Total U.S. policy liabilities	$8,069	$7,581

Consolidated:
Future policy benefits	$79,278	$72,103
Unpaid policy claims	3,981	3,719
Other policy liabilities	11,334	6,634

Total consolidated policy liabilities	$94,593	$82,456

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 84% and 4% of total policy liabilities as of December 31, 2011, respectively.

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

Our fourth quarter 2011 review indicated that we needed to strengthen the liability associated primarily with a closed block of cancer policies and a block of care policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $123 million in 2011 as a result of this review. Our fourth quarter 2010 review indicated that we needed to strengthen the liability for a closed block of dementia policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $93 million in 2010 for this closed block of policies.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2011, to changes in severity and frequency of claims. For the years 2009 through 2011, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$23	$46	$70	$93
Increase by 1%	(23)	0	23	46	70
Unchanged	(45)	(23)	0	23	46
Decrease by 1%	(67)	(45)	(23)	0	23
Decrease by 2%	(89)	(67)	(45)	(23)	0

The table below reflects the growth of the future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2011	2010	2009
Aflac U.S.	$6,484	$6,078	$5,779
Growth rate	6.7%	5.2%	6.2%

Aflac Japan	$72,792	$66,023	$55,720
Growth rate	10.3%	18.5%	3.4%

Consolidated	$79,278	$72,103	$61,501
Growth rate	10.0%	17.2%	3.7%

Yen/dollar exchange rate (end of period)	77.74	81.49	92.10

Aflac Japan (in yen)	5,659	5,380	5,132
Growth rate	5.2%	4.8%	4.7%

The growth of total consolidated future policy benefits liability in dollars was primarily driven by the strengthening of the yen against the U.S. dollar in 2011 and 2010; however, it was offset in 2009 by the weakening of the yen against the U.S. dollar. The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

Other policy liabilities, which accounted for 12% of total policy liabilities as of December 31, 2011, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. See the Aflac Japan Segment subsection of this MD&A for further information.

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

New Accounting Pronouncements

During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. We will adopt amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts effective January 1, 2012. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. The guidance is effective on a prospective or retrospective basis. As of the date of adoption, approximately 70% of our deferred acquisition cost balance was related to compensation paid to third party agents for successful sales and remains deferrable under the amended accounting guidance. The remaining 30% of our deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance. We estimate that the retrospective adoption of this accounting standard effective January 1, 2012, will result in an after-tax cumulative reduction to opening retained earnings of $400 million to $500 million, or 3.6% to 4.5% of shareholder’s equity, as of December 31, 2010. We also estimate the adoption will result in an immaterial impact on net income in 2011 and 2012 and for all preceding years.

For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table is a presentation of items impacting net earnings and net earnings per diluted share for the years ended December 31.

Items Impacting Net Earnings

	In Millions			Per Diluted Share
	2011	2010	2009	2011	2010	2009
Net earnings	$1,964	$2,344	$1,497	$4.18	$4.95	$3.19
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(850)	(273)	(788)	(1.81)	(.58)	(1.67)
Impact of derivative and hedging activities	(159)	(1)	0	(.34)	.00	.00
Gain on extinguishment of debt	0	0	11	.00	.00	.02
Other	0	0	(3)	.00	.00	(.01)

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

Securities Transactions and Impairments

During 2011, we realized pretax investment losses of $1.9 billion ($1.2 billion after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. We realized pretax investment gains, net of losses, of $594 million ($386 million after-tax) from the sale of securities. The impairments and many of the sales were the result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers. Gains were primarily driven by the sale of U.S. Treasury strips and Japanese Government bonds (JGBs) that were part of a bond-swap program.

In 2010, we realized pretax investment losses of $459 million ($298 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment gains, net of losses, of $38 million ($25 million after-tax) from securities sold or redeemed in the normal course of business.

In 2009, we realized pretax investment losses of $1.4 billion ($884 million after-tax) as a result of the recognition of other-than-temporary impairment losses. We realized pretax investment losses of $101 million ($66 million after-tax) from the exchange of certain perpetual security investments into fixed-maturity securities. The losses were partially offset by pretax investment gains of $250 million ($162 million after-tax) that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment activities.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2011		2010		2009
Perpetual securities	$565		$160		$729
Corporate bonds	1,316		285		458
Collateralized debt obligations	0		0		148
Mortgage- and asset-backed securities	17		12		24
Municipalities	2		0		0
Equity securities	1		2		2

Total other-than-temporary impairment losses realized	$1,901	(1)	$459	(2)	$1,361	(2)

(1)	Includes $1.3 billion for credit-related impairments and $615 million from change in intent to sell securities
(2)	Consisted completely of credit-related impairments

Impact of Derivative and Hedging Activities

Effective January 1, 2010, we adopted updated accounting guidance which resulted in the consolidation of certain VIEs in which we have an investment. Upon consolidation, the beneficial interest in these VIEs was derecognized and the underlying collateral assets (fixed-maturity securities and perpetual securities) and corresponding foreign currency, interest rate and credit default swaps were recognized. The change in value of the swaps is recorded through current period earnings, and the change in value of the available-for-sale fixed-maturity and perpetual securities associated with these swaps is recorded through other comprehensive income. We realized pretax investment losses, net of gains, of $245 million ($159 million after-tax) in 2011 and $1 million ($.7 million after-tax) in 2010 from valuing foreign currency, interest rate and credit default swaps related to our consolidated VIEs. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Debt Extinguishment

We did not early extinguish any debt during 2011 or 2010. During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We realized a total gain from extinguishment of debt of 1.6 billion yen, or $17 million ($11 million after-tax), which we included in other income.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.4% in 2011, 34.6% in 2010 and 33.0% in 2009. The lower effective tax rate in 2009 primarily reflected the settlement of an examination by the Internal Revenue Service that reduced the tax liability by $24 million. Total income taxes were $1.0 billion in 2011, compared with $1.2 billion in 2010 and $738 million in 2009. Japanese income taxes on Aflac Japan’s results account for most of our consolidated income tax expense. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

We communicate earnings guidance in this report based on the growth in net earnings per diluted share. However, certain items that cannot be predicted or that are outside of management’s control may have a significant impact on actual results. Therefore, our comparison of net earnings includes certain assumptions to reflect the limitations that are inherent in projections of net earnings. In comparing period-over-period results, we exclude the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivatives and hedging activities) and nonrecurring items. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given year in relation to the prior year.

Subject to the preceding assumptions, our objective for 2011 was to increase net earnings per diluted share by 8% over 2010. We reported 2011 net earnings per diluted share of $4.18. Adjusting that number for after-tax realized investment losses ($2.15 per diluted share) and foreign currency translation (a gain of $.36 per diluted share), we met our objective for the year.

Our objective for 2012 is to increase net earnings per diluted share by 2% to 5% over 2011, excluding the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and foreign currency translation. This range reflects the impact of portfolio derisking and investing significant cash flows at low interest rates. Once the effects of our investment derisking activities and low interest rate yields on investments have been integrated into our financial results, we expect the rate of earnings growth in 2013 to improve over 2012. If we achieve our objective, the following table shows the likely results for 2012 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2012 Net Earnings Per Share (EPS) Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2011	Yen Impact on EPS
70.00	$7.02 - 7.21	10.9 - 13.9%	$.56
75.00	6.71 - 6.90	6.0 - 9.0	.25
79.73(2)	6.46 - 6.65	2.1 - 5.1	.00
80.00	6.45 - 6.64	1.9 - 4.9	(.01)
85.00	6.21 - 6.41	(1.9) - 1.1	(.25)

(1)	Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2012 and 2011
(2)	Actual 2011 weighted-average exchange rate

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

Aflac Japan Summary of Operating Results

(In millions)	2011	2010	2009
Premium income	$15,619	$13,487	$12,178
Net investment income:
Yen-denominated investment income	1,799	1,645	1,510
Dollar-denominated investment income	889	808	755

Net investment income	2,688	2,453	2,265
Other income (loss)	46	37	43

Total operating revenues	18,353	15,977	14,486

Benefits and claims	11,037	9,553	8,746
Operating expenses:
Amortization of deferred policy acquisition costs	686	597	523
Insurance commissions	1,179	1,103	1,060
Insurance and other expenses	1,593	1,441	1,357

Total operating expenses	3,458	3,141	2,940

Total benefits and expenses	14,495	12,694	11,686

Pretax operating earnings(1)	$3,858	$3,283	$2,800

Weighted-average yen/dollar exchange rate	79.73	87.69	93.49

	In Dollars			In Yen
Percentage change over previous year:	2011	2010	2009	2011	2010	2009
Premium income	15.8%	10.8%	14.1%	5.4%	3.8%	3.3%
Net investment income	9.6	8.3	10.3	(.4)	1.6	(.1)
Total operating revenues	14.9	10.3	13.7	4.5	3.4	3.0
Pretax operating earnings(1)	17.5	17.3	24.4	6.8	10.0	12.4

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The percentage increases in premium income in yen reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 7.0% in 2011, 4.6% in 2010 and 3.3% in 2009 reflect the high persistency of Aflac Japan’s business and the sales of new policies. Annualized premiums in force at December 31, 2011, were 1.34 trillion yen, compared with 1.26 trillion yen in 2010 and 1.20 trillion yen in 2009. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $17.3 billion in 2011, $15.4 billion in 2010, and $13.0 billion in 2009.

Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in 2011, 2010 and 2009. In years when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year, dollar-denominated investment income accounted for approximately 35% of Aflac Japan’s investment income during 2011, compared with 34% in 2010 and 36% in 2009.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year

(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2011	2010	2009	2011	2010	2009
Net investment income	(.4)%	1.6%	(.1)%	3.0%	3.8%	3.4%
Total operating revenues	4.5	3.4	3.0	5.1	3.8	3.5
Pretax operating earnings(1)	6.8	10.0	12.4	9.3	12.1	15.1

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)	Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2011	2010	2009
Benefits and claims	60.1%	59.8%	60.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.7	3.7	3.6
Insurance commissions	6.4	6.9	7.3
Insurance and other expenses	8.8	9.0	9.4

Total operating expenses	18.9	19.6	20.3
Pretax operating earnings(1)	21.0	20.6	19.3

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Aflac Japan’s financial results for 2011 reflected a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that occurred in Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, in 2011. The financial results also reflected .7 billion yen, or $8 million, of operating expenses in the first quarter of 2011 resulting from the earthquake and tsunami. Based on our claims experience to date and our claims estimates, we believe that our initial provision is adequate. The natural disaster and its related events have not had a material impact on our financial position or results of operations.

In the past several years, the benefit ratio for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, for several years, the rate of decline in Aflac Japan’s benefit ratio has moderated, due primarily to strong sales results in our ordinary products including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our third sector products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk subsection of this MD&A). Despite a slight increase in the benefit ratio in 2011, the decrease in the operating expense ratio resulted in an increase in the pretax operating profit margin, compared with 2010. In 2012, we expect to achieve our profit objectives through better-than-average premium growth associated with the life products and somewhat lower profit margins due to the change in business mix discussed above.

Aflac Japan Sales

In 2011, Aflac Japan generated its largest annual production in its 36-year history. Our upwardly revised objective for 2011 was for sales to be flat to up 5% in yen. New annualized premium sales significantly exceeded our expectations during 2011 and rose to 161.0 billion yen, an 18.6% increase compared with 2010. The following table presents Aflac Japan’s new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2011	2010	2009	2011	2010	2009
New annualized premium sales	$2,027	$1,554	$1,310	161.0	135.8	122.3
Increase (decrease) over prior year	30.5%	18.6%	17.5%	18.6%	11.0%	6.7%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2011	2010	2009
Medical	22%	34%	39%
Cancer	20	22	28
Ordinary life:
Child endowment	17	19	9
WAYS	26	9	6
Other ordinary life	10	12	14
Other	5	4	4

Total	100%	100%	100%

The bank channel generated new annualized premium sales of 46.5 billion yen in 2011, an increase of 133.9% over 2010. Bank channel sales generated 29% of new annualized premium sales for Aflac Japan in 2011, compared with 15% in 2010 and 6% in 2009. As the bank channel has become a larger contributor to sales, Aflac Japan has enhanced its product portfolio to better meet the needs of banks. These products include our child endowment product and WAYS, a product that we first introduced in 2006 and introduced to the bank channel in 2009. WAYS has been a primary driver of Aflac Japan’s sales increase in 2011. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. Sales of WAYS were 42.1 billion yen during 2011, an increase of 248.0% over 2010. Our profit margin on WAYS is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. Approximately 90% of customers at banks choose this payment option.

Cancer insurance sales increased 5.8% during 2011, compared with 2010. The increase primarily reflected sales of the new base cancer policy, DAYS, which was introduced at the end of March 2011, and DAYS PLUS, which upgrades older cancer policies. The enhancements in this new base policy are a response to the changes in cancer treatment as well as our commitment to being the number one provider of cancer insurance in Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Medical insurance sales decreased 22.7% during 2011, compared with 2010, primarily due to our traditional sales channels being focused on selling our DAYS and DAYS PLUS cancer policies. Despite the comparative sales decrease, we maintained our position as the number one seller of medical insurance policies in Japan. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Sales of our child endowment product increased 8.3% in 2011, compared with 2010, however on a quarterly basis subsequent to the first quarter of 2011, sales of this product have either declined or remained flat compared to the comparable period in 2010. Having sold the child endowment product for more than two years, we have already made a first attempt at selling this product to the eligible target market of families with young children. We expect child endowment sales to decline in 2012 as our distribution channels remain focused on selling WAYS and our new cancer product DAYS.

At December 31, 2011, we had agreements to sell our products at 370 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products.

We remain committed to selling through our traditional channels. These channels include affiliated corporate agencies, independent corporate agencies and individual agencies. In 2011, we recruited approximately 5,000 new sales agencies, an increase of 3.8% over 2010. At December 31, 2011, Aflac Japan was represented by more than 19,700 sales agencies and more than 120,700 licensed sales associates employed by those agencies.

We believe that there is still a continued need for our products in Japan. We expect that our strong sales results in 2011 will create difficult comparisons in 2012. Following strong sales growth in 2010 and 2011, our objective for 2012 is for new annualized premium sales to be in the range of down 2% to down 5% in Japan.

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

The following table presents the results of Aflac Japan’s investment yields for the years ended December 31.

	2011	2010	2009
New money yield – yen only	2.39%	2.39%	2.80%
New money yield – blended	2.48	2.63	3.03
Return on average invested assets, net of investment expenses	3.18	3.48	3.65

The decrease in the Aflac Japan’s blended new money yield reflects the low level of interest rates. At December 31, 2011, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.29%, compared with 3.56% a year ago. In order to address our challenge of investing in Japan’s low-interest-rate environment, in 2011 and 2010, we increased the amount Aflac Japan invested in higher-yielding dollar-denominated securities, including U.S. Treasury strips. We sold these U.S. Treasury strips at the end of 2011, when U.S. Treasury yields decreased, in order to realize investment gains.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($91.9 billion in 2011 and $78.4 billion in 2010) as of December 31.

Composition of Portfolio by Sector

	2011	2010
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	26.8%	34.9%
Government and agencies	32.5	21.6
Municipalities	.9	.8
Public utilities	11.8	12.8
Collateralized debt obligations	.0	.1
Sovereign and supranational	6.8	7.7
Mortgage- and asset-backed securities	1.4	1.9
Other corporate(2)	18.0	18.9

Total debt and perpetual securities	98.2	98.7
Equity securities and other	.2	.2
Cash and cash equivalents	1.6	1.1

Total investments and cash	100.0%	100.0%

(1)	Includes 6.9% and 9.3% of perpetual securities at December 31, 2011 and 2010, respectively.
(2)	Includes .4% of perpetual securities at December 31, 2011 and 2010.

Our highest sector concentrations are in government and agencies and banks and financial institution securities. In regards to banks and financial institutions, our investment discipline begins with a top-down approach. We first approve each country we invest in, and within those countries, we primarily invest in financial institutions that are strategically crucial to each country’s economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our second largest sector concentration, we achieve some degree of diversification through a geographically diverse universe of credit exposures. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 91% of Aflac Japan’s total debt and perpetual securities at December 31, 2011 and 2010, at amortized cost.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments at aggregate acquisition cost of approximately 2,012.0 billion yen in 2011 (approximately $25.5 billion), 790.4 billion yen in 2010 (approximately $9.1 billion), and 955.6 billion yen in 2009 (approximately $10.1 billion). The purchases in 2011 were largely related to a bond-swap program as discussed further below. During the three-year period ended December 31, 2011, there were no purchases of perpetual securities, and equity security purchases were immaterial.

The following table presents the composition of debt security purchases for Aflac Japan by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2011	2010	2009
Debt security purchases, at cost:
Banks/financial institutions	3.9%	8.5%	4.6%
Government and agencies	83.7	55.1	49.3
Municipalities	.7	2.5	3.3
Public utilities	2.4	11.4	14.4
Sovereign and supranational	.5	5.8	11.2
Mortgage- and asset-backed securities	.0	2.3	1.9
Other corporate	8.8	14.4	15.3

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities. The increase in purchases of securities in the government and agencies sector in 2011 was due to the investment in Japanese Government Bonds (JGBs) as part of a bond-swap program and as reinvestment of proceeds from sales of other securities. In addition, we purchased U.S. Treasury strips which were subsequently sold before the end of the year.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”)) or, if not rated, are assigned based on our internal analysis of such securities. For investment grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the highest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac Japan’s purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2011	2010	2009
AAA	7.0%	.8%	7.9%
AA	79.5	68.9	62.9
A	7.5	18.5	28.5
BBB	5.4	11.8	.7
BB or lower	.6	.0	.0

Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of attractive relative value that securities present while still meeting our investment policy guidelines for liquidity, safety and quality. The increase in purchases of AAA rated securities during 2011 was due to purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year. The increase in purchases of AA rated securities during 2011 was primarily due to the purchase of JGBs as discussed above. The purchases of BB or lower rated securities during 2011 was due to a limited program that we initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	2.4%	2.5%	3.1%	3.4%
AA	44.3	45.5	38.3	39.4
A	29.3	29.7	34.6	35.2
BBB	18.2	17.2	17.6	17.4
BB or lower	5.8	5.1	6.4	4.6

Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac Japan’s investments remained high. At the end of 2011, 94.2% of Aflac Japan’s debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

Japanese Economy

Japan’s economy experienced downward pressure in 2011 due to the effects of the earthquake and tsunami that occurred on March 11, 2011. However, according to monthly reports published by the Bank of Japan in 2011, the economy showed signs of the improvement in the months following the natural disaster. Production and exports increased at a moderate pace after declining sharply following the earthquake. In addition, both housing investment and private consumption showed signs of improvement. However, The Bank of Japan’s January 2012 Monthly Report of Recent Economic and Financial Developments stated that, due to effects of the slowdown in overseas economies and the appreciation of the yen, economic activity and production exports have been more or less flat as of the end of 2011. Signs of improvement are still present, as housing investment has generally increased, public investment has stopped declining, and private consumption has remained firm. The report projected that Japan’s economy is expected to gradually return to a moderate recovery path as the pace of recovery in overseas economies improves and reconstruction demand related to the tsunami and earthquake disaster gradually materializes. Exports and production are expected to remain more or less flat for the time being and increase moderately thereafter, housing investment and public investment are expected to increase gradually, and private consumption is expected to remain firm.

Japanese Regulatory Environment

Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA will apply a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012) and has encouraged the disclosure of the ratio as reference information as of fiscal year-end 2010 (March 31, 2011). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. As of December 31, 2011, Aflac Japan’s solvency margin ratio was 985.8% using the current calculation method and, disclosed as reference information, was 547.3% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.

In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. The ruling coalition is currently in discussions with the major opposition parties regarding the direction of postal reform going forward. Regardless, we believe that the Diet debate on postal reform is unlikely to change Aflac Japan’s relationship with the post office company.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Operating Earnings

Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S. for the years ended December 31.

Aflac U.S. Summary of Operating Results

(In millions)	2011	2010	2009
Premium income	$4,743	$4,586	$4,444
Net investment income	588	549	499
Other income	10	11	10

Total operating revenues	5,341	5,146	4,953

Benefits and claims	2,713	2,553	2,561
Operating expenses:
Amortization of deferred policy acquisition costs	416	433	419
Insurance commissions	546	534	508
Insurance and other expenses	749	702	689

Total operating expenses	1,711	1,669	1,616

Total benefits and expenses	4,424	4,222	4,177

Pretax operating earnings(1)	$917	$924	$776

Percentage change over previous year:

Premium income	3.4%	3.2%	4.0%
Net investment income	7.1	9.9	(1.1)
Total operating revenues	3.8	3.9	3.5
Pretax operating earnings(1)	(.8)	19.2	4.1

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 4.3% in 2011, .3% in 2010 and 3.5% in 2009. Annualized premiums in force at December 31 were $5.2 billion in 2011, compared with $5.0 billion in 2010 and 2009.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2011	2010	2009
Benefits and claims	50.8%	49.6%	51.7%
Operating expenses:
Amortization of deferred policy acquisition costs	7.8	8.4	8.5
Insurance commissions	10.2	10.4	10.3
Insurance and other expenses	14.0	13.6	13.8

Total operating expenses	32.0	32.4	32.6
Pretax operating earnings(1)	17.2	18.0	15.7

(1)	See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In 2010, the pretax operating profit margin and benefit ratio were positively impacted by the loss of a large payroll account, which resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with the account. As expected, our benefit ratio increased in 2011 toward more normal levels, compared with 2010. The expense ratio decreased in 2011; however, the offsetting increase in the benefit ratio resulted in a decline in the pretax operating profit margin, compared with 2010. In 2012, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2011.

Aflac U.S. Sales

In 2011, Aflac U.S. generated new annualized premium sales growth of 6.8%, compared with prior year, exceeding our annual sales expectation of flat to 5% sales growth. We believe this sales improvement reflects our intense focus on supporting our field force with enhanced products, including group products, and other resources that help our sales force approach selling in the current economic environment more effectively. The following table presents Aflac’s U.S. new annualized premium sales for the years ended December 31.

(In millions)	2011	2010	2009
New annualized premium sales	$1,476	$1,382	$1,453
Increase (decrease) over prior year	6.8%	(4.9)%	(6.4)%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.
	2011	2010	2009
Income-loss protection:
Short-term disability	18%	17%	18%
Life	6	6	6
Asset-loss protection:
Accident	30	30	30
Critical care(1)	24	23	23
Supplemental medical:
Hospital indemnity	16	18	17
Dental/vision	6	6	6

Total	100%	100%	100%

(1)	Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 5%, short-term disability sales increased 13%, critical care insurance sales (including cancer insurance) increased 11%, and hospital indemnity insurance sales decreased 6% in 2011, compared with 2010.

Our sales and marketing areas have synchronized their efforts by creating strategies that continue to benefit our sales results. In 2011, we pursued sales through “Smart Launches,” which are product-specific coordinated sales marketing efforts geared toward existing accounts. These efforts, which included strategic product pushes of enhanced products including dental and short-term disability, contributed to sales for our veteran agents selling to existing accounts.

As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. Field force recruiting continued to benefit from targeted national advertising campaigns that we began in January 2011. These campaigns contributed significantly to our 10.5% increase in recruits during 2011, compared with 2010. We recruited more than 24,400 new sales associates during 2011, resulting in approximately 74,800 licensed sales associates as of December 31, 2011.

In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. Insurance brokers have been a historically underleveraged sales channel for Aflac, so we have been developing relationships with brokers the past several years that complement our traditional distribution system. We have a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation.

Our group products sold through Aflac Group Insurance have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts.

In 2011, sales from Aflac Group Insurance increased 118.1%, compared with the prior year, to $181 million, representing 12% of new annualized premium sales for Aflac U.S.

Although we remain somewhat cautious in our short-term sales outlook for Aflac U.S., our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. The addition of the group product platform and our growing broker initiative only serve to enhance our ability to leverage the Aflac brand to reach employees at more companies, large and small, across the United States. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. For 2012, our objective is for Aflac U.S. new annualized premium sales to increase in the range of 3% to 8%.

Aflac U.S. Investments

The following table presents the results of Aflac’s U.S. investment yields for the years ended December 31.

	2011	2010	2009
New money yield	5.75%	5.82%	7.26%
Return on average invested assets, net of investment expenses	6.41	6.37	6.66

The decrease in the U.S. new money yield in 2011 reflects a low level of interest rates and tightening credit spreads. At December 31, 2011, the portfolio yield on Aflac’s U.S. portfolio was 6.72%, compared with 6.92% a year ago. We have investments that support $200 million of variable interest rate funding agreements issued by Aflac U.S. Because these investments do not support our core policyholder benefit obligations, the yield on these investments is not included in the Aflac U.S. portfolio yield or in the yields listed in the above table.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($9.2 billion in 2011 and $9.1 billion in 2010) as of December 31.

Composition of Portfolio by Sector

	2011	2010
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	20.8%	23.6%
Government and agencies	.2	.2
Municipalities	8.0	8.3
Public utilities	17.6	16.0
Sovereign and supranational	2.4	2.0
Mortgage- and asset-backed securities	.5	3.8
Other corporate	47.1	40.4

Total debt and perpetual securities	96.6	94.3
Cash and cash equivalents	3.4	5.7

Total investments and cash	100.0%	100.0%

(1)	Includes 1.9% and 2.6% of perpetual securities at December 31, 2011 and 2010, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments – Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.5 billion in 2011, $1.9 billion in 2010 and $1.0 billion in 2009. We purchased no perpetual or equity securities during the three-year period ended December 31, 2011. The following table presents the composition of debt security purchases for Aflac U.S. by sector, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2011	2010	2009
Debt security purchases, at cost:
Banks/financial institutions	4.5%	4.2%	12.5%
Municipalities	12.8	19.0	33.0
Public utilities	16.6	21.6	10.1
Sovereign and supranational	.0	.6	.7
Mortgage- and asset-backed securities	.0	.0	3.0
Other corporate	66.1	54.6	40.7

Total	100.0%	100.0%	100.0%

The change in allocation of purchases from year to year is based on diversification objectives, relative value and availability of investment opportunities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Fitch, Moody’s and S&P) or, if not rated, are assigned based on our internal analysis of such securities. For investment grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the highest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated, see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac’s U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2011	2010	2009
AAA	.1%	1.6%	4.9%
AA	12.1	21.5	17.8
A	50.5	53.6	61.4
BBB	37.3	23.3	15.9

Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of attractive relative value that securities present while still meeting our investment policy guidelines for liquidity, safety and quality.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.4%	5.2%	5.0%
AA	11.4	11.8	12.6	12.8
A	50.7	52.5	47.4	48.0
BBB	33.1	31.5	30.5	30.1
BB or lower	3.4	2.8	4.3	4.1

Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac U.S. investments remained high. At the end of 2011, 96.6% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

U.S. Economy

Operating in the U.S. economy continues to be challenging. We generated sales growth that exceeded our expectations for 2011, but even so, ongoing low confidence levels from consumers and small businesses coupled with fewer employees at the worksite continue to pose sales challenges. Our group products and growing relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach to do business with larger businesses. However, most of our business continues to revolve around small business owners and accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness, and both small-business owners and their workers are anxious about the future. Workers at small businesses are holding back on increasing their spending for voluntary insurance products. Although we believe that the weakened U.S. economy has dampened our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

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

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability and Oversight Council. The Council may designate by a two-thirds vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the Board), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. We believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $74 million in 2011, $67 million in 2010 and $77 million in 2009. Investment income included in reported corporate expenses was $10 million in 2011, $11 million in 2010 and $9 million in 2009.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2011, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2010.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	77.74		81.49

Investments and cash	$103,462	$3,810	$99,652
Deferred policy acquisition costs	10,654	356	10,298
Total assets	117,102	4,237	112,865
Policy liabilities	94,593	3,982	90,611
Total liabilities	103,596	4,253	99,343

(1)	The exchange rate at December 31, 2011, was 77.74 yen to one dollar, or 4.8% stronger than the December 31, 2010, exchange rate of 81.49.

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

The following table details investment securities by segment as of December 31.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2011	2010	2011		2010
Securities available for sale, at fair value:
Fixed maturities	$37,473	$39,485	$9,961	(1)	$8,750	(1)
Perpetual securities	6,271	7,233	168		279
Equity securities	25	23	0		0

Total available for sale	43,769	46,741	10,129		9,029

Securities held to maturity, at amortized cost:
Fixed maturities	47,009	30,084	0		0

Total held to maturity	47,009	30,084	0		0

Total investment securities	$90,778	$76,825	$10,129		$9,029

(1)	Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $138 in 2011 and $120 in 2010.

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

(In millions)	2011				2010
Yen/dollar exchange rates	62.74	77.74	(1)	92.74	66.49	81.49	(1)	96.49

Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$31,405	$25,345		$21,246	$35,905	$29,296		$24,742
Fixed maturities – consolidated variable interest entities	3,402	2,746		2,302	3,637	2,968		2,506
Perpetual securities	6,117	4,937		4,138	6,911	5,638		4,762
Perpetual securities – consolidated variable interest entities	1,477	1,192		999	1,745	1,424		1,203
Equity securities	24	19		16	23	19		16
Securities held to maturity:
Fixed maturities	57,451	46,366		38,867	36,119	29,470		24,889
Fixed maturities – consolidated variable interest entities	797	643		539	752	614		518
Cash and cash equivalents	1,737	1,402		1,175	939	766		647
Other financial instruments	183	147		124	153	125		105

Subtotal	102,593	82,797		69,406	86,184	70,320		59,388

Liabilities:
Notes payable	1,599	1,291		1,082	1,280	1,044		882
Japanese policyholder protection corporation	88	71		60	132	108		91

Subtotal	1,687	1,362		1,142	1,412	1,152		973

Net yen-denominated financial instruments	100,906	81,435		68,264	84,772	69,168		58,415
Other yen-denominated assets	11,487	9,271		7,771	10,338	8,435		7,124
Other yen-denominated liabilities	112,842	91,069		76,339	95,441	77,873		65,767

Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(449)	$(363)		$(304)	$(331)	$(270)		$(228)

(1)	Actual period-end exchange rate

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

We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the repatriation may be used to service Aflac Incorporated’s yen-denominated notes payable with the remainder converted into dollars.

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

	2011		2010
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$74,474	$65,219	$62,733	$55,518
Dollar-denominated	19,481	17,600	16,091	14,764
Perpetual securities:
Yen-denominated	6,129	5,669	7,062	6,444
Dollar-denominated	310	291	450	411

Total debt and perpetual securities	$100,394	$88,779	$86,336	$77,137

Interest rate and foreign currency swaps	$375	$212	$564	$(251)

Liabilities:
Notes payable(1)	$(3,536)	$(3,334)	$(3,248)	$(3,060)
Interest rate and foreign currency swaps	(401)	(563)	(398)	(8)
Japanese policyholder protection corporation	(71)	(71)	(108)	(108)

(1)	Excludes capitalized lease obligations

There are various factors that affect the fair value of our investment in debt and perpetual securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt and perpetual securities, while increases in market yields generally have a negative impact on the fair value of our debt and perpetual securities. However, we do not expect to realize a majority of any unrealized gains or losses because we generally have the intent and ability to hold such securities until a recovery of value, which may be maturity. For additional information on unrealized losses on debt and perpetual securities, see Note 3 of the Notes to the Consolidated Financial Statements.

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of Aflac Japan’s yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2011	2010
Yen-denominated debt and perpetual securities	13	12
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2011	2010
Dollar-denominated debt and perpetual securities	11	10
Policy benefits and related expenses to be paid in future years	7	7
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits

and Investment Yields

(Net of Investment Expenses)

	2011		2010		2009
	U.S.	Japan(1)	U.S.	Japan(1)	U.S.	Japan(1)
Policies issued during year:
Required interest on policy reserves	4.75%	2.25%	5.50%	2.39%	5.50%	2.51%
New money yield on investments	5.72	2.42	5.79	2.44	7.22	2.88
Policies in force at year-end:
Required interest on policy reserves	5.99	4.02	6.03	4.40	6.06	4.47
Return on average invested assets	6.41	3.18	6.37	3.48	6.66	3.65

(1)

Represents yen-denominated investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products, and dollar-denominated investments and related investment income

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. The decline in Aflac Japan’s required interest rates on policy reserves from 2010 to 2011 was the result of strengthening of future policy benefit reserves primarily for a closed block of cancer policies and a block of care policies. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan’s current net investment yield of 3.02%. These securities total $3.9 billion at amortized cost and have an average yield of 4.84%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

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

Credit Risk

Our investment activities expose us to credit risk, which is a consequence of extending credit and/or carrying investment positions. However, we continue to adhere to prudent standards for credit quality. We accomplish this by considering our product needs and overall corporate objectives, in addition to credit risk. In evaluating the initial rating, we look at the overall senior issuer rating, the explicit rating for the actual issue or the rating for the security class, and, where applicable, the appropriate designation from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). All of our securities have ratings from either a nationally recognized statistical rating organization, the SVO of the NAIC, or are assigned ratings by us based on NAIC rules. In addition, we perform extensive internal credit reviews to ensure that we are consistent in applying rating criteria for all of our securities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Fitch, Moody’s and S&P) or, if not rated, are assigned based on our internal analysis of such securities. For investment grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the highest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated, see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2011	2010	2009
AAA	6.6%	1.0%	7.6%
AA	75.8	60.7	58.9
A	9.9	24.5	31.4
BBB	7.2	13.8	2.1
BB or lower	.5	0.0	0.0

Total	100.0%	100.0%	100.0%

Purchases of securities from year to year are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during 2011 was due to an increase in purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year to generate investment gains. The increase in purchases of AA rated securities during 2011 was primarily due to purchases of JGBs as part of a bond-swap program and for asset liability management purposes. The purchases of BB or lower rated securities during 2011 was due to a limited program that we initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	2.3%	2.3%	3.3%	3.6%
AA	41.3	42.0	35.7	36.5
A	31.3	32.1	36.0	36.6
BBB	19.5	18.7	18.8	18.7
BB or lower	5.6	4.9	6.2	4.6

Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2011, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2011 and 2010. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.

Subordination Distribution of Debt and Perpetual Securities

	2011		2010
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$85,544	86.2%	$68,407	79.5%

Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	5,795	5.8	8,679	10.1
Upper Tier II	0	0.0	15	.0
Tier I(1)	555	0.6	613	.7
Surplus notes	335	0.3	335	.4
Trust preferred – non-banks	85	0.1	85	.1
Other subordinated – non-banks	51	0.1	52	.1

Total fixed maturities	6,821	6.9	9,779	11.4

Perpetual securities (economic maturity date):
Upper Tier II	4,285	4.3	4,957	5.7
Tier I	2,268	2.3	2,542	3.0
Other subordinated – non-banks	344	0.3	328	.4

Total perpetual securities	6,897	6.9	7,827	9.1

Total debt and perpetual securities	$99,262	100.0%	$86,013	100.0%

(1)	Includes trust preferred securities

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

Investment Concentrations

As of December 31, 2011, one of our largest investment industry sector concentrations was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations, and in 2011, concerns about the fiscal integrity of peripheral European sovereigns persisted due to the inability of Eurozone leaders to establish an effective solution. As a result, most financial institutions in the Euro area have faced both liquidity and asset valuation pressures. Greece, Ireland, and, most recently, Portugal were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, we believe nationalizations and burden-sharing among debt holders remain options of last resort.

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline and further discussion of our investment industry sector concentration in banks and financial institutions.

Our 20 largest global investment exposures as of December 31, 2011, were as follows:

Largest 20 Global Investment Positions

			Ratings
(In millions)	Amortized Cost	% of Total	Seniority	Moody‘s	S&P	Fitch
Japan National Government(1)	$29,244	29.5%	Senior	Aa3	AA-	AA-
Israel Electric Corp.	847	.9	Senior	Baa3	BB+	-
Republic of Tunisia(2)	823	.8	Senior	Baa3	BBB-	BBB-
Republic of South Africa	785	.8	Senior	A3	BBB+	BBB+
HSBC Holdings PLC	742	.8
HSBC Finance Corporation (formerly Household Finance)	643	.7	Senior	A3	A	AA-
HSBC Bank PLC	19	.0	Upper Tier II	A3	A-	A+
The Hongkong & Shanghai Banking Corporation Ltd.	80	.1	Upper Tier II	Aa3	-	-
Mizuho Financial Group Inc.	604	.6
Mizuho Bank, Mizuho Finance Cayman & Aruba	604	.6	Upper Tier II	A3	BBB+	-
UniCredit SpA	601	.6
UniCredit Bank Austria AG	11	.0	Lower Tier II	Aa3	AA+	-
UniCredit Bank AG (Hypovereinsbank)	216	.2	Lower Tier II	Baa2	BBB+	A
UniCredit Bank AG (HVB Funding Trust I, III & VI)	374	.4	Tier I	Baa3	BBB-	BBB
Bank of America Corp. (includes Merrill Lynch)	579	.6
Merrill Lynch & Co. Inc.	322	.3	Senior	Baa1	A-	A
Bank of America Corp.	257	.3	Lower Tier II	Baa2	BBB+	A-
BNP Paribas (includes Fortis)	579	.6
BNP Paribas	129	.2	Senior	Aa3	AA-	A+
Fortis Bank SA-NV	321	.3	Upper Tier II	A3	A-	BBB+
Fortis Luxembourg Finance SA	129	.1	Upper Tier II	A3	A-	BBB+
Bank of Tokyo-Mitsubishi UFJ Ltd.	579	.6
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	579	.6	Lower Tier II	A1	A	A-
Erste Group Bank AG	540	.5
Erste Group Bank	116	.1	Lower Tier II	A2	A-	A-
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)	424	.4	Tier I	Ba1	-	-
Investcorp SA	526	.5
Investcorp Capital Limited	526	.5	Senior	Ba2	-	BB+(3)
Sumitomo Mitsui Financial Group Inc.	514	.5
Sumitomo Mitsui Banking Corporation	128	.1	Lower Tier II	A1	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	386	.4	Upper Tier II	A2	BBB+	-
National Grid PLC	514	.5
National Grid Gas PLC	257	.2	Senior	A3	A-	A
National Grid Electricity Transmission PLC	257	.3	Senior	A3	A-	A
Telecom Italia SpA	514	.5
Telecom Italia Finance SA	514	.5	Senior	Baa2	BBB	BBB
Citigroup Inc.	507	.5
Citigroup Inc (includes Citigroup Global Markets Holdings Inc.)	506	.5	Senior	A3	A-	A
Citigroup Inc. (Citicorp)	1	.0	Lower Tier II	Baa1	BBB+	A-
JP Morgan Chase & Co. (including Bear Stearns)	504	.5
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	450	.5	Senior	Aa3	A	AA-
JPMorgan Chase & Co (FNBC)	26	.0	Senior	Aa1	A+	-
JPMorgan Chase & Co (Bank One Corp.)	17	.0	Lower Tier II	A1	A-	A+
JPMorgan Chase & Co (NBD Bank)	11	.0	Lower Tier II	Aa2	A	A+
Commonwealth Bank of Australia	502	.5
Commonwealth Bank of Australia	129	.1	Lower Tier II	Aa3	A-	AA-
Commonwealth Bank of Australia	257	.3	Upper Tier II	-	BBB	-
Bankwest	116	.1	Upper Tier II	Aa3	BBB	-
Credit Suisee Group	495	.5
Credit Suisse Group Capital	193	.2	Upper Tier II	A1	BBB	BBB+
Credit Suisse Group Capital	302	.3	Tier I	Baa1	BBB-	BBB+
Hutchison Whampoa LTD (CKI Holdings LTD)	493	.5
Hutchison Whampoa Finance (CI) Limited	92	.1	Senior	A3	A-	A-
HongKong Electric Finance Limited	15	.0	Senior	-	A+	-
Cheung Kong Infrastructure Finance	386	.4	Senior	-	A-	A-

Total	$40,492	40.8%

Total debt and perpetual securities	$99,262	100.0%

(1)	JGBs or JGB-backed securities
(2)	Deemed by the Company to be below investment grade
(3)	Downgraded to BB by Fitch in February 2012

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Included in our largest global investment holdings are positions that date back many years. Additionally, the concentration of certain of our holdings of individual credit exposures has grown over time through merger and consolidation activity. Beginning in 2005, we have generally limited our investment exposures to individual issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guidance was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.

In January and February 2012, Mizuho Financial Group Inc. announced the redemption of a total of 20 billion yen ($257 million using the yen/dollar exchange rate at December 31, 2011), on an amortized cost basis, of our perpetual security holdings; 10 billion yen will be redeemed on February 27, 2012, and 10 billion yen will be redeemed on March 27, 2012. These securities are being redeemed on their first economic maturity date.

Investments in Certain European Countries

With the periphery of Europe garnering the attention of markets, we are disclosing our exposure to Greece, Ireland, Italy, Portugal, and Spain. These countries are at the epicenter of the European debt crisis, and the developments affecting these countries in turn affect the other 12 countries inextricably linked to these five countries through their collective membership in the Economic and Monetary Union and resultant adoption of a single common currency – the euro.

The primary factor considered when determining domicile is the legal domicile of the issuer. However, other factors such as the location of a parent guarantor, the location of the company’s headquarters or major business operations (including location of major assets), location of primary market (including location of revenue generation) and specific country risk publicly recognized by rating agencies can influence the assignment of the country (or geographic) risk location. When the issuer is a special financing vehicle or a branch or subsidiary of a global company, then we consider any guarantees and/or legal, regulatory and corporate relationships of the issuer relative to its ultimate parent in determining the proper assignment of country risk.

Our direct investment exposure to Greece, Ireland, Italy, Portugal and Spain and the related maturities of those investments as of December 31 were as follows:

	2011
	One to Five Years		Five to Ten Years		After Ten Years		Total
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$170	$287	$170
Italy:							0
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	399	392	399	392
Portugal:
Public utilities	10	10	40	33	129	105	179	148
Spain:
Sovereign	0	0	148	162	0	0	148	162
Banks/financial institutions	34	35	0	0	45	45	79	80
Public utilities	0	0	0	0	476	422	476	422
Other corporate	34	33	0	0	243	212	277	245
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	257	209	257	209
Italy:
Sovereign	0	0	0	0	322	303	322	303
Banks/financial institutions	0	0	0	0	193	181	193	181
Public utilities	0	0	0	0	952	914	952	914
Other corporate	0	0	0	0	707	661	707	661
Portugal:
Public utilities	0	0	129	135	0	0	129	135
Spain:
Sovereign	0	0	0	0	489	470	489	470
Banks/financial institutions	0	0	0	0	450	356	450	356
Public utilities	0	0	0	0	450	447	450	447
Other corporate	0	0	0	0	257	241	257	241

Total gross and net funded exposure	$78	$78	$317	$330	$5,671	$5,142	$6,066	$5,550

			2010
	One to Five Years		Five to Ten Years		After Ten Years		Total
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Greece:
Banks/financial institutions	$0	$0	$0	$0	$1,152	$391	$1,152	$391
Ireland:
Banks/financial institutions	0	0	0	0	219	219	219	219
Italy:
Public utilities	0	0	0	0	15	16	15	16
Other corporate	0	0	0	0	258	278	258	278
Portugal:
Public utilities	10	11	40	37	0	0	50	48
Banks/financial institutions	92	91	0	0	368	307	460	398
Spain:
Sovereign	0	0	141	159	0	0	141	159
Banks/financial institutions	34	37	0	0	63	69	97	106
Public utilities	0	0	0	0	454	418	454	418
Other corporate	31	32	0	0	234	224	265	256
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	491	440	491	440
Italy:
Sovereign	0	0	0	0	307	306	307	306
Banks/financial institutions	0	0	0	0	184	183	184	183
Public utilities	0	0	0	0	908	925	908	925
Other corporate	0	0	0	0	675	661	675	661
Portugal:
Public utilities	0	0	123	136	123	129	246	265
Banks/ financial institutions	0	0	0	0	399	372	399	372
Other corporate	0	0	0	0	184	178	184	178
Spain:
Sovereign	0	0	0	0	589	623	589	623
Banks/financial institutions	0	0	0	0	429	397	429	397
Public utilities	0	0	0	0	430	439	430	439
Other corporate	0	0	0	0	245	254	245	254

Total gross and net funded exposure	$167	$171	$304	$332	$7,727	$6,829	$8,198	$7,332

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Greece, Ireland, Italy, Portugal and Spain represented 5% and 12% of total investments in the banks and financial institutions sector at December 31, 2011 and 2010, respectively, and 1% and 4% of total investments in debt and perpetual securities at December 31, 2011 and 2010, respectively. Any increases in amortized cost for these peripheral Eurozone investments in 2011 were due to the strengthening of the yen against the U.S. dollar.

Greece

During the second quarter of 2010, our investments in Greek financial institutions, Alpha Bank, EFG Eurobank Ergasias, and National Bank of Greece (NBG), all of which were Lower Tier II subordinated debt, were downgraded to below investment grade. As a result of the downgrades, we reclassified these investments from held to maturity to available for sale. At that time, we believed the downgrade of the Greek banks was largely related to the problems of the Greek government and its poor fiscal management, rather than the banks’ specific credit profiles. The three Greek bank issuers that comprised our Greek financial institution holdings had, on average, Tier I capital ratios higher than their peers in other troubled European sovereigns. Their capital was at a level that we felt could sustain deterioration in assets and operations that accompany economic conditions, such as those that the Greek economy was encountering in 2010 and those expected in the next few years. All three Greek banks had sufficient capital under the stress testing applied by the Committee of European Banking Supervisors (CEBS) in July 2010. However, the problems of the Greek government and related ratings downgrades have caused a decline in the confidence of depositors and capital market participants in the Greek banking system. As a result, the banks have significantly relied upon the European Central Bank (ECB) for liquidity via posting of collateral, which tends to be in the form of Greek Government Bonds (GGBs) or debt guaranteed by the sovereign. As of December 31, 2010, all of the Greek banks were current on their obligations to us. While these financial institutions had significant investments in GGBs, as of December 31, 2010, we believed that these institutions would be solvent even if there were a future restructuring of GGBs and they would have the ability to meet their obligations to us. In addition, as of December 31, 2010, we had the intent to hold these investments to recovery in value. As a result, we did not recognize an other-than-temporary impairment for these investments as of December 31, 2010.

Subsequent to December 31, 2010, Greece remained under pressure, which also continued to weigh on the Greek banks. Skepticism over the rigor of the capital stress test applied by the CEBS in July 2010 grew, as did fears of contagion as Ireland accepted a European Union – International Monetary Fund (EU-IMF) bailout program. On February 18, 2011, NBG announced its proposal for a “friendly merger” with Alpha Bank, but Alpha Bank rejected this proposal. However, this proposal highlighted risks that accompany consolidation among the top three banks in Greece. While the proposal could have created a national champion in Greek banking, it also would have concentrated ownership of GGBs in the combined entity and formed a very low-rated entity among our top ten largest investment holdings. Two rating agencies downgraded the Greek banks subsequent to downgrading the sovereign during the first quarter of 2011 (on January 17, 2011, and March 9, 2011). In the latter action, the rating agency lowered the ratings indicative of the banks’ intrinsic financial strength due to the persistent pressure on liquidity, asset quality and material exposure to GGBs. In light of the above increased risks and, in particular, the March 9, 2011 downgrade, we no longer supported our previous intent to hold our Greek bank investments to recovery in value. In March 2011, we sold our investment in Alpha Bank and recognized an investment loss of $177 million ($115 million after-tax), and we recognized other-than-temporary impairment losses of $397 million ($258 million after-tax) for the remaining two Greek bank holdings. In the second quarter of 2011, we sold our investment in EFG Eurobank Ergasias for $2 million more than its recorded impaired value, and we sold our remaining Greek bank investment, NBG, for $47 million less than its recorded impaired value. At the end of 2011, we had no direct exposure to Greece.

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

As of December 31, 2011, our total direct exposure to Ireland was $544 million at amortized cost, comprised of senior unsecured obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $257 million and $140 million, respectively, were rated below investment grade. We believe that these unrealized losses were more closely linked to the Irish government’s aggressive approach to addressing its debt burden, which included at one point potentially imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011, as the government has shifted its focus to reducing its debt burden related to the EU/IMF program rather than disrupt the progress made in restoring stability to the Irish banking sector. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of December 31, 2011, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of December 31, 2011. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $287 million as of December 31, 2011. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a Germany licensed and regulated financial institution. Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland’s bank re-structuring and capitalization plan. DEPFA has been current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody’s, S&P and Fitch, respectively, as of December 31, 2011.

There have been no additional ratings actions by Moody’s since it downgraded Ireland’s foreign currency long-term debt rating from Baa3 to Ba1 on July 12, 2011. Moody’s affirmed its rating of Ireland on February 13, 2012. S&P placed Ireland’s foreign currency long-term debt rating of BBB+ on negative watch on December 5, 2011 and subsequently removed the watch on January 13, 2012. On December 16, 2011, Fitch placed its foreign currency long-term debt rating of BBB+ for Ireland on negative watch. Fitch affirmed its rating of Ireland on January 27, 2012.

Italy

During the second half of 2011, the European sovereign crisis shifted focus from Greece and moved to other periphery European sovereigns, including Italy. We believe the focus on Italy has been driven by a combination of factors which, separately in a normal market environment, would have a limited impact on the fiscal profile and financing capabilities of a developed market government, like Italy’s. The factors include the EU leadership’s inability to solve the Greece fiscal problem, weak economic growth, a high overall debt profile, and a lack of political will to address the government’s budget.

As of December 31, 2011, our total direct exposure to Italy was $2.6 billion, at amortized cost. This exposure comprised $322 million of direct investment in the sovereign of Italy; a senior unsecured obligation of $193 million; and several utility and industrial companies of $967 million and $1.1 billion, respectively.

We expect the operating environment will be difficult in 2012 as Italy’s government implements austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Although there has been substantial improvement in the political environment and the fiscal outlook has improved recently, Italy’s economic and ratings profile is expected to remain under pressure in the short-term.

Corporates, especially utilities, domiciled in Italy will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to factors including high barriers to entry, necessity of product/service, good operating cash flow, leading market positions and well-diversified product and market mix.

Italy’s foreign currency long-term debt rating was downgraded by Moody’s from Aa2 to A2 on October 4, 2011 and was further downgraded one notch by Moody’s to A3 on February 13, 2012. S&P placed Italy’s long-term debt rating of A on negative watch on December 5, 2011 and subsequently downgraded the rating to BBB+ on January 13, 2012. Italy’s foreign currency long-term debt rating was downgraded by Fitch from AA- to A+ on October 7, 2011. Italy’s rating was again placed on negative watch by Fitch on December 16, 2011, and was subsequently downgraded to A- on January 27, 2012.

As of December 31, 2011, all of our Italian exposures were rated investment-grade and have been current on their obligations to us and we believe they have the ability to meet their obligations to us.

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

As of December 31, 2011, our total direct exposure to Portugal was $308 million, at amortized cost. All of this exposure is to electric utility issuers domiciled in Portugal, Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $129 million and $179 million, respectively, at amortized cost.

REN, an electric transmission operator, is currently rated Ba1/BBB-. As of December 31, 2011, our investment in REN was classified as below investment grade, although S&P maintains an investment grade rating. As of December 31, 2011, REN has been current on its obligations to us and we believe it has the ability to meet its obligations to us.

EDP, an integrated electric utility, is currently rated Ba1/BB+/BBB+. As of December 31, 2011, our investment in EDP was classified as investment grade and was current on all its obligations to us. In December 2011, a Chinese utility company, China Three Gorges, announced the acquisition of a majority stake in EDP as part of Portugal’s sale of strategic asset holdings. EDP’s debt rating from Moody’s had been Baa3 since July 8, 2011, however following Moody’s downgrade of Portugal to Ba3 on February 13, 2012, EDP’s debt rating was downgraded to Ba1 on February 16, 2012. S&P placed EDP’s foreign issuer credit rating on credit watch negative on December 8, 2011 and subsequently downgraded it from BBB to BB+ on February 1, 2012. Fitch downgraded EDP to BBB+ on April 4, 2011 and affirmed the ratings on December 23, 2011. Due to the downgrade by Moody’s on February 16, 2012, we will classify our investment in EDP as below investment grade effective February 2012.

Utilities domiciled in Portugal will continue to carry sovereign rating risk and could experience difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified markets.

Spain

During 2011, the Euro area sovereign crisis shifted to other periphery European sovereigns, including Spain. The factors influencing the crisis in Spain include the EU leadership’s inability to solve the Greece fiscal problem, high unemployment and other social burdens, the rapid decline of its real estate/construction sector, a high fiscal deficit and a difficulty at both the federal and regional level to address the government’s fiscal budget.

We expect the operating environment will be difficult in 2012 as Spain’s government implements austerity measures to reduce deficits at both the federal and regional level. In addition, meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Greater uncertainty over their fiscal profiles could make it difficult for most regional governments in Spain to obtain reasonable financing for existing and new debt facilities. Therefore, Spain’s and its regional government’s economic and ratings profile is expected to remain under pressure in the short-term.

As of December 31, 2011, our total direct exposure to Spain was $2.6 billion, at amortized cost. This exposure comprised $637 million of investments in sub-sovereign (i.e. regional governments) issuers; senior unsecured obligations of $193 million; several Lower Tier II obligations of $336 million; and Spain-domiciled utilities and industrials of $926 million and $534 million, respectively.

In the fourth quarter of 2011, one of our sub-sovereign investments in Spain, which had an amortized cost and fair value of $123 million and $135 million at December 31, 2010, respectively, was downgraded to below investment grade due to a decline in creditworthiness of the issuer. Prior to the end of the fourth quarter of 2011, we exercised our option to put this investment to the issuer at par due to the below-investment grade rating.

Corporates, especially utilities, domiciled in Spain will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to some or all of the following factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified product and market mix.

Spain’s foreign currency long-term debt rating was downgraded by Moody’s from Aa2 to A1 on October 18, 2011 and was further downgraded two notches by Moody’s to A3 on February 13, 2012. S&P placed Spain’s foreign currency long-term rating of AA- on negative watch on December 5, 2011 and subsequently downgraded the rating to A on January 13, 2012. Spain’s foreign currency long-term debt rating of AA- was placed on negative watch on December 16, 2011 and was subsequently downgraded to A on January 27, 2012.

As of December 31, 2011, all of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Monitoring and mitigating exposure

During most of 2011, we saw the Euro area sovereign crisis persist and escalate. As a result, we saw contagion risk expand from periphery Eurozone sovereign credits to also include core Eurozone sovereign credits. Apart from our direct investments in sovereign debt, we view our European financial holdings as our largest indirect exposure due to the high correlation between financials and the sovereign from both a ratings and economics perspective. Our other significant source of indirect exposure is via our investment in fixed income securities issued by integrated electric utilities and industrials domiciled in periphery Eurozone sovereigns. As of December 31, 2011, we had investments of $10.1 billion in European financials, $4.3 billion in periphery Eurozone utilities and $7.4 billion in periphery Eurozone industrials, at amortized cost. Our large and diversified exposure requires a considerable allocation of resources. In order to maintain up-to-date knowledge of conditions, we use a number of tools and resources including news reports, rating agency commentary and reports, company reports, third party research, and academic and regulator commentary. In addition, we regularly conduct teleconference and on-site interviews with executives of companies in which we have invested in Europe, rating agency analysts and Euro area regulatory officials to assist us in the monitoring and evaluation of conditions in the Euro area.

Due to the persistency of this crisis and the opportunity to obtain better financial data from the European Banking Authority (EBA) stress tests performed during the year, we performed a more intense and comprehensive stress test on all our financial institutional holdings. Our stress test incorporated the development of several negative events, including the restructuring of European periphery sovereigns and an overall deterioration in various capital ratios. The results of the test assisted us in identifying those credits more likely to experience a serious credit event resulting from a large restructuring event and considering implementing risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. It should be noted that the majority of our holdings are structured as private placements and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

Additionally, in the second half of 2011, we performed a general stress test of our entire investment portfolio based on the recurrence of conditions similar to those experienced in 2008. These conditions incorporated several events, including default of one or more of the Euro area sovereign credits, strengthening of the yen, recession in Japan, Europe and the United States, and a general contraction in available credit. The test contemplated both direct and indirect exposures. The results assisted us in identifying those credits more likely to experience a serious credit event in the coming quarters and possibly implementing risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. It should be noted that the majority of our holdings are structured as private placements and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

In addition, several of our fixed income investments issued by periphery European sub-sovereigns and periphery Eurozone domiciled utilities contain covenants that enable us to seek an early redemption of our security. The covenants contained in these instruments vary from put options that vest should the issuer be downgraded to below investment grade by a rating agency, obligations to maintain leverage below a certain level, obligations to maintain interest coverage ratios above a certain level or a combination of the above. On an amortized cost basis, as of December 31, 2011, we had $1.4 billion in securities issued by periphery sub-sovereigns and corporates containing below-investment-grade put options, of which $405 million were issued by sub-sovereign entities and $952 million were issued by corporate and utility companies. As of December 31, 2011, we had $862 million in securities issued by periphery corporate and utility companies that contained a leverage covenant, an interest coverage covenant, or a combination of both.

In February 2012, Moody’s announced that it will be reviewing several European banks for possible downgrades. The review is expected to be completed within 90 days. While the results of the review are not known at this time, early indications are that as much as $4.8 billion of amortized cost of our holdings are subject to these possible ratings actions.

Derisking

During 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was reducing our exposure to peripheral Eurozone banks and financial institutions and sovereign investments and perpetual securities. Our derisking activities in these categories, consisting of sales, redemptions, and impairments, are summarized as follows:

Investment Derisking Activities

	Year Ended December 31, 2011
	Balance, Beginning of Period		Realized Investment Gains (Losses)		Balance, End of Period
(In millions)	Par Value	Amortized Cost	Sales and Redemptions	Impairments	Par Value	Amortized Cost
Peripheral Eurozone banks/financial institutions, by country:
Ireland(1)	$1,220	$710	$(72)	$0	$544	$544
Greece	1,154	1,152	(222)	(397)	0	0
Portugal	859	859	7	(275)	0	0
Peripheral Eurozone sovereign investments, by country:
Spain	730	730	0	0	637	637

Perpetual securities:
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas)	$552	$448	$0	$(273)	$579	$190
Royal Bank of Scotland Group PLC	58	19	28	0	0	0
Lloyds Banking Group PLC(2)	33	7	18	0	0	0
Swedbank	356	299	2	0	244	185
HSBC Holdings PLC	166	155	4	(21)	136	99
BAWAG Capital Finance Jersey	172	120	0	(50)	180	77
Hypo Vorarlberg Capital Finance	135	108	0	(31)	141	83
KBL European Private Bankers S.A. (Part of KBC Group NV)	245	137	48	(24)	0	0
Barclays Bank PLC	310	293	0	(50)	322	255
Deutsche Bank AG	261	261	0	(58)	273	216
Nordea Bank Finland (Part of Nordea Bank AB)	123	123	0	(19)	129	110
Pohjola Bank PLC	123	123	0	(40)	129	89
Irish Life and Permanent PLC	454	112	(74)	0	0	0

(1)	Includes Irish Life and Permanent PLC perpetual securities shown at the bottom of the table
(2)	Remainder of exposure to this issuer does not consist of perpetual securities

Any increases in par value or amortized cost for the peripheral Eurozone or perpetual security investments were due to the strengthening of the yen against the U.S. dollar. As a result of our investment derisking activities, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries comprised 5.9% of total investments and cash, declining to 2.2% by the end of 2011. At the start of 2008, investments in perpetual securities comprised 14.7% of total investments and cash, declining to 6.8% by the end of 2011. At the start of 2008, investments in financial securities comprised 41.9% of total investments and cash, declining to 26.2% by the end of 2011. As a result of these derisking activities, we have no direct sovereign or financial investment exposure to Greece or Portugal, and we have only senior indebtedness in Ireland. As we pursue opportunistic investment transactions, we will continue to take actions to reduce our exposure to European debt.

We also focused on reducing our exposure to large concentrated positions that exceeded 10% of total adjusted capital (TAC) on a statutory accounting basis. During 2011, we reduced our exposure to Israel Electric by $125 million, the Republic of Tunisia by $107 million, HSBC by $108 million, Commerzbank by $283 million, and Bank of America Corp. by $97 million, on an amortized cost basis, through sales and impairments, resulting in a pretax net loss of $240 million ($156 million after-tax). In addition, maturities of certain securities further reduced our exposure to the Republic of Tunisia by $18 million and to Commerzbank by $125 million.

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

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2011		2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$45,475	$48,163	$31,098	$32,457
Perpetual securities	195	178	235	256
Equity securities	13	15	13	14

Total publicly issued	45,683	48,356	31,346	32,727

Privately issued securities:
Fixed maturities	46,890	45,792	47,088	46,367
Perpetual securities	6,702	6,261	7,592	7,256
Equity securities	9	10	9	9

Total privately issued	53,601	52,063	54,689	53,632

Total investment securities	$99,284	$100,419	$86,035	$86,359

The following table details our privately issued investment securities as of December 31.

Privately Issued Securities

(Amortized cost, in millions)	2011	2010
Privately issued securities as a percentage of total debt and perpetual securities	54.0%	63.6%

Privately issued securities held by Aflac Japan	$50,819	$51,70	2
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	51.2%	60.1%

Reverse-Dual Currency Securities (1)

(Amortized cost, in millions)	2011	2010
Privately issued reverse-dual currency securities	$12,655	$12,790
Publicly issued collateral structured as reverse-dual currency securities	2,958	2,844

Total reverse-dual currency securities	$15,613	$15,634

Reverse-dual currency securities as a percentage of total debt and perpetual securities	15.7%	18.2%

(1)	Principal payments in yen and interest payments in dollars

The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the allocation of new investments to JGBs during 2011.

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

Below-Investment-Grade and Split-Rated Securities

Below-investment-grade debt and perpetual securities represented 5.5% of total debt and perpetual securities at December 31, 2011, compared with 6.2% of total debt and perpetual securities at December 31, 2010, at amortized cost. Debt and perpetual securities classified as below investment grade at December 31, 2011 and 2010 were generally reported as available for sale and carried at fair value.

The below-investment-grade securities at December 31 shown in the following table were investment grade at the time of purchase and were subsequently downgraded.

Below-Investment-Grade Securities(1)

	December 31, 2011				December 31, 2010
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value		Amortized Cost		Fair Value		Unrealized Gain (Loss)
Israel Electric Corp.	$888	$847	$805	$(42)	$	*	$	*	$	*	$	*
Republic of Tunisia(2)	823	823	877	54		*		*		*		*
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas)(3)	579	190	190	0		368		264		186		(78)
Investcorp Capital Limited	526	526	441	(85)		504		504		337		(167)
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)(3)	450	424	253	(171)		*		*		*		*
Lloyds Banking Group PLC(4)	408	360	312	(48)		440		364		387		23
UPM-Kymmene	399	399	235	(164)		380		380		290		(90)
Ford Motor Credit Company	386	386	388	2		368		368		374		6
CSAV (Tollo Shipping Co. S.A.)	309	130	130	0		295		295		161		(134)
Bank of Ireland	257	257	140	(117)		*		*		*		*
Tokyo Electric Power Co., Inc.	232	235	211	(24)		*		*		*		*
BAWAG Capital Finance Jersey(3)	180	77	77	0		172		120		116		(4)
IKB Deutsche Industriebank AG	167	87	87	0		160		160		104		(56)
Hypo Vorarlberg Capital Finance(3)	141	83	86	3		135		108		97		(11)
Redes Energeticas Nacionais SGPS,S.A.	129	129	105	(24)		*		*		*		*
Finance For Danish Industry (FIH)	129	100	100	0		123		123		104		(19)
Irish Life and Permanent PLC(3)	0	0	0	0		454		112		112		0
EFG Eurobank Ergasias	0	0	0	0		417		416		131		(285)
NBG (National Bank of Greece)	0	0	0	0		368		368		146		(222)
Alpha Bank	0	0	0	0		368		368		115		(253)
Swedbank(3)	*	*	*	*		356		299		314		15
Hella KG Hueck & Co.	*	*	*	*		270		269		224		(45)
KBL European Private Bankers S.A. (Part of KBC Group NV)(3)	0	0	0	0		245		137		144		7
Allied Irish Banks PLC	0	0	0	0		245		77		77		0
Aiful Corporation	0	0	0	0		184		67		67		0
Royal Bank of Scotland Group PLC(3)	0	0	0	0		58		19		42		23
Commerzbank AG (formerly Dresdner Bank AG) (Tier 1 only)	0	0	0	0		53		55		46		(9)
Macy’s Inc.	*	*	*	*		53		58		58		0
Various Other Issuers (below $50 million in par value)(5)	394	362	330	(32)		386		366		326		(40)

Total	$6,397	$5,415	$4,767	$(648)		$6,402		$5,297		$3,958		$(1,339)

*	Investment grade at respective reporting date
(1)	Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2)	Deemed by the Company to be below investment grade
(3)	Perpetual security
(4)	Included perpetual securities at December 31, 2010
(5)	Includes 16 different issuers in 2011 and 19 different issuers in 2010

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of December 31, 2011, our investments in this program totaled $124 million at amortized cost.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. Our policy is to review each issue on a case-by-case basis to determine if a split-rated security should be classified as investment grade or below investment grade, and to assign a credit rating based on such internal analysis. Our review includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities totaled $2.7 billion as of December 31, 2011 and $2.4 billion as of December 31, 2010, and represented 3% of total debt and perpetual securities, at amortized cost, at December 31, 2011 and 2010. The 10 largest split-rated securities as of December 31, 2011, were as follows:

Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp.	$847	Below Investment Grade
SLM Corp.	416	Investment-Grade
Commerzbank AG	331	Investment-Grade
Bank of Ireland	257	Below Investment Grade
Swedbank(1)	139	Investment-Grade
Redes Energeticas Nacionais SGPS, S.A.	129	Below Investment Grade
Goldman Sachs Capital I	120	Investment-Grade
Dexia Overseas SA(1)	63	Below Investment Grade
Sparebanken Vest(1)	60	Investment-Grade
Macy’s Inc.	58	Investment-Grade

(1)	Perpetual security

Other-than-temporary Impairment

See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses

The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2011.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$46,719	$49,126	48.9%	$3,603	$1,196
Below-investment-grade securities	5,534	4,885	4.9	72	721
Held-to-maturity securities:
Investment-grade securities	47,009	46,383	46.2	992	1,618

Total	$99,262	$100,394	100.0%	$4,667	$3,535

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2011.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$11,576	$1,196	$3,106	$125	$416	$49	$8,054	$1,022
Below-investment-grade securities	3,225	721	802	95	282	25	2,141	601
Held-to-maturity securities:
Investment-grade securities	18,034	1,618	4,388	117	1,634	111	12,012	1,390

Total	$32,835	$3,535	$8,296	$337	$2,332	$185	$22,207	$3,013

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2011.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$11,576	$1,196	$10,318	$870	$1,258	$326	$0	$0
Below-investment-grade securities	3,225	721	2,081	249	1,144	472	0	0
Held-to-maturity securities:
Investment-grade securities	18,034	1,618	15,532	955	2,502	663	0	0

Total	$32,835	$3,535	$27,931	$2,074	$4,904	$1,461	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2011.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Erste Group Bank AG (Lower Tier II & Tier I(1) )	BB	$540	$369	$(171)
UPM-Kymmene	BB	399	235	(164)
SLM Corp.	BBB	416	253	(163)
Bank of Ireland	BB	257	140	(117)
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings N.V.)	A	579	466	(113)
Bank of America Corp. (includes Merrill Lynch)	A	579	481	(98)
Investcorp Capital Limited	BB	526	441	(85)
Deutsche Postbank AG	BBB	309	231	(78)
UniCredit SpA (includes HVB and Bank Austria)	BBB	601	524	(77)
Nordea Bank AB(1)	BBB	441	368	(73)

(1)	Perpetual security

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

Due to our reliance on third-party pricing services to provide valuations on 49% of our Level 2 portfolio, we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians’ Service Organization Control (SOC 1) report for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.

See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of December 31, 2011.

Cash and cash equivalents totaled $2.2 billion, or 2.2% of total investments and cash, as of December 31, 2011, compared with $2.1 billion, or 2.4%, at December 31, 2010. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities sections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2011	2010	% Change
Aflac Japan	$7,733	$6,964	11.0	%(1)
Aflac U.S.	2,921	2,770	5.5

Total	$10,654	$9,734	9.5%

(1)	Aflac Japan’s deferred policy acquisition costs increased 5.9% in yen during the year ended December 31, 2011.

The increase in deferred policy acquisition costs was primarily driven by new annualized premium sales and the strengthening of the yen against the U.S. dollar. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our deferred policy acquisition costs, and see the New Accounting Pronouncements subsection of this MD&A for a discussion of changes to the accounting policy for DAC effective January 1, 2012.

Policy Liabilities

The following table presents policy liabilities by segment for the years ending December 31.

(In millions)	2011	2010	% Change
Aflac Japan	$86,522	$74,872	15.6	%(1)
Aflac U.S.	8,069	7,581	6.4
Other	2	3	(33.3)

Total	$94,593	$82,456	14.7%

(1)	Aflac Japan’s policy liabilities increased 10.2% in yen during the year ended December 31, 2011.

The increase in policy liabilities was primarily the result of growth and aging of our in-force business and the strengthening of the yen against the U.S. dollar. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable

Notes payable totaled $3.3 billion at December 31, 2011, compared with $3.0 billion at December 31, 2010. In September 2011, the Parent Company redeemed 35 billion yen (approximately $459 million using the exchange rate on the date of redemption) of Uridashi notes upon their maturity. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $643 million using the December 31, 2011, exchange rate). The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 21.0% as of December 31, 2011, compared with 21.7% as of December 31, 2010.

In February 2012, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 13 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) includes government fiscal measures supporting the LIPPC through March 2012. On December 27, 2011, Japan’s FSA announced plans to enhance the stability of the LIPPC by extending the government’s fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012, to extend the government’s fiscal support framework.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2011, 2010 and 2009. We recognized an immaterial amount in net earnings for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan in certain quarters of 2011 and 2009.

As mentioned in the Notes Payable section in this MD&A, the Parent Company issued $750 million of senior notes in February 2012. We have entered into cross-currency swaps to convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations and will designate this debt obligation as part of our net investment hedge.

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

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2011	2010
Aflac Japan yen-denominated net assets	$3,657	$3,282
Parent Company yen-denominated net liabilities	(1,258)	(1,041)

Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,399	$2,241

Cash Flow Hedges

Effective January 1, 2010, as a result of the adoption of new accounting guidance and the corresponding consolidation of additional VIEs, we have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. During 2011, we de-designated certain of the derivatives used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The $7 million after-tax gain recorded in accumulated other comprehensive income for these swaps is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial during 2011. As of December 31, 2011, a couple of the freestanding foreign currency swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates still qualified for hedge accounting. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We entered into interest rate swap agreements related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011, and we had interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that matured in September 2011. By entering into these contracts, we swapped the variable interest rates to a fixed interest rate of 1.475% for the Samurai notes and 1.52% for the Uridashi notes. We designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. These hedges were effective during the three-year period ended December 31, 2011. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31:

Liquidity Provided by Aflac to Parent Company

(In millions)	2011	2010	2009
Dividends declared or paid by Aflac	$282	$370	$464
Management fees paid by Aflac	230	205	124

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In May 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. As of December 31, 2011, we had issued $2.0 billion of senior notes under this registration statement, and in February 2012, we issued an additional $750 million of senior notes. In November 2009, we filed a shelf registration statement with Japanese regulatory authorities that allowed us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through November 2011. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes under this registration statement. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The principal sources of cash for our insurance operations are premiums and investment income. The primary uses of cash by our insurance operations are investments, policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

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

Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at December 31, 2011. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2011. We translated our yen-denominated obligations using the December 31, 2011, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)	$79,278		$342,337	$11,022	$21,728	$21,223	$288,364
Unpaid policy claims liability (Note 7)	3,981		3,969	2,983	605	224	157
Long-term debt -principal (Note 8)	3,275		3,281	342	440	799	1,700
Long-term debt -interest (Note 8)	33		2,245	161	313	278	1,493
Policyholder protection corporation (Note 2)	71		71	45	26	0	0
Operating service agreements (Note 14)	N/A	(2)	631	160	418	53	0
Operating lease obligations (Note 14)	N/A	(2)	168	62	62	29	15
Capitalized lease obligations (Note 8)	10		10	3	5	1	1

Total contractual obligations	$86,648		$352,712	$14,778	$23,597	$22,607	$291,730

Liabilities for unrecognized tax benefits in the amount of $21 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.

(1)	Liability amounts are those reported on the consolidated balance sheet as of December 31, 2011.
(2)	Not applicable

The distribution of payments for future policy benefits is an estimate of all future benefit payments for policies in force as of December 31, 2011. These projected values contain assumptions for future policy persistency, mortality and morbidity. The distribution of payments for unpaid policy claims includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of both future policy benefits and unpaid policy claims payments may differ significantly from the estimates above. We anticipate that the future policy benefit liability of $79.3 billion at December 31, 2011, along with future net premiums and investment income, will be sufficient to fund future policy benefit payments.

The distribution of payments due in less than one year for long-term debt consists of 26.6 billion yen for our Samurai notes (approximately $342 million using the December 31, 2011, exchange rate) that are due in June 2012. We issued $750 million of senior notes in February 2012 and plan to use the proceeds to redeem these Samurai notes upon their maturity.

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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2011	2010	2009
Operating activities	$10,842	$6,989	$6,161
Investing activities	(10,829)	(7,432)	(5,476)
Financing activities	64	161	699
Exchange effect on cash and cash equivalents	51	80	(2)

Net change in cash and cash equivalents	$128	$(202)	$1,382

Operating Activities

Consolidated cash flow from operations increased 55% in 2011, compared with 2010. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2011	2010	2009
Aflac Japan	$10,246	$6,327	$5,177
Aflac U.S. and other operations	596	662	984

Total	$10,842	$6,989	$6,161

The increase in Aflac Japan operating cash flows during 2011 was largely due to the receipt of discounted advance premiums from policyholders in conjunction with their purchase of certain Aflac Japan insurance products and due to the strengthening of the yen against the U.S. dollar. Aflac U.S. operating cash flows have been reduced by the payout of lump-sum return-of-premium benefits to policyholders on a closed block of U.S. cancer insurance business. These benefit payouts began in 2008 and will significantly decline in 2012 and beyond. We paid out $72 million in 2011, $104 million in 2010, and $152 million in 2009, and we anticipate paying out an additional $25 million over the next year.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2011	2010	2009
Aflac Japan	$(10,246)	$(6,221)	$(5,156)
Aflac U.S. and other operations	(583)	(1,211)	(320)

Total	$(10,829)	$(7,432)	$(5,476)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 27% of the annual average investment portfolio of debt and perpetual securities available for sale during the year ended December 31, 2011, compared with 7% in 2010 and 12% in 2009. The relatively higher dispositions before maturity in 2011 were due to a bond-swap program that generated investment gains and were also the result of an asset liability management strategy.

Financing Activities

Consolidated cash provided by financing activities was $64 million in 2011, $161 million in 2010, and $699 million in 2009. Cash returned to shareholders through dividends and treasury stock purchases was $860 million in 2011 and $656 million in 2010, compared with $524 million of dividends in 2009.

In September 2011, we redeemed 35 billion yen of our Uridashi notes upon their maturity. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $643 million using the December 31, 2011, exchange rate). See Note 8 of the Notes to the Consolidated Financial Statements for further information on this debt issuance.

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

In February 2012, the Parent Company issued $400 million and $350 million of senior notes that are due in February 2017 and February 2022, respectively. We plan to use proceeds from this debt offering to redeem 26.6 billion yen (approximately $342 million using the December 31, 2011, exchange rate) of Samurai notes when they mature in June 2012.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2011.

The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2011	2010	2009
Treasury stock purchases	$308	$121	$10

Number of shares purchased:
Open market	6,000	2,000	0
Other	182	192	264

Total shares purchased	6,182	2,192	264

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2011	2010	2009
Stock issued from treasury:
Cash financing	$26	$45	$17
Noncash financing	57	2	11

Total stock issued from treasury	$83	$47	$28

Number of shares issued	1,852	1,834	1,043

Beginning in February 2009 when the market value of our stock fell below our weighted-average cost of treasury shares, we discontinued issuing shares from treasury and all shares purchased with dividends, as well as those shares used for internal stock award plans, were all purchased on the open market. Beginning again in 2011, these types of stock issuances, considered non-cash, were once again issued using treasury shares.

Under share repurchase authorizations from our board of directors, we purchased 6.0 million shares of our common stock in the open market in 2011, compared with 2.0 million shares in 2010. During 2009, we did not purchase any shares of our common stock under our share repurchase program. See Note 10 of the Notes to the Consolidated Financial Statements for additional information. As of December 31, 2011, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Cash dividends paid to shareholders in 2011 of $1.23 per share increased 7.9% over 2010. The 2010 dividend paid of $1.14 per share increased 1.8% over 2009. The following table presents the dividend activity for the years ended December 31.

(In millions)	2011	2010	2009
Dividends paid in cash	$552	$535	$524
Dividends declared but not paid	0	0	(131)
Dividends through issuance of treasury shares	23	0	0

Total dividends to shareholders	$575	$535	$393

In January 2012, the board of directors declared the first quarter 2012 cash dividend of $.33 per share. The dividend is payable on March 1, 2012, to shareholders of record at the close of business on February 15, 2012.

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

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was 493% as of December 31, 2011. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2011, Aflac’s total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by $1.2 billion and $1.9 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. Currently, the NAIC has an ongoing Solvency Modernization Initiative (SMI) relating to updating the U.S. insurance solvency regulation framework. The SMI will focus on key issues such as capital requirements, governance and risk management, actuarial, and accounting matters.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory

Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. As of December 31, 2011, Aflac Japan’s solvency margin ratio was 985.8% using the current calculation method, which significantly exceeded regulatory minimums, and was 547.3% under the new standards, disclosed as reference information. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the sensitivity of the solvency margin ratio and the low interest rate environment, we increased our allocation of JGBs classified as held to maturity during the third and fourth quarters of 2011. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate changes.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2011	2010	2009
Aflac Japan management fees paid to Parent Company	$28	$30	$26
Expenses allocated to Aflac Japan	43	37	37
Aflac Japan profit remittances to Aflac U.S. in dollars	143	317	230

Aflac Japan profit remittances to Aflac U.S. in yen	11.0	28.7	20.0

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2011, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have audited Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia

February 24, 2012

Aflac Incorporated and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

(In millions, except for share and per-share amounts)	2011	2010	2009
Revenues:
Premiums, principally supplemental health insurance	$20,362	$18,073	$16,621
Net investment income	3,280	3,007	2,765
Realized investment gains (losses):
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,901)	(459)	(1,387)
Other-than-temporary impairment losses recognized in other comprehensive income	0	0	26

Other-than-temporary impairment losses realized	(1,901)	(459)	(1,361)
Sales and redemptions	594	38	149
Derivative and other gains (losses)	(245)	(1)	0

Total realized investment gains (losses)	(1,552)	(422)	(1,212)
Other income	81	74	80

Total revenues	22,171	20,732	18,254

Benefits and expenses:
Benefits and claims	13,749	12,106	11,308
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,102	1,030	942
Insurance commissions	1,725	1,637	1,568
Insurance expenses	2,225	2,062	1,977
Interest expense	196	149	72
Other operating expenses	182	163	152

Total acquisition and operating expenses	5,430	5,041	4,711

Total benefits and expenses	19,179	17,147	16,019

Earnings before income taxes	2,992	3,585	2,235

Income tax expense:
Current	891	862	830
Deferred	137	379	(92)

Total income taxes	1,028	1,241	738

Net earnings	$1,964	$2,344	$1,497

Net earnings per share:
Basic	$4.21	$5.00	$3.21
Diluted	4.18	4.95	3.19

Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,519	469,038	466,552
Diluted	469,370	473,085	469,063

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets

December 31,

(In millions)	2011		2010
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $40,534 in 2011 and $43,133 in 2010)	$42,222		$43,100
Fixed maturities - consolidated variable interest entities (amortized cost $4,822 in 2011 and $4,969 in 2010)	5,350		5,255
Perpetual securities (amortized cost $5,365 in 2011 and $6,209 in 2010)	5,149		5,974
Perpetual securities - consolidated variable interest entities (amortized cost $1,532 in 2011 and $1,618 in 2010)	1,290		1,538
Equity securities (cost $22 in 2011 and 2010)	25		23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $45,817 in 2011 and $29,899 in 2010)	46,366		29,470
Fixed maturities - consolidated variable interest entities (fair value $566 in 2011 and $570 in 2010)	643		614
Other investments	168		135
Cash and cash equivalents	2,249		2,121

Total investments and cash	103,462		88,230
Receivables	680		661
Accrued investment income	802		738
Deferred policy acquisition costs	10,654		9,734
Property and equipment, at cost less accumulated depreciation	617		620
Other	887	(1)	1,056	(1)

Total assets	$117,102		$101,039

(1)	Includes $375 in 2011 and $564 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

December 31,

(In millions, except for share and per-share amounts)	2011	2010
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$79,278	$72,103
Unpaid policy claims	3,981	3,719
Unearned premiums	1,704	1,197
Other policyholders’ funds	9,630	5,437

Total policy liabilities	94,593	82,456
Notes payable	3,285	3,038
Income taxes	2,613	1,969
Payables for return of cash collateral on loaned securities	838	191
Other	2,267 (2)	2,329 (2)
Commitments and contingent liabilities (Note 14)

Total liabilities	103,596	89,983

Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2011 and 2010; issued 663,639 shares in 2011 and 662,660 shares in 2010	66	66
Additional paid-in capital	1,408	1,320
Retained earnings	15,583	14,194
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	1,109	926
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	1,143	36
Unrealized gains (losses) on other-than-temporarily impaired securities	0	(3)
Unrealized gains (losses) on derivatives	9	31
Pension liability adjustment	(171)	(128)
Treasury stock, at average cost	(5,641)	(5,386)

Total shareholders’ equity	13,506	11,056

Total liabilities and shareholders’ equity	$117,102	$101,039

(2)	Includes $531 in 2011 and $741 in 2010 of derivatives from consolidated variable interest entities

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

(In millions, except for per-share amounts)	2011	2010	2009
Common stock:
Balance, beginning of period	$66	$66	$66

Balance, end of period	66	66	66

Additional paid-in capital:
Balance, beginning of period	1,320	1,228	1,184
Exercise of stock options	21	59	11
Share-based compensation	37	37	35
Gain (loss) on treasury stock reissued	30	(4)	(2)

Balance, end of period	1,408	1,320	1,228

Retained earnings:
Balance, beginning of period	14,194	12,410	11,306
Cumulative effect of change in accounting principle, net of income taxes	0	(25)	0
Net earnings	1,964	2,344	1,497
Dividends to shareholders ($1.23 per share in 2011, $1.14 per share in 2010, and $.84 per share in 2009)	(575)	(535)	(393)

Balance, end of period	15,583	14,194	12,410

Accumulated other comprehensive income (loss):
Balance, beginning of period	862	29	(582)
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	0	(320)	0
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	183	470	26
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	0	180	0
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	1,107	478	587
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	3	13	(16)
Unrealized gains (losses) on derivatives during period, net of income taxes	(22)	33	0
Pension liability adjustment during period, net of income taxes	(43)	(21)	14

Balance, end of period	2,090	862	29

Treasury stock:
Balance, beginning of period	(5,386)	(5,316)	(5,335)
Purchases of treasury stock	(308)	(121)	(10)
Cost of shares issued	53	51	29

Balance, end of period	(5,641)	(5,386)	(5,316)

Total shareholders’ equity	$13,506	$11,056	$8,417

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

(In millions)	2011	2010	2009
Cash flows from operating activities:
Net earnings	$1,964	$2,344	$1,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	2,940	1,078	406
Increase in deferred policy acquisition costs	(574)	(416)	(358)
Increase in policy liabilities	4,685	3,448	3,019
Change in income tax liabilities	251	128	139
Realized investment (gains) losses	1,552	422	1,212
Other, net	24	(15)	246

Net cash provided (used) by operating activities	10,842	6,989	6,161

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	14,385	2,724	4,798
Fixed maturities matured or called	170	1,243	1,976
Perpetual securities sold	690	700	595
Equity securities sold	0	328	2
Securities held to maturity:
Fixed maturities matured or called	728	196	212
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(8,392)	(9,943)	(7,521)
Equity securities acquired	0	(330)	(2)
Securities held to maturity:
Fixed maturities acquired	(18,995)	(2,010)	(4,167)
Purchase of subsidiary	0	0	(83)
Cash received as collateral on loaned securities, net	647	(312)	(1,214)
Other, net	(62)	(28)	(72)

Net cash provided (used) by investing activities	(10,829)	(7,432)	(5,476)

Cash flows from financing activities:
Purchases of treasury stock	(308)	(121)	(10)
Proceeds from borrowings	620	748	1,405
Principal payments under debt obligations	(462)	(451)	(560)
Dividends paid to shareholders	(552)	(535)	(524)
Change in investment-type contracts, net	733	419	364
Treasury stock reissued	26	45	17
Other, net	7	56	7

Net cash provided (used) by financing activities	64	161	699

Effect of exchange rate changes on cash and cash equivalents	51	80	(2)

Net change in cash and cash equivalents	128	(202)	1,382
Cash and cash equivalents, beginning of period	2,121	2,323	941

Cash and cash equivalents, end of period	$2,249	$2,121	$2,323

Supplemental disclosures of cash flow information:
Income taxes paid	$828	$1,017	$627
Interest paid	191	134	61
Impairment losses included in realized investment losses	1,901	459	1,361
Noncash financing activities:
Capitalized lease obligations	6	3	2
Treasury stock issued for:
Associate stock bonus	32	0	7
Shareholder dividend reinvestment	23	0	0
Share-based compensation grants	2	2	4

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

(In millions)	2011	2010	2009
Net earnings	$1,964	$2,344	$1,497

Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(2)	131	65
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	566	370	(342)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	1,154	421	1,217
Unrealized gains (losses) on derivatives during period	(33)	51	0
Pension liability adjustment during period	(65)	(32)	22

Total other comprehensive income (loss) before income taxes	1,620	941	962
Income tax expense (benefit) related to items of other comprehensive income (loss)	392	(32)	351

Other comprehensive income (loss), net of income taxes	1,228	973	611

Total comprehensive income (loss)	$3,192	$3,317	$2,108

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan’s revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company’s total revenues in 2011 and 2010, compared with 73% in 2009. The percentage of the Company’s total assets attributable to Aflac Japan was 87% at December 31, 2011, and 86% at December 31, 2010.

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

Aflac Japan maintains an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars. Since the functional currency of this portfolio is the U.S. dollar, there is no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changes. However, the foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses is recognized in income tax expense on other comprehensive income.

We have designated a majority of the yen-denominated Uridashi and Samurai notes and yen-denominated loans issued by the Parent Company as a hedge of our investment in Aflac Japan. Outstanding principal and related accrued interest on these items are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments are recorded through other comprehensive income and are included in accumulated other comprehensive income.

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

We have investments in variable interest entities (VIEs). In periods prior to 2010, qualified special purpose entities (QSPEs), a type of VIE, were exempt from consolidation; however, other VIEs were evaluated for consolidation based on the variable interest created by the VIE. Our investments in VIEs and QSPEs were accounted for as fixed-maturity or perpetual securities. The majority of our investments in VIEs and QSPEs were held in our available-for-sale portfolio.

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

The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. Our credit analysts/research personnel routinely monitor and evaluate the difference between the amortized cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in fair value is other than temporary. For investments with a fair value below amortized cost, the determination of whether the impairment is other than temporary is subjective and involves the consideration of various factors and circumstances, which includes but is not limited to the following:

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	future prospects of the issuer

•	regulatory, legislative and political environment

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	other factors as may become available from time to time

•	our intent or need to dispose of the security prior to recovery of its fair value to amortized cost

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

Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer.

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

Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, credit default swaps (CDSs) and/or foreign currency swaps. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable rate notes.

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

For those relationships where we seek hedge accounting, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and nonderivatives used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.

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

We have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans (see Note 8) as nonderivative hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income).

For further information regarding derivatives and hedging, see Note 4.

Deferred Policy Acquisition Costs: The costs of acquiring new business are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual premium income to total anticipated premium income. Anticipated premium income is estimated by using the same mortality, persistency and interest assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain incremental direct and allocated policy issue, underwriting and marketing expenses. All of these costs vary with and are primarily related to the production of new business.

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

See the New Accounting Pronouncements section of Note 1 for a discussion on accounting guidance that will change our accounting policy for deferred acquisition costs effective January 1, 2012.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a deferred tax benefit of $152 million in 2011, compared with a deferred tax benefit of $322 million in 2010 and a deferred tax expense of $12 million in 2009 for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 34% in 2011, 31% in 2010, and 35% in 2009.

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

Accounting Pronouncements Pending Adoption

Presentation of comprehensive income: In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The amendment also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented in the statements where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB temporarily deferred the effective date of this additional requirement. The adoption of this guidance will not have an impact on our financial position or results of operations.

Fair value measurements and disclosures: In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. Most of the amendments are clarifications of the FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The new fair value measurement disclosures include additional quantitative and qualitative disclosures for Level 3 measurements, including a qualitative sensitivity analysis of fair value to changes in unobservable inputs, and categorization by fair value hierarchy level for items for which the fair value is only disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. We expect that the adoption of this guidance will impact our financial statement disclosures, but it will not affect our financial position or results of operations.

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized. The amendment also prohibits capitalizing direct-response advertising costs unless they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We estimate that the retrospective adoption of this accounting standard effective January 1, 2012, will result in an after-tax cumulative reduction to opening retained earnings of $400 to $500 million, or 3.6% to 4.5% of shareholder’s equity, as of December 31, 2010. Furthermore, the adoption of this accounting standard will result in an immaterial impact on net income in 2011 and 2012 and for all preceding years impacted by the retrospective adoption.

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

(In millions)	2011	2010	2009
Revenues:
Aflac Japan:
Earned premiums:
Cancer	$7,541	$6,852	$6,406
Medical and other health	5,158	4,574	4,110
Life insurance	2,920	2,061	1,662
Net investment income	2,688	2,453	2,265
Other income	46	37	43

Total Aflac Japan	18,353	15,977	14,486

Aflac U.S.:
Earned premiums:
Accident/disability	2,194	2,104	2,012
Cancer	1,258	1,239	1,245
Other health	1,061	1,026	989
Life insurance	230	217	198
Net investment income	588	549	499
Other income	10	11	10

Total Aflac U.S.	5,341	5,146	4,953

Other business segments	54	51	51

Total business segment revenues	23,748	21,174	19,490
Realized investment gains (losses)	(1,552)	(422)	(1,212)
Corporate	241	217	137
Intercompany eliminations	(266)	(237)	(161)

Total revenues	$22,171	$20,732	$18,254

(In millions)	2011	2010	2009
Pretax earnings:
Aflac Japan	$3,858	$3,283	$2,800
Aflac U.S.	917	924	776
Other business segments	1	(3)	0

Total business segment pretax operating earnings	4,776	4,204	3,576
Interest expense, noninsurance operations	(168)	(140)	(73)
Corporate and eliminations	(64)	(57)	(68)

Pretax operating earnings	4,544	4,007	3,435
Realized investment gains (losses)	(1,552)	(422)	(1,212)
Gain on extinguishment of debt	0	0	16
Other	0	0	(4)

Total earnings before income taxes	$2,992	$3,585	$2,235

Income taxes applicable to pretax operating earnings	$1,571	$1,389	$1,158
Effect of foreign currency translation on operating earnings	170	92	124

Assets as of December 31 were as follows:

(In millions)	2011	2010
Assets:
Aflac Japan	$102,323	$87,061
Aflac U.S.	14,177	13,095
Other business segments	160	155

Total business segment assets	116,660	100,311
Corporate	16,741	14,047
Intercompany eliminations	(16,299)	(13,319)

Total assets	$117,102	$101,039

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2011	2010	2009
Statements of Earnings:
Weighted-average yen/dollar exchange rate	79.73	87.69	93.49
Yen percent strengthening (weakening)	10.0%	6.6%	10.7%
Exchange effect on net earnings (in millions)	$162	$191	$55

	2011	2010
Balance Sheets:
Yen/dollar exchange rate at December 31	77.74	81.49
Yen percent strengthening (weakening)	4.8%	13.0%
Exchange effect on total assets (in millions)	$4,237	$9,073
Exchange effect on total liabilities (in millions)	4,253	9,104

Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. We have designated a portion of the Parent Company’s yen-denominated notes payable as a hedge of our investment in Aflac Japan. The dollar values of our yen-denominated net assets, which are subject to foreign currency translation fluctuations for financial reporting purposes, are summarized as follows at December 31 (translated at end-of-period exchange rates):

(In millions)	2011	2010
Aflac Japan net assets	$10,998	$8,907
Aflac Japan dollar-denominated net assets	(7,341)	(5,625)
Aflac Japan yen-denominated net assets	3,657	3,282
Parent Company yen-denominated net liabilities	(1,258)	(1,041)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$2,399	$2,241

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 12 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2011	2010	2009
Management fees	$28	$30	$26
Allocated expenses	43	37	37
Profit repatriation	143	317	230

Total transfers from Aflac Japan	$214	$384	$293

Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $71 million (5.5 billion yen) at December 31, 2011, compared with $108 million (8.8 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

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

(In millions)	2011	2010
Property and equipment:
Land	$176	$170
Buildings	575	550
Equipment	312	309
Total property and equipment	1,063	1,029
Less accumulated depreciation	446	409
Net property and equipment	$617	$620

Receivables:  Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2011, $309 million, or 45.4% of total receivables, were related to Aflac Japan’s operations, compared with $293 million, or 44.3%, at December 31, 2010.

3. INVESTMENTS

Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Fixed-maturity securities	$3,026	$2,695	$2,413
Perpetual securities	274	328	367
Equity securities and other	5	4	3
Short-term investments and cash equivalents	4	6	6
Gross investment income	3,309	3,033	2,789
Less investment expenses	29	26	24
Net investment income	$3,280	$3,007	$2,765

Investment Holdings

The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,108	$670	$0	$11,778
Mortgage- and asset-backed securities	912	43	1	954
Public utilities	3,850	59	226	3,683
Sovereign and supranational	1,704	87	16	1,775
Banks/financial institutions	4,312	74	359	4,027
Other corporate	6,213	120	459	5,874
Total yen-denominated	28,099	1,053	1,061	28,091
Dollar-denominated:
U.S. government and agencies	31	4	0	35
Municipalities	1,060	107	8	1,159
Mortgage- and asset-backed securities	310	74	0	384
Public utilities	3,052	517	27	3,542
Sovereign and supranational	449	89	5	533
Banks/financial institutions	3,324	223	121	3,426
Other corporate	9,031	1,433	62	10,402
Total dollar-denominated	17,257	2,447	223	19,481
Total fixed maturities	45,356	3,500	1,284	47,572
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,217	155	604	5,768
Other corporate	344	17	0	361
Dollar-denominated:
Banks/financial institutions	336	3	29	310
Total perpetual securities	6,897	175	633	6,439
Equity securities	22	4	1	25
Total securities available for sale	$52,275	$3,679	$1,918	$54,036

	2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,775	$297	$1	$19,071
Municipalities	553	35	4	584
Mortgage- and asset-backed securities	129	5	0	134
Public utilities	5,615	188	166	5,637
Sovereign and supranational	4,200	148	183	4,165
Banks/financial institutions	12,389	170	1,079	11,480
Other corporate	5,348	149	185	5,312
Total yen-denominated	47,009	992	1,618	46,383
Total securities held to maturity	$47,009	$992	$1,618	$46,383

	2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,607	$584	$14	$17,177
Mortgage- and asset-backed securities	1,224	35	15	1,244
Public utilities	2,554	117	80	2,591
Sovereign and supranational	903	47	12	938
Banks/financial institutions	5,927	152	1,177	4,902
Other corporate	5,733	136	457	5,412
Total yen-denominated	32,948	1,071	1,755	32,264
Dollar-denominated:
U.S. government and agencies	32	4	0	36
Municipalities	1,006	9	42	973
Mortgage- and asset-backed securities(1)	485	90	13	562
Collateralized debt obligations	5	0	0	5
Public utilities	2,568	246	36	2,778
Sovereign and supranational	395	63	2	456
Banks/financial institutions	3,496	143	108	3,531
Other corporate	7,167	662	79	7,750
Total dollar-denominated	15,154	1,217	280	16,091
Total fixed maturities	48,102	2,288	2,035	48,355
Perpetual securities:
Yen-denominated:
Banks/financial institutions	7,080	172	533	6,719
Other corporate	328	15	0	343
Dollar-denominated:
Banks/financial institutions	419	61	30	450
Total perpetual securities	7,827	248	563	7,512
Equity securities	22	3	2	23
Total securities available for sale	$55,951	$2,539	$2,600	$55,890

(1)	Includes $4 of other-than-temporary non-credit-related losses

	2010
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$344	$4	$4	$344
Municipalities	407	18	2	423
Mortgage- and asset-backed securities	146	5	0	151
Public utilities	6,339	326	120	6,545
Sovereign and supranational	4,951	305	65	5,191
Banks/financial institutions	12,618	216	526	12,308
Other corporate	5,279	274	46	5,507
Total yen-denominated	30,084	1,148	763	30,469
Total securities held to maturity	$30,084	$1,148	$763	$30,469

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

Included in the available-for-sale fixed maturities portfolio as of December 31, 2010 were securities with embedded derivatives for which we had elected the fair value option. These securities, recorded at a fair value of $619 million at December 31, 2010, were sold during 2011. We recognized investment gains of $12 million for the year ended December 31, 2011, compared with investment losses of $1 million and less than $1 million during the years ended December 31, 2010 and 2009, respectively, for the changes in fair value of these securities, which excluded the effects of foreign currency translation and additional fair value option elections.

During 2011, we reclassified 13 investments from the held-to maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $2.5 billion and an aggregate unrealized loss of $334 million. The securities transferred in the first quarter of 2011 included our investments in the Republic of Tunisia that had an aggregate amortized cost of $769 million and four securities associated with financial institutions in Portugal and Ireland with an aggregate amortized cost of $631 million. See the Investment Concentration section below for a discussion of these financial institutions in Portugal and Ireland. The securities transferred in the fourth quarter of 2011 included our investments in Israel Electric that had an aggregate amortized cost of $800 million.

During 2010, we reclassified six investments from the held-to maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. Three of these were investments in Greek financial institutions that, at the time of transfer, had an aggregate amortized cost of $998 million and an aggregate unrealized loss of $599 million. See the Investment Concentration Section below for a discussion of these financial institutions in Greece. Another of the reclassified investments was an investment in Greek sovereign debt that had an amortized cost of $178 million and an unrealized loss of $66 million at the time of transfer. This investment was sold at a pretax realized loss of $59 million prior to the end of the second quarter of 2010. The remaining two securities had an aggregate amortized cost of $267 million and an aggregate unrealized loss of $165 million at the time of the transfer.

During 2009, we reclassified 12 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. At the time of transfer, the securities had an aggregate amortized cost of $1.3 billion and an aggregate unrealized loss of $548 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,877	$1,902	$12	$12
Due after one year through five years	3,170	3,300	301	328
Due after five years through 10 years	3,855	4,086	890	1,020
Due after 10 years	26,418	26,905	7,491	8,544
Mortgage- and asset-backed securities	1,177	1,280	45	57
Total fixed maturities available for sale	$36,497	$37,473	$8,739	$9,961

Held to maturity:
Due in one year or less	$488	$495	$0	$0
Due after one year through five years	1,148	1,230	0	0
Due after five years through 10 years	3,539	3,855	0	0
Due after 10 years	41,704	40,668	0	0
Mortgage- and asset-backed securities	130	135	0	0
Total fixed maturities held to maturity	$47,009	$46,383	$0	$0

At December 31, 2011, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $120 million at amortized cost and $138 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer’s equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2011, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$323	$389	$0	$0
Due after one year through five years	1,876	1,953	5	5
Due after five years through 10 years	547	565	0	0
Due after 10 years	3,974	3,364	172	163
Total perpetual securities available for sale	$6,720	$6,271	$177	$168

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

Investment exposures that individually exceeded 10% of shareholders’ equity as of December 31 were as follows:

	2011			2010
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government	AA-	$29,244	$30,145	AA	$16,342	$16,861

Banks and Financial Institutions

Our second largest investment industry sector concentration as of December 31, 2011, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country’s economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at December 31, 2011, based on amortized cost, was: Europe, excluding the United Kingdom (38%); United States (22%); United Kingdom (8%); Japan (9%); and other (23%).

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2011		2010
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed Maturities:
Amortized cost	$20,025	20%	$22,041	26%
Fair value	18,933	19	20,741	24
Perpetual Securities:
Upper Tier II:
Amortized cost	$4,285	5%	$4,957	6%
Fair value	4,244	4	4,748	5
Tier I:
Amortized cost	2,268	2	2,542	3
Fair value	1,834	2	2,421	3
Total:
Amortized cost	$26,578	27%	$29,540	35%
Fair value	25,011	25	27,910	32

Derisking

During 2011, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus was on reducing our exposure to peripheral Eurozone investments, certain perpetual securities, and investments in certain banks or financial institutions. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2011	2010	2009
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$992	$117	$258
Gross losses from sales	(465)	(212)	(18)
Net gains (losses) from redemptions	69	1	1
Other-than-temporary impairment losses	(1,335)	(297)	(630)
Held to maturity:
Net gains (losses) from redemptions	0	2	1
Total fixed maturities	(739)	(389)	(388)
Perpetual securities:
Available for sale:
Gross gains from sales	102	133	4
Gross losses from sales	(109)	0	(101)
Other-than-temporary impairment losses	(565)	(160)	(729)
Total perpetual securities	(572)	(27)	(826)
Equity securities:
Gross losses from sales	0	(2)	0
Other-than-temporary impairment losses	(1)	(2)	(2)
Total equity securities	(1)	(4)	(2)
Other assets:
Derivative gains (losses)	(257)	(1)	0
Other	17	(1)	4
Total other assets	(240)	(2)	4
Total realized investment gains (losses)	$(1,552)	$(422)	$(1,212)

In 2011, we recognized other-than-temporary impairment losses and realized investment losses from the sale of securities, primarily a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers (see the Investment Concentrations section above for more information). The sales losses were more than offset by the investment gains generated from the sale of U.S. Treasury strips and Japanese Government bonds (JGBs) that were part of a bond-swap program.

In 2010, we recognized other-than-temporary impairment losses and realized net investment gains from the sale and redemption of securities in the normal course of business.

In 2009, we recognized other-than-temporary impairment losses and realized pretax investment losses from the exchange of certain perpetual security investments into fixed-maturity securities. The losses were partially offset by pretax investment gains that were generated primarily from a bond-swap program that took advantage of tax loss carryforwards.

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

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sales of securities to meet cash flow needs. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In years prior to 2011, provided that our credit review process resulted in a conclusion that we would collect all of our cash flows and recover our investment in an issuer and the investment was within our investment risk exposure guidelines, we generally did not sell investments prior to their maturity. However, in 2011, we determined that certain securities were no longer within our investment risk exposure guidelines and have started to reposition our security portfolio in an effort to enhance diversification and our credit profile by reducing our risk exposure through opportunistic investment transactions.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process for the years ended December 31.

(In millions)	2011		2010		2009
Perpetual securities	$565		$160		$729
Corporate bonds	1,316		285		458
Collateralized debt obligations	0		0		148
Mortgage- and asset-backed securities	17		12		24
Municipalities	2		0		0
Equity securities	1		2		2
Total other-than-temporary impairment losses realized	$1,901	(1)	$459	(2)	$1,361	(2)

(1)	Includes $1.3 billion for credit-related impairments and $615 million from change in intent to sell securities
(2)	Consisted completely of credit-related impairments

Certain of our mortgage- and asset-backed securities had other-than-temporary impairments recognized prior to 2010 that had credit-related and non-credit-related components. The portion of the impairment that was credit-related was recognized in earnings, and the portion that was non-credit related was recorded in other comprehensive income. For those securities that were still held at the end of the reporting period which have had other-than-temporary impairments with credit-related and non-credit-related components, the following table summarizes the cumulative credit-related impairment losses that were recognized in earnings during the years ended December 31.

(In millions)	2011	2010	2009
Cumulative credit loss impairments, beginning of period	$13	$24	$0
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	0	0	24
Credit losses on securities for which an other-than-temporary impairment was previously recognized	0	1	0
Securities sold during period	(13)	(12)	0
Cumulative credit loss impairments, end of period	$0	$13	$24

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2011	2010	2009
Changes in unrealized gains (losses):
Debt securities:
Available for sale	$1,963	$1,105	$170
Transferred to held to maturity	(101)	(12)	(31)
Perpetual securities:
Available for sale	(143)	(24)	736
Equity securities	2	(1)	(1)
Total change in unrealized gains (losses)	$1,721	$1,068	$874

Effect on Shareholders’ Equity

The net effect on shareholders’ equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2011	2010
Unrealized gains (losses) on securities available for sale	$1,761	$(61)
Unamortized unrealized gains on securities transferred to held to maturity	34	135
Deferred income taxes	(652)	(41)
Shareholders' equity, unrealized gains (losses) on investment securities	$1,143	$33

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

	2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$940	$1	$859	$1	$81	$0
Municipalities:
Dollar-denominated	54	8	22	1	32	7
Yen-denominated	60	4	0	0	60	4
Mortgage- and asset- backed securities:
Yen-denominated	151	1	0	0	151	1
Public utilities:
Dollar-denominated	295	27	110	3	185	24
Yen-denominated	4,995	392	2,404	141	2,591	251
Sovereign and supranational:
Dollar-denominated	66	5	34	2	32	3
Yen-denominated	2,349	199	749	62	1,600	137
Banks/financial institutions:
Dollar-denominated	770	121	391	56	379	65
Yen-denominated	10,175	1,438	1,639	46	8,536	1,392
Other corporate:
Dollar-denominated	834	62	639	27	195	35
Yen-denominated	6,106	644	2,523	110	3,583	534
Total fixed maturities	26,795	2,902	9,370	449	17,425	2,453
Perpetual securities:
Dollar-denominated	217	29	109	4	108	25
Yen-denominated	2,290	604	630	69	1,660	535
Total perpetual securities	2,507	633	739	73	1,768	560
Equity securities	8	1	6	1	2	0
Total	$29,310	$3,536	$10,115	$523	$19,195	$3,013

	2010
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,634	$18	$1,634	$18	$0	$0
Municipalities:
Dollar-denominated	682	42	632	28	50	14
Yen-denominated	59	2	0	0	59	2
Mortgage- and asset- backed securities:
Dollar-denominated	78	13	20	0	58	13
Yen-denominated	415	15	415	15	0	0
Public utilities:
Dollar-denominated	556	36	498	28	58	8
Yen-denominated	2,877	200	766	47	2,111	153
Sovereign and supranational:
Dollar-denominated	45	2	12	0	33	2
Yen-denominated	1,579	77	428	1	1,151	76
Banks/financial institutions:
Dollar-denominated	1,484	108	753	22	731	86
Yen-denominated	10,609	1,703	1,506	40	9,103	1,663
Other corporate:
Dollar-denominated	1,741	79	1,456	52	285	27
Yen-denominated	4,503	503	507	45	3,996	458
Total fixed maturities	26,262	2,798	8,627	296	17,635	2,502
Perpetual securities:
Dollar-denominated	208	30	149	19	59	11
Yen-denominated	4,171	533	1,793	119	2,378	414
Total perpetual securities	4,379	563	1,942	138	2,437	425
Equity securities	13	2	13	1	0	1
Total	$30,654	$3,363	$10,582	$435	$20,072	$2,928

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in risk-free interest rates, foreign exchange rates or the general widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the year ended December 31, 2011. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of December 31, 2011.

Public Utilities

As of December 31, 2011, 77% of the unrealized losses on investments in the public utilities sector was related to investments that were investment grade, compared with 100% at December 31, 2010. For any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by a decline in creditworthiness of a couple issuers in this sector. Also impacting the unrealized losses in the public utilities sector was widening credit spreads. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

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

	2011		2010
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	37%	44%	39%	54%
Perpetual securities:
Upper Tier II	4	6	9	10
Tier I	5	12	5	7
Total perpetual securities	9	18	14	17
Total	46%	62%	53%	71%

As of December 31, 2011, 80% of the $2.2 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, was related to investments that were investment grade, compared with 53% at December 31, 2010. This improvement is primarily due to the recognition of other-than-temporary impairments and sales of bank and financial institution securities during 2011. Of the $14 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at December 31, 2011, only $1.1 billion ($.4 billion in unrealized losses) was below investment grade. Five issuers of investments comprised over 99% of the $.4 billion unrealized loss. We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector was caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of December 31, 2011, 73% of the unrealized losses on investments in the other corporate sector was related to investments that were investment grade, compared with 51% at December 31, 2010. For any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuers. From those reviews, we evaluate the issuers’ continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the other corporate sector was caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that our investments in this sector have the ability to service their obligation to us.

Perpetual Securities

As of December 31, 2011, 73% of the unrealized losses on investments in perpetual securities was related to investments that were investment grade, compared with 83% at December 31, 2010. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer’s capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities
		2011			2010
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$196	$204	$8	$190	$201	$11
	A	2,108	2,046	(62)	3,279	3,250	(29)
	BBB	1,791	1,804	13	946	821	(125)
	BB or lower	190	190	0	542	476	(66)
Total Upper Tier II		4,285	4,244	(41)	4,957	4,748	(209)
Tier I:
	A	0	0	0	632	568	(64)
	BBB	1,684	1,417	(267)	1,386	1,296	(90)
	BB or lower	584	417	(167)	524	557	33
Total Tier I		2,268	1,834	(434)	2,542	2,421	(121)
Other subordinated - non-banks	BBB	344	361	17	328	343	15
Total		$6,897	$6,439	$(458)	$7,827	$7,512	$(315)

As discussed previously in the Investments Concentration section, an aspect of our efforts during 2011 to reduce risk in our investment portfolio included sales of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at December 31, 2011. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for the Dexia S.A. Upper Tier II perpetual securities which have a deferred coupon and were impaired during that quarter. We recognized additional impairments on those securities in the third and fourth quarters of 2011. Based on amortized cost as of December 31, 2011, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom (69%); the United Kingdom (9%); Japan (15%); and other (7%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer’s credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer’s continued ability to service our investment.

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

The following table details our investments in VIEs as of December 31.

Investments in Variable Interest Entities

	2011		2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
Consolidated:
Total VIEs consolidated	$6,997	$7,206	$7,201	$7,363
Not consolidated:
CDOs	0	0	5	5
Other	13,753	13,714	13,914	13,214
Total VIEs not consolidated	13,753	13,714	13,919	13,219
Total VIEs	$20,750	$20,920	$21,120	$20,582

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

VIEs – Not Consolidated

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

(In millions)	2011	2010
Security loans outstanding, fair value	$812	$186
Cash collateral on loaned securities	838	191

At December 31, 2011, debt securities with a fair value of $20 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

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

Credit Risk Assumed through Derivatives

Our exposure to credit risk in the event of nonperformance by the counterparty to our interest rate swap associated with our variable interest rate Samurai notes as of December 31, 2011, was immaterial. See the Hedging section of this Note for more information on this swap. For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we do not bear the risk of loss for counterparty default. We are not a direct counterparty to those contracts.

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

The following table presents the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit default swaps within consolidated VIE structures as of December 31.

	2011
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(146)	$(17)	$0	$0	$(146)	$(17)
	BB or lower	0	0	0	0	0	0	(235)	(113)	(235)	(113)
Total		$0	$0	$0	$0	$(146)	$(17)	$(235)	$(113)	$(381)	$(130)

	2010
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(140)	$(13)	$0	$0	$(140)	$(13)
	BB or lower	0	0	0	0	(200)	(105)	(416)	(225)	(616)	(330)
Total		$0	$0	$0	$0	$(340)	$(118)	$(416)	$(225)	$(756)	$(343)

Derivative Balance Sheet Classification

The tables below summarize the balance sheet classification of our derivative fair value amounts, as well as the gross asset and liability fair value amounts, at December 31. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated. Notional amounts are not reflective of credit risk. The change in the value of the notional amounts from December 31, 2010 to December 31, 2011 was due to foreign exchange and terminations of hedging activity and swap contracts in the consolidated VIE structures.

	2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	36	36	0
Total cash flow hedges	146	36	36	0
Non-qualifying strategies:
Interest rate swaps	381	30	34	(4)
Foreign currency swaps	4,583	(92)	305	(397)
Credit default swaps	381	(130)	0	(130)
Total non-qualifying strategies	5,345	(192)	339	(531)
Total cash flow hedges and non-qualifying strategies	$5,491	$(156)	$375	$(531)

Balance Sheet Location
Other assets	$1,794	$375	$375	$0
Other liabilities	3,697	(531)	0	(531)
Total derivatives	$5,491	$(156)	$375	$(531)

	2010
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$245	$(2)	$0	$(2)
Foreign currency swaps	615	170	180	(10)
Total cash flow hedges	860	168	180	(12)
Non-qualifying strategies:
Interest rate swaps	743	56	124	(68)
Foreign currency swaps	3,815	(58)	260	(318)
Credit default swaps	756	(343)	0	(343)
Total non-qualifying strategies	5,314	(345)	384	(729)
Total cash flow hedges and non-qualifying strategies	$6,174	$(177)	$564	$(741)

Balance Sheet Location
Other assets	$2,364	$564	$564	$0
Other liabilities	3,810	(741)	0	(741)
Total derivatives	$6,174	$(177)	$564	$(741)

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

We had interest rate swap agreements related to our 20 billion yen variable interest rate Uridashi notes that matured in September 2011, and we have an interest rate swap agreement related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 8). By entering into these contracts, we swapped the variable interest rate to a fixed interest rate of 1.52% for the Uridashi notes and 1.475% for the Samurai notes. We designated these interest rate swaps as a hedge of the variability in our interest cash flows associated with the respective variable interest rate notes. The notional amounts and terms of the swaps match the principal amount and terms of the corresponding variable interest rate notes, and the swaps had no value at inception. Changes in the fair value of the swap contracts are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.

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

Cash Flow Hedges

The only cash flow hedges that we had in 2009 were related to the interest rate swaps on our variable interest rate Uridashi debt. These hedges were effective during that year, and the unrealized loss recognized for those interest rate swaps in other comprehensive income was immaterial for the year ended December 31, 2009. Upon consolidation of certain VIEs and their related interest rate, foreign currency, and credit default swaps on January 1, 2010, some of the interest rate and foreign currency swaps qualified for hedge accounting as cash flow hedges. The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges for the years ended December 31.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
(In millions)	2011	2010	2011	2010
Interest rate swaps	$2	$1	$0	$0
Foreign currency swaps	(35)	50	0	20
Total	$(33)	$51	$0	$20

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for these swaps that are no longer employing hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in 2011. Furthermore, there was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Non-qualifying Strategies

For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as realized investment gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies for the years ended December 31.

Non-qualifying Strategies

Gain (Loss) Recognized within Realized Investment Gains (Losses)

(In millions)	2011	2010
Interest rate swaps	$(33)	$7
Foreign currency swaps	(160)	3
Credit default swaps	(64)	(31)
Total	$(257)	$21

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

Second, we have designated a majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 8) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the years ended December 31, 2011, 2010, and 2009. We recognized an immaterial amount in net earnings for the negative foreign exchange effect on the Parent Company yen-denominated liabilities that exceeded our yen net asset position in Aflac Japan in certain quarters of 2011 and 2009. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the years ended December 31, 2011, 2010 and 2009.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5. FAIR VALUE MEASUREMENTS

We determine the fair values of our debt, derivative, perpetual and privately issued equity securities primarily using four pricing approaches or techniques: quoted market prices readily available from public exchange markets, price quotes and valuations from third party pricing vendors, a discounted cash flow (DCF) pricing model, and non-binding price quotes we obtain from outside brokers.

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

The pricing data and market quotes we obtain from outside sources are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. Based on that analysis, the valuation is confirmed or revised.

Fair Value Hierarchy

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant inputs are not observable in an active market. The vast majority of our financial instruments subject to the classification provisions of GAAP relate to our investment securities classified as securities available for sale in our investment portfolio. We determine the fair value of our securities available for sale using several sources or techniques based on the type and nature of the investment securities.

The following tables present the fair value hierarchy levels of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31.

	2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Fixed maturities:
Government and agencies	$11,092	$721	$0	$11,813
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	944	394	1,338
Public utilities	0	6,803	422	7,225
Collateralized debt obligations	0	0	0	0
Sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions	0	6,379	1,074	7,453
Other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions	0	5,552	526	6,078
Other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	34	34
Foreign currency swaps	0	0	341	341
Total other assets	0	0	375	375
Total assets	$11,107	$38,970	$4,334	$54,411

Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	0	397	397
Credit default swaps	0	0	130	130
Total liabilities	$0	$0	$531	$531

	2010
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Fixed maturities:
Government and agencies	$16,534	$679	$0	$17,213
Municipalities	0	973	0	973
Mortgage- and asset-backed securities	0	1,539	267	1,806
Public utilities	0	5,369	0	5,369
Collateralized debt obligations	0	0	5	5
Sovereign and supranational	0	1,394	0	1,394
Banks/financial institutions	0	8,047	386	8,433
Other corporate	0	13,162	0	13,162
Total fixed maturities	16,534	31,163	658	48,355
Perpetual securities:
Banks/financial institutions	0	7,169	0	7,169
Other corporate	0	343	0	343
Total perpetual securities	0	7,512	0	7,512
Equity securities	14	5	4	23
Other assets:
Interest rate swaps	0	124	0	124
Foreign currency swaps	0	151	289	440
Total other assets	0	275	289	564
Total assets	$16,548	$38,955	$951	$56,454

Liabilities:
Interest rate swaps	$0	$70	$0	$70
Foreign currency swaps	0	280	48	328
Credit default swaps	0	0	343	343
Total liabilities	$0	$350	$391	$741

As of December 31, 2011, approximately 49% of the fair value, or 77% of the number of holdings, of our fixed income and perpetual investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various third party pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available. The fair value of approximately 45% of our Level 2 fixed income and perpetual investments, or 11% of the number of Level 2 holdings, are determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets. For the remaining 6% of Level 2 investment valuations, or 12% of the number of Level 2 holdings, that are not provided by our custodian and are not priced using the DCF pricing model, we obtain quotes from other pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available.

Due to our reliance on third-party pricing services to provide valuations on 49% of our Level 2 portfolio, we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians’ Service Organization Control (SOC 1) report for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.

For securities in Level 2 that are below investment grade or have split ratings where the valuation calculated by our DCF model does not conform to current market conditions, a CDS spread is used in lieu of the index spread discussed above. The CDS is chosen based on an average of spreads of issues with the same issuer, rating and subordination.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified with the same fair value hierarchy as the associated asset. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. For derivatives associated with VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements incorporate the credit risk of the collateral associated with the VIE and counterparty credit risk.

Prior to the third quarter of 2011, our derivative instruments were reported in Level 2 of the fair value hierarchy, except CDSs and certain foreign currency swaps which were classified as Level 3. The interest rate and certain foreign currency derivative instruments previously classified as Level 2 were priced by broker quotations. In the third quarter of 2011, we changed from receiving valuations from brokers to receiving valuations from a third party pricing vendor for our derivatives. Based on an analysis of these derivatives and a review of the methodology employed by the pricing vendor, we determined that due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain inputs, assumptions and judgments are required to value future cash flows that cannot be corroborated by current inputs or current observable market data. As a result, our derivatives are classified as Level 3 of the fair value hierarchy as of December 31, 2011.

The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs unobservable. The significant valuation inputs that are used in the valuation process for the below-investment-grade and private placement investments classified as Level 3 include forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

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

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3 for the years ended December 31.

	2011
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$0	$241	$(343)	$560
Realized gains or losses included in earnings	(16)	0	(2)	0	1	0	0	0	(33)	(160)	(64)	(274)
Unrealized gains or losses included in other comprehensive income	18	0	0	0	15	0	0	0	0	(33)	0	0
Purchases, issuances, sales and settlements: Purchases	0	0	0	0	0	0	0	0	0	(6)	0	(6)
Sales	0	0	(3)	0	0	0	0	0	0	0	15	12
Settlements	(10)	0	0	0	0	0	0	0	4	(8)	262	248
Transfers into Level 3(1)	139	422	0	434	1,048	1,105	526	0	59	(90)	0	3,643
Transfers out of Level 3(2)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)

Balance, end of period	$394	$422	$0	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803

Change in unrealized gains (losses) still held(3)	$(16)	$0	$0	$0	$1	$0	$0	$0	$(33)	$(160)	$(64)	$(272)

(1)	Due to a lack of visibility to observe significant inputs to price
(2)	A result of changing our pricing methodology to using a third party pricing vendor for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers
(3)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2011

	2010
	Fixed Maturities						Perpetual Securities	Equities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$62	$497	$267	$293	$1,240	$1,248	$1,441	$9	$0	$0	$5,057
Effect of change in accounting principle(1)	0	0	(263)	0	0	0	0	0	0	(312)	(575)
Revised balance, beginning of period	62	497	4	293	1,240	1,248	1,441	9	0	(312)	4,482
Realized gains or losses included in earnings	(1)	0	1	0	6	0	108	0	1	(31)	84
Unrealized gains or losses included in other comprehensive income	20	(9)	0	5	69	6	51	0	0	0	142
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Sales	(3)	(2)	0	0	(175)	0	(585)	0	0	0	(765)
Settlements	(4)	0	0	0	(2)	0	0	0	0	0	(6)
Transfers into Level 3(2)	237	0	0	0	330	0	149	0	240	0	956
Transfers out of Level 3(3)	(44)	(486)	0	(298)	(1,082)	(1,254)	(1,164)	(5)	0	0	(4,333)

Balance, end of period	$267	$0	$5	$0	$386	$0	$0	$4	$241	$(343)	$560

Change in unrealized gains (losses) still held(4)	$0	$0	$0	$0	$0	$0	$0	$0	$1	$(31)	$(30)

(1)	Change in accounting for VIEs effective January 1, 2010. See Notes 1, 3, and 4 for additional information.
(2)	Due to a lack of visibility to observe significant inputs to price and credit events of respective issuers of securities
(3)	A result of changing our pricing methodology to using a pricing index for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers
(4)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at December 31, 2010

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Transfers into and/or out of any fair value hierarchy level are assumed to occur at the balance sheet date.

In 2011 and 2010, transfers into Level 3 from Level 2 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, and credit ratings downgrades on certain of our fixed income securities which have resulted in decreased transparency of valuations and an increased use of broker quotations or management estimates and unobservable inputs to determine estimated fair value.

The most significant transfer into Level 3 in 2011 related to our reverse dual-currency (RDC) holdings. These securities are valued using a 60-day historical volatility to produce a binomial tree of possible foreign exchange scenarios over a specified time interval. The market standard approach is to use implied volatility to value options or instruments with optionality. Due to the use of historical volatility as a significant input to the valuation and due to it not being previously identified as being a significant unobservable input, these holdings were transferred from Level 2 to Level 3 of the fair value hierarchy effective December 31, 2011. These RDC securities had a fair value of $2.3 billion and $2.7 billion at December 31, 2011 and 2010, respectively. The remaining transfers of fixed maturity securities into Level 3 from Level 2 in 2011 were a result of using broker quotes for valuation instead of using custodian or DCF valuations.

In 2011, we transferred securities out of Level 3 into Level 2 as a result of changing our pricing methodology from obtaining pricing from brokers or arrangers to using a third party pricing vendor that estimates fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available. In 2010, we transferred securities out of Level 3 into Level 2 as a result of changing our pricing methodology from obtaining pricing from brokers or arrangers to using our DCF pricing model for estimating fair value.

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

Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of December 31 were as follows:

	2011		2010
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$88,588	$88,039	$72,570	$72,999
Fixed-maturity securities - consolidated variable interest entities	5,993	5,916	5,869	5,825
Perpetual securities	5,149	5,149	5,974	5,974
Perpetual securities - consolidated variable interest entities	1,290	1,290	1,538	1,538
Equity securities	25	25	23	23
Interest rate, foreign currency, and credit default swaps	375	375	564	564
Liabilities:
Notes payable (excluding capitalized leases)	3,275	3,536	3,032	3,248
Interest rate, foreign currency, and credit default swaps	531	531	741	741
Obligation to Japanese policyholder protection corporation	71	71	108	108

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

DCF Sensitivity

Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields), and, for our callable securities, interest rate volatility. Management believes that under normal market conditions, a movement of 50 basis points (bps) in interest rates and credit spreads and 50 percent in interest rate volatility would be sufficiently reasonable stresses to illustrate the sensitivity of valuations to these risk factors. Therefore, we selected these magnitudes of movements and provided both upward and downward movements in these key assumptions used to estimate fair value. Since the changes in fair value are relatively linear, readers of these financial statements can make their own judgments as to the movement in interest rates and the change in fair value based upon this data. The following scenarios provide a view of the sensitivity of our securities priced by our DCF pricing model.

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $19.7 billion at December 31, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,035)	+50 bps	$(1,027)	+50%	$(125)
-50 bps	1,095	-50 bps	1,090	-50%	6

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $25.8 billion at December 31, 2011. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,596)	+50 bps	$(1,485)	+50%	$(126)
-50 bps	1,631	-50 bps	1,489	-50%	165

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

Deferred Policy Acquisition Costs and Insurance Expenses: Consolidated policy acquisition costs deferred during the year were $1.68 billion in 2011, compared with $1.44 billion in 2010 and $1.30 billion in 2009. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2011		2010
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,964	$2,770	$5,846	$2,687
Capitalization	1,109	567	929	516
Amortization	(686)	(416)	(597)	(433)
Foreign currency translation and other	346	0	786	0

Balance, end of year	$7,733	$2,921	$6,964	$2,770

Commissions deferred as a percentage of total acquisition costs deferred were 77% in 2011 and 2010, compared with 76% in 2009.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 42% in 2011, 44% in 2010 and 43% in 2009. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2011	2010	2009
Advertising expense:
Aflac Japan	$128	$112	$106
Aflac U.S.	130	116	107

Total advertising expense	$258	$228	$213

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2011	2010	2009
Depreciation expense	$59	$60	$60
Other amortization expense	5	22	21

Total depreciation and other amortization expense(1)	$64	$82	$81

(1)	Aflac Japan accounted for $51 in 2011, $48 in 2010 and $46 in 2009.

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2011	2010	2009
Lease and rental expense:
Aflac Japan	$73	$68	$72
Aflac U.S.	8	8	8
Other	1	1	1

Total lease and rental expense	$82	$77	$81

7. POLICY LIABILITIES

Policy liabilities primarily include future policy benefits and unpaid policy claims, which accounted for 84% and 4% of total policy liabilities at December 31, 2011, respectively. We regularly review the adequacy of our policy liabilities in total and by component. The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2011	2010	Year of Issue	In 20 Years
Health insurance:

Japan:	2005 - 2011	$2,441	$1,577	1.5 - 2.75%	1.5 - 2.75%
	1974 - 2011	18,777	13,034	3.0	3.0
	1997 - 1999	3,885	3,942	3.5	3.5
	1994 - 1996	4,749	6,083	4.0 - 4.5	4.0 - 4.5
	1987 - 1994	24,607	24,420	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	5,761	5,634	6.5 - 6.75	5.5
	1974 - 1979	0	993	7.0	5.0

U.S.:	2005 - 2011	2,713	2,293	4.75 - 5.5	4.75 - 5.5
	1998 - 2004	1,148	1,123	7.0	7.0
	1988 - 2004	777	845	8.0	6.0
	1986 - 2004	1,328	1,337	6.0	6.0
	1985 - 1986	23	24	6.5	6.5
	1981 - 1986	181	188	7.0	5.5
	Other	24	26

Life insurance:
Japan:	2011	122	0	2.0	2.0
	2009 - 2010	823	262	2.25	2.25
	2007 - 2011	896	503	2.75	2.75
	2005 - 2011	1,079	753	2.5	2.5
	2001 - 2011	1,501	1,163	1.65 - 1.85	1.65 - 1.85
	1985 - 2011	5,795	2,543	3.0	3.0
	1996 - 2009	962	904	3.5	3.5
	1994 - 1996	1,395	1,334	4.0 - 4.5	4.0 - 4.5
	1985 - 1993	0	2,877	5.25 - 5.65	5.25 - 5.65

U.S.:	1956 - 2011	291	245	4.0 - 6.0	4.0 - 6.0

Total		$79,278	$72,103

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.0% in 2011, 4.4% in 2010 and 4.5% in 2009; and for U.S. policies, 6.0% in 2011 and 2010 and 6.1% in 2009. The decline in Aflac Japan’s interest rates from 2010 to 2011 was the result of the strengthening of future policy benefit reserves primarily for a closed block of cancer policies and a block of care policies.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2011	2010	2009
Unpaid supplemental health claims, beginning of year	$3,524	$3,105	$2,959
Add claims incurred during the year related to:
Current year	7,703	7,262	6,864
Prior years	(256)	(332)	(398)

Total incurred	7,447	6,930	6,466

Less claims paid during the year on claims incurred during:
Current year	5,401	5,003	4,683
Prior years	1,944	1,787	1,618

Total paid	7,345	6,790	6,301

Effect of foreign exchange rate changes on unpaid claims	123	279	(19)

Unpaid supplemental health claims, end of year	3,749	3,524	3,105
Unpaid life claims, end of year	232	195	165

Total liability for unpaid policy claims	$3,981	$3,719	$3,270

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability previously provided for. There are no additional or return of premium considerations associated with that development.

8. NOTES PAYABLE

A summary of notes payable as of December 31 follows:

(In millions)	2011		2010
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
Yen-denominated Uridashi notes:
1.52% notes paid September 2011 (principal amount 15 billion yen)	0		184
2.26% notes due September 2016 (principal amount 8 billion yen)	103		98
Variable interest rate notes paid September 2011 (.66% at December 2010, principal amount 20 billion yen)	0		245
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	369		0
1.87% notes due June 2012 (principal amount 26.6 billion yen)	342		327
1.84% notes due July 2016 (principal amount 15.8 billion yen)	203		0
Variable interest rate notes due July 2014 (1.34% at December 2011, principal amount 5.5 billion yen)	71		0
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	129		123
3.00% loan due August 2015 (principal amount 5 billion yen)	64		61
Capitalized lease obligations payable through 2022	10		6

Total notes payable	$3,285		$3,038

(1)	$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

In July 2011, the Parent Company issued three series of Samurai notes totaling 50 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen, bears interest at a fixed rate of 1.47% per annum, payable semi-annually, and has a three-year maturity. The second series, which totaled 15.8 billion yen, bears interest at a fixed rate of 1.84% per annum, payable semi-annually, and has a five-year maturity. The third series, which totaled 5.5 billion yen, bears interest at a variable rate of three-month yen LIBOR plus a spread, payable quarterly, and has a three-year maturity. We have entered into an interest rate swap related to the 5.5 billion yen variable interest rate notes to swap the variable interest rate to a fixed interest rate of 1.475% (see Note 4). These Samurai notes are not available to U.S. persons.

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

In September 2006, the Parent Company issued three tranches of Uridashi notes totaling 45 billion yen. The first tranche totaled 15 billion yen and had a five-year maturity. The second tranche totaled 10 billion yen and has a 10-year maturity. The third tranche totaled 20 billion yen and had a five-year maturity and a variable interest coupon of six-month yen LIBOR plus a spread. We had interest rate swaps related to the 20 billion yen variable interest rate notes (see Note 4). Each outstanding tranche of Uridashi notes pays interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and is not available to U.S. persons. In September 2011, we redeemed the first and third tranches of these notes upon their maturity. The interest rate swap agreements expired with the redemption of the third tranche of Uridashi notes.

The Parent Company issued yen-denominated Samurai notes totaling 30 billion yen in June 2007. The Samurai notes have a five-year-maturity, pay interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. persons.

During 2009, we extinguished portions of our yen-denominated Uridashi and Samurai debt by buying the notes on the open market. We extinguished 2.0 billion yen (par value) of our Uridashi notes due September 2016 at a cost of 1.4 billion yen, yielding a gain of .6 billion yen. We also extinguished 3.4 billion yen (par value) of our Samurai notes due June 2012 at a cost of 2.5 billion yen, yielding a gain of .9 billion yen.

For our yen-denominated loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated the majority of our yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of our investment in Aflac Japan. We have also designated the interest rate swap on our variable interest rate Samurai notes as a hedge of the variability in our interest cash flows associated with these notes.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2011, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2012	$342	$3	$345
2013	0	3	3
2014	440	2	442
2015	493	1	494
2016	306	0	306
Thereafter	1,700	1	1,701

Total	$3,281	$10	$3,291

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at December 31, 2011. No events of default or defaults occurred during 2011 and 2010.

9. INCOME TAXES

The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total
2011:
Current	$358	$533	$891
Deferred	(290)	427	137

Total income tax expense	$68	$960	$1,028

2010:
Current	$513	$349	$862
Deferred	546	(167)	379

Total income tax expense	$1,059	$182	$1,241

2009:
Current	$565	$265	$830
Deferred	62	(154)	(92)

Total income tax expense	$627	$111	$738

Japan has enacted an income tax rate reduction effective for fiscal years beginning after March 31, 2012. The rate will be reduced to 33.3% effective April 1, 2012, with an additional reduction to 30.8% effective April 1, 2015. The estimated reversal of the temporary differences resulted in a decrease to deferred taxes in Japan of $744 million and a corresponding increase in U.S. deferred taxes, due to the loss of foreign tax credits, of $744 million as of December 31, 2011.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Income taxes based on U.S. statutory rates	$1,047	$1,255	$782
Utilization of foreign tax credit	(36)	(31)	(29)
Nondeductible expenses	10	10	11
Other, net	7	7	(26)

Income tax expense	$1,028	$1,241	$738

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2011	2010	2009
Statements of earnings	$1,028	$1,241	$738

Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(185)	(339)	39
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,016	447	728
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(404)	(147)	(424)
Unrealized gains (losses) on derivatives during period	(12)	18	0
Pension liability adjustment during period	(23)	(11)	8

Total income tax expense (benefit) related to items of other comprehensive income (loss)	392	(32)	351

Additional paid-in capital (exercise of stock options)	(7)	(31)	(3)
Cumulative effect of change in accounting principle	0	(89)	0

Total income taxes	$1,413	$1,089	$1,086

The tax effect on other comprehensive income (loss) shown in the table above included a deferred income tax benefit of $152 million in 2011, compared with a deferred income tax benefit of $322 million in 2010 and a deferred income tax expense of $12 million in 2009, related to the dollar-denominated investment portfolio that Aflac Japan maintains on behalf of Aflac U.S. As discussed in Note 1, there is no translation adjustment to record in pretax other comprehensive income for the portfolio when the yen/dollar exchange rate changes, however deferred tax expense or benefit associated with the foreign exchange translation gains or losses on this dollar-denominated portfolio is recognized in total income tax expense on other comprehensive income until the securities mature or are sold. Excluding the tax amounts for this dollar-denominated investment portfolio from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 34% in 2011, 31% in 2010, and 35% in 2009.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2011	2010
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,104	$2,814
Unrealized gains on investment securities	397	114
Premiums receivable	153	151
Policy benefit reserves	1,896	1,583
Other	0	297

Total deferred income tax liabilities	5,550	4,959

Deferred income tax assets:
Depreciation	134	144
Policyholder protection corporation obligation	5	22
Difference in tax basis of investment in Aflac Japan	47	244
Other basis differences in investment securities	1,363	1,557
Unfunded retirement benefits	44	44
Other accrued expenses	64	70
Policy and contract claims	106	107
Unrealized exchange loss on yen-denominated notes payable	124	142
Deferred compensation	201	168
Capital loss carryforwards	784	374
Other	405	385

Total deferred income tax assets	3,277	3,257

Net deferred income tax liability	2,273	1,702
Current income tax liability	340	267

Total income tax liability	$2,613	$1,969

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $17 million, $39 million and $34 million expiring in 2029, 2030 and 2031, respectively, and no tax credit carryforwards available at December 31, 2011. The Company has capital loss carryforwards of $2,240 million available to offset capital gains, of which $214 million expires in 2013, $299 million expires in 2014, $550 million expires in 2015, and $1,177 million expires in 2016. A total of $7 million in capital loss carryforwards expired in 2011.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal and state income tax returns for years before 2008 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2011		2010
Balance, beginning of year	$24	(1)	$17	(1)
Additions for tax positions of prior years	7		7
Settlements	0		0
Reductions for tax positions of prior years	0		0

Balance, end of year	$31	(1)	$24	(1)

(1)	Amounts do not include tax deductions of $10 at December 31, 2011, $8 at December 31, 2010, and $6 at January 1, 2010.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2011, are $31 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $24 million at December 31, 2010. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2011, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $5 million in interest and penalties in 2011, compared with $3 million in 2010 and $1 million in 2009. The Company has accrued approximately $19 million for the payment of interest and penalties as of December 31, 2011, compared with $14 million a year ago.

As of December 31, 2011, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

10. SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

(In thousands of shares)	2011	2010	2009
Common stock - issued:
Balance, beginning of period	662,660	661,209	660,035
Exercise of stock options and issuance of restricted shares	979	1,451	1,174

Balance, end of period	663,639	662,660	661,209

Treasury stock:
Balance, beginning of period	192,999	192,641	193,420
Purchases of treasury stock:
Open market	6,000	2,000	0
Other	182	192	264
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,690)	0	(355)
Exercise of stock options	(88)	(1,752)	(556)
Other	(74)	(82)	(132)

Balance, end of period	197,329	192,999	192,641

Shares outstanding, end of period	466,310	469,661	468,568

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2011	2010	2009
Anti-dilutive share-based awards	6,145	3,252	9,603

The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2011	2010	2009
Weighted-average outstanding shares used for calculating basic EPS	466,519	469,038	466,552
Dilutive effect of share-based awards	2,851	4,047	2,511

Weighted-average outstanding shares used for calculating diluted EPS	469,370	473,085	469,063

Share Repurchase Program: During 2011, we purchased 6.0 million shares of our common stock in the open market, compared with 2.0 million shares in 2010. We did not purchase any shares of our common stock in 2009 under our share repurchase program.

As of December 31, 2011, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Voting Rights: In accordance with the Parent Company’s articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.

11. SHARE-BASED COMPENSATION

As of December 31, 2011, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2011, approximately 14.9 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table presents the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2011	2010	2009
Earnings from continuing operations	$39	$39	$38
Earnings before income taxes	39	39	38
Net earnings	27	27	27

Net earnings per share:
Basic	$.06	$.06	$.06
Diluted	.06	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $17.02 for 2011, compared with $17.81 for 2010 and $8.89 in 2009. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2011	2010	2009
Expected term (years)	6.9	6.9	6.6
Expected volatility	30.0%	36.0%	32.0%
Annual forfeiture rate	1.6	1.8	1.6
Risk-free interest rate	3.4	3.1	3.2
Dividend yield	1.3	1.3	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2008	16,336	$37.95
Granted in 2009	2,220	26.74
Canceled in 2009	(161)	35.62
Exercised in 2009	(1,978)	26.13

Outstanding at December 31, 2009	16,417	37.89
Granted in 2010	1,342	48.41
Canceled in 2010	(187)	36.77
Exercised in 2010	(3,066)	27.55

Outstanding at December 31, 2010	14,506	41.06
Granted in 2011	1,216	52.32
Canceled in 2011	(151)	41.43
Exercised in 2011	(1,008)	30.00

Outstanding at December 31, 2011	14,563	$42.76

(In thousands of shares)	2011	2010	2009
Shares exercisable, end of year	11,246	10,720	12,523

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011.

(In thousands of shares)	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99 - $31.71	3,125	3.9	$27.25	1,959	$30.33
31.73 - 40.43	3,549	3.6	39.44	3,212	39.55
40.61 - 47.06	3,200	5.8	44.69	2,371	44.12
47.23 - 57.90	3,476	6.4	51.59	2,491	49.51
61.81 - 67.67	1,213	6.1	62.08	1,213	62.08

$14.99 - $67.67	14,563	5.0	$42.76	11,246	$43.54

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $43.26 as of December 31, 2011, for those awards that have an exercise price currently below the closing price. As of December 31, 2011, the aggregate intrinsic value of stock options outstanding was $64 million, with a weighted-average remaining term of 5.0 years. The aggregate intrinsic value of stock options exercisable at that same date was $37 million, with a weighted-average remaining term of 4.1 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2011	2010	2009
Total intrinsic value of options exercised	$23	$68	$34
Cash received from options exercised	18	73	22
Tax benefit realized as a result of options exercised and restricted stock releases	14	30	15

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2008	997	$51.68
Granted in 2009	579	23.79
Canceled in 2009	(15)	39.97
Vested in 2009	(342)	47.30

Restricted stock at December 31, 2009	1,219	39.81
Granted in 2010	468	47.53
Canceled in 2010	(41)	41.31
Vested in 2010	(372)	47.80

Restricted stock at December 31, 2010	1,274	40.26
Granted in 2011	405	56.22
Canceled in 2011	(35)	42.44
Vested in 2011	(294)	59.02

Restricted Stock at December 31, 2011	1,350	$40.92

As of December 31, 2011, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $25 million, of which $12 million (666 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.

12. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Aflac's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NEDOI). The NEDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company’s solvency under Nebraska insurance law. The National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual, (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NEDOI has the right to permit other specific practices which deviate from prescribed practices. Aflac has been given explicit permission by the Director of the NEDOI for three such permitted practices. These permitted practices, which do not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company’s risk-based capital calculation, are as follows:

•

Aflac has reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan's sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

•

Aflac utilized book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP. The underlying separate account assets had an unrealized gain of $45 million as of December 31, 2011, compared with an unrealized loss of $113 million as of December 31, 2010.

A reconciliation of Aflac’s capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2011	2010
Capital and surplus, Nebraska state basis	$6,371	$6,740
State Permitted Practice:
Refundable lease deposits – Japan	(53)	(51)
Separate Account Funding Agreements	45	(113)

Capital and surplus, NAIC basis	$6,363	$6,576

As determined on a U.S. statutory accounting basis, Aflac’s net income was $444 million in 2011, $1.5 billion in 2010 and $1.4 billion in 2009. Capital and surplus was $6.4 billion at December 31, 2011 and $6.7 billion at December 31, 2010. The decrease in net income for 2011 was due to an increase in net realized investment losses.

Net assets of the insurance subsidiaries aggregated $15.9 billion at December 31, 2011, on a GAAP basis, compared with $12.9 billion a year ago. Aflac Japan accounted for $11.0 billion, or 69.1% of net assets at December 31, 2011, compared with $8.9 billion, or 68.5%, at December 31, 2010.

Reconciliations of Aflac’s net assets on a GAAP basis to capital and surplus determined on a Nebraska statutory accounting basis as of December 31 were as follows:

(In millions)	2011	2010
Net assets on GAAP basis	$15,814	$12,902
Adjustment of carrying values of investments	(1,707)	148
Elimination of deferred policy acquisition cost asset	(10,417)	(9,566)
Adjustment to policy liabilities	2,286	2,309
Adjustment to deferred income taxes	728	670
Other, net	(333)	277

Capital and surplus, Nebraska state basis	$6,371	$6,740

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus (unaudited) of Aflac Japan, based on Japanese regulatory accounting practices, aggregated $2.7 billion at December 31, 2011, and $2.3 billion at December 31, 2010. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are charged off immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska’s director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2012 in excess of $637 million would require such approval. Dividends declared by Aflac during 2011 were $282 million.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2011	2010	2009	2011	2010	2009
Profit repatriation	$143	$317	$230	11.0	28.7	20.0

13. BENEFIT PLANS

Pension and Other Postretirement Plans

We have funded defined benefit plans in Japan and the United States which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees.

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. Substantially all of our U.S. employees may become eligible to receive other postretirement benefits if they retire at age 55 or older with at least 15 years of service or if they retire when their age plus service, in years, equals or exceeds 80. At retirement, an employee is given an opportunity to elect continuation of coverage under our medical plan until age 65. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Information with respect to our benefit plans’ assets and obligations as of December 31 was as follows:

	Pension Benefits				Other Postretirement Benefits
	Japan		U.S.
(In millions)	2011	2010	2011	2010	2011	2010
Projected benefit obligation:
Benefit obligation, beginning of year	$297	$238	$454	$402	$67	$53
Service cost	17	14	14	13	4	3
Interest cost	12	12	28	26	3	3
Actuarial (gain) loss	0	9	42	26	10	9
Benefits and expenses paid	(10)	(7)	(13)	(13)	(1)	(1)
Effect of foreign exchange rate changes	13	31	0	0	0	0

Benefit obligation, end of year	329	297	525	454	83	67

Plan assets:
Fair value of plan assets, beginning of year	147	114	209	169	0	0
Actual return on plan assets	(2)	1	0	25	0	0
Employer contributions	29	23	28	28	1	1
Benefits and expenses paid	(10)	(7)	(13)	(13)	(1)	(1)
Effect of foreign exchange rate changes	7	16	0	0	0	0

Fair value of plan assets, end of year	171	147	224	209	0	0

Funded status of the plans(1)	$(158)	$(150)	$(301)	$(245)	$(83)	$(67)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$77	$71	$151	$100	$30	$21
Prior service (credit) cost	(4)	(5)	1	1	0	0
Transition obligation	1	2	0	0	0	0

Total included in accumulated other comprehensive income	$74	$68	$152	$101	$30	$21

Accumulated benefit obligation	$295	$266	$448	$390	N/A (2)	N/A (2)

(1)	Recognized in other liabilities in the consolidated balance sheets
(2)	Not applicable

	Pension Benefits												Other Postretirement Benefits
	Japan						U.S.
	2011		2010		2009		2011		2010		2009		2011		2010		2009
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	2.25%		2.50%		2.50%		5.50%		5.75%		6.25%		5.50%		5.75%		6.25%
Discount rate - benefit obligations	2.25		2.25		2.50		4.75		5.50		5.75		4.75		5.50		5.75
Expected long-term return on plan assets	2.50		2.50		2.50		7.50		7.50		8.00		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	7.30	(2)	7.50	(2)	6.70	(2)

(1)	Not applicable
(2)	In the years 2011, 2010 and 2009, the health care cost trend rates were expected to trend down to 4.2%, 3.9% and 4.5%, respectively, in 75 years

We determine our discount rate assumption for our pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 20 years for the Japan pension plans and 17 years for the U.S. pension plans, and determination of the U.S. pension plans discount rate utilizes the 85-year extrapolated yield curve. In Japan, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

We base our assumption for the long-term rate of return on assets on historical trends (10-year historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, our consulting actuaries evaluate our assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class is modeled to determine a range of long-term rates of return. We in turn use those results to further validate our own assumptions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2011:

(In millions)
One percentage point increase
Increase in total service and interest costs	$2
Increase in postretirement benefit obligation	12

One percentage point decrease
Decrease in total service and interest costs	$1
Decrease in postretirement benefit obligation	10

Components of Net Periodic Benefit Cost

Net periodic (benefit) cost, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other Postretirement Benefits
	Japan			U.S.
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$17	$14	$13	$14	$13	$11	$4	$3	$3
Interest cost	12	12	11	28	26	27	3	3	3
Expected return on plan assets	(4)	(4)	(3)	(14)	(12)	(12)	0	0	0
Amortization of net actuarial loss	3	3	3	6	5	4	1	1	1

Net periodic benefit cost	$28	$25	$24	$34	$32	$30	$8	$7	$7

Changes in Accumulated Other Comprehensive Income

The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	Japan			U.S.
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net actuarial loss (gain)	$5	$11	$(5)	$57	$13	$(6)	$10	$8	$(2)
Amortization of net actuarial loss	(3)	(3)	(3)	(6)	(5)	(4)	(1)	(1)	(1)

Total	$2	$8	$(8)	$51	$8	$(10)	$9	$7	$(3)

The increase in net actuarial loss in 2011 for the U.S. pension plans was primarily due to the decrease in the discount rate as disclosed in the actuarial assumptions table above. No prior service costs or credits or transition obligations arose during 2011, and the amounts of prior service costs and credits and transition obligations amortized to expense were immaterial for the years ended December 31, 2011, 2010 and 2009. Amortization of actuarial losses to expense in 2012 is estimated to be $3 million for the Japanese plans, $9 million for the U.S. plans and $1 million for the other postretirement benefits plan, while the amortization of prior service costs and credits and transition obligations are expected to be negligible.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other Postretirement Benefits
(In millions)	Japan	U.S.
2012	$11	$17	$2
2013	10	18	2
2014	11	19	2
2015	12	20	3
2016	11	27	3
2017-2021	68	157	22

Funding

We plan to make contributions of $22 million to the Japanese funded defined benefit plan and $12 million to the U.S. funded defined benefit plan in 2012. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Plan Assets

The investment objective of our Japanese and U.S. funded defined benefit plans is to preserve the purchasing power of the plan’s assets and earn a reasonable inflation-adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering quality, type and concentration of investment securities. For our Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. For our U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. We are also prohibited from trading on margin.

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2011 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	7%	43%
International equities	19	22
Fixed income securities	59	35
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan’s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2011	2010
Japan pension plan assets:
Equities:
Japanese equity securities	$11	$11
International equity securities	34	31
Fixed income securities:
Japanese bonds	60	51
International bonds	42	34
Insurance contracts	24	20

Total	$171	$147

The following table presents the fair value of Aflac U.S.’s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2011	2010
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$77	$75
Mid cap equity funds	13	13
Real estate equity funds	7	6
International equity funds	45	48
Fixed income bond funds	79	64
Aflac Incorporated common stock	3	3

Total	$224	$209

The fair values of our pension plan investments categorized as Level 1, consisting of mutual funds and common stock, are based on quoted market prices for identical securities traded in active markets that are readily and regularly available to us. The fair values of our pension plan investments classified as Level 2 are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs.

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of employees’ contributions. The plan provides for salary reduction contributions by employees and, in 2011, 2010, and 2009, provided matching contributions by the Company of 50% of each employee’s contributions which were not in excess of 6% of the employee’s annual cash compensation. The matching contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $4 million in each of the years ended December 31, 2011, 2010 and 2009. The plan trustee held approximately 2 million shares of our common stock for plan participants at December 31, 2011.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $35 million in 2011, $34 million in 2010 and $40 million in 2009.

14. COMMITMENTS AND CONTINGENT LIABILITIES

We have three outsourcing agreements with IBM. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of 4 years and an aggregate remaining cost of 16.2 billion yen ($209 million using the December 31, 2011, exchange rate). The second agreement provides distributed computer mid-range server operations and support for Aflac Japan. It has a remaining term of 4 years and an aggregate remaining cost of 14.4 billion yen ($185 million using the December 31, 2011, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of 6 years and an aggregate remaining cost of 10.4 billion yen ($134 million using the December 31, 2011, exchange rate).

We have an outsourcing agreement with Accenture to provide application maintenance and development services for our Japanese operation. The agreement with Accenture has a remaining term of 6 years with an aggregate remaining cost of 7.5 billion yen ($96 million using the December 31, 2011, exchange rate).

We have an outsourcing agreement with NTTDATA to provide application maintenance and development services for our Japanese operation. The agreement with NTTDATA has a remaining term of 2 years with an aggregate remaining cost of .6 billion yen ($8 million using the December 31, 2011, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2020. Future minimum lease payments due under non-cancelable operating leases at December 31, 2011, were as follows:

(In millions)
2012	$62
2013	45
2014	17
2015	15
2016	14
Thereafter	15

Total future minimum lease payments	$168

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

15. SUBSEQUENT EVENTS

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen, and we converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

Unaudited Consolidated Quarterly Financial Data

In management’s opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Premium income	$4,872	$4,956	$5,210	$5,324
Net investment income	794	784	843	858
Realized investment gains (losses)	(579)	(668)	(83)	(223)
Other income	30	16	17	20

Total revenues	5,117	5,088	5,987	5,979
Total benefits and expenses	4,517	4,635	4,882	5,145

Earnings before income taxes	600	453	1,105	834
Total income tax	205	173	361	288

Net earnings	$395	$280	$744	$546

Net earnings per basic share	$.84	$.60	$1.60	$1.17
Net earnings per diluted share	.84	.60	1.59	1.17

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Premium income	$4,348	$4,333	$4,607	$4,785
Net investment income	726	727	765	789
Realized investment gains (losses)	(46)	(89)	9	(295)
Other income	37	9	13	15

Total revenues	5,065	4,980	5,394	5,294
Total benefits and expenses	4,091	4,091	4,339	4,627

Earnings before income taxes	974	889	1,055	667
Total income tax	338	308	365	230

Net earnings	$636	$581	$690	$437

Net earnings per basic share	$1.36	$1.24	$1.47	$.93
Net earnings per diluted share	1.35	1.23	1.46	.92

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2011 and 2010.

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.

(b)	Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting Firm on the Company’s internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company’s definitive Notice and Proxy Statement relating to the Company’s 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 23, 2012, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Executive Officers - see Part I, Item 1 herein	1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit Committee; Audit Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION	Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2011 Summary Compensation Table; 2011 Grants of Plan-Based Awards; 2011 Outstanding Equity Awards at Fiscal Year-End; 2011 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	4. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS		Page(s)
	Included in Part II, Item 8, of this report:
	Aflac Incorporated and Subsidiaries:
	Report of Independent Registered Public Accounting Firm		84

	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2011		86

	Consolidated Balance Sheets as of December 31, 2011 and 2010		87

	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2011		89

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011		90

	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2011		91

	Notes to the Consolidated Financial Statements		92

	Unaudited Consolidated Quarterly Financial Data		142

2.	FINANCIAL STATEMENT SCHEDULES
	Included in Part IV of this report:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		151
	Schedule II -	Condensed Financial Information of Registrant as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011	152
	Schedule III -	Supplementary Insurance Information as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011	158
	Schedule IV-	Reinsurance for each of the years in the three-year period ended December 31, 2011	159

3.	EXHIBIT INDEX
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

Exchange Commission upon request.

4.1	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1 (File No. 001-07434).

4.2	-	First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).

4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).

4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).

4.5	-	Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).

4.6	-	Fifth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 2.65% Senior Note due 2017) – incorporated by reference from Form 8-K dated February 10, 2012, Exhibit 4.1 (File No. 001-07434).

4.7	-	Sixth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 4.00% Senior Note due 2022) – incorporated by reference from Form 8-K dated February 10, 2012, Exhibit 4.2 (File No. 001-07434).

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).

10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).

10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).

10.3*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).

10.4*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).

10.5*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).

10.6*	-	First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10- K, Exhibit 10.11 (File No. 001-07434).

10.7*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).

10.8*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.9*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).

10.10*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.11*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.12*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.13*	-	2004 Aflac Incorporated Long-Term Incentive Plan, dated May 3, 2004 – incorporated by reference from the 2004 Notice and Proxy Statement, Exhibit B (File No. 001-07434).

10.14*	-	First Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated May 2, 2005 – incorporated by reference from Form 10-Q for March 31, 2005, Exhibit 10.1 (File No. 001-07434).

10.15*	-	Second Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated February 14, 2006 – incorporated by reference from Form 10-Q for March 31, 2006, Exhibit 10.32 (File No. 001-07434).

10.16*	-	Third Amendment to the 2004 Aflac Incorporated Long-Term Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.21 (File No. 001-07434).

10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.21*	-	Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.22*	-	Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.23*		-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.24*		-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.25*		-	Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.26*		-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).

10.27*		-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.28*		-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).

10.29*		-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).

10.30*		-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.31*		-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).

10.32*		-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).

10.33*		-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).

10.34*		-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 — incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.35	*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).

10.36	*	-	Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10- K, Exhibit 10.40 (File No. 001-07434).

10.37	*	-	Amendment to Aflac Incorporated Employment Agreement with Joey Loudermilk, dated December 14, 2011.

10.38	*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).

10.39	*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).

10.40	*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).

11	-	Statement regarding the computation of per-share earnings for the Registrant.

12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.

21	-	Subsidiaries.

23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135324 and 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.

	-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327 and 333-161269 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long- Term Incentive Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-155678 with respect to the AFL Stock Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement Nos. 333-176178 and 333-159111 with respect to the Aflac Incorporated shelf registration statement.

31.1	-	Certification of CEO dated February 24, 2012, required by Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934.

31.2	-	Certification of CFO dated February 24, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	-	Certification of CEO and CFO dated February 24, 2012, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.(2)

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 – option 3

(2)

Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) Notes to the Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aflac Incorporated:

Under date of February 24, 2012, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2011, and 2010, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2011, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

February 24, 2012

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2011	2010	2009
Revenues:
Dividends from subsidiaries(1)	$282	$370	$464
Management and service fees from subsidiaries(1)	230	206	124
Net investment income	10	11	9
Interest from subsidiaries(1)	8	8	9
Realized investment gains (losses)	(1)	0	0
Change in fair value of the interest rate component of the cross-currency swaps	0	0	(4)
Other income (loss)	1	1	(11)
Total revenues	530	596	591
Operating expenses:
Interest expense	168	140	73
Other operating expenses	69	66	65
Total operating expenses	237	206	138
Earnings before income taxes and equity in undistributed earnings of subsidiaries	293	390	453
Income tax expense (benefit):
Current	0	0	13
Deferred	(2)	(3)	(4)
Total income taxes	(2)	(3)	9
Earnings before equity in undistributed earnings of subsidiaries	295	393	444
Equity in undistributed earnings of subsidiaries(1)	1,669	1,951	1,053
Net earnings	$1,964	$2,344	$1,497

(1)	Eliminated in consolidation
See	the accompanying Notes to Condensed Financial Statements.
See	the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2011	2010
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $120 in 2011 and $114 in 2010)	$138	$120
Investments in subsidiaries(1)	16,091	13,125
Other investments	15	6
Cash and cash equivalents	385	693
Total investments and cash	16,629	13,944
Due from subsidiaries(1)	134	140
Other assets	79	80
Total assets	$16,842	$14,164

Liabilities and shareholders' equity:
Liabilities:
Notes payable	$3,345	$3,098
Employee benefit plans	175	154
Income taxes	(311)	(287)
Other liabilities	127	143
Total liabilities	3,336	3,108
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2011 and 2010; issued 663,639 shares in 2011 and 662,660 shares in 2010	66	66
Additional paid-in capital	1,408	1,320
Retained earnings	15,583	14,194
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	1,109	926
Unrealized gains (losses) on investment securities	1,143	33
Unrealized gains (losses) on derivatives	9	31
Pension liability adjustment	(171)	(128)
Treasury stock, at average cost	(5,641)	(5,386)
Total shareholders' equity	13,506	11,056
Total liabilities and shareholders' equity	$16,842	$14,164

(1)	Eliminated in consolidation
See	the accompanying Notes to Condensed Financial Statements.
See	the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2011	2010	2009
Cash flows from operating activities:
Net earnings	$1,964	$2,344	$1,497
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(1,669)	(1,951)	(1,053)
Change in income tax liabilities	(52)	(77)	26
Other, net	145	153	47
Net cash provided (used) by operating activities	388	469	517
Cash flows from investing activities:
Fixed maturity securities sold	4	12	4
Fixed maturity securities purchased	(10)	(8)	(12)
Other investments sold (purchased)	0	0	0
Purchase of subsidiary	0	0	(97)
Additional capitalization of subsidiaries(1)	(40)	0	(505)
Other, net	0	0	1
Net cash provided (used) by investing activities	(46)	4	(609)
Cash flows from financing activities:
Purchases of treasury stock	(308)	(121)	(10)
Proceeds from borrowings	620	748	1,405
Principal payments under debt obligations	(459)	(447)	(556)
Dividends paid to shareholders	(552)	(535)	(524)
Treasury stock reissued	26	45	24
Proceeds from exercise of stock options	14	27	8
Net change in amount due to/from subsidiaries(1)	9	5	(15)
Net cash provided (used) by financing activities	(650)	(278)	332
Net change in cash and cash equivalents	(308)	195	240
Cash and cash equivalents, beginning of period	693	498	258
Cash and cash equivalents, end of period	$385	$693	$498

(1)	Eliminated in consolidation
See	the accompanying Notes to Condensed Financial Statements.
See	the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)

Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2011	2010	2009
Net earnings	$1,964	$2,344	$1,497
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	(54)	(127)	72
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	52	258	(7)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	11	7	10
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	555	363	(352)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	1,154	421	1,217
Unrealized gains (losses) on derivatives during period	(33)	51	0
Pension liability adjustment during period	(65)	(32)	22
Total other comprehensive income (loss) before income taxes	1,620	941	962
Income tax expense (benefit) related to items of other comprehensive income (loss)	392	(32)	351
Other comprehensive income (loss), net of income taxes	1,228	973	611
Total comprehensive income (loss)	$3,192	$3,317	$2,108

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

(A) Notes Payable

A summary of notes payable as of December 31 follows:

(In millions)	2011		2010
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
Yen-denominated Uridashi notes:
1.52% notes paid September 2011 (principal amount 15 billion yen)	0		184
2.26% notes due September 2016 (principal amount 10 billion yen)	129		123
Variable interest rate notes paid September 2011 (.66% at December 2010, principal amount 20 billion yen)	0		245
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	369		0
1.87% notes due June 2012 (principal amount 30 billion yen)	386		368
1.84% notes due July 2016 (principal amount 15.8 billion yen)	203		0
Variable interest rate notes due July 2014 (1.34% at December 2011, principal amount 5.5 billion yen)	71		0
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	129		123
3.00% loan due August 2015 (principal amount 5 billion yen)	64		61

Total notes payable	$3,345		$3,098

(1)	$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)	$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 5.4 billion yen of yen-denominated Uridashi and Samurai notes issued by the Parent Company which are outstanding as of December 31, 2011. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2011, are as follows:

(In millions)
2012	$386
2013	0
2014	440
2015	493
2016	332
Thereafter	1,700

Total	$3,351

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a ten-year maturity.

For further information regarding notes payable, see Note 8 of the Notes to the Consolidated Financial Statements.

(B) Derivatives

We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions. At December 31, 2011, the Parent Company’s only outstanding freestanding derivative contract was an interest rate swap related to its 5.5 billion yen variable interest rate Samurai notes. For further information regarding this derivative, see Notes 1, 4 and 8 of the Notes to the Consolidated Financial Statements.

We have entered into cross-currency swaps on the $750 million of senior notes issued in February 2012 to minimize the impact of foreign currency translation on shareholders’ equity and to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we converted the first series $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen, and we converted the second series $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

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

(D) Dividend Restrictions

See Note 12 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.

(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2011	2010	2009
Interest paid	$163	$124	$61
Noncash financing activities:
Treasury shares issued for shareholder dividend reinvestment	23	0	0

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Aflac Incorporated and Subsidiaries

Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2011:
Aflac Japan	$7,733	$75,578	$1,602	$9,342
Aflac U.S.	2,921	7,679	102	288
All other	0	2	0	0

Total	$10,654	$83,259	$1,704	$9,630

2010:
Aflac Japan	$6,964	$68,615	$1,092	$5,165
Aflac U.S.	2,770	7,204	105	272
All other	0	3	0	0

Total	$9,734	$75,822	$1,197	$5,437

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2011:
Aflac Japan	$15,619	$2,688	$11,037	$686	$2,772	$19,034
Aflac U.S.	4,743	588	2,713	416	1,295	4,733
All other	0	4	(1)	0	261	0

Total	$20,362	$3,280	$13,749	$1,102	$4,328	$23,767

2010:
Aflac Japan	$13,487	$2,453	$9,553	$597	$2,544	$14,586
Aflac U.S.	4,586	549	2,553	433	1,236	4,568
All other	0	5	0	0	231	0

Total	$18,073	$3,007	$12,106	$1,030	$4,011	$19,154

2009:
Aflac Japan	$12,178	$2,265	$8,746	$523	$2,417	$12,485
Aflac U.S.	4,444	499	2,561	419	1,197	4,443
All other	(1)	1	1	0	155	0

Total	$16,621	$2,765	$11,308	$942	$3,769	$16,928

See the accompanying Report of Independent Registered Public Accounting Firm.

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

SCHEDULE IV

REINSURANCE

Aflac Incorporated and Subsidiaries

Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2011:
Life insurance in force	$168,355	$4,159	$3	$164,199	0%

Premiums:
Health insurance	$17,210	$14	$12	$17,208	0%
Life insurance	3,163	13	4	3,154	0

Total earned premiums	$20,373	$27	$16	$20,362	0%

2010:
Life insurance in force	$149,045	$4,000	$2	$145,047	0%

Premiums:
Health insurance	$15,784	$9	$18	$15,793	0%
Life insurance	2,291	12	1	2,280	0

Total earned premiums	$18,075	$21	$19	$18,073	0%

2009:
Life insurance in force	$128,649	$3,594	$5	$125,060	0%

Premiums:
Health insurance	$14,759	$4	$6	$14,761	0%
Life insurance	1,872	13	1	1,860	0

Total earned premiums	$16,631	$17	$7	$16,621	0%

See	the accompanying Report of Independent Registered Public Accounting Firm.
Premiums	by type may not agree in total to the corresponding consolidated amounts due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aflac Incorporated

By:	/s/ Daniel P. Amos	February 24, 2012
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos (Daniel P. Amos)	Chief Executive Officer, Chairman of the Board of Directors	February 24, 2012

/s/ Kriss Cloninger III (Kriss Cloninger III)	President, Chief Financial Officer, Treasurer and Director	February 24, 2012

/s/ June Howard (June Howard)	Senior Vice President, Financial Services; Chief Accounting Officer	February 24, 2012

/s/ J. Shelby Amos II (J. Shelby Amos II)	Director	February 24, 2012

/s/ Paul S. Amos II (Paul S. Amos II)	Director	February 24, 2012

/s/ Michael H. Armacost (Michael H. Armacost)	Director	February 24, 2012

/s/ Elizabeth J. Hudson (Elizabeth J. Hudson)	Director	February 24, 2012

/s/ Douglas W. Johnson (Douglas W. Johnson)	Director	February 24, 2012

/s/ Robert B. Johnson (Robert B. Johnson)	Director	February 24, 2012

/s/ Charles B. Knapp (Charles B. Knapp)	Director	February 24, 2012

/s/ E. Stephen Purdom (E. Stephen Purdom)	Director	February 24, 2012

/s/ Barbara K. Rimer (Barbara K. Rimer)	Director	February 24, 2012

/s/ Marvin R. Schuster (Marvin R. Schuster)	Director	February 24, 2012

/s/ David G. Thompson (David G. Thompson)	Director	February 24, 2012

/s/ Robert L. Wright (Robert L. Wright)	Director	February 24, 2012

/s/ Takuro Yoshida (Takuro Yoshida)	Director	February 24, 2012