Form 10-Q
period 2012-03-31
AFLAC INC
filed 2012-05-07
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-07434
Aflac Incorporated
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 27, 2012
Common Stock, $.10 Par Value	467,628,735

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2012

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2012, and 2011, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of evaluating the consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) in 2010 and a change in the method of evaluating other-than-temporary impairments of debt securities in 2009. As described in Note 1, on January 1, 2012, the Company adopted amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts on a retrospective basis resulting in a revision of the December 31, 2011, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of this new guidance.

Atlanta, Georgia
May 4, 2012

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2012	2011
Revenues:
Premiums, principally supplemental health insurance	$5,378	$4,872
Net investment income	882	794
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(203)	(405)
Sales and redemptions	78	(144)
Derivative and other gains (losses)	80	(30)
Total realized investment gains (losses)	(45)	(579)
Other income	25	30
Total revenues	6,240	5,117
Benefits and expenses:
Benefits and claims	3,646	3,222
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	287	261
Insurance commissions	435	422
Insurance expenses	564	534
Interest expense	57	45
Other operating expenses	49	42
Total acquisition and operating expenses	1,392	1,304
Total benefits and expenses	5,038	4,526
Earnings before income taxes	1,202	591
Income taxes	417	202
Net earnings	$785	$389
Net earnings per share:
Basic	$1.68	$.83
Diluted	1.68	.83
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	465,887	468,012
Diluted	468,533	472,104
Cash dividends per share	$.33	$.30
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2012	2011
Net earnings	$785	$389
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(100)	4
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	324	(609)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	129	527
Unrealized gains (losses) on derivatives during period	(12)	(55)
Pension liability adjustment during period	5	4
Total other comprehensive income (loss) before income taxes	346	(129)
Income tax expense (benefit) related to items of other comprehensive income (loss)	311	9
Other comprehensive income (loss), net of income taxes	35	(138)
Total comprehensive income (loss)	$820	$251
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions - Unaudited)	March 31, 2012		December 31, 2011
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $39,423 in 2012 and $40,534 in 2011)	$41,276		$42,222
Fixed maturities - consolidated variable interest entities (amortized cost $4,714 in 2012 and $4,822 in 2011)	5,246		5,350
Perpetual securities (amortized cost $4,299 in 2012 and $5,365 in 2011)	4,159		5,149
Perpetual securities - consolidated variable interest entities (amortized cost $1,223 in 2012 and $1,532 in 2011)	1,193		1,290
Equity securities (cost $21 in 2012 and $22 in 2011)	25		25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $47,943 in 2012 and $45,817 in 2011)	48,226		46,366
Fixed maturities - consolidated variable interest entities (fair value $501 in 2012 and $566 in 2011)	608		643
Other investments	161		168
Cash and cash equivalents	2,210		2,249
Total investments and cash	103,104		103,462
Receivables	744		680
Accrued investment income	746		802
Deferred policy acquisition costs	9,542		9,789
Property and equipment, at cost less accumulated depreciation	591		617
Other	825	(1)	887	(1)
Total assets	$115,552		$116,237
(1) Includes $271 in 2012 and $375 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts - Unaudited)	March 31, 2012		December 31, 2011
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$76,332		$79,278
Unpaid policy claims	3,885		3,981
Unearned premiums	1,854		1,704
Other policyholders’ funds	10,933		9,630
Total policy liabilities	93,004		94,593
Notes payable	3,964		3,285
Income taxes	2,599		2,308
Payables for return of cash collateral on loaned securities	193		838
Other	2,149	(2)	2,267	(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	101,909		103,291
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2012 and 2011; issued 664,437 shares in 2012 and 663,639 shares in 2011	66		66
Additional paid-in capital	1,433		1,408
Retained earnings	15,779		15,148
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	718		984
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	1,448		1,143
Unrealized gains (losses) on derivatives	1		9
Pension liability adjustment	(167)		(171)
Treasury stock, at average cost	(5,635)		(5,641)
Total shareholders’ equity	13,643		12,946
Total liabilities and shareholders’ equity	$115,552		$116,237
(2) Includes $419 in 2012 and $531 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2012	2011
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,408	1,320
Exercise of stock options	13	12
Share-based compensation	5	8
Gain (loss) on treasury stock reissued	7	10
Balance, end of period	1,433	1,350
Retained earnings:
Balance, beginning of period	15,148	13,787
Net earnings	785	389
Dividends to shareholders	(154)	(141)
Balance, end of period	15,779	14,035
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,965	753
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(266)	(55)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Change in unrealized gains (losses) on investment securities not other- than-temporarily impaired, net of income taxes	305	(52)
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	0	3
Unrealized gains (losses) on derivatives during period, net of income taxes	(8)	(36)
Pension liability adjustment during period, net of income taxes	4	2
Balance, end of period	2,000	615
Treasury stock:
Balance, beginning of period	(5,641)	(5,386)
Purchases of treasury stock	(10)	(184)
Cost of shares issued	16	14
Balance, end of period	(5,635)	(5,556)
Total shareholders’ equity	$13,643	$10,510
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2012	2011
Cash flows from operating activities:
Net earnings	$785	$389
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	1,587	461
Increase in deferred policy acquisition costs	(141)	(99)
Increase in policy liabilities	1,292	951
Change in income tax liabilities	(20)	(152)
Realized investment (gains) losses	45	579
Other, net	8	38
Net cash provided (used) by operating activities	3,556	2,167
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	226	891
Fixed maturities matured or called	705	556
Perpetual securities sold	552	61
Perpetual securities matured or called	378	0
Securities held to maturity:
Fixed maturities matured or called	536	127
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(1,025)	(2,914)
Securities held to maturity:
Fixed maturities acquired	(5,133)	(769)
Cash received (posted) as collateral on loaned securities, net	(645)	54
Other, net	(30)	(19)
Net cash provided (used) by investing activities	(4,436)	(2,013)
Cash flows from financing activities:
Purchases of treasury stock	(10)	(184)
Proceeds from borrowings	749	0
Principal payments under debt obligations	(1)	(1)
Dividends paid to shareholders	(148)	(135)
Change in investment-type contracts, net	297	124
Treasury stock reissued	5	16
Other, net	9	9
Net cash provided (used) by financing activities	901	(171)
Effect of exchange rate changes on cash and cash equivalents	(60)	(16)
Net change in cash and cash equivalents	(39)	(33)
Cash and cash equivalents, beginning of period	2,249	2,121
Cash and cash equivalents, end of period	$2,210	$2,088
Supplemental disclosures of cash flow information:
Income taxes paid	$356	$234
Interest paid	43	12
Impairment losses included in realized investment losses	203	405
Noncash financing activities:
Capitalized lease obligations	1	1
Treasury stock issued for:
Associate stock bonus	8	0
Shareholder dividend reinvestment	6	6
Share-based compensation grants	4	2
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 77% and 74% of the Company's total revenues in the three-month periods ended March 31, 2012, and 2011, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 87% at March 31, 2012, and December 31, 2011.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2012, and December 31, 2011, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2012, and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2011.

Significant Accounting Policies

We have revised the accounting policy for deferred policy acquisition costs as a result of the adoption of amended accounting guidance effective January 1, 2012, and we have updated the accounting policy for income taxes. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2011.

Deferred Policy Acquisition Costs: Certain direct and incremental costs of acquiring new business are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual premium income to total anticipated premium income. Anticipated premium income is estimated by using the same mortality, persistency and interest assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain incremental direct policy issue, underwriting and sales expenses. All of these incremental costs are directly related to successful policy acquisition.

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

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $157 million and $51 million during the three-month periods ended March 31, 2012 and 2011, respectively, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 44.5% and 32.4% in the three-month periods ended March 31, 2012 and 2011, respectively.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

Presentation of comprehensive income: In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance as of January 1, 2012 and elected the option to report comprehensive income in two separate but consecutive statements. The adoption of this guidance did not have an impact on our financial position or results of operations. The amendment also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented in the statements where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued guidance to temporarily defer the effective date of this additional requirement.

Fair value measurements and disclosures: In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. Most of the amendments are clarifications of the FASB's intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The new fair value measurement disclosures include additional quantitative and qualitative disclosures for Level 3 measurements, including a qualitative sensitivity analysis of fair value to changes in unobservable inputs, and categorization by fair value hierarchy level for items for which the fair value is only disclosed. We adopted this guidance as of January 1, 2012. The adoption of this guidance impacted our financial statement disclosures, but it did not affect our financial position or results of operations.

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Under the previous guidance, costs that varied with and were primarily related to the acquisition of a policy were deferrable. Under the amended guidance, only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized, and direct-response advertising costs may be capitalized only if they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We retrospectively adopted this guidance as of January 1, 2012. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $408 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $108 million, resulting in a total reduction to shareholders' equity of $516 million as of December 31, 2010. The adoption of this accounting standard had an immaterial impact on net income in 2011 and for all preceding years.

Recent accounting guidance not discussed above is not applicable or did not have an impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

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

	Three Months Ended March 31,
(In millions)	2012	2011
Revenues:
Aflac Japan:
Earned premiums	$4,148	$3,702
Net investment income	730	649
Other income	16	20
Total Aflac Japan	4,894	4,371
Aflac U.S.:
Earned premiums	1,231	1,169
Net investment income	152	144
Other income	2	3
Total Aflac U.S.	1,385	1,316
Other business segments	14	15
Total business segment revenues	6,293	5,702
Realized investment gains (losses)	(45)	(579)
Corporate	68	61
Intercompany eliminations	(76)	(67)
Total revenues	$6,240	$5,117

	Three Months Ended March 31,
(In millions)	2012	2011
Pretax earnings:
Aflac Japan	$1,040	$974
Aflac U.S.	271	251
Other business segments	0	0
Total business segment pretax operating earnings	1,311	1,225
Interest expense, noninsurance operations	(44)	(41)
Corporate and eliminations	(20)	(14)
Pretax operating earnings	1,247	1,170
Realized investment gains (losses)	(45)	(579)
Total earnings before income taxes	$1,202	$591
Income taxes applicable to pretax operating earnings	$433	$405
Effect of foreign currency translation on operating earnings	20	49
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Assets were as follows:

	March 31,	December 31,
(In millions)	2012	2011
Assets:
Aflac Japan	$100,133	$101,692
Aflac U.S.	14,207	13,942
Other business segments	159	160
Total business segment assets	114,499	115,794
Corporate	18,322	16,182
Intercompany eliminations	(17,269)	(15,739)
Total assets	$115,552	$116,237
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$10,007	$604	$0	$10,611
Mortgage- and asset-backed securities	846	37	1	882
Public utilities	3,933	65	220	3,778
Sovereign and supranational	1,612	69	19	1,662
Banks/financial institutions	4,163	202	287	4,078
Other corporate	5,998	165	359	5,804
Total yen-denominated	26,559	1,142	886	26,815
Dollar-denominated:
U.S. government and agencies	100	18	0	118
Municipalities	1,061	110	8	1,163
Mortgage- and asset-backed securities	307	75	0	382
Public utilities	3,130	452	25	3,557
Sovereign and supranational	454	93	4	543
Banks/financial institutions	3,410	266	45	3,631
Other corporate	9,116	1,249	52	10,313
Total dollar-denominated	17,578	2,263	134	19,707
Total fixed maturities	44,137	3,405	1,020	46,522
Perpetual securities:
Yen-denominated:
Banks/financial institutions	4,879	110	301	4,688
Other corporate	326	25	0	351
Dollar-denominated:
Banks/financial institutions	317	13	17	313
Total perpetual securities	5,522	148	318	5,352
Equity securities	21	4	0	25
Total securities available for sale	$49,680	$3,557	$1,338	$51,899

	March 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,783	$287	$3	$23,067
Municipalities	522	31	3	550
Mortgage- and asset-backed securities	117	4	0	121
Public utilities	5,189	175	157	5,207
Sovereign and supranational	3,970	149	166	3,953
Banks/financial institutions	11,559	174	855	10,878
Other corporate	4,694	148	174	4,668
Total yen-denominated	48,834	968	1,358	48,444
Total securities held to maturity	$48,834	$968	$1,358	$48,444

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,108	$670	$0	$11,778
Mortgage- and asset-backed securities	912	43	1	954
Public utilities	3,850	59	226	3,683
Sovereign and supranational	1,704	87	16	1,775
Banks/financial institutions	4,312	74	359	4,027
Other corporate	6,213	120	459	5,874
Total yen-denominated	28,099	1,053	1,061	28,091
Dollar-denominated:
U.S. government and agencies	31	4	0	35
Municipalities	1,060	107	8	1,159
Mortgage- and asset-backed securities	310	74	0	384
Public utilities	3,052	517	27	3,542
Sovereign and supranational	449	89	5	533
Banks/financial institutions	3,324	223	121	3,426
Other corporate	9,031	1,433	62	10,402
Total dollar-denominated	17,257	2,447	223	19,481
Total fixed maturities	45,356	3,500	1,284	47,572
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,217	155	604	5,768
Other corporate	344	17	0	361
Dollar-denominated:
Banks/financial institutions	336	3	29	310
Total perpetual securities	6,897	175	633	6,439
Equity securities	22	4	1	25
Total securities available for sale	$52,275	$3,679	$1,918	$54,036

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,775	$297	$1	$19,071
Municipalities	553	35	4	584
Mortgage- and asset-backed securities	129	5	0	134
Public utilities	5,615	188	166	5,637
Sovereign and supranational	4,200	148	183	4,165
Banks/financial institutions	12,389	170	1,079	11,480
Other corporate	5,348	149	185	5,312
Total yen-denominated	47,009	992	1,618	46,383
Total securities held to maturity	$47,009	$992	$1,618	$46,383

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

During the first three months of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuer's credit worthiness. At the time of transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million. This investment was issued by Energias de Portugal SA (EDP), an integrated electric utility domiciled in Portugal.

During the first three months of 2011, we reclassified eight investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuers' credit worthiness.  At the time of the transfer, the securities had an aggregate amortized cost of $1.6 billion and an aggregate unrealized loss of $270 million.  The securities transferred included our investments in the Republic of Tunisia that had an aggregate amortized cost of $769 million and four securities associated with financial institutions in Portugal and Ireland with an aggregate amortized cost of $631 million.  The investments from the financial institutions in Portugal were subsequently sold by the end of the third quarter of 2011.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$2,123	$2,168	$13	$13
Due after one year through five years	2,223	2,330	358	387
Due after five years through 10 years	3,940	4,201	894	1,036
Due after 10 years	25,754	26,463	7,559	8,523
Mortgage- and asset-backed securities	1,108	1,209	45	56
Total fixed maturities available for sale	$35,148	$36,371	$8,869	$10,015
Held to maturity:
Due in one year or less	$460	$463	$0	$0
Due after one year through five years	1,085	1,161	0	0
Due after five years through 10 years	3,226	3,544	0	0
Due after 10 years	43,946	43,155	0	0
Mortgage- and asset-backed securities	117	121	0	0
Total fixed maturities held to maturity	$48,834	$48,444	$0	$0

At March 31, 2012, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $120 million at amortized cost and $136 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$304	$308	$0	$0
Due after one year through five years	1,167	1,223	5	5
Due after five years through 10 years	521	551	0	0
Due after 10 years	3,353	3,089	172	176
Total perpetual securities available for sale	$5,345	$5,171	$177	$181

Investment Concentrations

Our investment discipline begins with a top-down approach for each investment opportunity we consider. Consistent with that approach, we first approve each country in which we invest. In our approach to sovereign analysis, we consider the political, legal and financial context of the sovereign entity in which an issuer is domiciled and operates. Next we approve the issuer's industry sector, considering such factors as the stability of results and the importance of the sector to the overall economy. Specific credit names within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses. Structures in which we invest are chosen for specific portfolio management purposes, including asset/liability management, portfolio diversification and net investment income.

Banks and Financial Institutions

After Japan government bonds (JGBs), our second largest investment concentration as of March 31, 2012, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at March 31, 2012, based on amortized cost, was: Europe, excluding the United Kingdom (35%); United States (23%); United Kingdom (9%); Japan (8%); and other (25%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2012		December 31, 2011
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$19,132	19%	$20,025	20%
Fair value	18,587	19	18,933	19
Perpetual securities:
Upper Tier II:
Amortized cost	$3,251	3%	$4,285	5%
Fair value	3,193	3	4,244	4
Tier I:
Amortized cost	1,945	2	2,268	2
Fair value	1,808	2	1,834	2
Total:
Amortized cost	$24,328	24%	$26,578	27%
Fair value	23,588	24	25,011	25

Derisking

During the three-month period ended March 31, 2012, we continued our efforts which began in the first quarter of 2011 of pursuing strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus during the first quarter of 2012 was on reducing our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$14	$26
Gross losses from sales	(1)	(187)
Net gains (losses) from redemptions	0	7
Other-than-temporary impairment losses	(63)	(404)
Total fixed maturities	(50)	(558)
Perpetual securities:
Available for sale:
Gross gains from sales	70	6
Gross losses from sales	(65)	(2)
Net gains (losses) from redemptions	60	0
Other-than-temporary impairment losses	(140)	0
Total perpetual securities	(75)	4
Equity securities:
Other-than-temporary impairment losses	0	(1)
Total equity securities	0	(1)
Derivatives and other:
Derivative gains (losses)	80	(30)
Other	0	6
Total derivatives and other	80	(24)
Total realized investment gains (losses)	$(45)	$(579)

During the three-month period ended March 31, 2012, sales and redemptions of securities generated a net realized investment gain. This net gain primarily resulted from both the redemption of a previously impaired perpetual security and sales related to our implemented plan to reduce the risk exposure in our investment portfolio (see the Investment Concentrations section above for more information). The other-than-temporary losses that we recognized were largely composed of impairments for two Tier I securities that were sold subsequent to the end of the quarter.

During the three-month period ended March 31, 2011, we recognized other-than-temporary impairment losses and realized investment losses from the sale of securities, primarily a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers.

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

However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment's fair value, to the extent below the investment's cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value.

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings may be subject to the risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and build capital. In addition to the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could impair the fair value of the securities and increase our regulatory capital requirements. We take factors such as these into account in our credit review process.

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sales of securities to meet cash flow needs. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. In years prior to 2011, provided that our credit review process resulted in a conclusion that we would collect all of our cash flows and recover our investment in an issuer and the investment was within our investment risk exposure guidelines, we generally did not sell investments prior to their maturity. However, starting in the fourth quarter of 2011, we determined that certain securities were no longer within our investment risk exposure guidelines and have started to reposition our security portfolio in an effort to enhance diversification and our credit profile by reducing our risk exposure through opportunistic investment transactions.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended March 31,
(In millions)	2012		2011
Perpetual securities	$140		$0
Corporate bonds	63		397
Mortgage- and asset-backed securities	0		6
Municipalities	0		1
Equity securities	0		1
Total other-than-temporary impairment losses realized	$203	(1)	$405	(2)
(1) Includes $28 for credit-related impairments and $175 from change in intent to sell securities
(2) Consisted completely of credit-related impairments

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2012	December 31, 2011
Unrealized gains (losses) on securities available for sale	$2,219	$1,761
Unamortized unrealized gains on securities transferred to held to maturity	29	34
Deferred income taxes	(800)	(652)
Shareholders’ equity, unrealized gains (losses) on investment securities	$1,448	$1,143
Gross Unrealized Loss Aging
The following tables show the fair value and gross unrealized losses of our available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$3,674	$3	$3,597	$2	$77	$1
Municipalities:
Dollar-denominated	60	8	29	1	31	7
Yen-denominated	58	3	0	0	58	3
Mortgage- and asset- backed securities:
Yen-denominated	143	1	0	0	143	1
Public utilities:
Dollar-denominated	439	25	284	11	155	14
Yen-denominated	4,779	377	2,094	131	2,685	246
Sovereign and supranational:
Dollar-denominated	68	4	17	0	51	4
Yen-denominated	2,589	185	592	17	1,997	168
Banks/financial institutions:
Dollar-denominated	593	45	219	9	374	36
Yen-denominated	9,247	1,142	926	11	8,321	1,131
Other corporate:
Dollar-denominated	1,286	52	1,112	28	174	24
Yen-denominated	5,523	533	1,606	69	3,917	464
Total fixed maturities	28,459	2,378	10,476	279	17,983	2,099
Perpetual securities:
Dollar-denominated	116	17	60	0	56	17
Yen-denominated	2,036	301	619	42	1,417	259
Total perpetual securities	2,152	318	679	42	1,473	276
Equity securities	4	0	2	0	2	0
Total	$30,615	$2,696	$11,157	$321	$19,458	$2,375

	December 31, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$940	$1	$859	$1	$81	$0
Municipalities:
Dollar-denominated	54	8	22	1	32	7
Yen-denominated	60	4	0	0	60	4
Mortgage- and asset- backed securities:
Yen-denominated	151	1	0	0	151	1
Public utilities:
Dollar-denominated	295	27	110	3	185	24
Yen-denominated	4,995	392	2,404	141	2,591	251
Sovereign and supranational:
Dollar-denominated	66	5	34	2	32	3
Yen-denominated	2,349	199	749	62	1,600	137
Banks/financial institutions:
Dollar-denominated	770	121	391	56	379	65
Yen-denominated	10,175	1,438	1,639	46	8,536	1,392
Other corporate:
Dollar-denominated	834	62	639	27	195	35
Yen-denominated	6,106	644	2,523	110	3,583	534
Total fixed maturities	26,795	2,902	9,370	449	17,425	2,453
Perpetual securities:
Dollar-denominated	217	29	109	4	108	25
Yen-denominated	2,290	604	630	69	1,660	535
Total perpetual securities	2,507	633	739	73	1,768	560
Equity securities	8	1	6	1	2	0
Total	$29,310	$3,536	$10,115	$523	$19,195	$3,013

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in risk-free interest rates, foreign exchange rates or the general widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the three-month period ended March 31, 2012. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of March 31, 2012.

Public Utilities

As of March 31, 2012, 69% of the unrealized losses on investments in the public utilities sector was related to investments that were investment grade, compared with 77% at December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by a decline in creditworthiness of a couple issuers in this sector. Also impacting the unrealized losses in the public utilities sector was widening credit spreads.

Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of March 31, 2012, 94% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 100% at December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuers' credit ratings, financial statements and other available financial data, timeliness of payment, gross domestic product growth projections, balance of payments, foreign currency reserves, and any other significant data related to the issuers. From those reviews, we evaluate the issuers' continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector was caused by a decline in creditworthiness of certain issuers in this sector. Also impacting the unrealized losses in the sovereign and supranational sector was widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Bank and Financial Institution Investments

Our efforts during 2011 and the three-month period ended March 31, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in banks and financial institutions, with an emphasis on reducing our exposure to European financial institutions. The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed-maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses.

	March 31, 2012		December 31, 2011
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	32%	44%	37%	44%
Perpetual securities:
Upper Tier II	4	5	4	6
Tier I	3	6	5	12
Total perpetual securities	7	11	9	18
Total	39%	55%	46%	62%

As of March 31, 2012, 85% of the $1.5 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, was related to investments that were investment grade, compared with 80% at December 31, 2011. Of the $12.0 billion in total investments, at fair value, in this sector in an unrealized loss position at March 31, 2012, only $629 million ($227 million in unrealized losses) was below investment grade. Three issuers of investments comprised nearly 99% of the $227 million unrealized loss. The remaining unrealized loss comprised one investment with an unrealized loss of less than $3 million .

We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes analysis of financial information, as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector was caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of March 31, 2012, 75% of the unrealized losses on investments in the other corporate sector was related to investments that were investment grade, compared with 73% at December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the other corporate sector were caused by widening credit spreads. Also impacting the unrealized losses in this sector is the decline in creditworthiness of certain issuers in the other corporate sector. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Perpetual Securities

As of March 31, 2012, 91% of the unrealized losses on investments in perpetual securities was related to investments that were investment grade, compared with 73% at December 31, 2011. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:
Perpetual Securities

		March 31, 2012			December 31, 2011
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$80	$81	$1	$196	$204	$8
	A	530	544	14	2,108	2,046	(62)
	BBB	2,641	2,569	(72)	1,791	1,804	13
	BB or lower	0	0	0	190	190	0
Total Upper Tier II		3,251	3,194	(57)	4,285	4,244	(41)
Tier I:
	A	60	60	0	0	0	0
	BBB	1,350	1,238	(112)	1,684	1,417	(267)
	BB or lower	535	509	(26)	584	417	(167)
Total Tier I		1,945	1,807	(138)	2,268	1,834	(434)
Other subordinated - non-banks	BBB	326	351	25	344	361	17
Total		$5,522	$5,352	$(170)	$6,897	$6,439	$(458)

An aspect of our efforts during 2011 and the three-month period ended March 31, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at March 31, 2012. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for the Dexia S.A. Upper Tier II perpetual securities, which had a deferred coupon and were impaired during that quarter, and we recognized additional impairments on those securities in the third and fourth quarters of 2011. We collected the deferred coupon upon the sale of those securities as part of our derisking investment activities in the first quarter of 2012. Based on amortized cost as of March 31, 2012, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (69%); the United Kingdom (11%); Japan (12%); and other (8%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment.

We have determined that the majority of our unrealized losses in the perpetual security category was principally due to widening credit spreads, largely as the result of the contraction of liquidity in the capital markets. Based on our reviews, we concluded that the ability of the issuers to service our investments has not been compromised by these factors. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as the investments near economic maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analyses, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.
Variable Interest Entities (VIEs)

The following table details our investments in VIEs.
Investments in Variable Interest Entities

	March 31, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
VIEs consolidated	$6,545	$6,940	$6,997	$7,206
VIEs not consolidated	12,795	12,832	13,753	13,714
Total VIEs	$19,340	$19,772	$20,750	$20,920

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

VIEs-Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or credit default swaps (CDSs), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through a unit trust structure that we began investing in during the second quarter of 2011, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

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

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicle used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments are comprised of securities from 161 separate issuers which have an average credit rating of A.

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

(In millions)	March 31, 2012	December 31, 2011
Security loans outstanding, fair value	$188	$812
Cash collateral on loaned securities	193	838
4.  DERIVATIVE INSTRUMENTS

We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. The majority of our freestanding derivatives are interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary. The remaining derivatives are the interest rate swap associated with our variable interest rate yen-denominated debt and cross-currency interest rate swaps associated with our senior notes due in February 2017 and February 2022.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to convert certain of our dollar-denominated principal and interest senior note obligations into yen-denominated obligations.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are exposed to credit risk in the event of nonperformance by counterparties to the cross-currency swaps related to our senior notes due in February 2017 and 2022 and the interest rate swap on our variable interest rate yen-denominated Samurai notes. The risk of counterparty default for both the VIE and senior note swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparties to these swap agreements are financial institutions with the following credit ratings.

	March 31, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In millions)	of Swaps	of Swaps	of Swaps	of Swaps
Counterparty credit rating:
AA	$14	$272	$0	$0
A	(124)	5,756	(156)	5,491
Total	$(110)	$6,028	$(156)	$5,491

Certain of our consolidated VIEs have credit default swap contracts that require them to assume credit risk from an asset pool. Those consolidated VIEs will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment by delivery of associated collateral, which consists of highly rated asset-backed securities, if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced obligations. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The diversified portfolios of corporate issuers are established within sector concentration limits.

The following tables present the maximum potential risk, fair value, weighted-average years to maturity, and underlying referenced credit obligation type for credit default swaps within consolidated VIE structures.

March 31, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(139)	$(4)	$0	$0	$(139)	$(4)
	BB or lower	0	0	0	0	0	0	(228)	(93)	(228)	(93)
Total		$0	$0	$0	$0	$(139)	$(4)	$(228)	$(93)	$(367)	$(97)

December 31, 2011
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(146)	$(17)	$0	$0	$(146)	$(17)
	BB or lower	0	0	0	0	0	0	(235)	(113)	(235)	(113)
Total		$0	$0	$0	$0	$(146)	$(17)	$(235)	$(113)	$(381)	$(130)

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

	March 31, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$67	$0	$0	$0
Foreign currency swaps	75	24	24	0
Total cash flow hedges	142	24	24	0
Non-qualifying strategies:
Interest rate swaps	367	28	31	(3)
Foreign currency swaps	5,152	(65)	263	(328)
Credit default swaps	367	(97)	0	(97)
Total non-qualifying strategies	5,886	(134)	294	(428)
Total cash flow hedges and non-qualifying strategies	$6,028	$(110)	$318	$(428)
Balance Sheet Location
Other assets	$2,436	$318	$318	$0
Other liabilities	3,592	(428)	0	(428)
Total derivatives	$6,028	$(110)	$318	$(428)

	December 31, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	36	36	0
Total cash flow hedges	146	36	36	0
Non-qualifying strategies:
Interest rate swaps	381	30	34	(4)
Foreign currency swaps	4,583	(92)	305	(397)
Credit default swaps	381	(130)	0	(130)
Total non-qualifying strategies	5,345	(192)	339	(531)
Total cash flow hedges and non-qualifying strategies	$5,491	$(156)	$375	$(531)
Balance Sheet Location
Other assets	$1,794	$375	$375	$0
Other liabilities	3,697	(531)	0	(531)
Total derivatives	$5,491	$(156)	$375	$(531)

Hedging
Derivative Hedges
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

We have an interest rate swap agreement related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 6). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that value would be reported in net earnings.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge's inception and on an ongoing quarterly basis, we also formally assess whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.”
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings as a component of realized investment gains (losses). All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
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

Cash Flow Hedges
The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended March 31, 2012:
Interest rate swaps	$0	$0
Foreign currency swaps	(12)	0
Total	$(12)	$0

Three Months Ended March 31, 2011:
Interest rate swaps	$1	$0
Foreign currency swaps	(56)	(4)
Total	$(55)	$(4)

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for these swaps that are no longer eligible for hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in 2011. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the three-month periods ended March 31, 2012 and 2011. As of March 31, 2012, deferred net gains on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.
Non-qualifying Strategies
For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as realized investment gains (losses).
We have cross-currency swap agreements related to our $400 million senior notes due February 2017 and our $350 million senior notes due February 2022 (see Note 6). The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into these cross-currency swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen, and we economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.
The following table presents the gain or loss recognized in income on non-qualifying strategies.
Non-qualifying Strategies
Gain (Loss) Recognized within Realized Investment Gains (Losses)

	Three Months Ended March 31,
(In millions)	2012	2011
Interest rate swaps	$(3)	$(5)
Foreign currency swaps	50	(29)
Credit default swaps	33	5
Other	0	3
Total	$80	$(26)

The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income.

Net Investment Hedge

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

Second, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three-month periods ended March 31, 2012, and 2011.

Non-Derivative Hedging Instruments in
Net Investment Hedging Relationships

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2012	2011
Non-derivative hedging instruments	$49	$22

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge during the three-month periods ended March 31, 2012 and 2011.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

5.  FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2012		December 31, 2011
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$89,502	$89,219	$88,588	$88,039
Fixed-maturity securities - consolidated variable interest entities	5,854	5,747	5,993	5,916
Perpetual securities	4,159	4,159	5,149	5,149
Perpetual securities - consolidated variable interest entities	1,193	1,193	1,290	1,290
Equity securities	25	25	25	25
Interest rate, foreign currency, and credit default swaps	318	318	375	375
Liabilities:
Notes payable (excluding capitalized leases)	3,955	4,354	3,275	3,536
Interest rate, foreign currency, and credit default swaps	428	428	531	531
Obligation to Japanese policyholder protection corporation	47	47	71	71

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

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that is comprised of investments in active markets. The index provides a broad-based measure of the global fixed-income bond market. This index covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.

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

The fair values of our publicly issued notes payable were obtained from a limited number of independent brokers, and the fair values of our yen-denominated loans approximate their carrying values. The fair value of the obligation to the Japanese policyholder protection corporation is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years.

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

The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are measured and carried at fair value on a recurring basis.

	March 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$9,965	$764	$0	$10,729
Municipalities	0	1,163	0	1,163
Mortgage- and asset-backed securities	0	897	367	1,264
Public utilities	0	6,926	409	7,335
Sovereign and supranational	0	1,787	418	2,205
Banks/financial institutions	0	6,612	1,097	7,709
Other corporate	0	15,082	1,035	16,117
Total fixed maturities	9,965	33,231	3,326	46,522
Perpetual securities:
Banks/financial institutions	0	4,676	325	5,001
Other corporate	0	351	0	351
Total perpetual securities	0	5,027	325	5,352
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	31	31
Foreign currency swaps	0	47	240	287
Total other assets	0	47	271	318
Cash and cash equivalents	2,210	0	0	2,210
Total assets	$12,190	$38,311	$3,926	$54,427
Liabilities:
Interest rate swaps	$0	$0	$3	$3
Foreign currency swaps	0	9	319	328
Credit default swaps	0	0	97	97
Total liabilities	$0	$9	$419	$428

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,092	$721	$0	$11,813
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	944	394	1,338
Public utilities	0	6,803	422	7,225
Sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions	0	6,379	1,074	7,453
Other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions	0	5,552	526	6,078
Other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	34	34
Foreign currency swaps	0	0	341	341
Total other assets	0	0	375	375
Cash and cash equivalents	2,249	0	0	2,249
Total assets	$13,356	$38,970	$4,334	$56,660
Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	0	397	397
Credit default swaps	0	0	130	130
Total liabilities	$0	$0	$531	$531

The following tables present the fair values categorized by hierarchy levels for the Company's assets and liabilities that are carried at cost or amortized cost and for which fair value is disclosed.

	March 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,067	$0	$0	$23,067
Municipalities	0	550	0	550
Mortgage- and asset-backed securities	0	35	86	121
Public utilities	0	5,207	0	5,207
Sovereign and supranational	0	3,953	0	3,953
Banks/financial institutions	0	10,878	0	10,878
Other corporate	0	4,668	0	4,668
Total assets	$23,067	$25,291	$86	$48,444
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$4,354	$4,354
Obligation to Japanese policyholder protection corporation	0	0	47	47
Total liabilities	$0	$0	$4,401	$4,401

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$19,071	$0	$0	$19,071
Municipalities	0	584	0	584
Mortgage- and asset-backed securities	0	39	95	134
Public utilities	0	5,637	0	5,637
Sovereign and supranational	0	4,165	0	4,165
Banks/financial institutions	0	11,480	0	11,480
Other corporate	0	5,312	0	5,312
Total assets	$19,071	$27,217	$95	$46,383
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$3,536	$3,536
Obligation to Japanese policyholder protection corporation	0	0	71	71
Total liabilities	$0	$0	$3,607	$3,607

As of March 31, 2012, approximately 51% of the fair value, or 77% of the number of holdings, of our available-for-sale fixed income and perpetual investments classified as Level 2 and 3% of the fair value, or 7% of the number of holdings, of our held-to-maturity fixed income investments classified as Level 2 are valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various third party pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available. The fair value of approximately 42% of our Level 2 available-for-sale fixed income and perpetual investments, or 10% of the number of Level 2 available-for-sale holdings, and 95% of our Level 2 held-to-maturity fixed income investments, or 85% of the number of Level 2 held-to-maturity holdings, are determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets. For the remaining 7% of Level 2 available-for-sale investment valuations, or 13% of the number of Level 2 available-for-sale holdings, and the remaining 2% of Level 2 held-to-maturity investment valuations, or 8% of the number of Level 2 held-to-maturity holdings, that are not provided by our custodian and are not priced using the DCF pricing model, we obtain quotes from other pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investment in inactive markets, or other observable market data where available.

Due to our reliance on third-party pricing services to provide valuations on 51% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio, we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) report for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.

For securities in Level 2 that are below investment grade or have split ratings where the valuation calculated by our DCF model does not conform to current market conditions, a CDS spread is used in lieu of the index spread discussed above. The CDS is chosen based on an average of spreads of issues with the same issuer, rating and subordination.

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified in the same fair value hierarchy level as the associated asset. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility.

The fair value of the foreign currency swaps associated with our senior notes is based on the amount we would expect to receive or pay to terminate the swaps. The determination of the fair value of the swaps is based on observable market inputs, therefore they are classified as Level 2.

For derivatives associated with VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements incorporate the credit risk of the collateral associated with the VIE. Prior to the third quarter of 2011, these derivative instruments were reported in Level 2 of the fair value hierarchy, except CDSs and certain foreign currency swaps which were classified as Level 3. The interest rate and certain foreign currency derivative instruments previously classified as Level 2 were priced by broker quotations. In the third quarter of 2011, we changed from receiving valuations from brokers to receiving valuations from a third party pricing vendor for our derivatives. Based on an analysis of these derivatives and a review of the methodology employed by the pricing vendor, we determined that due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain inputs, assumptions and judgments are required to value future cash flows that cannot be corroborated by current inputs or current observable market data. As a result, the derivatives associated with our consolidated VIEs have been classified as Level 3 of the fair value hierarchy as of September 30, 2011 and thereafter.

The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. We estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. The significant valuation inputs that are used in the valuation process for the below-investment-grade and private placement investments classified as Level 3 include forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

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

The fair values of our publicly issued notes payable classified as Level 3 were obtained from a limited number of independent brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. The fair value of the obligation to the Japanese policyholder protection corporation classified as Level 3 is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years. We consider our inputs for this valuation to be unobservable.

Historically, we have not adjusted the quotes or prices we obtain from the brokers and pricing services we use.

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized gains or losses included in earnings	0	0	0	0	2	49	0	(2)	13	33	95
Unrealized gains or losses included in other comprehensive income	(23)	(13)	(16)	23	(38)	6	0	0	(12)	0	(73)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(34)	(256)	0	0	0	0	(290)
Settlements	(4)	0	0	0	0	0	0	0	(24)	0	(28)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$367	$409	$418	$1,097	$1,035	$325	$4	$28	$(79)	$(97)	$3,507
Change in unrealized gains (losses) still held (1)	$0	$0	$0	$0	$0	$0	$0	$(2)	$13	$33	$44
(1)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as
Level 3 that were still held at March 31, 2012

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
(1)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that were still held at March 31, 2011

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Transfers into and/or out of any fair value hierarchy level are assumed to occur at the balance sheet date. There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2012 and 2011.

Fair Value Sensitivity

DCF Sensitivity

Our DCF pricing model utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing models are most sensitive to prevailing credit spreads, the level of interest rates (yields), and, for our callable securities, interest rate volatility. Management believes that under normal market conditions, a movement of 50 basis points (bps) in interest rates and credit spreads and 50 percent in interest rate volatility would be sufficiently reasonable stresses to illustrate the sensitivity of valuations to these risk factors. Therefore, we selected these magnitudes of movement and provided both upward and downward movements in these key assumptions used to estimate fair value. Since the changes in fair value are relatively linear, readers of these financial statements can make their own judgments as to the movement in interest rates and the change in fair value based upon this data. The following scenarios provide a view of the sensitivity of our securities priced by our DCF pricing model.

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $18.2 billion at March 31, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(978)	+50 bps	$(975)	+50%	$(36)
-50 bps	999	-50 bps	1,011	-50%	1

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $23.9 billion at March 31, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,488)	+50 bps	$(1,379)	+50%	$(132)
-50 bps	1,314	-50 bps	1,380	-50%	167

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$367	Consensus pricing	Offered quotes	N/A	(e)
Public utilities	409	Discounted cash flow	Historical volatility	8.85%
Sovereign and supranational	418	Discounted cash flow	Historical volatility	8.85%
Banks/financial institutions	547	Discounted cash flow	Historical volatility	8.85%
	550	Consensus pricing	Offered quotes	N/A	(e)
Other corporate	594	Discounted cash flow	Historical volatility	8.85%
	441	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	325	Discounted cash flow	Historical volatility	8.85%
Equity securities	4	Net asset value	Offered quotes	$0-$993 ($4)
Other assets:
Interest rate swaps	31	Discounted cash flow	Base correlation	44% - 52%	(a)
			CDS spreads	3 - 1673 (136) bps
			Recovery rate	25% - 70% (40%)
Foreign currency swaps	81	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			CDS spreads	6 - 157 (112) bps
			Foreign exchange rates	20.69%	(b)
	46	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			CDS spreads	13 - 190 (97) bps
	113	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			Foreign exchange rates	20.69%	(b)
Total assets	$3,926
(a) Weighted-average range of base correlations for our bespoke tranches for attachment and detachment points corresponding to market indices
(b) Based on 10 year volatility of JPY/USD exchange rate
(c) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(d) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(e) N/A represents securities where we receive unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

March 31, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$3	Discounted cash flow	Base correlation	44% - 52%	(a)
			CDS spreads	3 - 1673 (136) bps
			Recovery rate	25% - 70% (40%)
Foreign currency swaps	91	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			CDS spreads	14 - 239 (128) bps
			Foreign exchange rates	20.69%	(b)
	21	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			CDS spreads	11 - 359 (214) bps
	207	Discounted cash flow	Interest rates (USD)	2.29% - 3.05%	(c)
			Interest rates (JPY)	1.04% - 2.00%	(d)
			Foreign exchange rates	20.69%	(b)
Credit default swaps	97	Discounted cash flow	Base correlations	44% - 52%	(a)
			CDS spreads	3 - 1673 (136) bps
			Recovery rate	25% - 70% (40%)
Total liabilities	$419
(a) Weighted-average range of base correlations for our bespoke tranches for attachment and detachment points corresponding to market indices
(b) Based on 10 year volatility of JPY/USD exchange rate
(c) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(d) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps

The following is a discussion of the significant unobservable inputs or valuation technique used in determining the fair value of securities and derivatives classified as Level 3. Listed below each discussion are the asset and derivative categories impacted by the respective input or valuation technique.

Annualized historical foreign exchange volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The significant unobservable input used for valuation is the historical foreign exchange volatility. The market standard approach is to use implied volatility to value options or instruments with optionality, because historical volatility may not represent current market participants' expectations about future volatility. Given the importance of this input to the overall valuation, use of historical volatility could result in a significant increase or decrease in fair value measurement.

•	Public utilities, Other corporate, Sovereign and supranational, Banks/financial institutions

Net Asset Value

We hold certain unlisted equity securities whose fair value is derived based on the financial statements published by the investee. These securities do not trade on an active market and the valuations derived are dependent on the availability of timely financial reporting of the investee.

•	Equity securities

Offered quotes

In circumstances where our valuation model price is overridden because it implies a value that is not consistent with current market conditions, we will solicit bids from a limited number of brokers. We also receive unadjusted prices from brokers for our mortgage and asset-backed securities. These quotes are non-binding and are best estimates of value at that particular point in time.

•	Mortgage- and asset-backed securities

•	Banks/financial institutions

•	Other Corporate

Interest Rates, CDS Spreads, Foreign exchange rates

The significant drivers of the valuation of the interest and foreign exchange swaps are interest rates, foreign exchange rates and CDS spreads. Our swaps have long maturities with fixed pay and receive legs. This increases the sensitivity of the swap to interest rate fluctuations. Since most of our yen-denominated cross currency swaps are in a net liability position, an increase in interest rates will decrease the liabilities and increase the value of the swap.
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in USD interest rates increase the swap value.
A similar sensitivity pattern is observed for the foreign exchange rates. When the spot U.S. dollar/Japanese yen (USD/JPY) foreign exchange rate decreases and the swap is receiving a final exchange payment in JPY, the swap value will increase due to the appreciation of the JPY. Most of our swaps are designed to receive payments in JPY at the termination and will thus be impacted by USD/JPY foreign exchange rate in this way. In cases where there is no final exchange foreign exchange receivable in JPY and we are paying JPY as interest payments, a decrease in the foreign exchange rate will lead to a decrease in the swap value.

The extinguisher feature in most of our swaps results in a cessation of cash flows and no further payments between the parties to the swap in the event of a default on the referenced or underlying collateral. To price this feature, we apply the survival probability of the referenced entity to the projected cash flows. The survival probability uses the CDS spreads and recovery rates to adjust the present value of the cash flows. For extinguisher swaps with positive values, an increase in CDS spreads decreases the likelihood of receiving the final exchange payments and reduces the value of the swap.

Due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain inputs, assumptions and judgments are required to value future cash flows that cannot be corroborated by current inputs or current observable market data.

•	Foreign currency swaps

Base Correlations, CDS Spreads

Our CDOs are tranches on baskets of single-name credit default swaps. The risks in these types of synthetic CDOs come from the single-name CDS risk and the correlations between the single names. The valuation of synthetic CDOs is dependent on the calibration of market prices for interest rates, single name CDS default probabilities and base correlation using financial modeling tools. Since there is limited or no observable data available for these tranches, these base correlations must be obtained from commonly traded market tranches such as the CDX and iTraxx indices. From the historical prices of these indices, base correlations can be obtained to develop a pricing curve of CDOs with different seniorities. Since the reference entities of the market indices do not match those in our portfolio underlying the synthetic CDO to be valued, several processing steps are taken to map the names in our portfolio to the indices. With the base correlation determined and the appropriate spreads selected, a valuation is calculated. An increase in the CDS spreads in the underlying portfolio leads to a decrease in the value due to higher probability of defaults and losses. The impact on the valuation due to base correlation depends on a number of factors, including the riskiness between market tranches and the modeled tranche based on our portfolio and the equivalence between detachment points in these tranches. Generally speaking, an increase in base correlation will decrease the value of the senior tranches while increasing the value of junior tranches. This may result in a positive or negative value change.
Our interest rate swaps are linked to the underlying synthetic CDOs. The valuation of these swaps is performed using a similar approach to that of the synthetic CDOs themselves; that is, the base correlation model is used to ensure consistency between the synthetic CDOs and the swaps.

•	Credit default swaps, Interest rate swaps

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

6.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	March 31, 2012		December 31, 2011
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	400		0
4.00% senior notes due February 2022	349	(3)	0
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	97		103
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	349		369
1.87% notes due June 2012 (principal amount 26.6 billion yen)	324		342
1.84% notes due July 2016 (principal amount 15.8 billion yen)	192		203
Variable interest rate notes due July 2014 (1.35% in 2012 and 1.34% in 2011, principal amount 5.5 billion yen)	67		71
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	122		129
3.00% loan due August 2015 (principal amount 5 billion yen)	61		64
Capitalized lease obligations payable through 2022	9		10
Total notes payable	$3,964		$3,285
(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes
(3) $350 issuance net of a $1 underwriting discount that is being amortized over the life of the notes

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen, and we economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2012. No events of default or defaults occurred during the three-month period ended March 31, 2012.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2012	2011
Common stock - issued:
Balance, beginning of period	663,639	662,660
Exercise of stock options and issuance of restricted shares	798	670
Balance, end of period	664,437	663,330
Treasury stock:
Balance, beginning of period	197,329	192,999
Purchases of treasury stock:
Open market	0	3,100
Other	199	151
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(381)	(325)
Exercise of stock options	(39)	(81)
Other	(134)	(78)
Balance, end of period	196,974	195,766
Shares outstanding, end of period	467,463	467,564

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

(In thousands)	2012	2011
Anti-dilutive share-based awards	5,457	2,592

Share Repurchase Program: During the first quarter of 2012, we did not repurchase any shares of our common stock in the open market. We repurchased 3.1 million shares of our common stock in the first quarter of 2011.

As of March 31, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8.  SHARE-BASED COMPENSATION

As of March 31, 2012, the Company has outstanding share-based awards under two long-term incentive compensation plans.

The first plan, which expired in February 2007, is a stock option plan which allowed grants for incentive stock options (ISOs) to employees and non-qualifying stock options (NQSOs) to employees and non-employee directors. The options have a term of 10 years and generally vest after three years. The exercise price of options granted under this plan is equal to the fair market value of a share of the Company's common stock at the date of grant. Options granted before the plan's expiration date remain outstanding in accordance with their terms.

The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. Effective March 14, 2012, the board of directors approved an amendment and restatement of the long-term incentive plan subject to approval by shareholders at the Company's annual shareholders' meeting on May 7, 2012. If approved, the amendments to the plan would, among other things, extend its expiration date from 2014 to 2017, make clear that option strike prices can be set at the closing price on the date of grant (rather than only at the average high-low sales price), update the performance factors available for use under awards that are intended to qualify for favorable tax deduction treatment, and adjust the size of awards that may be granted to incumbent directors. There were no additional shares of common stock authorized for issuance under the amended and restated plan. As of March 31, 2012, approximately 14 million shares were available for future grants under the existing plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2012.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	14,452	5.0	$77	$43.49
Exercisable	12,102	4.3	74	42.48

We received cash from the exercise of stock options in the amount of $6 million during the first quarter of 2012, compared with $10 million in the first quarter of 2011. The tax benefit realized as a result of stock option exercises and restricted stock releases was $13 million in the first quarter of 2012, compared with $11 million in the first quarter of 2011.

As of March 31, 2012, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $48 million, of which $24 million (734 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.1 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 11 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2011.
9. BENEFIT PLANS
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

For certain employees and former employees, additional coverage is provided for all medical expenses for life. Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4	$4	$6	$4	$1	$1
Interest cost	3	2	7	7	1	1
Expected return on plan assets	(1)	(1)	(4)	(4)	0	0
Amortization of net actuarial loss	1	1	2	1	0	0
Net periodic (benefit) cost	$7	$6	$11	$8	$2	$2

During the three months ended March 31, 2012, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2012) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac's investment in perpetual securities

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular single-issuer or sector

•	concentration of business in Japan

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	impact of the recent earthquake and tsunami natural disaster and related events at the nuclear plant in Japan and their aftermath

•	catastrophic events including, but not necessarily limited to, tornadoes, hurricanes, earthquakes, tsunamis, and damage incidental to such events

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the period from December 31, 2011, to March 31, 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2011. This MD&A is divided into the following sections:

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
PERFORMANCE HIGHLIGHTS
Results for the first quarter of 2012 benefited from the stronger yen/dollar exchange rate. Total revenues rose 21.9% to $6.2 billion, compared with $5.1 billion in the first quarter of 2011. Net earnings were $785 million, or $1.68 per diluted share, compared with $389 million, or $.83 per diluted share, in the first quarter of 2011.
Results in the first quarter of 2012 included pretax net realized investment losses of $45 million ($29 million after-tax), compared with net realized investment losses of $579 million ($376 million after-tax) in the first quarter of 2011. Net investment losses in the first quarter of 2012 included $203 million ($132 million after-tax) of other-than-temporary impairment losses; $78 million of net gains ($51 million after-tax) from the sale or redemption of securities; and $80 million of net gains ($52 million after-tax) from valuing derivatives. Shareholders’ equity at March 31, 2012 included a net unrealized gain on investment securities (including derivatives) of $1.4 billion, compared with a net unrealized gain of $1.2 billion at December 31, 2011.
CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 81% of our liabilities are reported as of March 31, 2012, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
See Note 1 of the Notes to the Consolidated Financial Statements for information on changes to the accounting policy for deferred policy acquisition costs, costs associated with acquiring or renewing insurance contracts. There have been no other changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2012. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2011.

New Accounting Pronouncements
On January 1, 2012, we retrospectively adopted amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts, or DAC. Under the previous guidance, we deferred costs that varied with and were primarily related to the acquisition of a policy. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. As of December 31, 2010, approximately 70% of our unadjusted deferred acquisition cost balance was related to compensation paid to third parties for successful sales and was therefore still deferrable under the new rules. The remaining 30% of the deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $408 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $108 million, resulting in a total reduction to shareholders' equity of $516 million as of December 31, 2010. The adoption of this accounting standard had an immaterial impact on net income in 2011 and for all preceding years.
For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$785	$389	$1.68	$.83
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(81)	(357)	(.17)	(.75)
Impact of derivative and hedging activities	52	(19)	.11	(.04)
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

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
Securities Transactions and Impairments
During the three-month period ended March 31, 2012, we realized pretax investment gains, net of losses, of $78 million ($51 million after-tax) from sales and redemptions of securities. These gains primarily resulted from both the redemption of a previously impaired perpetual security and sales related to our implemented plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $203 million ($132 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. These losses primarily resulted from impairments on two Tier I securities that were sold subsequent to the end of the quarter.
During the three-month period ended March 31, 2011, we realized pretax investment losses of $405 million ($263 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities, and we realized pretax investment losses, net of gains, of $144 million ($94 million after-tax) from sales and redemptions of securities, primarily as a result of an implemented plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the credit worthiness of certain issuers.
See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2012		2011
Perpetual securities	$140		$0
Corporate bonds	63		397
Mortgage- and asset-backed securities	0		6
Municipalities	0		1
Equity securities	0		1
Total other-than-temporary impairment losses realized	$203	(1)	$405	(2)
(1) Includes $28 for credit-related impairments and $175 from change in intent to sell securities
(2)Consisted completely of credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated, cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022, and an interest rate swap associated with our variable interest rate yen-denominated debt. We realized pretax investment gains, net of losses, of $80 million ($52 million after-tax) for the three-month period ended March 31, 2012, compared with pretax investment losses, net of gains, of $30 million ($19 million after tax) for the same period in 2011, as a result of valuing the swaps described above.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the three-month period ended March 31, 2012, compared with 34.2% for the same period in 2011.
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
Subject to the preceding assumptions, our objective for 2012 is to increase net earnings per diluted share by 3% to 6% over 2011 as restated for the change in accounting for deferred acquisition costs, compared with our prior stated objective of 2% to 5% growth. This range reflects the impact of portfolio derisking and investing significant cash flows at low interest rates. Once the effects of our investment derisking activities and low interest rate yields on investments have been integrated into our financial results, we expect the rate of earnings growth in 2013 to improve over 2012. Based on our stated objective for 2012, the following table shows the likely results for 2012 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2012 Net Earnings Per Share (EPS) Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Net Earnings Per Diluted Share	% Growth Over 2011	Yen Impact on EPS
70.00	$7.06 - 7.25	12.6 - 15.6%	$.60
75.00	6.73 - 6.92	7.3 - 10.4	.27
79.75(2)	6.46 - 6.65	3.0 - 6.1	.00
80.00	6.45 - 6.64	2.9 - 5.9	(.01)
85.00	6.21 - 6.40	(1.0) - 2.1	(.25)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2012 and 2011
(2)Actual 2011 weighted-average exchange rate

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2012	2011
Premium income	$4,148	$3,702
Net investment income:
Yen-denominated investment income	473	431
Dollar-denominated investment income	257	218
Net investment income	730	649
Other income (loss)	16	20
Total operating revenues	4,894	4,371
Benefits and claims	2,967	2,580
Operating expenses:
Amortization of deferred policy acquisition costs	178	153
Insurance commissions	294	288
Insurance and other expenses	415	376
Total operating expenses	887	817
Total benefits and expenses	3,854	3,397
Pretax operating earnings(1)	$1,040	$974
Weighted-average yen/dollar exchange rate	79.59	82.32

	In Dollars		In Yen
Percentage change over previous period:	2012	2011	2012	2011
Premium income	12.0%	15.5%	7.8%	4.8%
Net investment income	12.5	9.5	8.7	(.7)
Total operating revenues	12.0	14.2	7.8	3.7
Pretax operating earnings(1)	6.8	19.3	3.2	8.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 8.9% to 1.38 trillion yen as of March 31, 2012, compared with 1.27 trillion yen as of March 31, 2011. The increase in annualized premiums in force in yen reflect the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $16.8 billion at March 31, 2012, compared with $15.3 billion a year ago.
Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 35% of Aflac Japan’s investment income in the first three months of 2012, compared with 33% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 36% of Aflac Japan’s investment income during the first three months of 2012 and 2011.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2012	2011	2012	2011
Net investment income	8.7%	(.7)%	9.8%	2.7%
Total operating revenues	7.8	3.7	7.9	4.1
Pretax operating earnings(1)	3.2	8.5	3.4	9.9
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2012	2011
Benefits and claims	60.6%	59.0%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.5
Insurance commissions	6.0	6.6
Insurance and other expenses	8.5	8.6
Total operating expenses	18.1	18.7
Pretax operating earnings(1)	21.3	22.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

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
In the past several years, the benefit ratio for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, for several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our third sector products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three-month period ended March 31, 2012, the benefit ratio increased and the operating expense ratio decreased, resulting in a lower pretax operating profit margin, compared with the same period in 2011. For the full year of 2012, we expect to achieve our profit objectives through better-than-average premium growth associated with the life products and somewhat lower profit margins due to the change in business mix discussed above.

Aflac Japan Sales
Aflac Japan's first quarter 2012 production set an all-time new annualized premium sales record for the third consecutive quarter. Aflac Japan's new annualized premium sales exceeded our expectations in the first quarter of 2012 and increased 53.8% in yen, compared with the same period in 2011. The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2012	2011	2012	2011
New annualized premium sales	$659	$414	52.4	34.1
Increase (decrease) over comparable period in prior year	59.3%	24.0%	53.8%	12.6%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2012	2011
Medical	17%	28%
Cancer	13	18
Ordinary life:
Child endowment	14	22
WAYS	44	18
Other ordinary life	8	11
Other	4	3
Total	100%	100%
The bank channel generated new annualized premium sales of 24.3 billion yen in the first quarter of 2012, an increase of 208.9% over the first quarter of 2011. Bank channel sales accounted for 46% of new annualized premium sales for Aflac Japan in the first quarter of 2012, compared with 23% during the same period a year ago. WAYS, a unique hybrid whole-life product that we first introduced in 2006 and introduced to the bank channel in 2009, has been a significant contributor to bank sales growth. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. The profit margin on WAYS is lower than our health insurance products, however the profit margin is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. More than 90% of customers at banks choose this payment option. Sales of WAYS were 23.2 billion yen during the first quarter of 2012, an increase of 283.4% over the the first quarter of 2011.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Cancer insurance sales increased 14.2% during the first quarter of 2012, compared with the same period a year ago. The increase primarily reflected sales of the new base cancer policy, DAYS, which was introduced at the end of March 2011, and DAYS PLUS, which upgrades older cancer policies. The enhancements in this new base policy are a response to the changes in cancer treatment as well as our commitment to being the number one provider of cancer insurance in Japan. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Medical insurance sales decreased 6.1% during the first quarter of 2012, compared with the same period a year ago, primarily due to our traditional sales channels' focus on selling our DAYS and DAYS PLUS cancer policies. Despite the comparative sales decrease, we maintained our position as the number one seller of medical insurance policies in Japan. We upgraded our New EVER policy toward the end of January 2012, and initial results of the product revision have been positive. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.
At March 31, 2012, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. Approximately 80% of our customers at banks are new customers to Aflac. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products. Our partnership with banks provides us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers.
We remain committed to selling through our traditional channels. These channels include affiliated corporate agencies, independent corporate agencies and individual agencies. In the first quarter of 2012, we recruited more than 940 new sales agencies. At March 31, 2012, Aflac Japan was represented by approximately 19,500 sales agencies and more than 121,400 licensed sales associates employed by those agencies.
Overall, Aflac Japan performed well in the first quarter of 2012. We believe that there is a continued need for our products in Japan. Based on the sales results from this quarter, we now expect Aflac Japan's full year 2012 new annualized premium sales to increase 10%, compared with our previous expectation of a sales decline.
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
The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2012	2011
New money yield - yen only	1.94%	2.36%
New money yield - blended	2.03	3.16
Return on average invested assets, net of investment expenses	3.18	3.31
The decrease in Aflac Japan's new money yield reflects the low level of interest rates. At March 31, 2012, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.18%, compared with 3.56% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
Japanese Economy
The Bank of Japan's April 2012 Monthly Report of Recent Economic Developments stated that Japan's economic activity has shown some signs of improvement, however it has remained relatively flat. Exports and production have remained more or less flat. Public investment has begun to increase, housing investment has continued to increase and private consumption has remained firm. The report projected that Japan's economy is expected to return to a moderate recovery path as the pace of recovery in overseas economies improves and reconstruction demand related to the tsunami and earthquake disaster gradually strengthens. Exports and production are expected to increase moderately and public investment and housing investment are expected to continue to increase, while private consumption is expected to remain firm. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2011.

Japanese Regulatory Environment
Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA has applied a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012) and encouraged the disclosure of the ratio as reference information as of fiscal year-end 2010 (March 31, 2011). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the current calculation method. Aflac Japan's solvency margin ratio, most recently reported as of December 31, 2011, was 985.8% using the former calculation method and, disclosed as reference information, was 547.3% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operations in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. Japan's three major political parties recently submitted legislation regarding postal reform. This legislation would merge two of the postal operating entities (the one that delivers the mail and the one that runs the post offices). We anticipate that this legislation will pass the Diet during the current Diet session scheduled to end in June 2012. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, this legislation will have on Aflac Japan's operations. Regardless, we believe that postal reform is unlikely to change Aflac Japan's relationship with the post office company.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2012	2011
Premium income	$1,231	$1,169
Net investment income	152	144
Other income	2	3
Total operating revenues	1,385	1,316
Benefits and claims	678	642
Operating expenses:
Amortization of deferred policy acquisition costs	110	107
Insurance commissions	140	134
Insurance and other expenses	186	182
Total operating expenses	436	423
Total benefits and expenses	1,114	1,065
Pretax operating earnings(1)	$271	$251
Percentage change over previous period:
Premium income	5.2%	2.5%
Net investment income	5.5	8.8
Total operating revenues	5.2	3.1
Pretax operating earnings(1)	8.1	2.4
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Annualized premiums in force increased 5.2% to $5.2 billion as of March 31, 2012, compared with $5.0 billion a year ago.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2012	2011
Benefits and claims	49.0%	48.8%
Operating expenses:
Amortization of deferred policy acquisition costs	7.9	8.1
Insurance commissions	10.1	10.1
Insurance and other expenses	13.4	13.9
Total operating expenses	31.4	32.1
Pretax operating earnings(1)	19.6	19.1
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The benefit ratio remained relatively stable in the first quarter of 2012, compared with the same period a year ago. The expense ratio decreased, resulting in an expansion in the pretax operating profit margin compared with the same period in 2011. For the remainder of 2012, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2011.
Aflac U.S. Sales
In the first quarter of 2012, Aflac U.S. generated new annualized premium sales growth of 4.5%, compared with the same period in 2011. We believe this sales growth reflects our intense focus on supporting our field force with enhanced products, including group products, and other resources that help our sales force approach selling in the current economic environment more effectively. The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2012	2011
New annualized premium sales	$351	$336
Increase (decrease) over comparable period in prior year	4.5%	6.3%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2012	2011
Income-loss protection:
Short-term disability	20%	17%
Life	6	6
Asset-loss protection:
Accident	29	30
Critical care(1)	24	23
Supplemental medical:
Hospital indemnity	15	17
Dental/vision	6	7
Total	100%	100%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, increased 3.5%, short-term disability sales increased 21.5%, critical care insurance sales (including cancer insurance) increased 5.7%, and hospital indemnity insurance sales decreased 7.7% in the first quarter of 2012, compared with the same period a year ago.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. We recruited 6,700 new sales associates in the first quarter of 2012, resulting in approximately 76,300 licensed sales associates as of March 31, 2012.
In addition to expanding the size and capabilities of our traditional sales force, we are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. Insurance brokers have been a historically underleveraged sales channel for Aflac, so we have been developing relationships with brokers the past several years that complement our traditional distribution system. We have a management team experienced in broker sales, and we are supporting this initiative with streamlined products, targeted broker-specific advertising campaigns, customized enrollment technology, and competitive compensation. At the beginning of 2012, Aflac U.S. launched an initiative to address the largest insurance brokers. We believe that we have significant potential for growth in this larger-case market.
Our group products sold through Aflac Group Insurance have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. For the three-month period ended March 31, 2012, sales from Aflac Group Insurance increased 38.4%, compared with the same period in the prior year, to $50 million, representing 14% of new annualized premium sales for Aflac U.S.
Although we remain somewhat cautious in our short-term sales outlook for Aflac U.S. due to the relatively weak economic environment, our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. The addition of the group product platform and our growing broker initiative only serve to enhance our ability to leverage the Aflac brand to reach employees at more companies, large and small, across the United States. Following the passage of health care reform in 2010, we believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. For 2012, our objective is for Aflac U.S. new annualized premium sales to increase in the range of 3% to 8%.
Aflac U.S. Investments
The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2012	2011
New money yield	4.80%	5.77%
Return on average invested assets, net of investment expenses	6.48	6.42
The decrease in the U.S. new money yield for the three-month period ended March 31, 2012 reflects a low level of interest rates and tightening credit spreads. At March 31, 2012, the portfolio yield on Aflac’s U.S. portfolio was 6.66%, compared with 6.84% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
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
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2012, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2011.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	82.19		77.74
Investments and cash	$103,104	$(4,689)	$107,793
Deferred policy acquisition costs	9,542	(391)	9,933
Total assets	115,552	(5,162)	120,714
Policy liabilities	93,004	(4,855)	97,859
Total liabilities	101,909	(5,103)	107,012
(1)The exchange rate at March 31, 2012, was 82.19 yen to one dollar, or 5.4% weaker than the December 31, 2011, exchange rate of 77.74.
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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
Securities available for sale, at fair value:
Fixed maturities	$36,371	$37,473	$10,015	(1)	$9,961	(1)
Perpetual securities	5,171	6,271	181		168
Equity securities	25	25	0		0
Total available for sale	41,567	43,769	10,196		10,129
Securities held to maturity, at amortized cost:
Fixed maturities	48,834	47,009	0		0
Total held to maturity	48,834	47,009	0		0
Total investment securities	$90,401	$90,778	$10,196		$10,129
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $136 in 2012 and $138 in
2011.
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

(In millions)	March 31, 2012			December 31, 2011
Yen/dollar exchange rates	67.19	82.19(1)	97.19	62.74	77.74(1)	92.74
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$29,602	$24,200	$20,464	$31,405	$25,345	$21,246
Fixed maturities - consolidated variable interest entities	3,199	2,615	2,212	3,402	2,746	2,302
Perpetual securities	4,804	3,927	3,321	6,117	4,937	4,138
Perpetual securities - consolidated variable interest entities	1,360	1,112	940	1,477	1,192	999
Equity securities	24	19	16	24	19	16
Securities held to maturity:
Fixed maturities	58,992	48,226	40,783	57,451	46,366	38,867
Fixed maturities - consolidated variable interest entities	744	608	515	797	643	539
Cash and cash equivalents	1,299	1,062	898	1,737	1,402	1,175
Other financial instruments	172	141	119	183	147	124
Subtotal	100,196	81,910	69,268	102,593	82,797	69,406
Liabilities:
Notes payable	1,494	1,221	1,033	1,599	1,291	1,082
Japanese policyholder protection corporation	57	47	39	88	71	60
Subtotal	1,551	1,268	1,072	1,687	1,362	1,142
Net yen-denominated financial instruments	98,645	80,642	68,196	100,906	81,435	68,264
Other yen-denominated assets	10,124	8,276	6,999	10,706	8,640	7,243
Other yen-denominated liabilities	107,492	87,875	74,312	112,559	90,840	76,148
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$1,277	$1,043	$883	$(947)	$(765)	$(641)
(1) Actual period-end exchange rate
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
We are required to consolidate certain variable interest entities (VIEs). Prior to consolidation, our beneficial interest in certain VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. While the combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment, these investments will create foreign currency fluctuations but have no impact on our net investment hedge position. For additional information, see the Hedging Activities subsection of MD&A.
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2012, and December 31, 2011, would be as follows:

(In millions)	March 31, 2012	December 31, 2011
Effect on yen-denominated debt and perpetual securities	$(10,027)	$(9,715)
Effect on dollar-denominated debt and perpetual securities	(1,890)	(1,900)
Effect on total debt and perpetual securities	$(11,917)	$(11,615)
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
We entered into an interest rate swap agreement related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. This agreement effectively converted the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2011.
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
We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings references in the two tables below are based on the ratings designations provided by major credit rating agencies (Moody's, S&P and Fitch) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal credit analysis of such securities. For investment grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012 and prospectively, we are using the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated, see 'Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating(1)

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011	Three Months Ended March 31, 2011
AAA	.6%	6.6%	24.2%
AA	85.4	75.8	41.3
A	7.9	9.9	15.3
BBB	5.5	7.2	19.2
BB or lower	.6	.5	.0
Total	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
Purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AA rated securities during the first quarter of 2012 was primarily due to purchases of JGBs. The purchases of BB or lower rated securities in 2012 and 2011 was due to a limited program that was initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating(1)

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.9%	2.0%	2.3%	2.3%
AA	41.3	41.8	41.3	42.0
A	28.4	29.0	31.3	32.1
BBB	22.7	22.0	19.5	18.7
BB or lower	5.7	5.2	5.6	4.9
Total	100.0%	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
As of March 31, 2012, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at March 31, 2012, and December 31, 2011. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	March 31, 2012		December 31, 2011
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$86,635	88.0%	$85,544	86.2%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	5,328	5.4	5,795	5.8
Tier I(1)	537.5		555.6
Surplus notes	335.3		335.3
Trust preferred - non-banks	85.1		85.1
Other subordinated - non-banks	51.1		51.1
Total fixed maturities	6,336	6.4	6,821	6.9
Perpetual securities (economic maturity date):
Upper Tier II	3,251	3.3	4,285	4.3
Tier I	1,945	2.0	2,268	2.3
Other subordinated - non-banks	326.3		344.3
Total perpetual securities	5,522	5.6	6,897	6.9
Total debt and perpetual securities	$98,493	100.0%	$99,262	100.0%
(1)Includes trust preferred securities
As indicated in the table above, the percentage of our investment portfolio comprising subordinated fixed maturities and perpetual securities investments has declined due primarily to sales and impairments resulting from an implemented plan to reduce the risk exposure in our investment portfolio. See the Investment Concentrations section below for more information on these derisking activities.
Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
As of March 31, 2012, one of our largest investment industry sector concentrations was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. In the second half of 2009, asset valuations generally improved, and banks and other institutions continued to use exchanges and tender offers to enhance their core capital. However, 2010 brought new concerns about the fiscal integrity of peripheral European sovereign nations, and in 2011, concerns about the fiscal integrity of peripheral European sovereigns persisted due to the inability of Eurozone leaders to establish an effective solution. As a result, most financial institutions in the Euro area have faced both liquidity and asset valuation pressures. Greece, Ireland, and most recently, Portugal were forced to accept external funding aid in various forms to meet their financial obligations, as public markets were not accessible. Nationalization and/or recapitalization, along with loss-sharing among bondholders, all remain distinct risks for financial institutions. While European politicians have become increasingly hesitant to put taxpayers at risk, with few exceptions, we believe nationalizations and burden-sharing among debt holders remain options of last resort.
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline and further discussion of our investment industry sector concentration in banks and financial institutions.
Our 20 largest global investment exposures as of March 31, 2012, were as follows:

Largest 20 Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$32,185	32.7%	Senior	Aa3	AA-	AA-
Israel Electric Corp. Ltd.	788.8	Senior	Baa3	BB+	—
Republic of Tunisia(2)	778.8	Senior	Baa3	BBB-	BBB-
Republic of South Africa	742.8	Senior	A3	BBB+	BBB+
HSBC Holdings PLC	688.7
HSBC Finance Corporation (formerly Household Finance)	608.6	Senior	A3	A	AA-
The Hongkong & Shanghai Banking Corporation Ltd.	80.1	Upper Tier II	Aa3	—	—
UniCredit SpA	572.6
UniCredit Bank Austria AG	11.0	Lower Tier II	Aa3	AA	—
UniCredit Bank AG (Hypovereinsbank)	204.2	Lower Tier II	Baa2	BBB+	BBB+
UniCredit Bank AG (HVB Funding Trust I, III & VI)	357.4	Tier I	Baa3	BBB-	BB+
Bank of America Corp. (includes Merrill Lynch)	547.5
Merrill Lynch & Co. Inc.	304.3	Senior	Baa1	A-	A
Bank of America Corp.	243.2	Lower Tier II	Baa2	BBB+	BBB
Bank of Tokyo-Mitsubishi UFJ Ltd.	547.5
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	547.5	Lower Tier II	A1	A	A-
Investcorp SA	500.5
Investcorp Capital Limited	500.5	Senior	Ba2	—	BB
Sumitomo Mitsui Financial Group Inc.	487.5
Sumitomo Mitsui Banking Corporation	122.1	Lower Tier II	A1	A	A-
Sumitomo Mitsui Banking Corporation (SMBC International Finance)	365.4	Upper Tier II	A2	BBB+	—
National Grid PLC	487.5
National Grid Gas PLC	244.3	Senior	A3	A-	A
National Grid Electricity Transmission PLC	243.2	Senior	A3	A-	A
Telecom Italia SpA	487.5
Telecom Italia Finance SA	487.5	Senior	Baa2	BBB	BBB
Citigroup Inc.	480.5
Citigroup Inc (includes Citigroup Global Markets Holdings Inc.)	479.5	Senior	A3	A-	A
Citigroup Inc. (Citicorp)	1.0	Lower Tier II	Baa1	BBB+	BBB+
JP Morgan Chase & Co. (including Bear Stearns)	477.5
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	426.5	Senior	Aa3	A	AA-
JPMorgan Chase & Co (FNBC)	23.0	Senior	Aa1	A+	—
JPMorgan Chase & Co (Bank One Corp.)	17.0	Lower Tier II	A1	A-	A+
JPMorgan Chase & Co (NBD Bank)	11.0	Lower Tier II	Aa2	A	A+
Commonwealth Bank of Australia	475.5
Commonwealth Bank of Australia	122.1	Lower Tier II	Aa3	A-	A+
Commonwealth Bank of Australia	243.3	Upper Tier II	—	BBB	—
Bankwest	110.1	Upper Tier II	Aa3	BBB	—
Metlife Inc.	470.5
Metlife Inc.	166.2	Senior	A3	A-	A-
Metropolitan Life Global Fund	304.3	Senior	Aa3	AA-	A+
Credit Suisse Group	469.5
Credit Suisse Group International	61.1	Upper Tier II	A1	BBB	BBB
Credit Suisse, London Branch	122.1	Upper Tier II	A1	BBB	BBB-
Credit Suisse Group Capital	286.3	Tier I	Baa1	BBB-	BBB-
Unique Zurich Airport	450.5
Flughafen Zurich AG	450.5	Senior	—	A-	—
Banobras	450.4	Senior	Baa1	BBB	BBB
Gas Natural SDG (Union Fenosa)	450.4
Union Fenosa Finance B.V.	450.4	Senior	Baa2	BBB	A-
Subtotal	$42,529	43.2%
Total debt and perpetual securities	$98,493	100.0%
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
Investments in Certain European Countries
With the periphery of Europe garnering the attention of markets, we are disclosing our investment exposure to Greece, Ireland, Italy, Portugal, and Spain. These countries are at the epicenter of the European debt crisis, and the developments affecting these countries in turn affect the other 12 countries inextricably linked to these five countries through their collective membership in the Economic and Monetary Union and resultant adoption of a single common currency - the euro.
The primary factor considered when determining domicile is the legal domicile of the issuer. However, other factors such as the location of the parent guarantor, the location of the company's headquarters or major business operations (including location of major assets), location of primary market (including location of revenue generation) and specific country risk publicly recognized by rating agencies can influence the assignment of the country (or geographic) risk location. When the issuer is a special financing vehicle or a branch or subsidiary of a global company, then we consider any guarantees and/or legal, regulatory and corporate relationships of the issuer relative to its ultimate parent in determining the proper assignment of country risk.
We had no direct exposure to Greece as of March 31, 2012 and December 31, 2011. Our direct investment exposure to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

March 31, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$274	$156	$274	$156
Italy:
Public utilities	0	0	0	0	15	16	15	16
Other corporate	0	0	0	0	378	380	378	380
Portugal:
Public utilities	10	10	162	134	122	102	294	246
Spain:
Sovereign	0	0	140	154	0	0	140	154
Banks/financial institutions	34	33	0	0	24	35	58	68
Public utilities	0	0	0	0	450	409	450	409
Other corporate	32	32	0	0	233	207	265	239
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	243	198	243	198
Italy:
Sovereign	0	0	0	0	304	287	304	287
Banks/financial institutions	0	0	0	0	183	171	183	171
Public utilities	0	0	0	0	900	870	900	870
Other corporate	0	0	0	0	669	626	669	626
Portugal:
Public utilities	0	0	0	0	0	0	0	0
Spain:
Sovereign	0	0	0	0	462	425	462	425
Banks/financial institutions	0	0	0	0	426	354	426	354
Public utilities	0	0	0	0	426	414	426	414
Other corporate	0	0	0	0	243	226	243	226
Total gross and net funded exposure	$76	$75	$302	$288	$5,352	$4,876	$5,730	$5,239

December 31, 2011
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$170	$287	$170
Italy:
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	399	392	399	392
Portugal:
Public utilities	10	10	40	33	129	105	179	148
Spain:
Sovereign	0	0	148	162	0	0	148	162
Banks/financial institutions	34	35	0	0	45	45	79	80
Public utilities	0	0	0	0	476	422	476	422
Other corporate	34	33	0	0	243	212	277	245
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	257	209	257	209
Italy:
Sovereign	0	0	0	0	322	303	322	303
Banks/financial institutions	0	0	0	0	193	181	193	181
Public utilities	0	0	0	0	952	914	952	914
Other corporate	0	0	0	0	707	661	707	661
Portugal:
Public utilities	0	0	129	135	0	0	129	135
Spain:
Sovereign	0	0	0	0	489	470	489	470
Banks/financial institutions	0	0	0	0	450	356	450	356
Public utilities	0	0	0	0	450	447	450	447
Other corporate	0	0	0	0	257	241	257	241
Total gross and net funded exposure	$78	$78	$317	$330	$5,671	$5,142	$6,066	$5,550

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 5% of total investments in the banks and financial institutions sector at March 31, 2012 and December 31, 2011, and 1% of total investments in debt and perpetual securities at March 31, 2012 and December 31, 2011.

Ireland

As of March 31, 2012, our total direct exposure to Ireland was $517 million at amortized cost, comprised senior unsecured obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $243 million and $125 million, respectively, were rated below investment grade. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included at one point potentially imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011, as the government has shifted its focus to reducing its debt burden related to the EU/IMF program rather than disrupt the progress made in restoring stability to the Irish banking sector. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of March 31, 2012, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of March 31, 2012. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $274 million as of March 31, 2012. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a Germany licensed and regulated financial institution.  Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan.  DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of March 31, 2012.

There have been no additional ratings actions by Moody's since it downgraded Ireland's foreign currency long-term debt rating from Baa3 to Ba1 on July 12, 2011. Moody's affirmed its rating of Ireland on February 13, 2012.  S&P placed Ireland's foreign currency long-term debt rating of BBB+ on negative watch on December 5, 2011 and subsequently removed the watch on January 13, 2012. On December 16, 2011, Fitch placed its foreign currency long-term debt rating of BBB+ for Ireland on negative watch. Fitch affirmed its rating of Ireland on January 27, 2012.

Italy

During the second half of 2011, the European sovereign crisis shifted focus from Greece and moved to other periphery European sovereigns, including Italy. We believe the focus on Italy has been driven by a combination of factors which, separately in a normal market environment, would have a limited impact on the fiscal profile and financing capabilities of a developed market government, like Italy's. The factors include the EU leadership's inability to solve the Greece fiscal problem, weak economic growth, a high overall debt profile, and a lack of political will to address the government's budget.

As of March 31, 2012, our total direct exposure to Italy was $2.4 billion, at amortized cost. This exposure comprised $304 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $183 million; and several utility and industrial companies of $915 million and $1.0 billion, respectively.

We expect the operating environment will be difficult in 2012 as Italy's government implements austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Although there has been substantial improvement in the political environment and the fiscal outlook has improved recently, Italy's economic and ratings profile is expected to remain under pressure in the short-term.

Corporates, especially utilities, domiciled in Italy will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to factors including high barriers to entry, necessity of product/service, good operating cash flow, leading market positions and well-diversified product and market mix.

Italy's foreign currency long-term debt rating was downgraded by Moody's from Aa2 to A2 on October 4, 2011 and was further downgraded one notch by Moody's to A3 on February 13, 2012. S&P placed Italy's long-term debt rating of A on negative watch on December 5, 2011 and subsequently downgraded the rating to BBB+ on January 13, 2012. Italy's foreign currency long-term debt rating was downgraded by Fitch from AA- to A+ on October 7, 2011. Italy's rating was again placed on negative watch by Fitch on December 16, 2011, and was subsequently downgraded to A- on January 27, 2012.

As of March 31, 2012, all of our Italian exposures were rated investment-grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of March 31, 2012, our total direct exposure to Portugal was $294 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and

Energias de Portugal SA (EDP). Our exposure to REN and EDP was $122 million and $173 million, respectively, at amortized cost.

REN, an electric transmission operator, was rated Ba1/BB+ by Moody's and S&P, respectively, as of March 31, 2012. Our investment in REN was classified as below investment grade. As of March 31, 2012, REN was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

EDP, an integrated electric utility, was rated Ba1/BB+/BBB+ by Moody's, S&P, and Fitch, respectively, as of March 31, 2012. Our investments issued by EDP were classified as below investment grade. As of December 31, 2011, our investments in EDP had been classified as investment grade. EDP’s debt rating from Moody’s had been Baa3 since July 8, 2011. However, following Moody’s downgrade of Portugal to Ba3 on February 13, 2012, EDP’s debt rating was downgraded to Ba1 on February 16, 2012. S&P placed EDP’s foreign issuer credit rating on credit watch negative on December 8, 2011 and subsequently downgraded it from BBB to BB+ on February 1, 2012. Due to these downgrades, we classified our investments in EDP as below investment grade effective February 2012 and transferred these investments from the held-to-maturity portfolio to the available-for-sale portfolio. As of March 31, 2012, EDP was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

Utilities domiciled in Portugal will continue to carry sovereign rating risk and could experience difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified markets.

Spain

During 2011, the Euro area sovereign crisis shifted to other periphery European sovereigns, including Spain. The factors influencing the crisis in Spain include the EU leadership's inability to solve the Greece fiscal problem, high unemployment and other social burdens, the rapid decline of its real estate/construction sector, a high fiscal deficit and a difficulty at both the federal and regional level to address the government's fiscal budget.

We expect the operating environment will be difficult in 2012 as Spain's government implements austerity measures to reduce deficits at both the federal and regional levels. In addition, meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Greater uncertainty over their fiscal profiles could make it difficult for most regional governments in Spain to obtain reasonable financing for existing and new debt facilities. Therefore, Spain's and its regional governments' economic and ratings profile is expected to remain under pressure in the short-term.

As of March 31, 2012, our total direct exposure to Spain was $2.5 billion, at amortized cost. This exposure comprised $602 million of investments in sub-sovereign (i.e. regional governments) issuers; a senior unsecured bank obligation of $182 million; several Lower Tier II bank obligations of $302 million; and Spain-domiciled utilities and industrials of $876 million and $508 million, respectively.

Corporates, especially utilities, domiciled in Spain will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to some or all of the following factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified product and market mix.

Spain's foreign currency long-term debt rating was downgraded by Moody's from Aa2 to A1 on October 18, 2011 and was further downgraded two notches by Moody's to A3 on February 13, 2012. S&P placed Spain's foreign currency long-term rating of AA- on negative watch on December 5, 2011 and subsequently downgraded the rating to A on January 13, 2012 and then to BBB+ on April 26, 2012. Spain's foreign currency long-term debt rating of AA- was placed on negative watch by Fitch on December 16, 2011 and was subsequently downgraded to A on January 27, 2012.

As of March 31, 2012, all of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Monitoring and mitigating exposure

During most of 2011, we saw the Euro area sovereign crisis persist and escalate.  As a result, we saw contagion risk expand from periphery Eurozone sovereign credits to also include core Eurozone sovereign credits.  Apart from our direct investments in sovereign debt, we view our European financial holdings as our largest indirect exposure due to the high correlation between financials and the sovereign from both a ratings and economics perspective.  Our other significant source of indirect exposure is via our investment in fixed income securities issued by integrated electric utilities and industrials domiciled in periphery Eurozone countries.  As of March 31, 2012, we had investments of $10.8 billion in European financials (including $2.1 billion in the United Kingdom), $2.1 billion in periphery Eurozone utilities and $1.6 billion in periphery Eurozone industrials, at amortized cost.  Our large and diversified exposure requires a considerable allocation of resources. In order to maintain up-to-date knowledge of conditions, we use a number of tools and resources including news reports, rating agency commentary and reports, company reports, third party research, and academic and regulator commentary.   In addition, we regularly conduct teleconference and on-site interviews with executives of companies in which we have invested in Europe, rating agency analysts and Euro area regulatory officials to assist us in the monitoring and evaluation of conditions in the Euro area.

Due to the persistency of this crisis and the opportunity to obtain better financial data from the European Banking Authority (EBA) stress tests performed during the year, we performed a more intense and comprehensive stress test on all our financial institutional holdings.  Our stress test incorporated the development of several negative events, including the restructuring of European periphery sovereigns and an overall deterioration in various capital ratios.  The results of the test assisted us in identifying those credits more likely to experience a serious credit event resulting from a large restructuring event and considering implementing risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. It should be noted that the majority of our holdings are structured as privately issued securities and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

Additionally, in the second half of 2011, we performed a general stress test of our entire investment portfolio based on the recurrence of conditions similar to those experienced in 2008.  These conditions incorporated several events, including default of one or more of the Euro area sovereign credits, strengthening of the yen, recession in Japan, Europe and the United States, and a general contraction in available credit.  The test contemplated both direct and indirect exposures.  The results assisted us in identifying those credits more likely to experience a serious credit event in the coming quarters and possibly implementing risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. As mentioned above, the majority of our holdings are structured as privately issued securities and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

In addition, several of our fixed income investments issued by periphery European sub-sovereigns and periphery Eurozone domiciled utilities contain covenants that enable us to seek an early redemption of our security.  The covenants contained in these instruments vary from put options that vest should the issuer be downgraded to below investment grade by a rating agency, obligations to maintain leverage below a certain level, obligations to maintain interest coverage ratios above a certain level or a combination of the above.  On an amortized cost basis, as of March 31, 2012, we had $1.3 billion in securities issued by periphery sub-sovereigns and corporates containing below-investment-grade put options, of which $383 million were issued by sub-sovereign entities and $900 million were issued by corporate and utility companies.  As of March 31, 2012, we had $815 million in securities issued by periphery corporate and utility companies that contained a leverage covenant, an interest coverage covenant, or a combination of both.

In February 2012, Moody's announced that it will be reviewing several European banks for possible downgrades. The review is expected to be completed by the end of June 2012.  While the results of the review are not known at this time, early indications are that as much as $4.8 billion of amortized cost of our holdings are subject to these possible ratings actions.

Derisking

During 2011 and continuing into the first quarter of 2012, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus during the first quarter of 2012 was on reducing our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. As a result of our investment derisking activities in 2011 and the first quarter of 2012, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries comprised 5.9% of total investments and cash, declining to 2.1% by the end of the first quarter of 2012. At the start of 2008, investments in perpetual securities comprised 14.7% of total investments and cash, declining to 5.5% by the end of the first quarter of 2012. As a result of these derisking activities, we have no direct sovereign or financial investment exposure to Greece or Portugal, and we have only senior indebtedness in Ireland.
Securities by Type of Issuance
We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$48,437	$50,924	$45,475	$48,163
Perpetual securities	176	175	195	178
Equity securities	12	15	13	15
Total publicly issued	48,625	51,114	45,683	48,356
Privately issued securities:
Fixed maturities	44,534	44,042	46,890	45,792
Perpetual securities	5,346	5,177	6,702	6,261
Equity securities	9	10	9	10
Total privately issued	49,889	49,229	53,601	52,063
Total investment securities	$98,514	$100,343	$99,284	$100,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2012	December 31, 2011
Privately issued securities as a percentage of total debt and perpetual securities	50.6%	54.0%
Privately issued securities held by Aflac Japan	$47,061	$50,819
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	47.8%	51.2%

Reverse-Dual Currency Securities (1)

(Amortized cost, in millions)	March 31, 2012	December 31, 2011
Privately issued reverse-dual currency securities	$11,504	$12,655
Publicly issued collateral structured as reverse-dual currency securities	2,855	2,958
Total reverse-dual currency securities	$14,359	$15,613
Reverse-dual currency securities as a percentage of total debt and perpetual securities	14.6%	15.7%
(1) Principal payments in yen and interest payments in dollars
The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the allocation of new investments to JGBs during the first three months of 2012.
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
Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.
Below-Investment-Grade Securities(1)

	March 31, 2012				December 31, 2011
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corp. Ltd.	$840	$788	$718	$(70)	$888	$847	$805	$(42)
Republic of Tunisia(2)	779	778	802	24	823	823	877	54
Investcorp Capital Limited	500	500	428	(72)	526	526	441	(85)
Commerzbank AG (includes Dresdner Bank)	487	313	369	56	*	*	*	*
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)(3)	426	271	271	0	450	424	253	(171)
Lloyds Banking Group PLC	408	361	373	12	408	360	312	(48)
UPM-Kymmene	377	377	245	(132)	399	399	235	(164)
Ford Motor Credit Company	365	365	369	4	386	386	388	2
CSAV (Tollo Shipping Co. S.A.)	292	123	140	17	309	130	130	0
Bank of Ireland	243	243	125	(118)	257	257	140	(117)
Tokyo Electric Power Co., Inc.	219	222	214	(8)	232	235	211	(24)
Energias de Portugal SA (EDP)	175	173	145	(28)	*	*	*	*
Swedbank AB(3)	170	131	103	(28)	*	*	*	*
IKB Deutsche Industriebank AG	158	83	95	12	167	87	87	0
Hypo Vorarlberg Capital Finance(3)	134	69	69	0	141	83	86	3
Redes Energeticas Nacionais SGPS,S.A. (REN)	122	122	102	(20)	129	129	105	(24)
Finance For Danish Industry (FIH)	122	94	103	9	129	100	100	0
Sparebanken Vest(3)	60	60	62	2	*	*	*	*
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas)(3)	0	0	0	0	579	190	190	0
Bawag Capital Finance Jersey(3)	0	0	0	0	180	77	77	0
Various Other Issuers (below $50 million in par value)(4)	418	387	374	(13)	394	362	330	(32)
Total	$6,295	$5,460	$5,107	$(353)	$6,397	$5,415	$4,767	$(648)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Deemed by the Company to be below investment grade
(3) Perpetual security
(4) Includes 17 different issuers in 2012 and 16 different issuers in 2011

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by a third party firm specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of March 31, 2012, our investments in this program totaled $154 million at amortized cost.
Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 5.5% of total debt and perpetual securities at March 31, 2012 and December 31, 2011, at amortized cost. Debt and perpetual securities classified as below investment grade at March 31, 2012 and December 31, 2011 were generally reported as available for sale and carried at fair value.
Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy is to utilize the second lowest rating designation assigned to the security which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade.  In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.9 billion as of March 31, 2012, and $2.7 billion as of December 31, 2011, and represented 3% of total debt and perpetual securities, at amortized cost, at March 31, 2012, and December 31, 2011. The 10 largest split-rated securities as of March 31, 2012, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp. Ltd.	$788	Below Investment Grade
SLM Corp.	395	Investment-Grade
UniCredit Bank AG (HVB Funding Trust I, III & VI)	357	Investment-Grade
Commerzbank AG (includes Dresdner Bank)	313	Below Investment Grade
Bank of Ireland	243	Below Investment Grade
Energias de Portugal SA (EDP)	173	Below Investment Grade
Swedbank AB (1)	131	Below Investment Grade
Goldman Sachs Capital I	120	Investment-Grade
Sparebanken Vest (1)	60	Below Investment Grade
Barclays Bank PLC	48	Investment-Grade
(1) Perpetual security
Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2012.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$44,052	$46,619	46.5%	$3,389	$822
Below-investment-grade securities	5,607	5,255	5.2	164	516
Held-to-maturity securities:
Investment-grade securities	48,834	48,444	48.3	968	1,358
Total	$98,493	$100,318	100.0%	$4,521	$2,696

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2012.

Aging of Unrealized Losses

	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$10,791	$822	$2,826	$71	$678	$33	$7,287	$718
Below- investment-grade securities	2,922	516	590	40	696	84	1,636	392
Held-to-maturity securities:
Investment-grade securities	19,616	1,358	4,981	28	1,728	65	12,907	1,265
Total	$33,329	$2,696	$8,397	$139	$3,102	$182	$21,830	$2,375
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2012.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$10,791	$822	$10,468	$735	$323	$87	$0	$0
Below- investment-grade securities	2,922	516	2,112	224	810	292	0	0
Held-to-maturity securities:
Investment-grade securities	19,616	1,358	18,703	1,081	913	277	0	0
Total	$33,329	$2,696	$31,283	$2,040	$2,046	$656	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2012.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
UPM-Kymmene	BB	$377	$245	$(132)
SLM Corp.	BBB	395	273	(122)
Bank of Ireland	BB	243	125	(118)
UniCredit SpA (includes UniCredit Bank AG and UniCredit Bank Austria AG)	BBB	572	487	(85)
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings N.V.)	A	547	471	(76)
Bank of America Corp. (includes Merrill Lynch)	A	547	475	(72)
Investcorp Capital Limited	BB	500	428	(72)
Israel Electric Corp. Ltd.	BB	788	718	(70)
Republic of Poland	A	250	192	(58)
Svenska Handelsbanken AB (1)	BBB	214	162	(52)
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
Due to our reliance on third-party pricing services to provide valuations on 51% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio (for disclosure purposes), we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) report for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.
See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our securities available for sale as of March 31, 2012.
Cash and cash equivalents totaled $2.21 billion, or 2.1% of total investments and cash, as of March 31, 2012, compared with $2.25 billion, or 2.2%, at December 31, 2011. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2012	December 31, 2011	% Change
Aflac Japan	$6,826	$7,102	(3.9)%	(1)
Aflac U.S.	2,716	2,687	1.1
Total	$9,542	$9,789	(2.5)%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.6% in yen during the three months ended March 31, 2012.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements subsection of this MD&A for a discussion of changes to the accounting policy for DAC effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2012	December 31, 2011	% Change
Aflac Japan	$84,824	$86,522	(2.0)%	(1)
Aflac U.S.	8,178	8,069	1.4
Other	2	2.0
Total	$93,004	$94,593	(1.7)%
(1) Aflac Japan’s policy liabilities increased 3.7% in yen during the three months ended March 31, 2012.
Notes Payable
Notes payable totaled $4.0 billion at March 31, 2012, compared with $3.3 billion at December 31, 2011. In February 2012, the Parent Company issued $750 million of senior notes through a U.S. public debt offering.The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 24.5% as of March 31, 2012, compared with 21.0% as of December 31, 2011. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 9 of the accompanying Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.
Policyholder Protection Corporation
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC through March 2012. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012.
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2012 and 2011, respectively.
The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs requires that we derecognize our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.
The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2012	December 31, 2011
Aflac Japan yen-denominated net assets	$4,486	$3,255
Parent Company yen-denominated net liabilities	(821)	(1,258)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$3,665	$1,997
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Cash Flow Hedges
We have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. During 2011, we de-designated certain of the derivatives used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The $7 million after-tax gain recorded in accumulated other comprehensive income for these swaps is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial for the three-month period ended March 31, 2012. As of March 31, 2012, a couple of the freestanding foreign currency swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates still qualified for hedge accounting. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have an interest rate swap agreement related to our 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three-month periods ended March 31, 2012 and 2011, respectively. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements

    As of March 31, 2012, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2012	2011
Dividends declared or paid by Aflac	$0	$141
Management fees paid by Aflac	67	57
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.
The Parent Company also accesses debt security markets to provide additional sources of capital. In May 2009, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2012. As of March 31, 2012, we had issued $2.75 billion of senior notes under this registration statement. Due to the pending expiration of this registration statement, in May 2012 we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
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
Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We do not have any restrictive financial covenants related to our notes payable, and we were in compliance with all of the covenants of our notes payable at March 31, 2012. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2012	2011
Operating activities	$3,556	$2,167
Investing activities	(4,436)	(2,013)
Financing activities	901	(171)
Exchange effect on cash and cash equivalents	(60)	(16)
Net change in cash and cash equivalents	$(39)	$(33)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2012	2011
Aflac Japan	$3,318	$1,848
Aflac U.S. and other operations	238	319
Total	$3,556	$2,167
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2012	2011
Aflac Japan	$(4,256)	$(1,900)
Aflac U.S. and other operations	(180)	(113)
Total	$(4,436)	$(2,013)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the three-month period ended March 31, 2012, compared with 2% during the same period a year ago.
Financing Activities
Consolidated cash provided by financing activities was $901 million in the first three months of 2012, compared with consolidated cash used by financing activities of $171 million for the same period of 2011. Cash returned to shareholders through dividends and treasury stock purchases was $158 million during the three-month period ended March 31, 2012, compared with $319 million during the three-month period ended March 31, 2011.
In February 2012, the Parent Company issued $400 million and $350 million of senior notes that are due in February 2017 and February 2022, respectively. We plan to use proceeds from this debt offering to redeem 26.6 billion yen (approximately $324 million using the March 31, 2012, exchange rate) of Samurai notes when they mature in June 2012.
We have no restrictive financial covenants related to our notes payable. We were in compliance with all of the covenants of our notes payable at March 31, 2012.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2012	2011
Treasury stock purchases	$10	$184
Number of shares purchased:
Open market	0	3,100
Other	199	151
Total shares purchased	199	3,251

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2012	2011
Stock issued from treasury:
Cash financing	$5	$16
Noncash financing	18	8
Total stock issued from treasury	$23	$24
Number of shares issued	554	484
During the first three months of 2012, we did not repurchase any shares of our common stock as part of our share repurchase program. As of March 31, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.
Cash dividends paid to shareholders were $.33 per share in the first quarter of 2012, compared with $.30 per share in the first quarter of 2011. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2012	2011
Dividends paid in cash	$148	$135
Dividends through issuance of treasury shares	6	6
Total dividends to shareholders	$154	$141
In April 2012, the board of directors declared the second quarter cash dividend of $.33 per share. The dividend is payable on June 1, 2012, to shareholders of record at the close of business on May 16, 2012.
Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 500% and 540% as of March 31, 2012. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.
In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. Aflac Japan's solvency margin ratio, most recently reported as of December 31, 2011, was 985.8% using the former calculation method, which significantly exceeded regulatory minimums, and was 547.3% under the new standards, disclosed as reference information. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the low interest rate environment and the sensitivity of the solvency margin ratio to interest rate changes, we have recently taken actions to improve our solvency margin, including entering into surplus relief reinsurance contracts and increasing our allocation of JGBs classified as held to maturity. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.
Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions)	2012	2011
Aflac Japan management fees paid to Parent Company	$6	$5
Expenses allocated to Aflac Japan	17	12
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 12 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2011.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In April 2012, we implemented our SAP® worldwide financial reporting system. Our management believes that the implementation of this system will improve and enhance our internal control over financial reporting. This system will be used for our financial reporting beginning with the second quarter of 2012.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2012, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	872		$47.53	0	24,370,254
February 1 - February 29	145,086		48.48	0	24,370,254
March 1 - March 31	2,332		46.78	0	24,370,254
Total	148,290	(2)	$48.45	0	24,370,254	(1)
(1)The total remaining shares available for purchase at March 31, 2012, consisted of 24,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the first quarter of 2012, 148,290 shares were purchased in connection with income tax withholding obligations related
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
Fifth Supplement Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.1 (File No. 001-07434).

4.7	-
Sixth Supplement Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 4.00% Senior Note due 2022) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.2 (File No. 001-07434).

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

10.31*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.32*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.34*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.36*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012
10.37*	-
Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.38*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.39*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.40*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.41*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 4, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 4, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 4, 2012, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 4, 2012	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 4, 2012	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer