Form 10-Q
period 2012-06-30
AFLAC INC
filed 2012-08-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 27, 2012
Common Stock, $.10 Par Value	468,271,629

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2012

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2012, and 2011, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2012, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 3, 2012

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2012	2011	2012	2011
Revenues:
Premiums, principally supplemental health insurance	$5,467	$4,956	$10,845	$9,828
Net investment income	845	784	1,728	1,579
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(343)	(528)	(546)	(933)
Sales and redemptions	(8)	(182)	70	(326)
Derivative and other gains (losses)	(67)	42	13	12
Total realized investment gains (losses)	(418)	(668)	(463)	(1,247)
Other income	8	16	32	44
Total revenues	5,902	5,088	12,142	10,204
Benefits and expenses:
Benefits and claims	3,763	3,310	7,409	6,532
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	269	251	557	511
Insurance commissions	432	427	867	849
Insurance expenses	587	565	1,150	1,098
Interest expense	62	46	119	92
Other operating expenses	48	45	97	86
Total acquisition and operating expenses	1,398	1,334	2,790	2,636
Total benefits and expenses	5,161	4,644	10,199	9,168
Earnings before income taxes	741	444	1,943	1,036
Income taxes	258	170	675	373
Net earnings	$483	$274	$1,268	$663
Net earnings per share:
Basic	$1.04	$.59	$2.72	$1.42
Diluted	1.03	.58	2.71	1.41
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,788	466,498	466,337	467,317
Diluted	468,590	469,752	468,561	470,990
Cash dividends per share	$.33	$.30	$.66	$.60
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2012	2011	2012	2011
Net earnings	$483	$274	$1,268	$663
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	32	(93)	(68)	(89)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(319)	473	5	(136)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	368	716	497	1,243
Unrealized gains (losses) on derivatives during period	4	17	(8)	(38)
Pension liability adjustment during period	(2)	0	3	4
Total other comprehensive income (loss) before income taxes	83	1,113	429	984
Income tax expense (benefit) related to items of other comprehensive income (loss)	(89)	293	222	300
Other comprehensive income (loss), net of income taxes	172	820	207	684
Total comprehensive income (loss)	$655	$1,094	$1,475	$1,347
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions - Unaudited)	June 30, 2012		December 31, 2011
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $41,699 in 2012 and $40,534 in 2011)	$44,036		$42,222
Fixed maturities - consolidated variable interest entities (amortized cost $5,262 in 2012 and $4,822 in 2011)	5,745		5,350
Perpetual securities (amortized cost $4,383 in 2012 and $5,365 in 2011)	3,966		5,149
Perpetual securities - consolidated variable interest entities (amortized cost $899 in 2012 and $1,532 in 2011)	766		1,290
Equity securities (cost $21 in 2012 and $22 in 2011)	23		25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $52,229 in 2012 and $45,817 in 2011)	52,098		46,366
Fixed maturities - consolidated variable interest entities (fair value $311 in 2012 and $566 in 2011)	315		643
Other investments	176		168
Cash and cash equivalents	2,130		2,249
Total investments and cash	109,255		103,462
Receivables	747		680
Accrued investment income	813		802
Deferred policy acquisition costs	9,961		9,789
Property and equipment, at cost less accumulated depreciation	603		617
Other	830	(1)	887	(1)
Total assets	$122,209		$116,237
(1) Includes $281 in 2012 and $375 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts - Unaudited)	June 30, 2012		December 31, 2011
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$80,078		$79,278
Unpaid policy claims	4,057		3,981
Unearned premiums	2,068		1,704
Other policyholders’ funds	13,210		9,630
Total policy liabilities	99,413		94,593
Notes payable	3,672		3,285
Income taxes	2,635		2,308
Payables for return of cash collateral on loaned securities	192		838
Other	2,118	(2)	2,267	(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	108,030		103,291
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2012 and 2011; issued 664,532 shares in 2012 and 663,639 shares in 2011	66		66
Additional paid-in capital	1,453		1,408
Retained earnings	16,108		15,148
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	865		984
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on securities not other-than-temporarily impaired	1,470		1,143
Unrealized gains (losses) on derivatives	4		9
Pension liability adjustment	(168)		(171)
Treasury stock, at average cost	(5,619)		(5,641)
Total shareholders’ equity	14,179		12,946
Total liabilities and shareholders’ equity	$122,209		$116,237
(2) Includes $474 in 2012 and $531 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2012	2011
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,408	1,320
Exercise of stock options	15	15
Share-based compensation	16	18
Gain (loss) on treasury stock reissued	14	19
Balance, end of period	1,453	1,372
Retained earnings:
Balance, beginning of period	15,148	13,787
Net earnings	1,268	663
Dividends to shareholders	(308)	(281)
Balance, end of period	16,108	14,169
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,965	753
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(119)	(14)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Change in unrealized gains (losses) on investment securities not other- than-temporarily impaired, net of income taxes	327	716
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	0	3
Unrealized gains (losses) on derivatives during period, net of income taxes	(5)	(25)
Pension liability adjustment during period, net of income taxes	3	3
Balance, end of period	2,171	1,436
Treasury stock:
Balance, beginning of period	(5,641)	(5,386)
Purchases of treasury stock	(10)	(231)
Cost of shares issued	32	26
Balance, end of period	(5,619)	(5,591)
Total shareholders’ equity	$14,179	$11,452
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2012	2011
Cash flows from operating activities:
Net earnings	$1,268	$663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	3,135	926
Increase in deferred policy acquisition costs	(311)	(204)
Increase in policy liabilities	2,679	1,922
Change in income tax liabilities	105	(89)
Realized investment (gains) losses	463	1,247
Other, net	(94)	(87)
Net cash provided (used) by operating activities	7,245	4,378
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	982	1,767
Fixed maturities matured or called	938	775
Perpetual securities sold	897	226
Perpetual securities matured or called	376	61
Securities held to maturity:
Fixed maturities matured or called	1,058	325
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(3,265)	(4,822)
Securities held to maturity:
Fixed maturities acquired	(8,418)	(3,484)
Cash received as collateral on loaned securities, net	(646)	147
Other, net	20	(29)
Net cash provided (used) by investing activities	(8,058)	(5,034)
Cash flows from financing activities:
Purchases of treasury stock	(10)	(222)
Proceeds from borrowings	749	0
Principal payments under debt obligations	(339)	(1)
Dividends paid to shareholders	(296)	(260)
Change in investment-type contracts, net	601	275
Treasury stock reissued	11	26
Other, net	9	7
Net cash provided (used) by financing activities	725	(175)
Effect of exchange rate changes on cash and cash equivalents	(31)	1
Net change in cash and cash equivalents	(119)	(830)
Cash and cash equivalents, beginning of period	2,249	2,121
Cash and cash equivalents, end of period	$2,130	$1,291
Supplemental disclosures of cash flow information:
Income taxes paid	$355	$460
Interest paid	113	72
Impairment losses included in realized investment losses	546	933
Noncash financing activities:
Capitalized lease obligations	2	1
Treasury stock issued for:
Associate stock bonus	19	0
Shareholder dividend reinvestment	12	21
Share-based compensation grants	4	2
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 77% and 73% of the Company's total revenues in the six-month periods ended June 30, 2012, and 2011, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 87% at June 30, 2012, and December 31, 2011.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2012, and December 31, 2011, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2012, and 2011, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2012, and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2011.

Significant Accounting Policies

We have revised the accounting policy for deferred policy acquisition costs as a result of the adoption of amended accounting guidance effective January 1, 2012, and we have updated the disclosure in the accounting policy for income taxes. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2011.

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

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $96 million during the three-month period ended June 30, 2012, and a tax benefit of $112 million during the three-month period ended June 30, 2011, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 8.3% and 36.4% in the three-month periods ended June 30, 2012 and 2011, respectively. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $61 million during the six-month period ended June 30, 2012, and a tax benefit of $50 million during the six-month period ended June 30, 2011, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 37.5% and 35.8% in the six-month periods ended June 30, 2012 and 2011, respectively.

On August 2, 2012, the Internal Revenue Service notified us of the final settlement of our tax returns for the years ended December 31, 2008 and 2009.  As a result, we estimate that will recognize an income tax benefit ranging from $20 to $25 million, excluding interest, as a result of this final settlement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Revenues:
Aflac Japan:
Earned premiums	$4,216	$3,770	$8,364	$7,472
Net investment income	691	636	1,421	1,285
Other income	0	5	16	25
Total Aflac Japan	4,907	4,411	9,801	8,782
Aflac U.S.:
Earned premiums	1,251	1,186	2,482	2,356
Net investment income	153	148	304	291
Other income	2	3	5	6
Total Aflac U.S.	1,406	1,337	2,791	2,653
Other business segments	10	13	24	28
Total business segment revenues	6,323	5,761	12,616	11,463
Realized investment gains (losses)	(418)	(668)	(463)	(1,247)
Corporate	64	60	128	121
Intercompany eliminations	(67)	(65)	(139)	(133)
Total revenues	$5,902	$5,088	$12,142	$10,204

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Pretax earnings:
Aflac Japan	$964	$925	$2,004	$1,899
Aflac U.S.	258	243	529	494
Total business segment pretax operating earnings	1,222	1,168	2,533	2,393
Interest expense, noninsurance operations	(45)	(41)	(89)	(82)
Corporate and eliminations	(18)	(15)	(38)	(28)
Pretax operating earnings	1,159	1,112	2,406	2,283
Realized investment gains (losses)	(418)	(668)	(463)	(1,247)
Total earnings before income taxes	$741	$444	$1,943	$1,036
Income taxes applicable to pretax operating earnings	$404	$384	$837	$789
Effect of foreign currency translation on operating earnings	6	51	26	99
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Assets were as follows:

(In millions)	June 30, 2012	December 31, 2011
Assets:
Aflac Japan	$106,832	$101,692
Aflac U.S.	14,630	13,942
Other business segments	162	160
Total business segment assets	121,624	115,794
Corporate	17,645	16,182
Intercompany eliminations	(17,060)	(15,739)
Total assets	$122,209	$116,237
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,678	$741	$1	$12,418
Mortgage- and asset-backed securities	852	47	1	898
Public utilities	3,939	73	233	3,779
Sovereign and supranational	2,006	46	65	1,987
Banks/financial institutions	4,226	177	436	3,967
Other corporate	6,217	141	367	5,991
Total yen-denominated	28,918	1,225	1,103	29,040
Dollar-denominated:
U.S. government and agencies	94	22	0	116
Municipalities	1,052	144	7	1,189
Mortgage- and asset-backed securities	296	80	1	375
Public utilities	3,251	572	28	3,795
Sovereign and supranational	473	103	3	573
Banks/financial institutions	3,449	341	41	3,749
Other corporate	9,428	1,555	39	10,944
Total dollar-denominated	18,043	2,817	119	20,741
Total fixed maturities	46,961	4,042	1,222	49,781
Perpetual securities:
Yen-denominated:
Banks/financial institutions	4,634	27	570	4,091
Other corporate	338	4	0	342
Dollar-denominated:
Banks/financial institutions	310	7	18	299
Total perpetual securities	5,282	38	588	4,732
Equity securities	21	4	2	23
Total securities available for sale	$52,264	$4,084	$1,812	$54,536

	June 30, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$26,927	$605	$5	$27,527
Municipalities	539	37	2	574
Mortgage- and asset-backed securities	115	5	0	120
Public utilities	5,377	214	165	5,426
Sovereign and supranational	3,633	167	102	3,698
Banks/financial institutions	10,957	184	809	10,332
Other corporate	4,865	160	162	4,863
Total yen-denominated	52,413	1,372	1,245	52,540
Total securities held to maturity	$52,413	$1,372	$1,245	$52,540

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,108	$670	$0	$11,778
Mortgage- and asset-backed securities	912	43	1	954
Public utilities	3,850	59	226	3,683
Sovereign and supranational	1,704	87	16	1,775
Banks/financial institutions	4,312	74	359	4,027
Other corporate	6,213	120	459	5,874
Total yen-denominated	28,099	1,053	1,061	28,091
Dollar-denominated:
U.S. government and agencies	31	4	0	35
Municipalities	1,060	107	8	1,159
Mortgage- and asset-backed securities	310	74	0	384
Public utilities	3,052	517	27	3,542
Sovereign and supranational	449	89	5	533
Banks/financial institutions	3,324	223	121	3,426
Other corporate	9,031	1,433	62	10,402
Total dollar-denominated	17,257	2,447	223	19,481
Total fixed maturities	45,356	3,500	1,284	47,572
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,217	155	604	5,768
Other corporate	344	17	0	361
Dollar-denominated:
Banks/financial institutions	336	3	29	310
Total perpetual securities	6,897	175	633	6,439
Equity securities	22	4	1	25
Total securities available for sale	$52,275	$3,679	$1,918	$54,036

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,775	$297	$1	$19,071
Municipalities	553	35	4	584
Mortgage- and asset-backed securities	129	5	0	134
Public utilities	5,615	188	166	5,637
Sovereign and supranational	4,200	148	183	4,165
Banks/financial institutions	12,389	170	1,079	11,480
Other corporate	5,348	149	185	5,312
Total yen-denominated	47,009	992	1,618	46,383
Total securities held to maturity	$47,009	$992	$1,618	$46,383

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

During the second quarter of 2012, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers' creditworthiness. At the time of transfer, the securities had an aggregate amortized cost of $842 million and an aggregate unrealized loss of $268 million. Included in this transfer were securities issued by UniCredit and Bankia SA, financial institutions, and Generalitat de Catalunya and Junta de Andalucia, regional governments in Spain. During the first quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuer's creditworthiness. At the time of transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million. This investment was issued by Energias de Portugal SA (EDP), an integrated electric utility domiciled in Portugal.

During the second quarter of 2011, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the first quarter of 2011, we reclassified eight investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers’ creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.6 billion and an aggregate unrealized loss of $270 million. The securities transferred included investments in the Republic of Tunisia and securities associated with financial institutions in Portugal and Ireland. The investments from the financial institutions in Portugal were subsequently sold by the end of the third quarter of 2011.

Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,980	$2,012	$13	$13
Due after one year through five years	2,455	2,569	352	379
Due after five years through 10 years	4,133	4,447	984	1,138
Due after 10 years	28,095	28,889	7,681	8,919
Mortgage- and asset-backed securities	1,104	1,217	44	57
Total fixed maturities available for sale	$37,767	$39,134	$9,074	$10,506
Held to maturity:
Due in one year or less	$412	$419	$0	$0
Due after one year through five years	839	908	0	0
Due after five years through 10 years	3,298	3,635	0	0
Due after 10 years	47,749	47,458	0	0
Mortgage- and asset-backed securities	115	120	0	0
Total fixed maturities held to maturity	$52,413	$52,540	$0	$0

At June 30, 2012, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $120 million at amortized cost and $141 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$315	$317	$0	$0
Due after one year through five years	1,289	1,299	5	5
Due after five years through 10 years	457	461	0	0
Due after 10 years	3,047	2,488	169	162
Total perpetual securities available for sale	$5,108	$4,565	$174	$167

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

Banks and Financial Institutions

After Japanese government bonds (JGBs), our second largest investment concentration as of June 30, 2012, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, the more significant concentration of our credit risk by geographic region or country of issuer at June 30, 2012, based on amortized cost, was: Europe, excluding the United Kingdom (34%); United States (24%); United Kingdom (8%); Japan (8%); and other (26%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2012		December 31, 2011
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$18,632	18%	$20,025	20%
Fair value	18,048	17	18,933	19
Perpetual securities:
Upper Tier II:
Amortized cost	$3,311	3%	$4,285	5%
Fair value	3,052	3	4,244	4
Tier I:
Amortized cost	1,633	2	2,268	2
Fair value	1,338	1	1,834	2
Total:
Amortized cost	$23,576	23%	$26,578	27%
Fair value	22,438	21	25,011	25

Derisking

During the three- and six-month periods ended June 30, 2012, we continued our efforts which began in the first quarter of 2011 of pursuing strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus during the first half of 2012 was on reducing our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$19	$10	$33	$36
Gross losses from sales	(35)	(132)	(36)	(319)
Net gains (losses) from redemptions	2	(1)	2	6
Other-than-temporary impairment losses	(267)	(344)	(330)	(748)
Held to maturity:
Net gains (losses) from redemptions	3	0	3	0
Total fixed maturities	(278)	(467)	(328)	(1,025)
Perpetual securities:
Available for sale:
Gross gains from sales	0	48	70	54
Gross losses from sales	3	(107)	(62)	(109)
Net gains (losses) from redemptions	0	0	60	0
Other-than-temporary impairment losses	(76)	(184)	(216)	(184)
Total perpetual securities	(73)	(243)	(148)	(239)
Equity securities:
Other-than-temporary impairment losses	0	0	0	(1)
Total equity securities	0	0	0	(1)
Derivatives and other:
Derivative gains (losses)	(67)	(25)	13	(55)
Other	0	67	0	73
Total derivatives and other	(67)	42	13	18
Total realized investment gains (losses)	$(418)	$(668)	$(463)	$(1,247)

During the three-month period ended June 30, 2012, sales and redemptions of securities generated a net realized investment loss. However, for the six-month period ended June 30, 2012, sales and redemptions of securities generated a net realized investment gain. The overall net gain for the six-month period primarily resulted from both the redemption in the first quarter of 2012 of a previously impaired perpetual security and sales related to our plan to reduce the risk exposure in our investment portfolio (see the Investment Concentrations section above for more information). The other-than-temporary losses that we recognized in the six-month period ended June 30, 2012 were largely composed of impairments recognized in the first quarter for two Tier I securities that were sold in the second quarter of 2012, and impairments in the second quarter on certain securities issued by Spanish institutions and further impairments on several securities that had previously been impaired in the fourth quarter 2011.

During the three- and six-month periods ended June 30, 2011, we recognized other-than-temporary impairment losses and realized investment losses from the sale of securities, primarily a result of a plan to reduce the risk exposure in our investment portfolio coupled with the continued decline in the creditworthiness of issuers of certain investments. A valuation allowance of $19 million was recorded in the second quarter of 2011 related to deferred tax assets associated with realized investment losses.

Other-than-temporary Impairment

The fair value of our debt and perpetual security investments fluctuates based on changes in interest rates and credit spreads in the global financial markets. Credit spreads are most impacted by market rates of interest, the general and specific credit environment and global market liquidity. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Generally, we consider such declines in fair value to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads. In this event, we consider such a decline in the investment's fair value, to the extent it is below the investment's cost or amortized cost, to be an other-than-temporary impairment of the investment and write the investment down to its fair value.

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings may be subject to the risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and build capital. In addition to the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase our regulatory capital requirements. We take factors such as these into account in our credit review process.

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, sales of securities to meet cash flow needs and decisions to reposition our security portfolio. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without liquidating any of our investments prior to their maturity. We have performed analyses of our investment portfolio, and we have determined that certain securities are no longer within our investment risk exposure guidelines. Therefore, we have started to reposition our security portfolio in an effort to enhance diversification and our credit profile by reducing our risk exposure through opportunistic investment transactions.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012		2011		2012		2011
Perpetual securities	$76		$184		$216		$184
Corporate bonds	120		343		183		740
Mortgage- and asset-backed securities	3		1		3		7
Municipalities	0		0		0		1
Sovereign and supranational	144		0		144		0
Equity securities	0		0		0		1
Total other-than-temporary impairment losses realized	$343	(1)	$528	(2)	$546	(1)	$933	(2)
(1) Includes $267 and $295 for the three- and six-month periods ended June 30, 2012, respectively, for credit-related impairments and $76 and $251 for the three- and six-month periods ended June 30, 2012, respectively, from change in intent to sell securities
(2) Consisted completely of credit-related impairments

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2012	December 31, 2011
Unrealized gains (losses) on securities available for sale	$2,272	$1,761
Unamortized unrealized gains on securities transferred to held to maturity	26	34
Deferred income taxes	(828)	(652)
Shareholders’ equity, unrealized gains (losses) on investment securities	$1,470	$1,143

Gross Unrealized Loss Aging
The following tables show the fair value and gross unrealized losses of our available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$1,397	$6	$1,397	$6	$0	$0
Municipalities:
Dollar-denominated	51	7	19	0	32	7
Yen-denominated	61	2	0	0	61	2
Mortgage- and asset- backed securities:
Dollar-denominated	10	1	10	1	0	0
Yen-denominated	149	1	0	0	149	1
Public utilities:
Dollar-denominated	347	28	210	14	137	14
Yen-denominated	4,810	398	1,822	141	2,988	257
Sovereign and supranational:
Dollar-denominated	57	3	6	0	51	3
Yen-denominated	2,355	167	757	63	1,598	104
Banks/financial institutions:
Dollar-denominated	543	41	230	6	313	35
Yen-denominated	8,450	1,245	1,263	23	7,187	1,222
Other corporate:
Dollar-denominated	680	39	530	13	150	26
Yen-denominated	5,232	529	1,041	55	4,191	474
Total fixed maturities	24,142	2,467	7,285	322	16,857	2,145
Perpetual securities:
Dollar-denominated	126	18	111	9	15	9
Yen-denominated	2,349	570	939	108	1,410	462
Total perpetual securities	2,475	588	1,050	117	1,425	471
Equity securities	10	2	8	1	2	1
Total	$26,627	$3,057	$8,343	$440	$18,284	$2,617

	December 31, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$940	$1	$859	$1	$81	$0
Municipalities:
Dollar-denominated	54	8	22	1	32	7
Yen-denominated	60	4	0	0	60	4
Mortgage- and asset- backed securities:
Yen-denominated	151	1	0	0	151	1
Public utilities:
Dollar-denominated	295	27	110	3	185	24
Yen-denominated	4,995	392	2,404	141	2,591	251
Sovereign and supranational:
Dollar-denominated	66	5	34	2	32	3
Yen-denominated	2,349	199	749	62	1,600	137
Banks/financial institutions:
Dollar-denominated	770	121	391	56	379	65
Yen-denominated	10,175	1,438	1,639	46	8,536	1,392
Other corporate:
Dollar-denominated	834	62	639	27	195	35
Yen-denominated	6,106	644	2,523	110	3,583	534
Total fixed maturities	26,795	2,902	9,370	449	17,425	2,453
Perpetual securities:
Dollar-denominated	217	29	109	4	108	25
Yen-denominated	2,290	604	630	69	1,660	535
Total perpetual securities	2,507	633	739	73	1,768	560
Equity securities	8	1	6	1	2	0
Total	$29,310	$3,536	$10,115	$523	$19,195	$3,013

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in interest rates, foreign exchange rates or the general widening of credit spreads rather than specific issuer credit-related events. In addition, because we do not intend to sell and do not believe it is likely that we will be required to sell these investments before a recovery of fair value to amortized cost, we do not consider any of these investments to be other-than-temporarily impaired as of and for the six-month period ended June 30, 2012. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of June 30, 2012.

Public Utilities

As of June 30, 2012, 68% of the unrealized losses on investments in the public utilities sector was related to investments that were investment grade, compared with 77% at December 31, 2011. This decline is due to a higher total balance of unrealized losses on below-investment-grade utility investments as of June 30, 2012, primarily driven by the downgrade of our investment in Energias de Portugal SA to below investment grade and the increase in the unrealized loss on our investment in Israel Electric subsequent to December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of June 30, 2012, 65% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 100% at December 31, 2011. This decline is due to a higher total balance of unrealized losses on below-investment-grade sovereign and supranational investments as of June 30, 2012, primarily driven by the downgrade of our investment in Junta de Andalucia, a regional government in Spain, to below investment grade subsequent to December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuers' credit ratings, financial statements and other available financial data, timeliness of payment, gross domestic product growth projections, balance of payments, foreign currency reserves, and any other significant data related to the issuers. From those reviews, we evaluate the issuers' continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.
Bank and Financial Institution Investments

Our efforts during 2011 and the three- and six-month periods ended June 30, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in banks and financial institutions, with an emphasis on reducing our exposure to European financial institutions. The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed-maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position and their respective unrealized losses as a percentage of total unrealized losses.

	June 30, 2012		December 31, 2011
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	34%	42%	37%	44%
Perpetual securities:
Upper Tier II	6	10	4	6
Tier I	4	10	5	12
Total perpetual securities	10	20	9	18
Total	44%	62%	46%	62%

As of June 30, 2012, 79% of the $1.9 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, was related to investments that were investment grade, compared with 80% at December 31, 2011. Of the $11.5 billion in total investments, at fair value, in this sector in an unrealized loss position at June 30, 2012, only $960 million ($389 million in unrealized losses) was below investment grade. Four issuers of investments comprised nearly 98% of the $389 million unrealized loss.

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

Other Corporate Investments

As of June 30, 2012, 74% of the unrealized losses on investments in the other corporate sector was related to investments that were investment grade, compared with 73% at December 31, 2011. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the other corporate sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Perpetual Securities

As of June 30, 2012, 93% of the unrealized losses on investments in perpetual securities was related to investments that were investment grade, compared with 73% at December 31, 2011. This improvement is primarily a result of the recognition of other-than-temporary impairments during the six-month period ended June 30, 2012. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:
Perpetual Securities

		June 30, 2012			December 31, 2011
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$0	$0	$0	$196	$204	$8
	A	495	498	3	2,108	2,046	(62)
	BBB	2,770	2,508	(262)	1,791	1,804	13
	BB or lower	45	45	0	190	190	0
Total Upper Tier II		3,310	3,051	(259)	4,285	4,244	(41)
Tier I:
	A	60	57	(3)	0	0	0
	BBB	1,325	1,071	(254)	1,684	1,417	(267)
	BB or lower	249	211	(38)	584	417	(167)
Total Tier I		1,634	1,339	(295)	2,268	1,834	(434)
Other subordinated - non-banks	BBB	338	342	4	344	361	17
Total		$5,282	$4,732	$(550)	$6,897	$6,439	$(458)

An aspect of our efforts during 2011 and the three- and six-month periods ended June 30, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at June 30, 2012. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for the Dexia S.A. Upper Tier II perpetual securities, which had a deferred coupon and were impaired during that quarter, and we recognized additional impairments on those securities in the third and fourth quarters of 2011. We collected the deferred coupon upon the sale of those securities as part of our derisking investment activities in the first quarter of 2012. Based on amortized cost as of June 30, 2012, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (67%); the United Kingdom (11%); Japan (14%); and other (8%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment.

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

As part of our continuing efforts to reduce our overall exposure to financial institutions, in July 2012, subsequent to the end of the second quarter, we tendered our holdings in Credit Suisse back to the issuer. These holdings consisted of $296 million of Tier I securities and $189 million of Upper Tier II securities based on amortized cost at June 30, 2012. As of June 30, 2012, these securities had a total unrealized loss of $92 million. The transaction, which is expected to settle in August 2012, will result in a realized pretax investment loss of approximately $25 million in the third quarter of 2012.
Variable Interest Entities (VIEs)

The following table details our investments in VIEs.
Investments in Variable Interest Entities

	June 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
VIEs - consolidated	$6,476	$6,822	$6,997	$7,206
VIEs - not consolidated	12,911	12,927	13,753	13,714
Total VIEs	$19,387	$19,749	$20,750	$20,920

As a condition to our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE.

Our involvement with all of the VIEs in which we have an interest is passive in nature, and we are not the arranger of these entities. We have not been involved in establishing these entities, except as it relates to our review and evaluation of the structure of these VIEs in the normal course of our investment decision-making process. Further, we are not, nor have we been, required to purchase any securities issued in the future by these VIEs.

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

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 159 separate issuers with an average credit rating of BBB.

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

(In millions)	June 30, 2012	December 31, 2011
Security loans outstanding, fair value	$187	$812
Cash collateral on loaned securities	192	838

The balance of our security loans outstanding was lower at June 30, 2012, compared with that at December 31, 2011, due to our short-term funding needs being met by operational cash flows as of that date.

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

	June 30, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In millions)	of Swaps	of Swaps	of Swaps	of Swaps
Counterparty credit rating:
AA	$0	$0	$0	$0
A	(176)	6,056	(156)	5,491
Total	$(176)	$6,056	$(156)	$5,491

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

June 30, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(139)	$(5)	$0	$0	$(139)	$(5)
	BB or lower	0	0	0	0	0	0	(228)	(102)	(228)	(102)
Total		$0	$0	$0	$0	$(139)	$(5)	$(228)	$(102)	$(367)	$(107)

December 31, 2011
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(146)	$(17)	$0	$0	$(146)	$(17)
	BB or lower	0	0	0	0	0	0	(235)	(113)	(235)	(113)
Total		$0	$0	$0	$0	$(146)	$(17)	$(235)	$(113)	$(381)	$(130)

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

	June 30, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$70	$0	$0	$0
Foreign currency swaps	75	28	28	0
Total cash flow hedges	145	28	28	0
Non-qualifying strategies:
Interest rate swaps	367	27	31	(4)
Foreign currency swaps	5,177	(124)	247	(371)
Credit default swaps	367	(107)	0	(107)
Total non-qualifying strategies	5,911	(204)	278	(482)
Total cash flow hedges and non-qualifying strategies	$6,056	$(176)	$306	$(482)
Balance Sheet Location
Other assets	$2,461	$306	$306	$0
Other liabilities	3,595	(482)	0	(482)
Total derivatives	$6,056	$(176)	$306	$(482)

	December 31, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	36	36	0
Total cash flow hedges	146	36	36	0
Non-qualifying strategies:
Interest rate swaps	381	30	34	(4)
Foreign currency swaps	4,583	(92)	305	(397)
Credit default swaps	381	(130)	0	(130)
Total non-qualifying strategies	5,345	(192)	339	(531)
Total cash flow hedges and non-qualifying strategies	$5,491	$(156)	$375	$(531)
Balance Sheet Location
Other assets	$1,794	$375	$375	$0
Other liabilities	3,697	(531)	0	(531)
Total derivatives	$5,491	$(156)	$375	$(531)

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

We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 6). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income so long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in cash flow of the hedged item. At hedge inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as cash flow hedges to specific assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge's inception and on an ongoing quarterly basis, we also formally assess whether the derivatives that are used in hedging transactions have been, and are expected to continue to be, highly effective in offsetting changes in cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include the comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.”
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

Cash Flow Hedges
The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Realized Investment Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended June 30, 2012:
Interest rate swaps	$0	$0
Foreign currency swaps	4	0
Total	$4	$0

Six Months Ended June 30, 2012:
Interest rate swaps	$0	$0
Foreign currency swaps	(8)	0
Total	$(8)	$0

Three Months Ended June 30, 2011:
Interest rate swaps	$0	$0
Foreign currency swaps	17	2
Total	$17	$2

Six Months Ended June 30, 2011:
Interest rate swaps	$1	$0
Foreign currency swaps	(39)	(2)
Total	$(38)	$(2)

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for these swaps that are no longer eligible for hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in the three- and six-month periods ended June 30, 2012. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the three- and six-month periods ended June 30, 2012 and 2011. As of June 30, 2012, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.
Non-qualifying Strategies
For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings as realized investment gains (losses).
We have cross-currency swap agreements related to our $400 million senior notes due February 2017 and our $350 million senior notes due February 2022 (see Note 6). The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into these cross-currency swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

The following table presents the gain or loss recognized in income on non-qualifying strategies.
Non-qualifying Strategies
Gain (Loss) Recognized within Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest rate swaps	$(1)	$4	$(4)	$(1)
Foreign currency swaps	(57)	3	(7)	(26)
Credit default swaps	(9)	(43)	24	(38)
Other	0	9	0	12
Total	$(67)	$(27)	$13	$(53)

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

Second, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2012, and 2011, respectively.

Non-Derivative Hedging Instruments in
Net Investment Hedging Relationships

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Non-derivative hedging instruments	$(32)	$(32)	$17	$(10)

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge during the three- and six-month periods ended June 30, 2012 and 2011, respectively.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

5.  FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$96,134	$96,265	$88,588	$88,039
Fixed-maturity securities - consolidated variable interest entities	6,060	6,056	5,993	5,916
Perpetual securities	3,966	3,966	5,149	5,149
Perpetual securities - consolidated variable interest entities	766	766	1,290	1,290
Equity securities	23	23	25	25
Interest rate, foreign currency, and credit default swaps	306	306	375	375
Liabilities:
Notes payable (excluding capitalized leases)	3,663	4,138	3,275	3,536
Interest rate, foreign currency, and credit default swaps	482	482	531	531
Obligation to Japanese policyholder protection corporation	48	48	71	71

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

	June 30, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,741	$793	$0	$12,534
Municipalities	0	1,189	0	1,189
Mortgage- and asset-backed securities	0	894	379	1,273
Public utilities	0	7,156	418	7,574
Sovereign and supranational	0	2,124	436	2,560
Banks/financial institutions	0	6,602	1,114	7,716
Other corporate	0	15,904	1,031	16,935
Total fixed maturities	11,741	34,662	3,378	49,781
Perpetual securities:
Banks/financial institutions	0	4,083	307	4,390
Other corporate	0	342	0	342
Total perpetual securities	0	4,425	307	4,732
Equity securities	13	6	4	23
Other assets:
Interest rate swaps	0	0	31	31
Foreign currency swaps	0	25	250	275
Total other assets	0	25	281	306
Cash and cash equivalents	2,130	0	0	2,130
Total assets	$13,884	$39,118	$3,970	$56,972
Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	8	363	371
Credit default swaps	0	0	107	107
Total liabilities	$0	$8	$474	$482

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,092	$721	$0	$11,813
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	944	394	1,338
Public utilities	0	6,803	422	7,225
Sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions	0	6,379	1,074	7,453
Other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions	0	5,552	526	6,078
Other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	34	34
Foreign currency swaps	0	0	341	341
Total other assets	0	0	375	375
Cash and cash equivalents	2,249	0	0	2,249
Total assets	$13,356	$38,970	$4,334	$56,660
Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	0	397	397
Credit default swaps	0	0	130	130
Total liabilities	$0	$0	$531	$531

The following tables present the fair values categorized by hierarchy levels for the Company's assets and liabilities that are carried at cost or amortized cost and for which fair value is disclosed.

	June 30, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,527	$0	$0	$27,527
Municipalities	0	574	0	574
Mortgage- and asset-backed securities	0	35	85	120
Public utilities	0	5,426	0	5,426
Sovereign and supranational	0	3,698	0	3,698
Banks/financial institutions	0	10,332	0	10,332
Other corporate	0	4,863	0	4,863
Total assets	$27,527	$24,928	$85	$52,540
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$4,138	$4,138
Obligation to Japanese policyholder protection corporation	0	0	48	48
Total liabilities	$0	$0	$4,186	$4,186

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$19,071	$0	$0	$19,071
Municipalities	0	584	0	584
Mortgage- and asset-backed securities	0	39	95	134
Public utilities	0	5,637	0	5,637
Sovereign and supranational	0	4,165	0	4,165
Banks/financial institutions	0	11,480	0	11,480
Other corporate	0	5,312	0	5,312
Total assets	$19,071	$27,217	$95	$46,383
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$3,536	$3,536
Obligation to Japanese policyholder protection corporation	0	0	71	71
Total liabilities	$0	$0	$3,607	$3,607

As of June 30, 2012, approximately 52% of the fair value, or 76% of the number of holdings, of our available-for-sale fixed income and perpetual investments classified as Level 2 and 3% of the fair value, or 7% of the number of holdings, of our held-to-maturity fixed income investments classified as Level 2 were valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various third party pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available. The fair value of approximately 42% of our Level 2 available-for-sale fixed income and perpetual investments, or 10% of the number of Level 2 available-for-sale holdings, and 94% of our Level 2 held-to-maturity fixed income investments, or 84% of the number of Level 2 held-to-maturity holdings, were determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets. For the remaining 6% of Level 2 available-for-sale investment valuations, or 14% of the number of Level 2 available-for-sale holdings, and the remaining 3% of Level 2 held-to-maturity investment valuations, or 9% of the number of Level 2 held-to-maturity holdings, that were not provided by our custodian and were not priced using the DCF pricing model, we obtain quotes from other pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investment in inactive markets, or other observable market data where available.

Due to our reliance on third-party pricing services to provide valuations on 52% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio, we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) reports for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.

For securities in Level 2 that are below investment grade or have split ratings where the valuation calculated by our DCF model does not conform to current market conditions, a CDS spread is used in lieu of the index spread discussed above. The CDS is chosen based on an average of spreads of issues with the same issuer, rating and subordination, or comparable issues in that particular sector.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$367	$409	$418	$1,097	$1,035	$325	$4	$28	$(79)	$(97)	$3,507
Realized gains or losses included in earnings	(3)	0	0	0	0	0	0	(1)	(31)	(10)	(45)
Unrealized gains or losses included in other comprehensive income	22	9	18	17	(4)	(18)	0	0	4	0	48
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(7)	0	0	0	0	0	0	0	(7)	0	(14)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$379	$418	$436	$1,114	$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Change in unrealized gains (losses) still held(1)	$(3)	$0	$0	$0	$0	$0	$0	$(1)	$(31)	$(10)	$(45)
(1)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as
Level 3 that were still held at June 30, 2012

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
Level 3 that were still held at June 30, 2011

Six Months Ended June 30, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized gains or losses included in earnings	(3)	0	0	0	2	49	0	(3)	(18)	23	50
Unrealized gains or losses included in other comprehensive income	(1)	(4)	2	40	(42)	(12)	0	0	(8)	0	(25)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(34)	(256)	0	0	0	0	(290)
Settlements	(11)	0	0	0	0	0	0	0	(31)	0	(42)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$379	$418	$436	$1,114	$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Change in unrealized gains (losses) still held(1)	$(3)	$0	$0	$0	$0	$0	$0	$(3)	$(18)	$23	$(1)
(1)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as
Level 3 that were still held at June 30, 2012

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
(1)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as
Level 3 that were still held at June 30, 2011

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Transfers into and/or out of any fair value hierarchy level are assumed to occur at the balance sheet date. There were no transfers between Level 1 and 2 for the three- and six-month periods ended June 30, 2012 and 2011.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $18.6 billion at June 30, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(983)	+50 bps	$(972)	+50%	$(8)
-50 bps	1,035	-50 bps	1,034	-50%	24

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $23.5 billion at June 30, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,452)	+50 bps	$(1,354)	+50%	$(119)
-50 bps	1,459	-50 bps	1,334	-50%	139

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$379	Consensus pricing	Offered quotes	N/A	(e)
Public utilities	418	Discounted cash flow	Historical volatility	7.43%
Sovereign and supranational	436	Discounted cash flow	Historical volatility	7.43%
Banks/financial institutions	580	Discounted cash flow	Historical volatility	7.43%
	534	Consensus pricing	Offered quotes	N/A	(e)
Other corporate	602	Discounted cash flow	Historical volatility	7.43%
	429	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	307	Discounted cash flow	Historical volatility	7.43%
Equity securities	4	Net asset value	Offered quotes	$0-$993 ($4)
Other assets:
Interest rate swaps	31	Discounted cash flow	Base correlation	44% - 54%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	25% - 70% (40%)
Foreign currency swaps	87	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			CDS spreads	21 - 138 bps
			Foreign exchange rates	20.38%	(b)
	35	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			CDS spreads	30 - 137 bps
	128	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			Foreign exchange rates	20.38%	(b)
Total assets	$3,970
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

June 30, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$4	Discounted cash flow	Base correlation	44% - 54%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	25% - 70% (40%)
Foreign currency swaps	92	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			CDS spreads	41 - 164 bps
			Foreign exchange rates	20.38%	(b)
	32	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			CDS spreads	66 - 294 bps
	239	Discounted cash flow	Interest rates (USD)	1.78% - 2.52%	(c)
			Interest rates (JPY)	.84% - 1.80%	(d)
			Foreign exchange rates	20.38%	(b)
Credit default swaps	107	Discounted cash flow	Base correlations	44% - 54%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	25% - 70% (40%)
Total liabilities	$474
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

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The significant unobservable input used for valuation is the historical foreign exchange volatility. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Given the importance of this input to the overall valuation, use of historical volatility could result in a significant increase or decrease in fair value measurement.

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

•	Mortgage- and asset-backed securities, Banks/financial institutions, Other corporate, Equity securities

Interest Rates, CDS Spreads, Foreign Exchange Rates

The significant drivers of the valuation of the interest and foreign exchange swaps are interest rates, foreign exchange rates and CDS spreads. Our swaps have long maturities that increase the sensitivity of the swaps to interest rate fluctuations. Since most of our yen-denominated cross currency swaps are in a net liability position, an increase in interest rates will decrease the liabilities and increase the value of the swap.
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in USD interest rates increase the swap value.
A similar sensitivity pattern is observed for the foreign exchange rates. When the spot U.S. dollar/Japanese yen (USD/JPY) foreign exchange rate decreases and the swap is receiving a final exchange payment in JPY, the swap value will increase due to the appreciation of the JPY. Most of our swaps are designed to receive payments in JPY at the termination and will thus be impacted by USD/JPY foreign exchange rate in this way. In cases where there is no final foreign exchange receivable in JPY and we are paying JPY as interest payments and receiving USD, a decrease in the foreign exchange rate will lead to a decrease in the swap value.

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

Base Correlations, CDS Spreads, Recovery Rate

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
The CDO tranches in our portfolio are junior tranches and, due to the low level of credit support for these tranches, exhibit equity-like behavior. As a result, an increase in recovery rates tends to cause their values to decrease.
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

6.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	June 30, 2012		December 31, 2011
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	400		0
4.00% senior notes due February 2022	349	(3)	0
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	101		103
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	362		369
1.87% notes paid June 2012 (principal amount 26.6 billion yen)	0		342
1.84% notes due July 2016 (principal amount 15.8 billion yen)	199		203
Variable interest rate notes due July 2014 (1.34% in 2012 and 2011, principal amount 5.5 billion yen)	69		71
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	126		129
3.00% loan due August 2015 (principal amount 5 billion yen)	63		64
Capitalized lease obligations payable through 2022	9		10
Total notes payable	$3,672		$3,285
(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes
(3) $350 issuance net of a $1 underwriting discount that is being amortized over the life of the notes

In June 2012, we redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of our Samurai notes upon their maturity.

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement. As of June 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2012. No events of default or defaults occurred during the six-month period ended June 30, 2012.

Subsequent to the end of the second quarter, in July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original series of senior notes issued in February 2012. These notes have a five-year maturity and a fixed rate of 2.65% per annum, payable semi-annually.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2012	2011
Common stock - issued:
Balance, beginning of period	663,639	662,660
Exercise of stock options and issuance of restricted shares	893	752
Balance, end of period	664,532	663,412
Treasury stock:
Balance, beginning of period	197,329	192,999
Purchases of treasury stock:
Open market	0	4,100
Other	205	155
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(905)	(745)
Exercise of stock options	(72)	(85)
Other	(135)	(79)
Balance, end of period	196,422	196,345
Shares outstanding, end of period	468,110	467,067

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Anti-dilutive share-based awards	8,385	4,246	6,921	3,419

Share Repurchase Program: During the first six months of 2012, we did not repurchase any shares of our common stock in the open market. We repurchased 4.1 million shares of our common stock in the open market in the first six months of 2011.

As of June 30, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8.  SHARE-BASED COMPENSATION

As of June 30, 2012, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. Effective March 14, 2012, the Board of Directors approved to amend and restate the long-term incentive plan. The shareholders approved the amended and restated plan at the annual shareholder meeting in May 2012. The amended and restated plan provides, among other things, an extension of its expiration date from 2014 to 2017, makes clear that option strike prices can be set at the closing price on the date of grant (rather than only at the average high-low sales price), updates the performance factors available for use under awards that are intended to qualify for favorable tax deduction treatment, and adjusts the size of awards that may be granted to incumbent directors. There were no additional shares of common stock authorized for issuance under the amended and restated plan. As of June 30, 2012, approximately 14 million shares were available for future grants under the plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2012.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	14,451	4.8	$50	$43.60
Exercisable	12,056	4.1	48	42.62

We received cash from the exercise of stock options in the amount of $9 million during the first six months of 2012, compared with $13 million in the first six months of 2011. The tax benefit realized as a result of stock option exercises and restricted stock releases was $13 million in the first six months of 2012, compared with $12 million in the first six months of 2011.

As of June 30, 2012, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $43 million, of which $22 million (748 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$5	$4	$5	$3	$2	$1
Interest cost	3	2	7	7	1	1
Expected return on plan assets	(1)	(1)	(4)	(3)	0	0
Amortization of net actuarial loss	1	1	2	2	0	0
Net periodic (benefit) cost	$8	$6	$10	$9	$3	$2

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$9	$8	$11	$7	$3	$2
Interest cost	6	4	14	14	2	2
Expected return on plan assets	(2)	(2)	(8)	(7)	0	0
Amortization of net actuarial loss	2	2	4	3	0	0
Net periodic (benefit) cost	$15	$12	$21	$17	$5	$4

During the six months ended June 30, 2012, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2012) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and six-month periods ended June 30, 2012 and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2011. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Results for the second quarter of 2012 benefited from the stronger yen/dollar exchange rate. Total revenues rose 16.0% to $5.9 billion, compared with $5.1 billion in the second quarter of 2011. Net earnings were $483 million, or $1.03 per diluted share, compared with $274 million, or $.58 per diluted share, in the second quarter of 2011.
Results for the first six months of 2012 also benefited from the stronger yen/dollar exchange rate. Total revenues rose 19.0% to $12.1 billion, compared with $10.2 billion in the first half of 2011. Net earnings were $1.3 billion, or $2.71 per diluted share, compared with $663 million, or $1.41 per diluted share, for the first six months of 2011.
Results in the second quarter of 2012 included pretax net realized investment losses of $418 million ($272 million after-tax), compared with net realized investment losses of $668 million ($453 million after-tax) in the second quarter of 2011. Net investment losses in the second quarter of 2012 included $343 million ($223 million after-tax) of other-than-temporary impairment losses; $8 million of net losses ($5 million after-tax) from the sale or redemption of securities; and $67 million of net losses ($44 million after-tax) from valuing derivatives.
Results for the first six months of 2012 included pretax net realized investment losses of $463 million ($301 million after-tax), compared with net realized investment losses of $1.2 billion ($830 million after-tax) in the first six months of 2011. Net investment losses in 2012 included $546 million ($355 million after-tax) of other-than-temporary impairment losses; $70 million of net gains ($45 million after-tax) from the sale or redemption of securities; and $13 million of net gains ($9 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $1.5 billion at June 30, 2012 and $1.2 billion at December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 80% of our liabilities are reported as of June 30, 2012, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
See Note 1 of the Notes to the Consolidated Financial Statements for information on changes to the accounting policy for deferred policy acquisition costs, costs associated with acquiring or renewing insurance contracts. There have been no other changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2012. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2011.
New Accounting Pronouncements
On January 1, 2012, we retrospectively adopted amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts, or DAC. Under the previous guidance, we capitalized costs that varied with and were primarily related to the acquisition of a policy. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. As of December 31, 2010, approximately 70% of our unadjusted deferred acquisition cost balance was related to compensation paid to third parties for successful sales and was therefore still deferrable under the new rules. The remaining 30% of the deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $408 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $108 million, resulting in a total reduction to shareholders' equity of $516 million as of December 31, 2010. The adoption of this accounting standard had an immaterial impact on net income in 2011 and for all preceding years.
For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net earnings	$483	$274	$1.03	$.58	$1,268	$663	$2.71	$1.41
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(228)	(480)	(.49)	(1.03)	(310)	(838)	(.66)	(1.78)
Impact of derivative and hedging activities	(44)	27	(.09)	.06	9	8.02		.02
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
Securities Transactions and Impairments
During the three-month period ended June 30, 2012, we realized pretax investment losses, net of gains, of $8 million ($5 million after-tax) from sales and redemptions of securities. These net losses primarily resulted from sales related to our plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $343 million ($223 million after-tax) as a result of the recognition of other-than-temporary impairment losses, primarily for certain securities issued by Spanish institutions and further impairments on several securities that had previously been impaired in the fourth quarter 2011.
During the six-month period ended June 30, 2012, we realized pretax investment gains, net of losses, of $70 million ($45 million after-tax) from sales and redemptions of securities. These gains primarily resulted from both the redemption of a previously impaired perpetual security and sales related to our plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $546 million ($355 million after-tax) as a result of the recognition of other-than-temporary impairment losses, primarily impairments recognized in the first quarter for two Tier I securities that were sold in the second quarter of 2012 and certain impairments in the second quarter as discussed above.
During the three- and six-month periods ended June 30, 2011, we realized pretax investment losses of $528 million ($343 million after-tax) and $933 million ($607 million after-tax), respectively, as a result of the recognition of other-than-temporary impairments on certain securities, and we realized pretax investment losses, net of gains, of $182 million ($137 million after-tax) and $326 million ($231 million after-tax), respectively, from the sale of securities as a result of a plan to reduce the risk exposure in our investment portfolio. We recorded a valuation allowance of $19 million in the second quarter of 2011 on the deferred tax asset for our realized investment losses, which is reflected in the tax-effected realized investment losses for securities transactions reported above.
See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012		2011		2012		2011
Perpetual securities	$76		$184		$216		$184
Corporate bonds	120		343		183		740
Mortgage- and asset-backed securities	3		1		3		7
Municipalities	0		0		0		1
Sovereign and supranational	144		0		144		0
Equity securities	0		0		0		1
Total other-than-temporary impairment losses realized	$343	(1)	$528	(2)	$546	(1)	$933	(2)
(1)Includes $267 and $295 for the three- and six-month periods ended June 30, 2012, respectively, for credit-related impairments and $76 and $251 for the three- and six-month periods ended June 30, 2012, respectively, from change in intent to sell securities
(2) Consisted completely of credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated, cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022, and an interest rate swap associated with our variable interest rate yen-denominated debt. We realized pretax investment losses, net of gains, of $67 million ($44 million after-tax) for the three-month period ended June 30, 2012, compared with pretax investment gains, net of losses, of $42 million ($27 million after-tax) for the same period in 2011, as a result of valuing the swaps described above. During the six-month period ended June 30, 2012, we realized pretax investment gains, net of losses, of $13 million ($9 million after-tax), compared with pretax investment gains, net of losses, of $12 million ($8 million after-tax) for the same period in 2011, as a result of valuing these swaps.

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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.8% for the three-month period ended June 30, 2012, compared with 38.3% for the same period in 2011. The decrease in the effective income tax rate was due primarily to a $19 million valuation allowance recognized in the second quarter of 2011 related to the deferred tax assets associated with realized investment losses discussed above. Our combined U.S. and Japanese effective income tax rate on pretax earnings for the six-month period ended June 30, 2012 was 34.7%, compared with 36.0% for the same period in 2011.
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
Subject to the preceding assumptions, our objective for 2012 is to increase net earnings per diluted share in the range of 3% to 6% over 2011. If the yen averages 80 for the full year, we believe that net earnings per diluted share will be $6.45 to $6.52 for the year, which is toward the lower end of the range, primarily due to the continued low level of investment yields. Using that same exchange rate assumption, we would expect third quarter net earnings per diluted share of $1.64 to $1.69. Based on our stated objective for 2012, the following table shows the likely results for 2012 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

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

Our objective for 2013 is to increase net earnings per diluted share by 4% to 7% over 2012, excluding the effect of realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and foreign currency translation. This earnings objective assumes no significant impact on investment income from realized investment losses and no further material decline in interest rates.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Premium income	$4,216	$3,770	$8,364	$7,472
Net investment income:
Yen-denominated investment income	473	434	946	866
Dollar-denominated investment income	218	202	475	419
Net investment income	691	636	1,421	1,285
Other income (loss)	0	5	16	25
Total operating revenues	4,907	4,411	9,801	8,782
Benefits and claims	3,044	2,633	6,011	5,213
Operating expenses:
Amortization of deferred policy acquisition costs	177	162	355	315
Insurance commissions	290	290	585	578
Insurance and other expenses	432	401	846	777
Total operating expenses	899	853	1,786	1,670
Total benefits and expenses	3,943	3,486	7,797	6,883
Pretax operating earnings(1)	$964	$925	$2,004	$1,899
Weighted-average yen/dollar exchange rate	80.19	81.57	79.88	81.95

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Premium income	11.8%	18.3%	11.9%	16.9%	9.7%	5.1%	8.8%	5.0%
Net investment income	8.6	7.3	10.6	8.4	6.9	(5.0)	7.8	(2.8)
Total operating revenues	11.2	16.8	11.6	15.5	9.2	3.7	8.5	3.7
Pretax operating earnings(1)	4.2	16.9	5.5	18.2	2.4	3.5	2.8	6.0
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 10.8% to 1.42 trillion yen as of June 30, 2012, compared with 1.29 trillion yen as of June 30, 2011. The increase in annualized premiums in force in yen reflect the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $18.0 billion at June 30, 2012, compared with $15.9 billion a year ago.
Aflac Japan maintains a portfolio of dollar-denominated and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 34% of Aflac Japan’s investment income in the first six months of 2012, compared with 33% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 34% of Aflac Japan’s investment income during the first six months of 2012, compared with 35% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Net investment income	6.9%	(5.0)%	7.8%	(2.8)%	7.4%	(.9)%	8.6%	.9%
Total operating revenues	9.2	3.7	8.5	3.7	9.6	4.5	8.7	4.3
Pretax operating earnings(1)	2.4	3.5	2.8	6.0	3.0	7.1	3.2	8.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2012	2011	2012	2011
Benefits and claims	62.0%	59.7%	61.3%	59.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.7	3.6	3.6
Insurance commissions	5.9	6.6	6.0	6.6
Insurance and other expenses	8.9	9.1	8.6	8.8
Total operating expenses	18.4	19.4	18.2	19.0
Pretax operating earnings(1)	19.6	20.9	20.5	21.6
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
In the past several years, the benefit ratio for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, for several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three- and six- month periods ended June 30, 2012, the benefit ratio increased and the operating expense ratio decreased, resulting in a lower pretax operating profit margin, compared with the same respective periods in 2011. For the full year of 2012, we expect to achieve our profit objectives through better-than-average premium growth associated with the life products and somewhat lower profit margins due to the change in business mix discussed above.

Aflac Japan Sales
Aflac Japan's second quarter 2012 production set a new annualized premium sales record for the fourth consecutive quarter. Aflac Japan's new annualized premium sales exceeded our expectations in the second quarter of 2012 and increased 47.4% in yen, compared with the same period in 2011. The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2012	2011	2012	2011	2012	2011	2012	2011
New annualized premium sales	$664	$442	$1,323	$856	53.2	36.1	105.6	70.2
Increase (decrease) over comparable period in prior year	50.1%	20.1%	54.5%	22.0%	47.4%	6.6%	50.5%	9.4%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2012	2011	2012	2011
Medical	17%	25%	17%	26%
Cancer	14	24	13	21
Ordinary life:
Child endowment	12	17	13	20
WAYS	45	19	45	18
Other ordinary life	8	11	8	11
Other	4	4	4	4
Total	100%	100%	100%	100%
The bank channel generated new annualized premium sales of 24.7 billion yen in the second quarter of 2012, an increase of 224.2% over the second quarter of 2011. Bank channel sales accounted for 46% of new annualized premium sales for Aflac Japan in the second quarter of 2012, compared with 21% during the same period a year ago. WAYS, a unique hybrid whole-life product that we first introduced in 2006 and introduced to the bank channel in 2009, has been a significant contributor to bank sales growth. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. The profit margin on WAYS is lower than our health insurance products, however the profit margin is significantly enhanced when policyholders elect to pay premiums upfront using the “discounted advance premium” option. More than 90% of customers at banks choose this payment option. We are employing strategies to enhance the profitability of our WAYS product. Sales of WAYS were 24.1 billion yen during the second quarter of 2012, an increase of 258.7% over the second quarter of 2011.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Cancer insurance sales decreased 19.0% during the second quarter of 2012, compared with the same period a year ago, reflecting a difficult comparison to prior year sales which had benefited from the favorable consumer response to our new base cancer policy, DAYS, which was introduced at the end of March 2011. We remain convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Medical insurance sales increased 1.4% during the second quarter of 2012, compared with the same period a year ago, and we maintained our position as the number one seller of medical insurance policies in Japan. We expect our new non-standard medical product introduced in July 2012 to benefit medical sales in the second half of the year. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.
At June 30, 2012, we had agreements to sell our products at 374 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our third sector insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. Approximately 80% of our customers at banks are new customers to Aflac. We believe our long-standing and strong relationships within the

Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products. Our partnership with banks provides us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Our access through the bank channel gives us the opportunity to cross-sell our more profitable medical and cancer policies along with WAYS and child endowment policies.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 52% of total new annualized premium sales for Aflac Japan in the second quarter of 2012. During the three-month period ended June 30, 2012, we recruited nearly 940 new sales agencies. At June 30, 2012, Aflac Japan was represented by approximately 19,600 sales agencies and more than 123,300 licensed sales associates employed by those agencies.
Overall, Aflac Japan performed well in the second quarter of 2012. We believe that there is a continued need for our products in Japan. Facing difficult sales comparisons in the third and fourth quarter of 2012, we expect new annualized premium sales in the last half of this year to be flat to up 5%. However, combining this second half sales expectation with the results we produced in the first half of the year, we are upwardly revising our annual 2012 sales target to a 22% to 25% increase.
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
The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2012	2011	2012	2011
New money yield - yen only	1.89%	2.16%	1.92%	2.24%
New money yield - blended	1.97	2.67	2.00	2.88
Return on average invested assets, net of investment expenses	2.93	3.15	3.06	3.23
The decrease in Aflac Japan's new money yield reflects the low level of interest rates. At June 30, 2012, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 3.10%, compared with 3.51% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
Japanese Economy
The Bank of Japan's July 2012 Monthly Report of Recent Economic Developments stated that Japan's economic activity has started improving moderately as domestic demand is supported by reconstruction-related demand. Exports and production have shown signs of improvement. Public investment and housing investment have continued to increase, and private consumption has increased moderately. The report projected that Japan's economy is expected to return to a moderate recovery path as overseas economies emerge from a deceleration phase and reconstruction demand related to the tsunami and earthquake disaster remains firm. Exports and production are expected to increase moderately. Public investment and housing investment are expected to continue to increase, while private consumption is expected to remain firm as the employment situation is on an improving trend. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2011.
Japanese Regulatory Environment
Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA has applied a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the former calculation method. Aflac Japan's solvency margin ratio, most recently reported as of March 31,

2012, was 609.6% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operations in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. Japan's three major political parties recently submitted legislation regarding postal reform. This legislation will merge two of the postal operating entities (the one that delivers the mail and the one that runs the post offices). This legislation passed the Diet in April 2012. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, this legislation will have on Aflac Japan's operations. Regardless, we believe that postal reform is unlikely to change Aflac Japan's relationship with the post office company.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Premium income	$1,251	$1,186	$2,482	$2,356
Net investment income	153	148	304	291
Other income	2	3	5	6
Total operating revenues	1,406	1,337	2,791	2,653
Benefits and claims	719	676	1,397	1,319
Operating expenses:
Amortization of deferred policy acquisition costs	92	89	202	196
Insurance commissions	142	138	282	271
Insurance and other expenses	195	191	381	373
Total operating expenses	429	418	865	840
Total benefits and expenses	1,148	1,094	2,262	2,159
Pretax operating earnings(1)	$258	$243	$529	$494
Percentage change over previous period:
Premium income	5.5%	3.4%	5.3%	2.9%
Net investment income	3.6	9.7	4.5	9.2
Total operating revenues	5.2	4.0	5.2	3.6
Pretax operating earnings(1)	6.3	7.8	7.2	5.0
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Annualized premiums in force increased 5.1% to $5.3 billion as of June 30, 2012, compared with $5.0 billion as of June 30, 2011.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2012	2011	2012	2011
Benefits and claims	51.1%	50.6%	50.1%	49.7%
Operating expenses:
Amortization of deferred policy acquisition costs	6.6	6.7	7.2	7.4
Insurance commissions	10.1	10.3	10.1	10.2
Insurance and other expenses	13.9	14.3	13.6	14.1
Total operating expenses	30.6	31.3	30.9	31.7
Pretax operating earnings(1)	18.3	18.1	19.0	18.6
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The benefit ratio increased in the three- and six- month periods ended June 30, 2012, compared with the same periods a year ago. The expense ratio decreased during those periods, resulting in a slight expansion in the pretax operating profit margin compared with the same respective periods in 2011. For the remainder of 2012, we expect the pretax operating profit margin to be similar to that experienced in 2011.
Aflac U.S. Sales
In the second quarter of 2012, Aflac U.S. generated moderate sales growth, compared with the same period in 2011. We believe this sales growth reflects our focus on supporting our field force with enhanced products, including group products, and other resources that help our sales force approach selling in the challenging economic environment more effectively. The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2012	2011	2012	2011
New annualized premium sales	$359	$353	$709	$689
Increase (decrease) over comparable period in prior year	1.5%	5.9%	3.0%	6.1%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2012	2011	2012	2011
Income-loss protection:
Short-term disability	20%	17%	20%	17%
Life	6	6	6	6
Asset-loss protection:
Accident	30	31	30	31
Critical care(1)	22	23	23	23
Supplemental medical:
Hospital indemnity	15	16	15	16
Dental/vision	7	7	6	7
Total	100%	100%	100%	100%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 0.5%, short-term disability sales increased 24.3%, critical care insurance sales (including cancer insurance) decreased 4.1%, and hospital indemnity insurance sales decreased 2.8% in the second quarter of 2012, compared with the same period a year ago.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. We recruited nearly 6,400 new sales associates in the second quarter of 2012, resulting in approximately

76,900 licensed sales associates as of June 30, 2012.
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
Our group products sold through Aflac Group Insurance have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. For the three-month period ended June 30, 2012, sales from Aflac Group Insurance increased 10.6%, compared with the same period in the prior year, to $38 million, representing 11% of new annualized premium sales for Aflac U.S. For the six-month period ended June 30, 2012, sales from Aflac Group Insurance increased 24.8%, compared with the same period in the prior year, to $88 million, representing 12% of new annualized sales for Aflac U.S.
Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the relatively weak economic environment, our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products. The addition of the group product platform and our growing broker initiative only serve to enhance our ability to leverage the Aflac brand to reach employees at more companies, large and small, across the United States. We believe employers and consumers will increasingly come to understand the need for the products we offer, just as they have in Japan. For 2012, our objective is for Aflac U.S. new annualized premium sales to increase in the range of 3% to 8%.
Aflac U.S. Investments
The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2012	2011	2012	2011
New money yield	4.37%	5.72%	4.57%	5.74%
Return on average invested assets, net of investment expenses	6.42	6.41	6.45	6.42
The decrease in the U.S. new money yield for the three- and six-month periods ended June 30, 2012 reflects a low level of interest rates and tightening credit spreads. At June 30, 2012, the portfolio yield on Aflac’s U.S. portfolio was 6.59%, compared with 6.76% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
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
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2012, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2011.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	79.31		77.74
Investments and cash	$109,255	$(1,764)	$111,019
Deferred policy acquisition costs	9,961	(145)	10,106
Total assets	122,209	(1,940)	124,149
Policy liabilities	99,413	(1,839)	101,252
Total liabilities	108,030	(1,922)	109,952
(1)The exchange rate at June 30, 2012, was 79.31 yen to one dollar, or 2.0% weaker than the December 31, 2011, exchange rate of 77.74.
Market Risks of Financial Instruments
Our investment philosophy is to maximize investment income while emphasizing liquidity, safety and quality. Our investment objective, subject to appropriate risk constraints, is to fund policyholder obligations and other liabilities in a manner that enhances shareholders’ equity. We seek to achieve this objective primarily through a diversified portfolio of fixed-income investments that reflects the characteristics of the liabilities it supports.

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011
Securities available for sale, at fair value:
Fixed maturities	$39,134	$37,473	$10,506	(1)	$9,961	(1)
Perpetual securities	4,565	6,271	167		168
Equity securities	23	25	0		0
Total available for sale	43,722	43,769	10,673		10,129
Securities held to maturity, at amortized cost:
Fixed maturities	52,413	47,009	0		0
Total held to maturity	52,413	47,009	0		0
Total investment securities	$96,135	$90,778	$10,673		$10,129
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $141 in 2012 and $138 in
2011.
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
Although we generally do not convert yen into dollars, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms.
Aflac Japan maintains a portfolio of reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The reverse-dual currency securities provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 45 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	June 30, 2012			December 31, 2011
Yen/dollar exchange rates	64.31	79.31(1)	94.31	62.74	77.74(1)	92.74
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$32,250	$26,150	$21,991	$31,405	$25,345	$21,246
Fixed maturities - consolidated variable interest entities	3,564	2,890	2,430	3,402	2,746	2,302
Perpetual securities	4,623	3,747	3,152	6,117	4,937	4,138
Perpetual securities - consolidated variable interest entities	845	686	577	1,477	1,192	999
Equity securities	22	18	15	24	19	16
Securities held to maturity:
Fixed maturities	64,249	52,098	43,812	57,451	46,366	38,867
Fixed maturities - consolidated variable interest entities	389	315	265	797	643	539
Cash and cash equivalents	1,543	1,251	1,052	1,737	1,402	1,175
Other financial instruments	192	156	131	183	147	124
Subtotal	107,677	87,311	73,425	102,593	82,797	69,406
Liabilities:
Notes payable	1,146	929	782	1,599	1,291	1,082
Japanese policyholder protection corporation	60	48	40	88	71	60
Subtotal	1,206	977	822	1,687	1,362	1,142
Net yen-denominated financial instruments	106,471	86,334	72,603	100,906	81,435	68,264
Other yen-denominated assets	10,821	8,775	7,379	10,706	8,640	7,243
Other yen-denominated liabilities	116,163	94,193	79,212	112,559	90,840	76,148
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$1,129	$916	$770	$(947)	$(765)	$(641)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2012, and December 31, 2011, would be as follows:

(In millions)	June 30, 2012	December 31, 2011
Effect on yen-denominated debt and perpetual securities	$(10,952)	$(9,715)
Effect on dollar-denominated debt and perpetual securities	(1,993)	(1,900)
Effect on total debt and perpetual securities	$(12,945)	$(11,615)
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
We entered into an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. This agreement effectively converted the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2011.
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
We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings references in the two tables below are based on the ratings designations provided by major credit rating agencies (Moody's, S&P and Fitch) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal credit analysis of such securities. For investment grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012, we are using the second lowest rating that is assigned. Periods prior to the first quarter of 2012 have been adjusted to reflect this new rating methodology for comparative purposes. For a description of the ratings methodology that we use when a security is split-rated, see "Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating(1)

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
AAA	.5%	6.6%	16.4%
AA	87.0	75.4	58.2
A	6.4	9.7	14.0
BBB	4.5	7.8	10.0
BB or lower	1.6	.5	1.4
Total	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
Purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AA rated securities during the first six months of 2012 was primarily due to purchases of JGBs. The purchases of BB or lower rated securities in 2012 and 2011 was due to a limited program that was initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating(1)

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.7%	1.8%	1.8%	1.9%
AA	43.3	44.1	39.1	39.9
A	26.8	27.8	29.7	30.4
BBB	22.2	21.1	23.6	22.7
BB or lower	6.0	5.2	5.8	5.1
Total	100.0%	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
As of June 30, 2012, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2012, and December 31, 2011. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	June 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$93,576	89.4%	$85,544	86.2%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	4,778	4.6	5,795	5.8
Tier I(1)	548.5		555.6
Surplus notes	335.3		335.3
Trust preferred - non-banks	85.1		85.1
Other subordinated - non-banks	52.0		51.1
Total fixed maturities	5,798	5.5	6,821	6.9
Perpetual securities (economic maturity date):
Upper Tier II	3,310	3.2	4,285	4.3
Tier I	1,634	1.6	2,268	2.3
Other subordinated - non-banks	338.3		344.3
Total perpetual securities	5,282	5.1	6,897	6.9
Total debt and perpetual securities	$104,656	100.0%	$99,262	100.0%
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
Investment Concentrations
As of June 30, 2012, one of our largest investment industry sector concentrations was banks and financial institutions. Throughout 2008 and during the first half of 2009, concerns related to troubled residential mortgages in the United States, United Kingdom and Europe spread to structured investment securities. As a result, banks and financial institutions suffered significant write-downs of asset values, which pressured banks and financial institutions to seek capital and liquidity support. National governments responded with various forms of support, ranging from guarantees on new and existing debt to significant injections of capital. These actions resulted in a temporary improvement in asset valuations in the latter part of 2009.
However, 2010 brought forth concerns with the fiscal integrity of peripheral European sovereign nations and their inability to effectively address their fiscal and economic problems. This in turn revealed the high correlation between these sovereigns' fiscal condition and their banking systems. These concerns about the fiscal integrity of peripheral European sovereigns have persisted since 2010 due to the inability of Eurozone leaders to produce an effective solution. As a result, most financial institutions in the Euro area have faced both liquidity and asset valuation pressures. Greece, Ireland, Portugal, and most recently, Spain were forced to accept external funding aid in various forms to meet their financial obligations or support their banking systems, as public markets were not accessible. Nationalization, recapitalization, and loss-sharing among bondholders all remain distinct risks for financial institution investors. While European politicians are very hesitant to put taxpayers at risk, we believe, with few exceptions, nationalizations and coerced burden-sharing among debt holders remain options of last resort.
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline and further discussion of our investment industry sector concentration in banks and financial institutions.

Our 20 largest global investment exposures as of June 30, 2012, were as follows:
Largest 20 Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$37,979	36.3%	Senior	Aa3	AA-	A+
Israel Electric Corp.	816.8	Senior	Baa3	BB+	—
Republic of Tunisia	806.8	Senior	Baa3	BB	BBB-
Republic of South Africa	769.7	Senior	A3	BBB+	BBB+
HSBC Holdings PLC	710.7
HSBC Finance Corporation (formerly Household Finance)	630.6	Senior	Baa1	A	AA-
The Hongkong & Shanghai Banking Corporation Ltd.	80.1	Upper Tier II	A1	—	—
Bank of America Corp. (includes Merrill Lynch)	567.5
Merrill Lynch & Co. Inc.	315.3	Senior	Baa2	A-	A
Bank of America Corp.	252.2	Lower Tier II	Baa3	BBB+	BBB
Bank of Tokyo-Mitsubishi UFJ Ltd.	567.5
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	567.5	Lower Tier II	A1	A	A-
Investcorp SA	516.5
Investcorp Capital Limited	516.5	Senior	Ba2	—	BB
Sumitomo Mitsui Financial Group Inc.	504.5
Sumitomo Mitsui Banking Corporation	126.1	Lower Tier II	A1	A	A-
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	378.4	Upper Tier II	A2	BBB+	—
National Grid PLC	504.5
National Grid Gas PLC	252.3	Senior	A3	A-	A
National Grid Electricity Transmission PLC	252.2	Senior	A3	A-	A
Telecom Italia SpA	504.5
Telecom Italia Finance SA	504.5	Senior	Baa2	BBB	BBB
Citigroup Inc.	497.5
Citigroup Inc (includes Citigroup Global Markets Holdings Inc.)	496.5	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.0	Lower Tier II	Baa3	BBB+	BBB+
JP Morgan Chase & Co. (including Bear Stearns)	493.5
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	442.5	Senior	A2	A	A+
JPMorgan Chase & Co (FNBC)	23.0	Senior	Aa1	A+	—
JPMorgan Chase & Co (Bank One Corp.)	17.0	Lower Tier II	A3	A-	A
JPMorgan Chase & Co (NBD Bank)	11.0	Lower Tier II	A1	A	A+
Commonwealth Bank of Australia	492.5
Commonwealth Bank of Australia	126.1	Lower Tier II	Aa3	A-	A+
Commonwealth Bank of Australia	253.3	Upper Tier II	—	BBB	—
Bankwest	113.1	Upper Tier II	Aa3	BBB	—
Credit Suisse Group(2)	485.5
Credit Suisse International(2)	63.1	Upper Tier II	Baa3	BBB	BBB
Credit Suisse, London Branch(2)	126.1	Upper Tier II	Baa3	BBB	BBB-
Credit Suisse Group Capital(2)	296.3	Tier I	Ba2	BBB-	BBB-
Metlife Inc.	481.5
Metlife Inc.	165.2	Senior	A3	A-	A-
Metropolitan Life Global Fund	316.3	Senior	Aa3	AA-	A+
Unique Zurich Airport	467.4
Flughafen Zurich AG	467.4	Senior	—	A	—
Banobras	467.4	Senior	Baa1	BBB	BBB
Gas Natural SDG (Union Fenosa)	466.4
Union Fenosa Finance B.V.	466.4	Senior	Baa2	BBB	A-
General Electric Co.	452.4
GE Capital Corporation	400.4	Senior	A1	AA+	—
Security Capital Group	37.0	Senior	A1	AA+	—
Susa Partnership LP	9.0	Senior	A1	AA+	—
GE Capital Services Inc.	6.0	Lower Tier II	A1	AA+	—
Subtotal	$48,542	46.4%
Total debt and perpetual securities	$104,656	100.0%
(1) JGBs or JGB-backed securities
(2) Redeemed in July 2012

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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	June 30, 2012		December 31, 2011
(In millions)	Amortized Cost	% of Total Portfolio	Amortized Cost	% of Total Portfolio
Japan	$42,994	41.1%	$34,942	35.2%
United States and Canada	17,592	16.8	17,221	17.4
United Kingdom	4,798	4.6	5,031	5.1
Germany	4,393	4.2	4,877	4.9
France	2,680	2.6	2,723	2.7
PIIGS	5,643	5.4	6,066	6.1
Portugal	303.3		308.3
Italy	2,537	2.4	2,588	2.6
Ireland	534.5		544.6
Spain	2,269	2.2	2,626	2.6
Other Central Europe	4,522	4.3	5,812	5.9
Netherlands	2,450	2.3	2,496	2.5
Switzerland	1,335	1.3	1,357	1.4
Austria	433.4		1,143	1.2
Belgium	304.3		816.8
Nordic Region	3,877	3.7	4,126	4.2
Sweden	1,827	1.7	1,863	1.9
Norway	871.8		1,051	1.1
Denmark	602.6		614.6
Finland	577.6		598.6
Eastern Europe	889.9		907.9
Czech Republic	630.6		643.6
Poland	259.3		264.3
Asia excluding Japan	5,589	5.3	5,690	5.7
Africa and Middle East	4,150	4.0	4,197	4.2
Latin America	3,492	3.3	3,771	3.8
Australia	3,178	3.0	3,159	3.2
All Others	859.8		740.7
Total debt and perpetual securities	$104,656	100.0%	$99,262	100.0%
Investments in Certain European Countries
Greece, Ireland, Italy, Portugal, and Spain are at the epicenter of the European debt crisis, and the developments affecting these countries in turn affect the other 12 countries inextricably linked to these five countries through their collective membership in the Economic and Monetary Union and resultant adoption of a single common currency - the euro.

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
We had no direct exposure to Greece as of June 30, 2012 and December 31, 2011. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

June 30, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$282	$169	$282	$169
Italy:
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	391	391	391	391
Portugal:
Public utilities	10	11	167	135	126	103	303	249
Spain:
Sovereign	0	0	145	153	336	303	481	456
Banks/financial institutions	34	34	0	0	70	70	104	104
Public utilities	0	0	0	0	467	418	467	418
Other corporate	33	33	0	0	239	205	272	238
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	252	204	252	204
Italy:
Sovereign	0	0	0	0	315	303	315	303
Banks/financial institutions	0	0	0	0	189	181	189	181
Public utilities	0	0	0	0	933	884	933	884
Other corporate	0	0	0	0	694	658	694	658
Spain:
Banks/financial institutions	0	0	0	0	252	107	252	107
Public utilities	0	0	0	0	441	421	441	421
Other corporate	0	0	0	0	252	232	252	232
Total gross and net funded exposure	$77	$78	$312	$288	$5,254	$4,663	$5,643	$5,029

December 31, 2011
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$170	$287	$170
Italy:
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	399	392	399	392
Portugal:
Public utilities	10	10	40	33	129	105	179	148
Spain:
Sovereign	0	0	148	162	0	0	148	162
Banks/financial institutions	34	35	0	0	45	45	79	80
Public utilities	0	0	0	0	476	422	476	422
Other corporate	34	33	0	0	243	212	277	245
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	257	209	257	209
Italy:
Sovereign	0	0	0	0	322	303	322	303
Banks/financial institutions	0	0	0	0	193	181	193	181
Public utilities	0	0	0	0	952	914	952	914
Other corporate	0	0	0	0	707	661	707	661
Portugal:
Public utilities	0	0	129	135	0	0	129	135
Spain:
Sovereign	0	0	0	0	489	470	489	470
Banks/financial institutions	0	0	0	0	450	356	450	356
Public utilities	0	0	0	0	450	447	450	447
Other corporate	0	0	0	0	257	241	257	241
Total gross and net funded exposure	$78	$78	$317	$330	$5,671	$5,142	$6,066	$5,550

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 5% of total investments in the banks and financial institutions sector at June 30, 2012 and December 31, 2011, and 1% of total investments in debt and perpetual securities at June 30, 2012 and December 31, 2011.

Ireland

As of June 30, 2012, our total direct exposure to Ireland of $534 million at amortized cost comprised senior unsecured obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $252 million and

$139 million, respectively, were rated below investment grade. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included at one point potentially imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011, as the government has shifted its focus to reducing its debt burden related to the EU/IMF program rather than disrupt the progress made in restoring stability to the Irish banking sector. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of June 30, 2012, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of June 30, 2012. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $282 million as of June 30, 2012. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a Germany licensed and regulated financial institution.  Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan.  DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of June 30, 2012.

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

As of June 30, 2012, our total direct exposure to Italy was $2.5 billion, at amortized cost. This exposure comprised $315 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $189 million; and several utility and industrial companies of $948 million and $1.1 billion, respectively. Our total exposure to Italy-based utility companies contained $681 million of securities that have below-investment-grade put options.

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

Italy's foreign currency long-term debt rating was downgraded one notch by Moody's from A2 to A3 on February 13, 2012, and was downgraded by two notches from A3 to Baa2 on July 13, 2012. S&P placed Italy's long-term debt rating of A on negative watch on December 5, 2011 and subsequently downgraded the rating to BBB+ on January 13, 2012. Italy's foreign currency long-term debt rating was placed on negative watch by Fitch on December 16, 2011, and was subsequently downgraded from A+ to A- on January 27, 2012.

As of June 30, 2012, all of our Italian exposures were rated investment grade, were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of June 30, 2012, our total direct exposure to Portugal was $303 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $126 million and $177 million, respectively, at amortized cost.

REN, an electric transmission operator, was rated Ba1/BB+ by Moody's and S&P, respectively, as of June 30, 2012. Our investment in REN was classified as below investment grade. As of June 30, 2012, REN was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

EDP, an integrated electric utility, was rated Ba1/BB+/BBB+ by Moody's, S&P, and Fitch, respectively, as of June 30, 2012. Our investments issued by EDP were classified as below investment grade. As of December 31, 2011, our investments in EDP had been classified as investment grade. EDP’s debt rating from Moody’s had been Baa3 since July 8, 2011. However, following Moody’s downgrade of Portugal to Ba3 on February 13, 2012, EDP’s debt rating was downgraded to Ba1 on February 16, 2012. S&P placed EDP’s foreign issuer credit rating on credit watch negative on December 8, 2011 and subsequently downgraded it from BBB to BB+ on February 1, 2012. Due to these downgrades, we classified our investments in EDP as below investment grade effective February 2012 and transferred these investments from the held-to-maturity portfolio to the available-for-sale portfolio. As of June 30, 2012, EDP was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

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

We expect the operating environment will continue to be difficult for the remainder of 2012 as Spain's government implements austerity measures to reduce deficits at both the federal and regional levels. In addition, economic growth will be negative due to the aforementioned austerity measures and a contraction of bank credit. Greater uncertainty over their fiscal profiles has made it difficult for the regional governments in Spain to obtain reasonable financing for existing and new debt facilities. Therefore, Spain's and its regional governments' economic and ratings profile are expected to remain under pressure for the forseeable future.

As of June 30, 2012, our total direct exposure to Spain was $2.3 billion, at amortized cost. This exposure comprised $481 million of investments in sub-sovereign (i.e. regional governments) issuers; a senior unsecured bank obligation of $70 million; several Lower Tier II bank obligations of $286 million; and Spain-domiciled utilities and industrials of $908 million and $524 million, respectively.

During the second quarter of 2012, Spain experienced a large increase in its overall cost of funding due to concerns about the sovereign's fiscal and economic condition. The increase in funding costs as well as concerns about fiscal and economic conditions also had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. Our $481 million of investments in Spanish sub-sovereign issuers consisted of $83 million of investments in Generalitat de Catalunya and $397 million of investments in Junta de Andalucia, on an amortized cost basis. As of June 30, 2012, Generalitat de Catalunya was rated Ba1/BBB-/BBB- by Moody's, S&P, and Fitch, respectively, however we have classified this investment as below investment grade. Catalunya's fiscal condition has become very weak due to significant amounts of debt and high fiscal deficits. As a result, its cost of funding is unsustainably high, its liquidity position is low, and the government has very little access to wholesale credit. It is anticipated that this deteriorated condition will not improve for the foreseeable future. We recognized an other-than-temporary impairment of $144 million on our investment in Generalitat de Catalunya in the second quarter. As of June 30, 2012, Junta de Andalucia was rated Baa3/BBB/BBB by Moody's, S&P, and Fitch, respectively. However, we have classified this investment as below investment grade. Junta de Andalucia's fiscal condition has deteriorated due to significant amounts of debt and high fiscal deficits. As a result, its cost of funding is unsustainably high and the government has very little access to wholesale credit. While its condition has deteriorated, Junta de Andalucia's liquidity remains relatively good. We have below-investment-grade put options on our Junta de Andalucia holdings. As of June 30, 2012, Junta de Andalucia was current on its obligations to us, and we believe it has the ability to meet its obligations to us. Due to the multiple downgrades in the second quarter of 2012, we have classified all of our investments in Generalitat de Catalunya and Junta de Andalucia as available for sale as of June 30, 2012.

Our Spanish senior unsecured bank investment of $70 million, at amortized cost, was issued by Bankia SA (Bancaja Emisiones SA Unipersonal). Bankia SA was downgraded to below investment grade in the second quarter of 2012 and was rated Ba2/BB+/BBB by Moody's, S&P, and Fitch, respectively, as of June 30, 2012. Upon the nationalization of its parent and its own executive management turnover in early May 2012, Bankia SA sought state support of 19 billion euros on May 25, 2012, which accelerated the Spanish government's need to seek external support to solve its banking crisis. We transferred this investment from the held-to-maturity portfolio to the available-for-sale portfolio, and we recognized an other-than-temporary impairment of $120 million on our investment in Bankia SA in the second quarter.

Corporates, especially utilities, domiciled in Spain will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to some or all of the following factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified product and market mix.

Spain's foreign currency long-term debt rating was downgraded two notches by Moody's from A1 to A3 on February 13, 2012 and was downgraded three notches to Baa3 on June 13, 2012. S&P placed Spain's foreign currency long-term rating of AA- on negative watch on December 5, 2011 and subsequently downgraded the rating to A on January 13, 2012 and then to BBB+ on April 26, 2012. Spain's foreign currency long-term debt rating by Fitch was downgraded from AA- to A on January 27, 2012 and was downgraded again on June 7, 2012 from A to BBB.

As of June 30, 2012, with the exception of the securities discussed above, the remainder of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Monitoring and mitigating exposure

During most of 2011, we saw the Euro area sovereign crisis persist and escalate.  As a result, we saw contagion risk expand from periphery Eurozone sovereign credits to also include core Eurozone sovereign credits.  Apart from our direct investments in sovereign debt, we view our European financial holdings as our largest indirect exposure due to the high correlation between financials and the sovereign from both a ratings and economics perspective.  Our other significant source of indirect exposure is via our investment in fixed income securities issued by integrated electric utilities and industrials domiciled in periphery Eurozone countries.  As of June 30, 2012, we had investments of $10.0 billion in European financials (including $2.0 billion in the United Kingdom), $2.2 billion in periphery Eurozone utilities and $1.6 billion in periphery Eurozone industrials, at amortized cost.  Our large and diversified exposure requires a considerable allocation of resources. In order to maintain up-to-date knowledge of conditions, we use a number of tools and resources including news reports, rating agency commentary and reports, company reports, third party research, and academic and regulator commentary.   In addition, we regularly conduct teleconference and on-site interviews with executives of companies in which we have invested in Europe, rating agency analysts and Euro area regulatory officials to assist us in the monitoring and evaluation of conditions in the Euro area.

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

Additionally, on a regular basis, we perform a general stress test of our entire investment portfolio based on the recurrence of conditions similar to those experienced in 2008 or other stressed conditions, for example interest rate shocks.  These conditions incorporate several events, including default of one or more of the Euro area sovereign credits, strengthening of the yen, recession in Japan, Europe and the United States, and a general contraction in available credit.  The test contemplates both direct and indirect exposures.  The results assist us in identifying those credits more likely to experience a serious credit event in the coming quarters and possibly implementing risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. As mentioned above, the majority of our holdings are structured as privately issued securities and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

In addition, several of our fixed income investments issued by periphery European sub-sovereigns and periphery Eurozone domiciled utilities contain covenants that enable us to seek an early redemption of our security.  The covenants contained in these instruments vary from put options that vest should the issuer be downgraded to below investment grade by a rating agency, obligations to maintain leverage below a certain level, obligations to maintain interest coverage ratios above a certain level or a combination of the above.  On an amortized cost basis, as of June 30, 2012, we had $1.3 billion in securities issued by periphery sub-sovereigns and corporates containing below-investment-grade put options, of which $397 million were issued by sub-sovereign entities and $933 million were issued by corporate and utility companies.  As of June 30, 2012, we had $845 million in securities issued by periphery corporate and utility companies that contained a leverage covenant, an interest coverage covenant, or a combination of both.

Derisking

During 2011 and continuing into the first and second quarters of 2012, we pursued strategic investment activities to lower the risk profile of our investment portfolio. Our primary focus during the first half of 2012 was on reducing our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. As a result of our investment derisking activities in 2011 and the first half of 2012, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries comprised 5.9% of total investments and cash, declining to 1.8% by the end of the second quarter of 2012. At the start of 2008, investments in perpetual securities comprised 14.7% of total investments and cash, declining to 4.9% by the end of the second quarter of 2012. As a result of these derisking activities, we have no direct sovereign or financial investment exposure to Greece or Portugal, and we have only senior indebtedness in Ireland.
Securities by Type of Issuance
We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$54,554	$57,958	$45,475	$48,163
Perpetual securities	169	172	195	178
Equity securities	12	13	13	15
Total publicly issued	54,735	58,143	45,683	48,356
Privately issued securities:
Fixed maturities	44,820	44,363	46,890	45,792
Perpetual securities	5,113	4,560	6,702	6,261
Equity securities	9	10	9	10
Total privately issued	49,942	48,933	53,601	52,063
Total investment securities	$104,677	$107,076	$99,284	$100,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2012	December 31, 2011
Privately issued securities as a percentage of total debt and perpetual securities	47.7%	54.0%
Privately issued securities held by Aflac Japan	$46,943	$50,819
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	44.9%	51.2%

Reverse-Dual Currency Securities (1)

(Amortized cost, in millions)	June 30, 2012	December 31, 2011
Privately issued reverse-dual currency securities	$11,322	$12,655
Publicly issued collateral structured as reverse-dual currency securities	2,908	2,958
Total reverse-dual currency securities	$14,230	$15,613
Reverse-dual currency securities as a percentage of total debt and perpetual securities	13.6%	15.7%
(1) Principal payments in yen and interest payments in dollars
The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the allocation of new investments to JGBs during the first six months of 2012.
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
Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.

Below-Investment-Grade Securities(1)(2)

	June 30, 2012				December 31, 2011
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corp. Ltd.	$870	$816	$745	$(71)	$888	$847	$805	$(42)
Republic of Tunisia	807	806	798	(8)	823	823	877	54
Investcorp Capital Limited	517	516	426	(90)	526	526	441	(85)
Commerzbank AG (includes Dresdner Bank)	504	325	366	41	*	*	*	*
Lloyds Banking Group PLC	408	362	373	11	408	360	312	(48)
Junta de Andalucia(3)	397	397	373	(24)	*	*	*	*
UPM-Kymmene	391	391	256	(135)	399	399	235	(164)
UniCredit Bank AG (HVB Funding Trust I, III, & VI)	368	368	230	(138)	*	*	*	*
CSAV (Tollo Shipping Co. S.A.)	303	127	131	4	309	130	130	0
Bank of Ireland	252	252	139	(113)	257	257	140	(117)
Swedbank AB (4)	240	181	148	(33)	180	139	106	(33)
Generalitat de Catalunya (3)	227	83	83	0	*	*	*	*
Tokyo Electric Power Co., Inc.	217	219	217	(2)	232	235	211	(24)
Bankia SA (Bancaja Emisiones SA Unipersonal)	189	70	70	0	*	*	*	*
Energias de Portugal SA (EDP)	179	177	146	(31)	*	*	*	*
IKB Deutsche Industriebank AG	164	86	98	12	167	87	87	0
Redes Energeticas Nacionais SGPS, S.A. (REN)	126	126	103	(23)	129	129	105	(24)
Finance For Danish Industry (FIH)	126	98	105	7	129	100	100	0
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas) (4)	0	0	0	0	579	190	190	0
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5) (4)	0	0	0	0	450	424	253	(171)
Ford Motor Credit Company	*	*	*	*	386	386	388	2
Bawag Capital Finance Jersey(4)	0	0	0	0	180	77	77	0
Hypo Vorarlberg Capital Finance(4)	0	0	0	0	141	83	86	3
Nextera Energy Inc. (FPL Marcus Hook, White Pine Hydro)	65	65	61	(4)	40	40	44	4
Barclays Bank PLC (4)	65	48	50	2	*	*	*	*
Sparebanken Vest (4)	60	60	55	(5)	60	60	59	(1)
Other Issuers (below $50 million in par value) (5)	368	364	351	(13)	408	378	339	(39)
Total	$6,843	$5,937	$5,324	$(613)	$6,691	$5,670	$4,985	$(685)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2)See the Market Risks of Financial Instruments - Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective March 31, 2012
(3) Deemed by the Company to be below investment grade
(4) Perpetual security
(5) Includes 15 issuers in 2012 and 17 issuers in 2011

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of June 30, 2012, our investments in this program totaled $299 million at amortized cost.
Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 5.7% of total debt and perpetual securities at June 30, 2012 and December 31, 2011, at amortized cost. Debt and perpetual securities classified as below investment grade at June 30, 2012 and December 31, 2011 were generally reported as available for sale and carried at fair value.
Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade.  In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $5.5 billion as of June 30, 2012, and $2.7 billion as of December 31, 2011, and represented 5% of total debt and perpetual securities, at amortized cost, at June 30, 2012, and 3% at December 31, 2011. The 10 largest split-rated securities as of June 30, 2012, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp. Ltd.	$816	Below Investment Grade
Republic of Tunisia	806	Below Investment Grade
SLM Corp.	408	Investment Grade
Ford Motor Credit Company	378	Investment Grade
UniCredit Bank AG (HVB Funding Trust I, III & VI)	368	Below Investment Grade
Commerzbank AG (includes Dresdner Bank)	325	Below Investment Grade
Societe Generale (1)	315	Investment Grade
Credit Suisse Group Capital (1)(2)	296	Investment Grade
BBVA Subordinated Capital	252	Investment Grade
Bank of Ireland	252	Below Investment Grade
(1) Perpetual security
(2) Downgraded to below investment grade and redeemed in July 2012
Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2012.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$46,016	$48,901	45.7%	$3,956	$1,071
Below-investment-grade securities	6,227	5,612	5.2	124	739
Held-to-maturity securities:
Investment-grade securities	52,413	52,540	49.1	1,372	1,245
Total	$104,656	$107,053	100.0%	$5,452	$3,055

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2012.

Aging of Unrealized Losses

	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$10,933	$1,071	$2,343	$55	$1,143	$121	$7,447	$895
Below- investment-grade securities	3,858	739	1,007	93	440	66	2,411	580
Held-to-maturity securities:
Investment-grade securities	14,881	1,245	2,165	24	1,664	80	11,052	1,141
Total	$29,672	$3,055	$5,515	$172	$3,247	$267	$20,910	$2,616
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2012.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$10,933	$1,071	$8,812	$559	$2,121	$512	$0	$0
Below- investment-grade securities	3,858	739	2,163	202	1,695	537	0	0
Held-to-maturity securities:
Investment-grade securities	14,881	1,245	14,250	967	379	133	252	145
Total	$29,672	$3,055	$25,225	$1,728	$4,195	$1,182	$252	$145

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2012.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
BBVA Subordinated Capital	BBB	$252	$107	$(145)
UniCredit SpA (includes UniCredit Bank AG and UniCredit Bank Austria AG)	BB	379	242	(137)
SLM Corp.	BBB	408	272	(136)
UPM-Kymmene	BB	391	256	(135)
Bank of Ireland	BB	252	139	(113)
Credit Suisse Group (1)(2)	BBB	485	393	(92)
Investcorp Capital Limited	BB	516	426	(90)
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings N.V.)	A	568	489	(79)
AXA(1)	BBB	392	315	(77)
Nordea Bank AB(1)	BBB	424	350	(74)
(1) Perpetual security
(2) Redeemed in July 2012 at an approximate realized pretax loss of $25 million
Declines in fair value noted above were impacted by changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. See the Market Risks of Financial Instruments - Credit Risk subsection of this MD&A for a discussion of unrealized losses related to Ireland, and see the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.
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
Due to our reliance on third-party pricing services to provide valuations on 52% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio (for disclosure purposes), we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) reports for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.
See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our available-for-sale and held-to-maturity securities as of June 30, 2012.
Cash and cash equivalents totaled $2.1 billion, or 1.9% of total investments and cash, as of June 30, 2012, compared with $2.2 billion, or 2.2%, at December 31, 2011. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2012	December 31, 2011	% Change
Aflac Japan	$7,191	$7,102	1.2%	(1)
Aflac U.S.	2,770	2,687	3.1
Total	$9,961	$9,789	1.8%
(1)Aflac Japan’s deferred policy acquisition costs increased 3.3% in yen during the six months ended June 30, 2012.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements subsection of this MD&A for a discussion of changes to the accounting policy for DAC effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2012	December 31, 2011	% Change
Aflac Japan	$91,091	$86,522	5.3%	(1)
Aflac U.S.	8,320	8,069	3.1
Other	2	2.0
Total	$99,413	$94,593	5.1%
(1) Aflac Japan’s policy liabilities increased 7.4% in yen during the six months ended June 30, 2012.
Notes Payable
Notes payable totaled $3.7 billion at June 30, 2012, compared with $3.3 billion at December 31, 2011. In February 2012, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. In June 2012, we redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of our Samurai notes upon their maturity. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 22.4% as of June 30, 2012, compared with 21.0% as of December 31, 2011. Subsequent to the end of the second quarter, in July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original series of senior notes that were issued in February 2012 and mature in February 2017. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings. We estimate that if our yen-denominated liabilities exceeded our investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2012 and 2011, respectively.
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
The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2012	December 31, 2011
Aflac Japan yen-denominated net assets	$4,494	$3,255
Parent Company yen-denominated net liabilities	(901)	(1,258)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$3,593	$1,997
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Cash Flow Hedges
We have freestanding derivative instruments that are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities. During 2011, we de-designated certain of the derivatives used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The $7 million after-tax gain recorded in accumulated other comprehensive income for these swaps is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial for the three- and six-month periods ended June 30, 2012. As of June 30, 2012, a couple of the freestanding foreign currency swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates still qualified for hedge accounting. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and six-month periods ended June 30, 2012 and 2011, respectively. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Arrangements

As of June 30, 2012, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2012	2011
Dividends declared or paid by Aflac	$0	$282
Management fees paid by Aflac	128	115
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.
The Parent Company also accesses debt security markets to provide additional sources of capital. In May 2012, we filed a shelf registration statement with the SEC that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement. As of June 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement.
Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at June 30, 2012. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2012	2011
Operating activities	$7,245	$4,378
Investing activities	(8,058)	(5,034)
Financing activities	725	(175)
Exchange effect on cash and cash equivalents	(31)	1
Net change in cash and cash equivalents	$(119)	$(830)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2012	2011
Aflac Japan	$6,968	$4,067
Aflac U.S. and other operations	277	311
Total	$7,245	$4,378
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2012	2011
Aflac Japan	$(7,794)	$(4,835)
Aflac U.S. and other operations	(264)	(199)
Total	$(8,058)	$(5,034)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or rebalance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the six-month periods ended June 30, 2012 and 2011.
Financing Activities
Consolidated cash provided by financing activities was $725 million in the first six months of 2012, compared with consolidated cash used by financing activities of $175 million for the same period of 2011.
Cash returned to shareholders through dividends and treasury stock purchases was $306 million during the six-month period ended June 30, 2012, compared with $482 million during the six-month period ended June 30, 2011. In February 2012, the Parent Company issued $400 million and $350 million of senior notes that are due in February 2017 and February 2022, respectively. We redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of Samurai notes in June 2012 using proceeds from this debt offering.
See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the 364-day senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in June 2012 in the amount of 50 billion yen. As of June 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement.
We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2012.

In July 2012, the Parent Company issued $250 million of senior notes which are an addition to the original series of senior notes issued in February 2012 that are due in February 2017.
The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2012	2011
Treasury stock purchases	$10	$222
Number of shares purchased:
Open market	0	4,100
Other	205	155
Total shares purchased	205	4,255

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2012	2011
Stock issued from treasury:
Cash financing	$11	$26
Noncash financing	35	23
Total stock issued from treasury	$46	$49
Number of shares issued	1,112	909
During the first six months of 2012, we did not repurchase any shares of our common stock as part of our share repurchase program. As of June 30, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.
Cash dividends paid to shareholders were $.33 per share in the second quarter of 2012, compared with $.30 per share in the second quarter of 2011. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2012	2011
Dividends paid in cash	$296	$260
Dividends through issuance of treasury shares	12	21
Total dividends to shareholders	$308	$281
In July 2012, the board of directors declared the third quarter cash dividend of $.33 per share. The dividend is payable on September 4, 2012, to shareholders of record at the close of business on August 15, 2012.
Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 560% and 600% as of June 30, 2012. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.
In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. Aflac Japan's solvency margin ratio, most recently reported as of March 31, 2012, was 609.6% under the new calculation method, which significantly exceeded regulatory minimums. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the low interest rate environment and the sensitivity of the solvency margin ratio to interest rate changes, we have recently taken actions to improve our solvency margin, including entering into surplus relief reinsurance contracts and increasing our allocation of JGBs classified as held to maturity. As previously discussed, we entered into a 364-day senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.
Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions)	2012	2011
Aflac Japan management fees paid to Parent Company	$14	$13
Expenses allocated to Aflac Japan	30	20
In July 2012, Aflac Japan remitted profits to Aflac U.S. of 37 billion yen, consisting of cash (16.4 billion yen, or $209 million) and dollar-denominated available-for-sale fixed-maturity securities ($209 million at amortized cost and $258 million at fair value as of June 30, 2012). We anticipate that there will not be any further profit remittances from Aflac Japan during the remainder of 2012.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the new and revised internal controls related to the implementation of our SAP® worldwide financial reporting system in April 2012. Our management believes that the implementation of this system has improved and enhanced our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2012, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	628		$45.04	0	24,370,254
May 1 - May 31	0		0.00	0	24,370,254
June - June 30	4,782		38.69	0	24,370,254
Total	5,410	(2)	$39.42	0	24,370,254	(1)
(1)The total remaining shares available for purchase at June 30, 2012, consisted of 24,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the second quarter of 2012, 5,410 shares were purchased in connection with income tax withholding obligations related
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

4.8	-
Seventh Supplement Indenture, dated as of July 31, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated July 27, 2012, Exhibit 4.1 (File No. 001-07434).

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

10.7*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.8*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.9*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).

10.10*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.12*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.13*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.14*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.15*	-
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

10.24*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.25*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.26*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.27*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.28*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.29*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.30*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.31*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.32*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.34*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.35*	-
Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.36*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.37*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.39*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.40	-	Senior unsecured revolving credit facility agreement, dated June 28, 2012.
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 3, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 3, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 3, 2012, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 3, 2012	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 3, 2012	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer