Form 10-Q
period 2012-09-30
AFLAC INC
filed 2012-11-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 26, 2012
Common Stock, $.10 Par Value	468,906,913

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2012

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2012, and 2011, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2012, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 2, 2012

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2012	2011	2012	2011
Revenues:
Premiums, principally supplemental health insurance	$5,660	$5,210	$16,505	$15,037
Net investment income	869	843	2,597	2,422
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(97)	(166)	(643)	(1,100)
Sales and redemptions	288	307	358	49
Derivative and other gains (losses)	95	(224)	108	(279)
Total realized investment gains (losses)	286	(83)	(177)	(1,330)
Other income	32	17	64	63
Total revenues	6,847	5,987	18,989	16,192
Benefits and expenses:
Benefits and claims	3,932	3,517	11,341	10,049
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	281	264	838	775
Insurance commissions	442	438	1,309	1,287
Insurance expenses	595	579	1,745	1,678
Interest expense	67	52	186	143
Other operating expenses	50	45	147	131
Total acquisition and operating expenses	1,435	1,378	4,225	4,014
Total benefits and expenses	5,367	4,895	15,566	14,063
Earnings before income taxes	1,480	1,092	3,423	2,129
Income taxes	463	356	1,138	730
Net earnings	$1,017	$736	$2,285	$1,399
Net earnings per share:
Basic	$2.17	$1.58	$4.90	$3.00
Diluted	2.16	1.57	4.87	2.98
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	467,422	465,910	466,702	466,843
Diluted	469,721	467,793	468,951	469,919
Cash dividends per share	$.33	$.30	$.99	$.90
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2012	2011	2012	2011
Net earnings	$1,017	$736	$2,285	$1,399
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	76	(25)	8	(115)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,430	114	1,435	(22)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(213)	(173)	284	1,070
Unrealized gains (losses) on derivatives during period	2	0	(6)	(38)
Pension liability adjustment during period	(33)	(15)	(30)	(11)
Total other comprehensive income (loss) before income taxes	1,262	(99)	1,691	884
Income tax expense (benefit) related to items of other comprehensive income (loss)	347	(215)	569	86
Other comprehensive income (loss), net of income taxes	915	116	1,122	798
Total comprehensive income (loss)	$1,932	$852	$3,407	$2,197
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions - Unaudited)	September 30, 2012		December 31, 2011
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $47,302 in 2012 and $40,534 in 2011)	$50,238		$42,222
Fixed maturities - consolidated variable interest entities (amortized cost $5,348 in 2012 and $4,822 in 2011)	6,010		5,350
Perpetual securities (amortized cost $4,213 in 2012 and $5,365 in 2011)	4,132		5,149
Perpetual securities - consolidated variable interest entities (amortized cost $615 in 2012 and $1,532 in 2011)	587		1,290
Equity securities (cost $22 in 2012 and 2011)	24		25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $60,934 in 2012 and $45,817 in 2011)	59,732		46,366
Fixed maturities - consolidated variable interest entities (fair value $323 in 2012 and $566 in 2011)	322		643
Other investments	185		168
Cash and cash equivalents	2,985		2,249
Total investments and cash	124,215		103,462
Receivables	1,005		680
Accrued investment income	793		802
Deferred policy acquisition costs	10,283		9,789
Property and equipment, at cost less accumulated depreciation	625		617
Other	919	(1)	887	(1)
Total assets	$137,840		$116,237
(1) Includes $351 in 2012 and $375 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts - Unaudited)	September 30, 2012		December 31, 2011
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$83,065		$79,278
Unpaid policy claims	4,267		3,981
Unearned premiums	2,315		1,704
Other policyholders’ funds	15,681		9,630
Total policy liabilities	105,328		94,593
Income taxes	3,263		2,308
Payables for return of cash collateral on loaned securities	6,591		838
Notes payable	4,401		3,285
Other	2,272	(2)	2,267	(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	121,855		103,291
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2012 and 2011; issued 664,796 shares in 2012 and 663,639 shares in 2011	66		66
Additional paid-in capital	1,473		1,408
Retained earnings	16,969		15,148
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	1,011		984
Unrealized gains (losses) on investment securities	2,260		1,143
Unrealized gains (losses) on derivatives	5		9
Pension liability adjustment	(189)		(171)
Treasury stock, at average cost	(5,610)		(5,641)
Total shareholders’ equity	15,985		12,946
Total liabilities and shareholders’ equity	$137,840		$116,237
(2) Includes $436 in 2012 and $531 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2012	2011
Common stock:
Balance, beginning of period	$66	$66
Balance, end of period	66	66
Additional paid-in capital:
Balance, beginning of period	1,408	1,320
Exercise of stock options	19	17
Share-based compensation	25	27
Gain (loss) on treasury stock reissued	21	24
Balance, end of period	1,473	1,388
Retained earnings:
Balance, beginning of period	15,148	13,787
Net earnings	2,285	1,399
Dividends to shareholders	(464)	(421)
Balance, end of period	16,969	14,765
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,965	753
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	27	160
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Change in unrealized gains (losses) on investment securities not other- than-temporarily impaired, net of income taxes	1,117	666
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	0	3
Unrealized gains (losses) on derivatives during period, net of income taxes	(4)	(25)
Pension liability adjustment during period, net of income taxes	(18)	(7)
Balance, end of period	3,087	1,550
Treasury stock:
Balance, beginning of period	(5,641)	(5,386)
Purchases of treasury stock	(13)	(268)
Cost of shares issued	44	41
Balance, end of period	(5,610)	(5,613)
Total shareholders’ equity	$15,985	$12,156
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2012	2011
Cash flows from operating activities:
Net earnings	$2,285	$1,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	4,628	1,832
Increase in deferred policy acquisition costs	(481)	(320)
Increase in policy liabilities	4,537	3,259
Change in income tax liabilities	385	60
Realized investment (gains) losses	177	1,330
Other, net	(80)	(74)
Net cash provided (used) by operating activities	11,451	7,486
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	5,376	6,878
Fixed maturities matured or called	1,616	1,373
Perpetual securities sold	1,389	230
Perpetual securities matured or called	378	62
Securities held to maturity:
Fixed maturities matured or called	1,579	710
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(12,815)	(6,361)
Securities held to maturity:
Fixed maturities acquired	(15,629)	(11,307)
Cash received as collateral on loaned securities, net	5,752	667
Other, net	(145)	(31)
Net cash provided (used) by investing activities	(12,499)	(7,779)
Cash flows from financing activities:
Purchases of treasury stock	(13)	(268)
Proceeds from borrowings	1,456	624
Principal payments under debt obligations	(340)	(462)
Dividends paid to shareholders	(445)	(404)
Change in investment-type contracts, net	1,095	472
Treasury stock reissued	19	18
Other, net	9	5
Net cash provided (used) by financing activities	1,781	(15)
Effect of exchange rate changes on cash and cash equivalents	3	49
Net change in cash and cash equivalents	736	(259)
Cash and cash equivalents, beginning of period	2,249	2,121
Cash and cash equivalents, end of period	$2,985	$1,862
Supplemental disclosures of cash flow information:
Income taxes paid	$527	$690
Interest paid	173	88
Impairment losses included in realized investment losses	643	1,100
Noncash financing activities:
Capitalized lease obligations	3	4
Treasury stock issued for:
Associate stock bonus	24	27
Shareholder dividend reinvestment	19	17
Share-based compensation grants	3	2
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 78% and 75% of the Company's total revenues in the nine-month periods ended September 30, 2012, and 2011, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 88% at September 30, 2012, and 87% at December 31, 2011.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2012, and December 31, 2011, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2012, and 2011, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2012, and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2011.

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

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $86 million during the three-month period ended September 30, 2012, and a tax benefit of $186 million during the three-month period ended September 30, 2011, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 34.4% and 29.2% in the three-month periods ended September 30, 2012 and 2011, respectively. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $25 million during the nine-month period ended September 30, 2012, and a tax benefit of $236 million during the nine-month period ended September 30, 2011, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 35.2% and 36.5% in the nine-month periods ended September 30, 2012 and 2011, respectively.

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

Accounting Pronouncements Pending Adoption

Disclosures about offsetting assets and liabilities: In November 2011, the FASB issued guidance to amend the disclosure requirements about offsetting assets and liabilities. The new guidance essentially clarifies the FASB's intent concerning the application of existing offsetting disclosure requirements. Entities will be required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and activities that are subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The objective of this disclosure is to converge U.S. GAAP and international accounting standards. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective disclosures for all comparative periods presented.  The adoption of this guidance will impact our financial statement disclosures, but it will not affect our financial position or results of operations.

    Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

2.  BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. Operating business segments that are not individually reportable and business activities not included in Aflac Japan or Aflac U.S. are included in the "Other business segments" category.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Revenues:
Aflac Japan:
Earned premiums	$4,405	$4,018	$12,769	$11,490
Net investment income	713	695	2,134	1,980
Other income	22	7	38	33
Total Aflac Japan	5,140	4,720	14,941	13,503
Aflac U.S.:
Earned premiums	1,254	1,192	3,736	3,547
Net investment income	153	147	457	439
Other income	5	3	10	8
Total Aflac U.S.	1,412	1,342	4,203	3,994
Other business segments	10	13	40	40
Total business segment revenues	6,562	6,075	19,184	17,537
Realized investment gains (losses)	286	(83)	(177)	(1,330)
Corporate	65	62	197	183
Intercompany eliminations	(66)	(67)	(215)	(198)
Total revenues	$6,847	$5,987	$18,989	$16,192

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Pretax earnings:
Aflac Japan	$994	$1,019	$2,998	$2,918
Aflac U.S.	260	214	789	708
Other business segments	0	0	0	2
Total business segment pretax operating earnings	1,254	1,233	3,787	3,628
Interest expense, noninsurance operations	(45)	(44)	(134)	(126)
Corporate and eliminations	(15)	(14)	(53)	(43)
Pretax operating earnings	1,194	1,175	3,600	3,459
Realized investment gains (losses)	286	(83)	(177)	(1,330)
Total earnings before income taxes	$1,480	$1,092	$3,423	$2,129
Income taxes applicable to pretax operating earnings	$363	$405	$1,200	$1,196
Effect of foreign currency translation on operating earnings	2	45	28	144
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Assets were as follows:

(In millions)	September 30, 2012	December 31, 2011
Assets:
Aflac Japan	$120,712	$101,692
Aflac U.S.	15,785	13,942
Other business segments	144	160
Total business segment assets	136,641	115,794
Corporate	21,486	16,182
Intercompany eliminations	(20,287)	(15,739)
Total assets	$137,840	$116,237
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,059	$488	$6	$14,541
Mortgage- and asset-backed securities	853	51	1	903
Public utilities	4,026	107	142	3,991
Sovereign and supranational	2,050	53	109	1,994
Banks/financial institutions	4,473	194	369	4,298
Other corporate	6,307	214	256	6,265
Total yen-denominated	31,768	1,107	883	31,992
Dollar-denominated:
U.S. government and agencies	93	25	0	118
Municipalities	1,049	152	5	1,196
Mortgage- and asset-backed securities	235	67	0	302
Public utilities	3,620	699	3	4,316
Sovereign and supranational	476	121	4	593
Banks/financial institutions	3,526	476	17	3,985
Other corporate	11,883	1,902	39	13,746
Total dollar-denominated	20,882	3,442	68	24,256
Total fixed maturities	52,650	4,549	951	56,248
Perpetual securities:
Yen-denominated:
Banks/financial institutions	4,214	139	281	4,072
Other corporate	345	26	0	371
Dollar-denominated:
Banks/financial institutions	269	19	12	276
Total perpetual securities	4,828	184	293	4,719
Equity securities	22	4	2	24
Total securities available for sale	$57,500	$4,737	$1,246	$60,991

	September 30, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$34,792	$715	$6	$35,501
Municipalities	550	42	0	592
Mortgage- and asset-backed securities	109	5	0	114
Public utilities	5,494	328	66	5,756
Sovereign and supranational	3,712	230	79	3,863
Banks/financial institutions	10,425	272	399	10,298
Other corporate	4,972	239	78	5,133
Total yen-denominated	60,054	1,831	628	61,257
Total securities held to maturity	$60,054	$1,831	$628	$61,257

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,108	$670	$0	$11,778
Mortgage- and asset-backed securities	912	43	1	954
Public utilities	3,850	59	226	3,683
Sovereign and supranational	1,704	87	16	1,775
Banks/financial institutions	4,312	74	359	4,027
Other corporate	6,213	120	459	5,874
Total yen-denominated	28,099	1,053	1,061	28,091
Dollar-denominated:
U.S. government and agencies	31	4	0	35
Municipalities	1,060	107	8	1,159
Mortgage- and asset-backed securities	310	74	0	384
Public utilities	3,052	517	27	3,542
Sovereign and supranational	449	89	5	533
Banks/financial institutions	3,324	223	121	3,426
Other corporate	9,031	1,433	62	10,402
Total dollar-denominated	17,257	2,447	223	19,481
Total fixed maturities	45,356	3,500	1,284	47,572
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,217	155	604	5,768
Other corporate	344	17	0	361
Dollar-denominated:
Banks/financial institutions	336	3	29	310
Total perpetual securities	6,897	175	633	6,439
Equity securities	22	4	1	25
Total securities available for sale	$52,275	$3,679	$1,918	$54,036

	December 31, 2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,775	$297	$1	$19,071
Municipalities	553	35	4	584
Mortgage- and asset-backed securities	129	5	0	134
Public utilities	5,615	188	166	5,637
Sovereign and supranational	4,200	148	183	4,165
Banks/financial institutions	12,389	170	1,079	11,480
Other corporate	5,348	149	185	5,312
Total yen-denominated	47,009	992	1,618	46,383
Total securities held to maturity	$47,009	$992	$1,618	$46,383

The methods of determining the fair values of our investments in debt securities, perpetual securities and equity securities are described in Note 5.

During the third quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuer's creditworthiness. At the time of transfer, this security issued by BBVA Subordinated Capital, a financial institution domiciled in Spain, had an amortized cost of $206 million after we recognized an other-than-temporary impairment of $52 million in the third quarter of 2012. During the second quarter of 2012, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers' creditworthiness. At the time of transfer, the securities had an aggregate amortized cost of $842 million and an aggregate unrealized loss of $268 million. Included in this transfer were securities issued by UniCredit and Bankia SA, financial institutions, and Generalitat de Catalunya and Junta de Andalucia, regional governments in Spain. During the first quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuer's creditworthiness. At the time of transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million. This investment was issued by Energias de Portugal SA (EDP), an integrated electric utility domiciled in Portugal.

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

Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at September 30, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,812	$1,837	$53	$54
Due after one year through five years	2,519	2,645	336	373
Due after five years through 10 years	4,792	5,177	1,004	1,186
Due after 10 years	32,928	34,042	7,980	9,568
Mortgage- and asset-backed securities	1,044	1,148	44	56
Total fixed maturities available for sale	$43,095	$44,849	$9,417	$11,237
Held to maturity:
Due in one year or less	$6,575	$6,580	$0	$0
Due after one year through five years	819	885	0	0
Due after five years through 10 years	3,371	3,778	0	0
Due after 10 years	49,180	49,900	0	0
Mortgage- and asset-backed securities	109	114	0	0
Total fixed maturities held to maturity	$60,054	$61,257	$0	$0

At September 30, 2012, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $138 million at amortized cost and $162 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$322	$325	$0	$0
Due after one year through five years	1,251	1,304	5	5
Due after five years through 10 years	468	498	0	0
Due after 10 years	2,623	2,422	159	165
Total perpetual securities available for sale	$4,664	$4,549	$164	$170

Investment Concentrations

Our investment process begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further determine the appropriateness of the investment considering portfolio management needs, asset/liability requirements, portfolio diversification, and expected income.

Banks and Financial Institutions

After Japanese government bonds (JGBs), our second largest investment concentration as of September 30, 2012, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, our credit risk by geographic region or country of issuer at September 30, 2012, based on amortized cost, was: Europe, excluding the United Kingdom (33%); United States (23%); United Kingdom (8%); Japan (8%); and other (28%).

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2012		December 31, 2011
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$18,424	15%	$20,025	20%
Fair value	18,581	15	18,933	19
Perpetual securities:
Upper Tier II:
Amortized cost	$3,189	3%	$4,285	5%
Fair value	3,165	3	4,244	4
Tier I:
Amortized cost	1,294	1	2,268	2
Fair value	1,183	1	1,834	2
Total:
Amortized cost	$22,907	19%	$26,578	27%
Fair value	22,929	19	25,011	25

Derisking

During the three- and nine-month periods ended September 30, 2012, we continued our efforts of pursuing strategic investment activities to lower the risk profile of our investment portfolio. During the first nine months of 2012, we have reduced our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$313	$354	$346	$458
Gross losses from sales	(1)	(56)	(37)	(375)
Net gains (losses) from redemptions	0	9	2	15
Other-than-temporary impairment losses	(70)	(44)	(400)	(793)
Held to maturity:
Net gains (losses) from redemptions	0	0	3	0
Total fixed maturities	242	263	(86)	(695)
Perpetual securities:
Available for sale:
Gross gains from sales	12	0	82	54
Gross losses from sales	(36)	0	(98)	(109)
Net gains (losses) from redemptions	0	0	60	0
Other-than-temporary impairment losses	(27)	(122)	(243)	(306)
Total perpetual securities	(51)	(122)	(199)	(361)
Equity securities:
Other-than-temporary impairment losses	0	0	0	(1)
Total equity securities	0	0	0	(1)
Derivatives and other:
Derivative gains (losses)	95	(224)	108	(291)
Other	0	0	0	18
Total derivatives and other	95	(224)	108	(273)
Total realized investment gains (losses)	$286	$(83)	$(177)	$(1,330)

During the three- and nine-month periods ended September 30, 2012, sales and redemptions of securities generated a net realized investment gain. This net gain from sales and redemptions primarily resulted from the sale of Japanese government bonds (JGBs) in a bond-swap program executed in the third quarter of 2012. Other gains in the nine-month period resulted from the redemption in the first quarter of 2012 of a previously impaired perpetual security and sales related to our plan to reduce the risk exposure in our investment portfolio (see the Investment Concentrations section above for more information).

During the three- and nine-month periods ended September 30, 2011, we recognized realized investment losses from the sale of securities, primarily a result of a plan to reduce the risk exposure in our investment portfolio. The sales losses were more than offset by the investment gains generated in the third quarter of 2011 from the sale of U.S. Treasury securities and JGBs.

Other-than-temporary Impairment

The fair value of our debt and perpetual security investments fluctuates based on changes in interest rates and credit spreads in the global financial markets. Credit spreads are most impacted by the general and specific credit environment and global market liquidity. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads have little bearing on whether our investment is ultimately recoverable. Generally, we consider such declines in fair value to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

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

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings may be subject to the risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and build capital. In addition to the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase our regulatory capital requirements. We consider these factors in our credit review process.

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, sales of securities to meet cash flow needs and decisions to reposition our security portfolio. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without selling any of our investments prior to their maturity. Recently, we have started to reposition our security portfolio in an effort to enhance diversification and our credit profile by reducing our risk exposure through opportunistic investment transactions.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012		2011		2012		2011
Perpetual securities	$27		$122		$243		$306
Corporate bonds	70		43		253		783
Mortgage- and asset-backed securities	0		1		3		9
Municipalities	0		0		0		1
Sovereign and supranational	0		0		144		0
Equity securities	0		0		0		1
Total other-than-temporary impairment losses realized	$97	(1)	$166	(2)	$643	(1)	$1,100	(2)
(1) Includes $70 and $365 for the three- and nine-month periods ended September 30, 2012, respectively, for credit-related impairments;
$0 and $251 for the three- and nine-month periods ended September 30, 2012, respectively, from change in intent to sell securities; and $27 for the three- and nine-month periods ended September 30, 2012 for impairments due to severity and duration of decline in fair value
(2) Consisted completely of credit-related impairments

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2012	December 31, 2011
Unrealized gains (losses) on securities available for sale	$3,491	$1,761
Unamortized unrealized gains on securities transferred to held to maturity	24	34
Deferred income taxes	(1,255)	(652)
Shareholders’ equity, unrealized gains (losses) on investment securities	$2,260	$1,143

Gross Unrealized Loss Aging
The following tables show the fair value and gross unrealized losses of our available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$7,617	$12	$7,617	$12	$0	$0
Municipalities:
Dollar-denominated	33	5	0	0	33	5
Mortgage- and asset- backed securities:
Dollar-denominated	10	0	10	0	0	0
Yen-denominated	152	1	0	0	152	1
Public utilities:
Dollar-denominated	185	3	145	2	40	1
Yen-denominated	4,030	208	642	24	3,388	184
Sovereign and supranational:
Dollar-denominated	37	4	6	0	31	4
Yen-denominated	1,796	188	913	104	883	84
Banks/financial institutions:
Dollar-denominated	304	17	99	1	205	16
Yen-denominated	6,408	768	189	5	6,219	763
Other corporate:
Dollar-denominated	1,334	39	1,225	24	109	15
Yen-denominated	4,652	334	765	7	3,887	327
Total fixed maturities	26,558	1,579	11,611	179	14,947	1,400
Perpetual securities:
Dollar-denominated	133	12	118	2	15	10
Yen-denominated	1,751	281	126	2	1,625	279
Total perpetual securities	1,884	293	244	4	1,640	289
Equity securities	8	2	5	1	3	1
Total	$28,450	$1,874	$11,860	$184	$16,590	$1,690

	December 31, 2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Japan government and agencies:
Yen-denominated	$940	$1	$859	$1	$81	$0
Municipalities:
Dollar-denominated	54	8	22	1	32	7
Yen-denominated	60	4	0	0	60	4
Mortgage- and asset- backed securities:
Yen-denominated	151	1	0	0	151	1
Public utilities:
Dollar-denominated	295	27	110	3	185	24
Yen-denominated	4,995	392	2,404	141	2,591	251
Sovereign and supranational:
Dollar-denominated	66	5	34	2	32	3
Yen-denominated	2,349	199	749	62	1,600	137
Banks/financial institutions:
Dollar-denominated	770	121	391	56	379	65
Yen-denominated	10,175	1,438	1,639	46	8,536	1,392
Other corporate:
Dollar-denominated	834	62	639	27	195	35
Yen-denominated	6,106	644	2,523	110	3,583	534
Total fixed maturities	26,795	2,902	9,370	449	17,425	2,453
Perpetual securities:
Dollar-denominated	217	29	109	4	108	25
Yen-denominated	2,290	604	630	69	1,660	535
Total perpetual securities	2,507	633	739	73	1,768	560
Equity securities	8	1	6	1	2	0
Total	$29,310	$3,536	$10,115	$523	$19,195	$3,013

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to changes in foreign exchange rates or the general widening of credit spreads rather than specific issuer credit-related events. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of September 30, 2012.

Public Utilities

As of September 30, 2012, 56% of the unrealized losses on investments in the public utilities sector was related to investments that were investment grade, compared with 77% at December 31, 2011. This decline is due to the total balance of unrealized losses on public utility investments improving as of September 30, 2012, while the unrealized losses on below-investment-grade investments has remained stable. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From those reviews, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the public utilities sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of September 30, 2012, 41% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 100% at December 31, 2011. This decline is due to a higher balance of unrealized losses on below-investment-grade sovereign and supranational investments as of September 30, 2012, primarily driven by the increase in the unrealized loss on our investment in a certain foreign central bank. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, gross domestic product growth projections, balance of payments, foreign currency reserves, and any other significant data related to the issuer. From those reviews, we evaluate the issuer's continued ability to service our investments. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Bank and Financial Institution Investments

Our efforts during 2011 and the three- and nine-month periods ended September 30, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in banks and financial institutions, with an emphasis on reducing our exposure to European financial institutions. The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed-maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position. The table also reflects the respective unrealized losses in this sector as a percentage of total unrealized losses in our investment portfolio.

	September 30, 2012		December 31, 2011
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	24%	42%	37%	44%
Perpetual securities:
Upper Tier II	4	7	4	6
Tier I	2	9	5	12
Total perpetual securities	6	16	9	18
Total	30%	58%	46%	62%

As of September 30, 2012, 70% of the $1.1 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, was related to investments that were investment grade, compared with 80% at December 31, 2011. Of the $8.6 billion in total investments, at fair value, in this sector in an unrealized loss position at September 30, 2012, only $1.0 billion, which had $325 million in unrealized losses, was below investment grade. Three issuers of investments comprised nearly 98% of the $325 million unrealized loss.

We conduct our own independent credit analysis for investments in the bank and financial institution sector. Our assessment includes analysis of financial statements and other available financial data, timeliness of payment, competitive environment, and any other significant data related to the issuers as well as consultation with the issuers from time to time. Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector was caused by widening credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Other Corporate Investments

As of September 30, 2012, 63% of the unrealized losses on investments in the other corporate sector was related to investments that were investment grade, compared with 73% at December 31, 2011. This decline is due to the overall improvement in the balance of unrealized losses, primarily on investment-grade securities, as of September 30, 2012. For any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment. We have determined that the majority of the unrealized losses on the investments in the other corporate sector was caused by widening credit spreads. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Perpetual Securities

As of September 30, 2012, 99% of the unrealized losses on investments in perpetual securities was related to investments that were investment grade, compared with 73% at December 31, 2011. This improvement is primarily a result of sales and the recognition of other-than-temporary impairments during the nine-month period ended September 30, 2012. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:
Perpetual Securities

		September 30, 2012			December 31, 2011
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$0	$0	$0	$196	$204	$8
	A	504	524	20	2,108	2,046	(62)
	BBB	2,317	2,263	(54)	1,791	1,804	13
	BB or lower	368	378	10	190	190	0
Total Upper Tier II		3,189	3,165	(24)	4,285	4,244	(41)
Tier I:
	A	60	59	(1)	0	0	0
	BBB	1,009	856	(153)	1,684	1,417	(267)
	BB or lower	225	268	43	584	417	(167)
Total Tier I		1,294	1,183	(111)	2,268	1,834	(434)
Other subordinated - non-banks	BBB	345	371	26	344	361	17
Total		$4,828	$4,719	$(109)	$6,897	$6,439	$(458)

An aspect of our efforts during 2011 and the three- and nine-month periods ended September 30, 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at September 30, 2012. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for certain Upper Tier II perpetual securities, which had a deferred coupon and were impaired during that quarter, and we recognized additional impairments on those securities in the third and fourth quarters of 2011. We collected the deferred coupon upon the sale of those securities as part of our derisking investment activities in the first quarter of 2012. Based on amortized cost as of September 30, 2012, the geographic breakdown of our perpetual securities by issuer was as follows: European countries, excluding the United Kingdom, (64%); the United Kingdom (11%); Japan (15%); and other (10%). To determine any credit-related declines in fair value, we perform a more focused review of the related issuer's credit ratings, financial statements and other available financial data, timeliness of payment, competitive environment and any other significant data related to the issuer. From that review, we evaluate the issuer's continued ability to service our investment.

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
Variable Interest Entities (VIEs)

The following table details our investments in VIEs.
Investments in Variable Interest Entities

	September 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
VIEs:
VIEs - consolidated	$6,285	$6,920	$6,997	$7,206
VIEs - not consolidated	13,340	13,976	13,753	13,714
Total VIEs	$19,625	$20,896	$20,750	$20,920

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

VIEs-Consolidated

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or credit default swaps (CDSs), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through unit trust structures that we began investing in during the second quarter of 2011, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

We are exposed to credit losses within any consolidated collateralized debt obligations (CDOs) that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. We currently own only senior mezzanine CDO tranches. Based on our statistical analysis models and the current subordination levels in our CDOs, each of these VIEs can sustain a reasonable number of defaults in the underlying reference entities in the CDSs with no loss to our investment.

VIEs-Not Consolidated

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 156 separate issuers with an average credit rating of BBB.

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

(In millions)	September 30, 2012	December 31, 2011
Security loans outstanding, fair value	$6,436	$812
Cash collateral on loaned securities	6,591	838

The balance of our security loans outstanding was higher at September 30, 2012, compared with that at December 31, 2011, due to a six-month securities lending program that began in the third quarter of 2012. For this particular securities lending program, we invested the cash collateral in JGBs with maturities that correspond with the termination of the program.

4.  DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and (3) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017 and February 2022 and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions.

Derivative Types

Interest rate swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to economically convert certain of our dollar-denominated principal and interest senior note and subordinated note obligations into yen-denominated obligations.

Foreign currency forwards with short-term maturities are executed for certain fixed-maturity security investments of our Aflac Japan segment in order to economically convert these dollar-denominated securities into yen. In these transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The foreign currency forwards are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes and the foreign currency forwards on certain fixed-maturity securities, therefore we are exposed to credit risk in the event of nonperformance by the other counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. The counterparties to all these swap agreements are financial institutions with the following credit ratings.

	September 30, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In millions)	of Swaps	of Swaps	of Swaps	of Swaps
Counterparty credit rating:
A	$(63)	$9,199	$(156)	$5,491
Total	$(63)	$9,199	$(156)	$5,491

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

September 30, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(147)	$0	$0	$0	$(147)	$0
	BB or lower	0	0	0	0	0	0	(235)	(82)	(235)	(82)
Total		$0	$0	$0	$0	$(147)	$0	$(235)	$(82)	$(382)	$(82)

December 31, 2011
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(146)	$(17)	$0	$0	$(146)	$(17)
	BB or lower	0	0	0	0	0	0	(235)	(113)	(235)	(113)
Total		$0	$0	$0	$0	$(146)	$(17)	$(235)	$(113)	$(381)	$(130)

Accounting for Derivative Financial Instruments
Freestanding derivatives are carried in our consolidated balance sheets either as assets within other assets or as liabilities within other liabilities at estimated fair value. See Note 5 for a discussion on how we determine the fair value of our derivatives. Accruals on derivatives are recorded in accrued investment income or within other liabilities in the consolidated balance sheets.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported within derivative and other gains(losses), which is a component of realized investment gains (losses). The fluctuations in estimated fair value of derivatives that have not been designated for hedge accounting can result in volatility in net earnings.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. At the inception of the hedging relationship, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We document the designation of each hedge as either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the estimated fair value of a recognized asset or liability ("fair value hedge"); or (iii) a hedge of a net investment in a foreign operation. The documentation process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or groups of assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge's inception and on an ongoing quarterly basis, we also formally assess whether the derivatives that are used in hedging transactions have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is assessed using qualitative and quantitative methods.
For assessing hedge effectiveness of cash flow hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.” For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings within derivative and other gains (losses). All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.
For assessing hedge effectiveness of fair value hedges, qualitative methods review the terms of the hedged item and hedging instrument to ensure the hedge is highly effective at offsetting the designated risk, and quantitative methods include regression or other statistical analysis of changes in the hedging instrument and the hedged item for the risk being hedged. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses).
For the hedge of our net investment in Aflac Japan, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments. If the total of the designated Parent Company yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our net investment in Aflac Japan, the foreign exchange effect on the portion of the Parent Company yen-denominated liabilities that exceeds our net investment in Aflac Japan would be recognized in current earnings within other income.
Discontinuance of Hedge Accounting
We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
When hedge accounting is discontinued on a cash flow hedge or fair value hedge, the derivative is carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in current period earnings. For discontinued cash flow hedges, including those where the derivative is sold, terminated or exercised, amounts previously deferred in other comprehensive income are reclassified into earnings when earnings are impacted by the cash flow of the hedged item.

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

	September 30, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	30	30	0
Total cash flow hedges	146	30	30	0
Fair value hedges:
Foreign currency forwards	2,502	17	17	0
Total fair value hedges	2,502	17	17	0
Non-qualifying strategies:
Interest rate swaps	382	34	39	(5)
Foreign currency swaps	5,787	(62)	298	(360)
Credit default swaps	382	(82)	0	(82)
Total non-qualifying strategies	6,551	(110)	337	(447)
Total derivatives	$9,199	$(63)	$384	$(447)
Balance Sheet Location
Other assets	$5,281	$384	$384	$0
Other liabilities	3,918	(447)	0	(447)
Total derivatives	$9,199	$(63)	$384	$(447)

	December 31, 2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	36	36	0
Total cash flow hedges	146	36	36	0
Non-qualifying strategies:
Interest rate swaps	381	30	34	(4)
Foreign currency swaps	4,583	(92)	305	(397)
Credit default swaps	381	(130)	0	(130)
Total non-qualifying strategies	5,345	(192)	339	(531)
Total derivatives	$5,491	$(156)	$375	$(531)
Balance Sheet Location
Other assets	$1,794	$375	$375	$0
Other liabilities	3,697	(531)	0	(531)
Total derivatives	$5,491	$(156)	$375	$(531)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 13 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).

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
The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges.
Derivatives in Cash Flow Hedging Relationships

(In millions)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Derivative Gains (Losses) Recognized in Income (Ineffective Portion)
Three Months Ended September 30, 2012:
Interest rate swaps	$0	$0
Foreign currency swaps	2	0
Total	$2	$0

Nine Months Ended September 30, 2012:
Interest rate swaps	$0	$0
Foreign currency swaps	(6)	0
Total	$(6)	$0

Three Months Ended September 30, 2011:
Interest rate swaps	$1	$0
Foreign currency swaps	(1)	0
Total	$0	$0

Nine Months Ended September 30, 2011:
Interest rate swaps	$2	$0
Foreign currency swaps	(40)	(2)
Total	$(38)	$(2)

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for these swaps that are no longer eligible for hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in the three- and nine-month periods ended September 30, 2012. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the three- and nine-month periods ended September 30, 2012 and 2011. As of September 30, 2012, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.
Fair Value Hedges
We designate and account for foreign currency forwards as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards hedge the foreign currency exposure of certain dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness.
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Derivatives in Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Foreign Currency Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three and Nine Months Ended September 30, 2012:(1)
Foreign currency forwards	Fixed-maturity securities	$17	$(3)	$20	$(20)	$0
(1) Fair value hedging program began in September 2012; therefore, the three- and nine-month results are the same

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

Second, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2012, and 2011, respectively.

Non-Derivative Hedging Instruments in
Net Investment Hedging Relationships

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Non-derivative hedging instruments	$(21)	$(65)	$(4)	$(75)

There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge during the three- and nine-month periods ended September 30, 2012 and 2011, respectively.
Non-qualifying Strategies
For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within derivative and other gains (losses). The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed income or perpetual securities associated with these swaps is recorded through other comprehensive income.
We have cross-currency interest rate swap agreements related to $400 million of senior notes due February 2017, and our $350 million senior notes due February 2022 (see Note 6). The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into these cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.
We also have cross-currency interest rate swap agreements related to our $450 million subordinated debentures due September 2052 (see Note 6). The notional amounts of the swaps matches the principal amount of the subordinated debentures, but the swaps will mature in September 2017. We entered into cross-currency interest rate swaps to convert the dollar-denominated principal and interest on the subordinated debentures we issued into yen-denominated obligations. By entering into these cross-currency swaps, we economically converted our $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. Subsequent to the end of the third quarter, in October 2012, we issued an additional $50 million of these subordinated debentures (see Note 6) and entered into another cross-currency interest rate swap that will mature in September 2017. By entering into this swap, we economically converted this $50 million liability into a 3.9 billion yen liability and reduced the interest rate from 5.50% in dollars to 4.42% in yen.
The following table presents the gain or loss recognized in income on non-qualifying strategies.
Non-qualifying Strategies
Gain (Loss) Recognized within Derivative Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest rate swaps	$7	$(78)	$4	$(79)
Foreign currency swaps	66	(72)	59	(98)
Credit default swaps	25	(74)	48	(112)
Total	$98	$(224)	$111	$(289)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

5.  FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2012		December 31, 2011
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$109,970	$111,172	$88,588	$88,039
Fixed-maturity securities - consolidated variable interest entities	6,332	6,333	5,993	5,916
Perpetual securities	4,132	4,132	5,149	5,149
Perpetual securities - consolidated variable interest entities	587	587	1,290	1,290
Equity securities	24	24	25	25
Derivatives	384	384	375	375
Liabilities:
Notes payable (excluding capitalized leases)	4,391	5,014	3,275	3,536
Derivatives	447	447	531	531
Obligation to Japanese policyholder protection corporation	26	26	71	71

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

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that comprises investments in active markets. The index provides a broad-based measure of the global fixed-income bond market. This index covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities.

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

The fair values of our publicly issued notes payable were obtained from a limited number of independent brokers, and the fair values of our yen-denominated loans approximate their carrying values. The fair value of the obligation to the Japanese policyholder protection corporation is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation.

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

	September 30, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$13,845	$814	$0	$14,659
Municipalities	0	1,196	0	1,196
Mortgage- and asset-backed securities	0	820	385	1,205
Public utilities	0	7,858	449	8,307
Sovereign and supranational	0	2,127	460	2,587
Banks/financial institutions	0	6,860	1,423	8,283
Other corporate	0	18,938	1,073	20,011
Total fixed maturities	13,845	38,613	3,790	56,248
Perpetual securities:
Banks/financial institutions	0	3,978	370	4,348
Other corporate	0	371	0	371
Total perpetual securities	0	4,349	370	4,719
Equity securities	13	7	4	24
Other assets:
Interest rate swaps	0	0	39	39
Foreign currency swaps	0	16	312	328
Foreign currency forwards	0	17	0	17
Total other assets	0	33	351	384
Cash and cash equivalents	2,985	0	0	2,985
Total assets	$16,843	$43,002	$4,515	$64,360
Liabilities:
Interest rate swaps	$0	$0	$5	$5
Foreign currency swaps	0	11	349	360
Credit default swaps	0	0	82	82
Total liabilities	$0	$11	$436	$447

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,092	$721	$0	$11,813
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	944	394	1,338
Public utilities	0	6,803	422	7,225
Sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions	0	6,379	1,074	7,453
Other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions	0	5,552	526	6,078
Other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	34	34
Foreign currency swaps	0	0	341	341
Total other assets	0	0	375	375
Cash and cash equivalents	2,249	0	0	2,249
Total assets	$13,356	$38,970	$4,334	$56,660
Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	0	397	397
Credit default swaps	0	0	130	130
Total liabilities	$0	$0	$531	$531

The following tables present the fair values categorized by hierarchy levels for the Company's assets and liabilities that are carried at cost or amortized cost and for which fair value is disclosed.

	September 30, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$35,501	$0	$0	$35,501
Municipalities	0	592	0	592
Mortgage- and asset-backed securities	0	35	79	114
Public utilities	0	5,756	0	5,756
Sovereign and supranational	0	3,863	0	3,863
Banks/financial institutions	0	10,298	0	10,298
Other corporate	0	5,133	0	5,133
Total assets	$35,501	$25,677	$79	$61,257
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$5,014	$5,014
Obligation to Japanese policyholder protection corporation	0	0	26	26
Total liabilities	$0	$0	$5,040	$5,040

	December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$19,071	$0	$0	$19,071
Municipalities	0	584	0	584
Mortgage- and asset-backed securities	0	39	95	134
Public utilities	0	5,637	0	5,637
Sovereign and supranational	0	4,165	0	4,165
Banks/financial institutions	0	11,480	0	11,480
Other corporate	0	5,312	0	5,312
Total assets	$19,071	$27,217	$95	$46,383
Liabilities:
Notes payable (excluding capital leases)	$0	$0	$3,536	$3,536
Obligation to Japanese policyholder protection corporation	0	0	71	71
Total liabilities	$0	$0	$3,607	$3,607

As of September 30, 2012, approximately 55% of the fair value, or 77% of the number of holdings, of our available-for-sale fixed income and perpetual investments classified as Level 2 and 3% of the fair value, or 7% of the number of holdings, of our held-to-maturity fixed income investments classified as Level 2 were valued by obtaining quoted market prices from our investment custodian. The custodian obtains price quotes from various third party pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investments in inactive markets, or other observable market data where available. The fair value of approximately 39% of our Level 2 available-for-sale fixed income and perpetual investments, or 9% of the number of Level 2 available-for-sale holdings, and 94% of our Level 2 held-to-maturity fixed income investments, or 83% of the number of Level 2 held-to-maturity holdings, were determined using our DCF pricing model. The significant valuation inputs to the DCF model are obtained from, or corroborated by, observable market sources from both active and inactive markets. For the remaining 6% of Level 2 available-for-sale investment valuations, or 14% of the number of Level 2 available-for-sale holdings, and the remaining 3% of Level 2 held-to-maturity investment valuations, or 10% of the number of Level 2 held-to-maturity holdings, that were not provided by our custodian and were not priced using the DCF pricing model, we obtain quotes from other pricing services that estimate fair values based on observable market transactions for similar investments in active markets, market transactions for the same investment in inactive markets, or other observable market data where available.

Due to our reliance on third-party pricing services to provide valuations on 55% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio, we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) reports for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.

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

The fair values of the foreign currency swaps associated with our senior and subordinated notes and the fair values of the foreign currency forwards associated with certain fixed-maturity securities are based on the amounts we would expect to receive or pay to terminate the swaps. The determination of the fair value of the swaps is based on observable market inputs, therefore they are classified as Level 2.

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

The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. For Level 3 securities that are investment grade, we estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. For Level 3 investments that are below-investment-grade securities or private placements, we consider a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2012
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions		Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$379	$418	$436	$1,114		$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Realized investment gains (losses) included in earnings	0	0	0	0		0	(27)	0	7	76	25	81
Unrealized gains (losses) included in other comprehensive income (loss)	11	31	24	103		42	90	0	0	2	0	303
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0		0	0	0	0	0	0	0
Issuances	0	0	0	0		0	0	0	0	0	0	0
Sales	0	0	0	0		0	0	0	0	0	0	0
Settlements	(5)	0	0	0		0	0	0	0	(2)	0	(7)
Transfers into Level 3	0	0	0	206	(2)	0	0	0	0	0	0	206
Transfers out of Level 3	0	0	0	0		0	0	0	0	0	0	0
Balance, end of period	$385	$449	$460	$1,423		$1,073	$370	$4	$34	$(37)	$(82)	$4,079
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0		$0	$(27)	$0	$7	$76	$25	$81
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price

Three Months Ended September 30, 2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$257	$0	$4	$0	$398	$0	$0	$4	$0	$164	$(253)	$574
Realized investment gains (losses) included in earnings	(1)	0	(1)	0	0	0	0	0	0	(138)	(75)	(215)
Unrealized gains (losses) included in other comprehensive income (loss)	18	0	0	0	3	0	0	0	0	(2)	0	19
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	(3)	0	0	0	0	0	0	0	0	(3)
Settlements	(2)	0	0	0	0	0	0	0	0	0	134	132
Transfers into Level 3(2)	0	0	0	0	0	0	0	0	59	(90)	0	(31)
Transfers out of Level 3(3)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)
Balance, end of period	$268	$0	$0	$0	$25	$0	$0	$4	$59	$(66)	$(194)	$96
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(1)	$0	$0	$0	$0	$0	$0	$0	$0	$(138)	$(31)	$(170)
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to using a third party pricing vendor for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers

Nine Months Ended September 30, 2012
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions		Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074		$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized investment gains (losses) included in earnings	(3)	0	0	0		2	22	0	4	58	48	131
Unrealized gains (losses) included in other comprehensive income (loss)	10	27	26	143		0	78	0	0	(6)	0	278
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0		0	0	0	0	0	0	0
Issuances	0	0	0	0		0	0	0	0	0	0	0
Sales	0	0	0	0		(34)	(256)	0	0	0	0	(290)
Settlements	(16)	0	0	0		0	0	0	0	(33)	0	(49)
Transfers into Level 3	0	0	0	206	(2)	0	0	0	0	0	0	206
Transfers out of Level 3	0	0	0	0		0	0	0	0	0	0	0
Balance, end of period	$385	$449	$460	$1,423		$1,073	$370	$4	$34	$(37)	$(82)	$4,079
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(3)	$0	$0	$0		$0	$(27)	$0	$4	$58	$48	$80
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price

Nine Months Ended September 30, 2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$0	$241	$(343)	$560
Realized investment gains (losses) included in earnings	(7)	0	(2)	0	1	0	0	0	0	(177)	(113)	(298)
Unrealized gains (losses) included in other comprehensive income (loss)	20	0	0	0	14	0	0	0	0	(40)	0	(6)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	(3)	0	0	0	0	0	0	0	0	(3)
Settlements	(8)	0	0	0	0	0	0	0	0	0	262	254
Transfers into Level 3(2)	0	0	0	0	0	0	0	0	59	(90)	0	(31)
Transfers out of Level 3(3)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)
Balance, end of period	$268	$0	$0	$0	$25	$0	$0	$4	$59	$(66)	$(194)	$96
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(7)	$0	$0	$0	$1	$0	$0	$0	$0	$(177)	$(46)	$(229)
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to using a third party pricing vendor for estimating fair value instead of obtaining pricing of the securities from brokers or arrangers

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Transfers into and/or out of any fair value hierarchy level are assumed to occur at the balance sheet date. There were no transfers between Level 1 and 2 for the three- and nine-month periods ended September 30, 2012 and 2011.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $19.1 billion at September 30, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(986)	+50 bps	$(1,005)	+50%	$(27)
-50 bps	1,025	-50 bps	1,020	-50%	5

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $24.1 billion at September 30, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,461)	+50 bps	$(1,364)	+50%	$(126)
-50 bps	1,423	-50 bps	1,341	-50%	152

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$385	Consensus pricing	Offered quotes	N/A	(e)
Public utilities	449	Discounted cash flow	Historical volatility	5.30%
Sovereign and supranational	460	Discounted cash flow	Historical volatility	5.30%
Banks/financial institutions	613	Discounted cash flow	Historical volatility	5.30%
	810	Consensus pricing	Offered quotes	N/A	(e)
Other corporate	626	Discounted cash flow	Historical volatility	5.30%
	447	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	370	Discounted cash flow	Historical volatility	5.30%
Equity securities	4	Net asset value	Offered quotes	$0-$1,051 ($9)
Other assets:
Interest rate swaps	39	Discounted cash flow	Base correlation	47% - 59%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	20% - 70% (40%)
Foreign currency swaps	109	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			CDS spreads	16 - 115 bps
			Foreign exchange rates	20.22%	(d)
	69	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			CDS spreads	21 - 128 bps
	134	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			Foreign exchange rates	20.22%	(d)
Total assets	$4,515
(a) Weighted-average range of base correlations for our bespoke tranches for attachment and detachment points corresponding to market indices
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(d) Based on 10 year volatility of JPY/USD exchange rate
(e) N/A represents securities where we receive unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

September 30, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$5	Discounted cash flow	Base correlation	47% - 59%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	20% - 70% (40%)
Foreign currency swaps	72	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			CDS spreads	24 - 140 bps
			Foreign exchange rates	20.22%	(d)
	17	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			CDS spreads	49 - 259 bps
	260	Discounted cash flow	Interest rates (USD)	1.70% - 2.63%	(b)
			Interest rates (JPY)	.77% - 1.75%	(c)
			Foreign exchange rates	20.22%	(d)
Credit default swaps	82	Discounted cash flow	Base correlations	47% - 59%	(a)
			CDS spreads	84 - 192 bps
			Recovery rate	20% - 70% (40%)
Total liabilities	$436
(a) Weighted-average range of base correlations for our bespoke tranches for attachment and detachment points corresponding to market indices
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(d) Based on 10 year volatility of JPY/USD exchange rate

The following is a discussion of the significant unobservable inputs or valuation technique used in determining the fair value of securities and derivatives classified as Level 3. Listed below each discussion are the asset and derivative categories impacted by the respective input or valuation technique.

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Our use of historical foreign exchange volatility as an input for valuing these investments could result in a significant increase or decrease in fair value measurement, given the importance of this input to the overall valuation.

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

Offered Quotes

In circumstances where our valuation model price is overridden because it implies a value that is not consistent with current market conditions, we will solicit bids from a limited number of brokers. We also receive unadjusted prices from brokers for our mortgage and asset-backed securities. These quotes are non-binding but are reflective of valuation best estimates at that particular point in time.

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

Base Correlations, CDS Spreads, Recovery Rate

Our CDOs are tranches on baskets of single-name credit default swaps. The risks in these types of synthetic CDOs come from the single-name CDS risk and the correlations between the single names. The valuation of synthetic CDOs is dependent on the calibration of market prices for interest rates, single name CDS default probabilities and base correlation using financial modeling tools. Since there is limited or no observable data available for these tranches, these base correlations must be obtained from commonly traded market tranches such as the CDX and iTraxx indices. From the historical prices of these indices, base correlations can be obtained to develop a pricing curve of CDOs with different seniorities. Since the reference entities of the market indices do not match those in our portfolio underlying the synthetic CDO to be valued, several processing steps are taken to map the securities in our portfolio to the indices. With the base correlation determined and the appropriate spreads selected, a valuation is calculated. An increase in the CDS spreads in the underlying portfolio leads to a decrease in the value due to higher probability of defaults and losses. The impact on the valuation due to base correlation depends on a number of factors, including the riskiness between market tranches and the modeled tranche based on our portfolio and the equivalence between detachment points in these tranches. Generally speaking, an increase in base correlation will decrease the value of the senior tranches while increasing the value of junior tranches. This may result in a positive or negative value change.
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

6.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	September 30, 2012		December 31, 2011
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	657	(3)	0
4.00% senior notes due February 2022	349	(4)	0
5.50% subordinated debentures due September 2052	450		0
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	103		103
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	370		369
1.87% notes paid June 2012 (principal amount 26.6 billion yen)	0		342
1.84% notes due July 2016 (principal amount 15.8 billion yen)	204		203
Variable interest rate notes due July 2014 (1.34% in 2012 and 2011, principal amount 5.5 billion yen)	71		71
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	129		129
3.00% loan due August 2015 (principal amount 5 billion yen)	64		64
Capitalized lease obligations payable through 2022	10		10
Total notes payable	$4,401		$3,285
(1) $450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2) $400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes
(3) $650 issuance plus $7 of an issuance premium that is being amortized over the life of the notes
(4) $350 issuance net of a $1 underwriting discount that is being amortized over the life of the notes

In September 2012, the Parent Company issued $450 million of subordinated debentures through a U.S. public debt offering. The debentures bear interest at a fixed rate of 5.50% per annum, payable quarterly, and have a 40-year maturity. In five years, on or after September 26, 2017, we may redeem the debentures, in whole or in part, at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the debentures are not redeemed in whole, at least $25 million aggregate principal amount of the debentures must remain outstanding after giving effect to such redemption. The debentures may only be redeemed prior to September 26, 2017, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures. We entered into cross-currency interest rate swaps to convert the dollar-denominated principal and interest on the subordinated debentures we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. The swaps will expire after the initial five-year non-callable period for the debentures. In October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of the debentures discussed above. We entered into a cross-currency interest rate swap to economically convert this $50 million liability into a 3.9 billion yen liability and reduce the interest rate from 5.50% in dollars to 4.42% in yen. The swap will expire after the initial five-year non-callable period for the debentures.

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-

denominated obligations. By entering into these swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original first series of senior notes issued in February 2012. These notes have a five-year maturity and a fixed rate of 2.65% per annum, payable semi-annually.

In June 2012, we redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of our Samurai notes upon their maturity.

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.025%. In addition, the Parent Company and Aflac are required to pay a facility fee of .10% on the commitments. As of September 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2012. No events of default or defaults occurred during the nine-month period ended September 30, 2012.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2012	2011
Common stock - issued:
Balance, beginning of period	663,639	662,660
Exercise of stock options and issuance of restricted shares	1,157	818
Balance, end of period	664,796	663,478
Treasury stock:
Balance, beginning of period	197,329	192,999
Purchases of treasury stock:
Open market	0	5,100
Other	270	157
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,306)	(1,253)
Exercise of stock options	(94)	(85)
Other	(127)	(79)
Balance, end of period	196,072	196,839
Shares outstanding, end of period	468,724	466,639

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Anti-dilutive share-based awards	6,289	9,657	6,710	5,498

Share Repurchase Program: During the first nine months of 2012, we did not repurchase any shares of our common stock in the open market. We repurchased 5.1 million shares of our common stock in the open market in the first nine months of 2011.

As of September 30, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

8.  SHARE-BASED COMPENSATION

As of September 30, 2012, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. Effective March 14, 2012, the Board of Directors approved to amend and restate the long-term incentive plan. The shareholders approved the amended and restated plan at the annual shareholder meeting in May 2012. The amended and restated plan provides, among other things, an extension of its expiration date from 2014 to 2017, makes clear that option strike prices can be set at the closing price on the date of grant (rather than only at the average high-low sales price), updates the performance factors available for use under awards that are intended to qualify for favorable tax deduction treatment, and adjusts the size of awards that may be granted to incumbent directors. There were no additional shares of common stock authorized for issuance under the amended and restated plan. As of September 30, 2012, approximately 14 million shares were available for future grants under the plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2012.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	13,804	4.8	$82	$44.16
Exercisable	11,595	4.1	79	43.20

We received cash from the exercise of stock options in the amount of $14 million during the first nine months of 2012 and 2011. The tax benefit realized as a result of stock option exercises and restricted stock releases was $17 million in the first nine months of 2012, compared with $12 million in the first nine months of 2011.

As of September 30, 2012, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $36 million, of which $17 million (687 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 11 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2011.
9. BENEFIT PLANS
We have funded defined benefit plans in Japan and the United States, which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$5	$5	$5	$4	$1	$2
Interest cost	3	3	6	6	1	0
Expected return on plan assets	(1)	(1)	(4)	(4)	0	0
Amortization of net actuarial loss	0	0	3	2	1	1
Net periodic (benefit) cost	$7	$7	$10	$8	$3	$3

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$14	$13	$16	$11	$4	$4
Interest cost	9	7	20	20	3	2
Expected return on plan assets	(3)	(3)	(12)	(11)	0	0
Amortization of net actuarial loss	2	2	7	5	1	1
Net periodic (benefit) cost	$22	$19	$31	$25	$8	$7

During the nine months ended September 30, 2012, Aflac Japan contributed approximately $18 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2012) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $12 million to the U.S. funded defined benefit plan.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2012 and 2011. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2011. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Reflecting a slightly weaker yen/dollar exchange rate, total revenues rose 14.4% to $6.8 billion in the third quarter of 2012, compared with $6.0 billion in the third quarter of 2011. Net earnings were $1.0 billion, or $2.16 per diluted share, compared with $736 million, or $1.57 per diluted share, in the third quarter of 2011, benefiting from realized investment gains and a lower annual effective tax rate.
Results for the first nine months of 2012 benefited from a slightly stronger yen/dollar exchange rate. Total revenues rose 17.3% to $19.0 billion, compared with $16.2 billion in the first nine months of 2011. Net earnings were $2.3 billion, or $4.87 per diluted share, compared with $1.4 billion, or $2.98 per diluted share, for the first nine months of 2011.
Results in the third quarter of 2012 included pretax net realized investment gains of $286 million ($186 million after-tax), compared with net realized investment losses of $83 million ($34 million after-tax) in the third quarter of 2011. Net investment gains in the third quarter of 2012 included $97 million ($63 million after-tax) of other-than-temporary impairment losses; $288 million of net gains ($187 million after-tax) from the sale or redemption of securities; and $95 million of net gains ($62 million after-tax) from valuing derivatives.
Results for the first nine months of 2012 included pretax net realized investment losses of $177 million ($115 million after-tax), compared with net realized investment losses of $1.3 billion ($864 million after-tax) in the first nine months of 2011. Net investment losses in 2012 included $643 million ($418 million after-tax) of other-than-temporary impairment losses; $358 million of net gains ($233 million after-tax) from the sale or redemption of securities; and $108 million of net gains ($70 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $2.3 billion at September 30, 2012, compared with a net unrealized gain of $1.2 billion at December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 74% of our liabilities are reported as of September 30, 2012, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
Other than the change in the accounting for DAC as discussed in the next section below, there have been no other changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2012. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2011.
New Accounting Pronouncements
On January 1, 2012, we retrospectively adopted amended accounting guidance on accounting for DAC, costs associated with acquiring or renewing insurance contracts. Under the previous guidance, we capitalized costs that varied with and were primarily related to the acquisition of a policy. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. As of December 31, 2010, approximately 70% of our unadjusted deferred acquisition cost balance was related to compensation paid to third parties for successful sales and was therefore still deferrable under the new rules. The remaining 30% of the deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $408 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $108 million, resulting in a total reduction to shareholders' equity of $516 million as of December 31, 2010. The adoption of this accounting standard had an immaterial impact on net income in 2011 and for all preceding years.
For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table is a presentation of items impacting net earnings and net earnings per diluted share.
Items Impacting Net Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net earnings	$1,017	$736	$2.16	$1.57	$2,285	$1,399	$4.87	$2.98
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	124	112.26		.23	(185)	(681)	(.40)	(1.45)
Impact of derivative and hedging activities	62	(146)	.13	(.31)	70	(182)	.15	(.39)
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Realized Investment Gains and Losses
Our investment strategy is to invest in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.
Securities Transactions and Impairments
During the three-month period ended September 30, 2012, we realized pretax investment gains, net of losses, of $288 million ($187 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of Japanese government bonds (JGBs) in a bond-swap program. We realized pretax investment losses of $97 million ($63 million after-tax) as a result of the recognition of other-than-temporary impairment losses.
During the nine-month period ended September 30, 2012, we realized pretax investment gains, net of losses, of $358 million ($233 million after-tax) from sales and redemptions of securities. These gains primarily resulted from the bond-swap program in the third quarter of 2012 as discussed above. Other gains resulted from the redemption in the first quarter of 2012 of a previously impaired perpetual security and sales related to our plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $643 million ($418 million after-tax) as a result of the recognition of other-than-temporary impairment losses, primarily composed of impairments recognized in the first quarter for two Tier I securities that were sold in the second quarter of 2012, impairments recognized on certain securities issued by Spanish institutions, and further impairments on several securities that had previously been impaired.
During the three- and nine-month periods ended September 30, 2011, we realized pretax investment losses of $166 million ($108 million after-tax) and $1.1 billion ($715 million after-tax), respectively, as a result of other-than-temporary impairments on certain securities, and we realized pretax investment gains, net of losses, of $307 million ($200 million after-tax) and $49 million ($32 million after-tax), respectively, from the sale of securities as we executed our plan to reduce the risk exposure in our investment portfolio.
See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2012		2011		2012		2011
Perpetual securities	$27		$122		$243		$306
Corporate bonds	70		43		253		783
Mortgage- and asset-backed securities	0		1		3		9
Municipalities	0		0		0		1
Sovereign and supranational	0		0		144		0
Equity securities	0		0		0		1
Total other-than-temporary impairment losses realized	$97	(1)	$166	(2)	$643	(1)	$1,100	(2)
(1) Includes $70 and $365 for the three- and nine-month periods ended September 30, 2012, respectively, for credit-related impairments; $0 and $251 for the three- and nine-month periods ended September 30, 2012, respectively, from change in intent to sell securities; and $27 for the three- and nine-month periods ended September 30, 2012 for impairments due to severity and duration of decline in fair value
(2) Consisted completely of credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated, foreign currency forwards on certain fixed-maturity securities, cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022 and subordinated debentures due September

2052, and an interest rate swap associated with our variable interest rate yen-denominated debt. We realized pretax investment gains, net of losses, of $95 million ($62 million after-tax) for the three-month period ended September 30, 2012, compared with pretax investment losses, net of gains, of $224 million ($146 million after-tax) for the same period in 2011, as a result of valuing the swaps described above. During the nine-month period ended September 30, 2012, we realized pretax investment gains, net of losses, of $108 million ($70 million after-tax), compared with pretax investment losses, net of gains, of $279 million ($182 million after-tax) for the same period in 2011, as a result of valuing these swaps.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 31.3% and 33.2% for the three- and nine-month periods ended September 30, 2012, compared with 32.6% and 34.3% for the three-and nine-month periods ended September 30, 2011, respectively. The decrease in the effective income tax rate for the three- and nine-month periods ended September 30, 2012 reflected the revision to our estimate of the full-year effective tax rate, which lowered income tax expense by $17.5 million. In addition, the favorable outcome of a routine tax exam for the years 2008 and 2009 reduced income tax expense by $29.5 million.
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
Subject to the preceding assumptions, we expect net earnings per diluted share for 2012 to increase in the range of 3% to 6% over 2011. If the yen averages 80 for the last three months of the year, we would expect fourth quarter net earnings per diluted share of $1.46 to $1.51. Using that same exchange rate assumption, we would expect net earnings per diluted share to be $6.58 to $6.63 for the full year. Based on our stated objective for 2012, the following table shows the likely results for 2012 net earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Premium income	$4,405	$4,018	$12,769	$11,490
Net investment income:
Yen-denominated investment income	492	461	1,439	1,327
Dollar-denominated investment income	221	234	695	653
Net investment income	713	695	2,134	1,980
Other income (loss)	22	7	38	33
Total operating revenues	5,140	4,720	14,941	13,503
Benefits and claims	3,219	2,813	9,231	8,027
Operating expenses:
Amortization of deferred policy acquisition costs	181	173	535	488
Insurance commissions	299	302	884	880
Insurance and other expenses	447	413	1,293	1,190
Total operating expenses	927	888	2,712	2,558
Total benefits and expenses	4,146	3,701	11,943	10,585
Pretax operating earnings(1)	$994	$1,019	$2,998	$2,918
Weighted-average yen/dollar exchange rate	78.64	77.78	79.47	80.50

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Premium income	9.6%	16.3%	11.1%	16.7%	10.7%	5.4%	9.4%	5.1%
Net investment income	2.7	11.3	7.8	9.4	3.7	.9	6.4	(1.6)
Total operating revenues	8.9	15.5	10.7	15.5	10.0	4.8	9.0	4.1
Pretax operating earnings(1)	(2.5)	18.6	2.7	18.3	(1.4)	7.6	1.4	6.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 11.5% to 1.46 trillion yen as of September 30, 2012, compared with 1.31 trillion yen as of September 30, 2011. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $18.8 billion at September 30, 2012, compared with $17.1 billion a year ago.
Aflac Japan's portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan’s investment income in the first nine months of 2012 and 2011. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 33% of Aflac Japan’s investment income during the first nine months of 2012, compared with 35% a year ago.
The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Net investment income	3.7%	.9%	6.4%	(1.6)%	3.2%	4.4%	6.8%	2.0%
Total operating revenues	10.0	4.8	9.0	4.1	9.7	5.4	9.0	4.7
Pretax operating earnings(1)	(1.4)	7.6	1.4	6.6	(2.6)	10.6	1.2	9.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The following table presents a summary of operating ratios for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2012	2011	2012	2011
Benefits and claims	62.6%	59.6%	61.8%	59.5%
Operating expenses:
Amortization of deferred policy acquisition costs	3.5	3.7	3.6	3.6
Insurance commissions	5.8	6.4	5.9	6.5
Insurance and other expenses	8.8	8.7	8.6	8.8
Total operating expenses	18.1	18.8	18.1	18.9
Pretax operating earnings(1)	19.3	21.6	20.1	21.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Aflac Japan’s financial results for the first nine months of 2011 reflected a provision of 3.0 billion yen, or $37 million, for claims related to the earthquake and tsunami that occurred in Japan on March 11, 2011. These claims were offset by reserve releases and reinsurance of 2.0 billion yen, or $25 million, resulting in a net income statement impact of 1.0 billion yen, or $12 million, in 2011. The financial results also reflected .7 billion yen, or $8 million, of operating expenses in the first quarter of 2011 resulting from the earthquake and tsunami. Based on our claims experience to date and our claims estimates, we believe that our initial provision is adequate. The natural disaster and its related events have not had a material impact on our financial position or results of operations.
In the past several years, the benefit ratio for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, over the last several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three- and nine-month periods ended September 30, 2012, the benefit ratio increased and the operating expense ratio decreased, resulting in a lower pretax operating profit margin, compared with the same respective periods in 2011. For the full year of 2012, we expect to achieve our profit objectives through better-than-average premium growth associated with the life products and somewhat lower profit margins due to the change in business mix discussed above.
Aflac Japan Sales
Aflac Japan's new annualized premium sales exceeded our expectations in the third quarter of 2012 and increased 31.7% in yen, compared with the same period in 2011. This third quarter 2012 production set a new annualized premium sales record for the fifth consecutive quarter. The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2012	2011	2012	2011	2012	2011	2012	2011
New annualized premium sales	$692	$544	$1,980	$1,400	55.7	42.3	161.3	112.5
Increase (decrease) over comparable period in prior year	27.2%	34.8%	41.5%	26.7%	31.7%	22.2%	43.4%	13.9%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2012	2011	2012	2011
Medical	17%	20%	17%	24%
Cancer	12	19	13	20
Ordinary life:
Child endowment	9	16	11	18
WAYS	50	32	47	23
Other ordinary life	8	9	8	11
Other	4	4	4	4
Total	100%	100%	100%	100%
The bank channel generated new annualized premium sales of 26.9 billion yen in the third quarter of 2012, an increase of 85.3% over the third quarter of 2011. Bank channel sales accounted for 48% of new annualized premium sales for Aflac Japan in the third quarter of 2012, compared with 34% during the same period a year ago. WAYS, a unique hybrid whole-life product that we first launched in 2006 and introduced to the bank channel in 2009, has been a significant contributor to bank sales growth. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. The WAYS profit margin is lower than our traditional health insurance products, however the profit margin is significantly enhanced when policyholders elect to pay premiums upfront using the discounted advance premium option. More than 90% of customers at banks choose this payment option. Beginning on October 22, 2012, the profit margin for WAYS was enhanced even further through a reduction in the interest rate credit for discounted advance premium, which essentially increases the total premium paid. Additionally, we will be repricing products in April 2013, reflecting Japan’s Financial Services Agency's (FSA) reduction in the Japan Standard Interest Rate, which is used to determine FSA-based policy reserves. Sales of WAYS of 27.9 billion yen during the third quarter of 2012, an increase of 108.3% over the third quarter of 2011, represented 50% of total third quarter 2012 Aflac Japan sales.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Medical insurance sales increased 11.7% during the third quarter of 2012, compared with the same period a year ago, benefiting from the introduction of our revised non-standard medical product in July 2012. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.
Cancer insurance sales decreased 20.0% during the third quarter of 2012, compared with the same period a year ago, reflecting a difficult comparison to prior year sales, which had benefited from the favorable consumer response to our new base cancer policy, DAYS, that was introduced at the end of March 2011. We remain convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At September 30, 2012, we had agreements to sell our products at 373 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. Approximately 70% of our customers at banks are new customers to Aflac. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage as this channel opened up for our types of products. Our partnership with banks provides us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Our access through the bank channel gives us the opportunity to cross-sell our more profitable medical and cancer policies along with WAYS and child endowment policies.
We also remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 50% of total new annualized premium sales for Aflac Japan in the third quarter of 2012. During the three-month period ended September 30, 2012, we recruited nearly 650 new sales agencies. At September 30, 2012, Aflac Japan was represented by approximately 19,300 sales agencies and more than 125,200 licensed sales associates employed by those agencies.
Overall, Aflac Japan performed well in the third quarter of 2012. We believe that there is a continued need for our products in Japan. We anticipate fourth quarter sales to be somewhat suppressed due to the consumer response to the reduction in the interest rate credit for discounted advance premium that took effect on October 22, 2012. Facing difficult sales comparisons, we expect new annualized premium sales in the fourth quarter of 2012 to be in the range of flat to up 15%, compared with 2011. Combining this sales expectation with the results we produced in the first nine months of the year, we are upwardly revising our sales expectation for Aflac Japan and expect a full year 2012 sales increase of 30% to 35%.
Aflac Japan Investments
Growth of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has invested in privately issued securities to secure higher yields than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards for credit quality. All of the privately issued securities we purchase are rated investment grade at the time of purchase. These securities are generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.
The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2012	2011	2012	2011
New money yield	2.76%	2.26%	2.27%	2.66%
Return on average invested assets, net of investment expenses	2.78	3.17	2.96	3.21
At September 30, 2012, the yield on Aflac Japan’s investment portfolio, including dollar-denominated investments, was 2.84%, compared with 3.42% a year ago. In order to address our challenge of investing in Japan's low-interest-rate environment, in the third quarter of 2012 we started increasing the amount Aflac Japan invests in higher-yielding U.S. dollar-denominated publicly-traded corporate fixed-maturity securities, and we began entering into foreign currency forward swaps to economically convert these dollar-denominated investments into yen-denominated investments. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments and hedging strategies.
Japanese Economy
The Bank of Japan's October 2012 Monthly Report of Recent Economic Developments stated that Japan's economic activity is leveling off. Exports and production have been relatively weak as overseas economies have moved deeper into a deceleration phase. However, public investment has continued to increase, and housing investment and private consumption have shown signs of improvement. The report projected that Japan's economy is expected to level off for the time being, and thereafter return to a moderate recovery path as domestic demand remains resilient and overseas economies gradually emerge from a deceleration phase. Exports and production are expected to remain relatively weak and increase moderately thereafter as overseas economies improve. Public investment and housing investment are expected to continue to increase, mainly supported by reconstruction demand related to the tsunami and earthquake disaster. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2011.
Japanese Regulatory Environment
Japan’s Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA has applied a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012). The FSA had commented that the revision would generally reduce life insurance companies’ solvency margin ratios to approximately half the level of those reported under the former calculation method. Aflac Japan's solvency margin ratio, most recently reported as of June 30, 2012, was 597.8% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan’s relative position within the industry has not materially changed.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operations in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. At the current time, it is not possible to predict with any degree of certainty what impact, if any, this legislation will have on Aflac Japan's operations. Regardless, we believe that postal reform is unlikely to change Aflac Japan's relationship with the post office company.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Premium income	$1,254	$1,192	$3,736	$3,547
Net investment income	153	147	457	439
Other income	5	3	10	8
Total operating revenues	1,412	1,342	4,203	3,994
Benefits and claims	712	704	2,110	2,022
Operating expenses:
Amortization of deferred policy acquisition costs	101	91	302	287
Insurance commissions	143	136	425	407
Insurance and other expenses	196	197	577	570
Total operating expenses	440	424	1,304	1,264
Total benefits and expenses	1,152	1,128	3,414	3,286
Pretax operating earnings(1)	$260	$214	$789	$708
Percentage change over previous period:
Premium income	5.2%	3.7%	5.3%	3.2%
Net investment income	3.5	7.1	4.2	8.5
Total operating revenues	5.2	4.0	5.2	3.7
Pretax operating earnings(1)	21.5	(5.2)	11.5	1.7
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Annualized premiums in force increased 4.7% to $5.3 billion as of September 30, 2012, compared with $5.1 billion as of September 30, 2011.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2012	2011	2012	2011
Benefits and claims	50.4%	52.5%	50.2%	50.6%
Operating expenses:
Amortization of deferred policy acquisition costs	7.1	6.8	7.2	7.2
Insurance commissions	10.1	10.1	10.1	10.2
Insurance and other expenses	14.0	14.6	13.7	14.3
Total operating expenses	31.2	31.5	31.0	31.7
Pretax operating earnings(1)	18.4	16.0	18.8	17.7
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The benefit and expense ratios decreased in the three- and nine- month periods ended September 30, 2012, reflecting lower claims experience and effective cost management and resulting in a slight expansion in the pretax operating profit margin, compared with the same respective periods in 2011. For the remainder of 2012, we expect the pretax operating profit margin to be similar to that experienced in 2011.
Aflac U.S. Sales
In the third quarter of 2012, Aflac U.S. experienced a slight decline in sales growth, compared with the same period in 2011. The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
New annualized premium sales	$335	$340	$1,044	$1,029
Increase (decrease) over comparable period in prior year	(1.5)%	5.0%	1.5%	5.7%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2012	2011	2012	2011
Income-loss protection:
Short-term disability	21%	19%	20%	18%
Life	6	5	6	6
Asset-loss protection:
Accident	30	31	30	30
Critical care(1)	22	23	23	23
Supplemental medical:
Hospital indemnity	15	15	15	16
Dental/vision	6	7	6	7
Total	100%	100%	100%	100%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 3.2%, short-term disability sales increased 7.1%, critical care insurance sales (including cancer insurance) decreased 6.1%, and hospital indemnity insurance sales increased .9% in the third quarter of 2012, compared with the same period a year ago. While new sales growth has been constrained, Aflac U.S. revenue growth has been positive in the first nine months of 2012, primarily reflecting an improvement in persistency with each quarter.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. We are encouraged about the opportunities to broaden our distribution by pursuing and strengthening relationships with insurance brokers. Insurance brokers have been a historically underleveraged sales channel for Aflac, so we have been working on initiatives to develop relationships with brokers to complement our traditional distribution system. We are also working on an initiative to enhance our training programs for 2013.
Our group products sold through Aflac Group Insurance have enhanced sales opportunities not only for brokers but also for our traditional sales force of individual associates, especially when they pursue larger payroll accounts. For the three-month period ended September 30, 2012, sales from Aflac Group Insurance decreased .7%, compared with the same period in the prior year, to $37 million, representing 11% of new annualized premium sales for Aflac U.S. For the nine-month period ended September 30, 2012, sales from Aflac Group Insurance increased 16.0%, compared with the same period in the prior year, to $125 million, representing 12% of new annualized sales for Aflac U.S.
With more than 90% of our accounts in the small business market, we continue to see that segment as particularly vulnerable to economic uncertainty. Given this backdrop and with three quarters of the year completed, we believe it is likely that Aflac U.S. new annualized premium sales for 2012 will be roughly flat, compared with 2011. Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the relatively weak economic environment, our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. We are taking measures to better reach potential customers through our product and distribution strategy, which includes broadening our product portfolio to include group products in addition to our traditional individually issued products.
Aflac U.S. Investments
The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2012	2011	2012	2011
New money yield	3.94%	5.77%	4.32%	5.75%
Return on average invested assets, net of investment expenses	6.13	6.36	6.35	6.40
The decrease in the U.S. new money yield for the three- and nine-month periods ended September 30, 2012 reflects a low level of interest rates and tightening credit spreads. At September 30, 2012, the portfolio yield on Aflac’s U.S. portfolio was 6.51%, compared with 6.72% a year ago. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.
U.S. Economy
Operating in the U.S. economy continues to be challenging. Ongoing low confidence levels among consumers and small businesses coupled with fewer employees at the worksite continue to pose challenges to our U.S. sales growth. Our group products and growing relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. However, most of our business continues to be concentrated with small-business owners, particularly accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness, and both small-business owners and their workers are anxious about the future. Workers at small businesses are holding back on increasing their spending for voluntary insurance products. Although we believe that the weakened U.S. economy has dampened our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.
U.S. Regulatory Environment
In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance, therefore, we believe that the PPACA, as enacted, does not materially affect the design of our insurance products or our sales model. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.
In July 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including potentially insurance companies and insurance holding companies could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the Federal Reserve System (the Board), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. We believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2012, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2011.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	77.60		77.74
Investments and cash	$124,215	$176	$124,039
Deferred policy acquisition costs	10,283	14	10,269
Total assets	137,840	193	137,647
Policy liabilities	105,328	174	105,154
Total liabilities	121,855	194	121,661
(1)The exchange rate at September 30, 2012, was 77.60 yen to one dollar, or .2% stronger than the December 31, 2011, exchange rate of 77.74.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2012	December 31, 2011	September 30, 2012		December 31, 2011
Securities available for sale, at fair value:
Fixed maturities	$44,849	$37,473	$11,237	(1)	$9,961	(1)
Perpetual securities	4,549	6,271	170		168
Equity securities	24	25	0		0
Total available for sale	49,422	43,769	11,407		10,129
Securities held to maturity, at amortized cost:
Fixed maturities	60,054	47,009	0		0
Total held to maturity	60,054	47,009	0		0
Total investment securities	$109,476	$90,778	$11,407		$10,129
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $162 in 2012 and $138 in
2011.
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
As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. Aside from this, we generally do not convert yen into dollars; however, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms.
Aflac Japan has invested in reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The reverse-dual currency securities provide a higher yield than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 43 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	September 30, 2012			December 31, 2011
Yen/dollar exchange rates	62.60	77.60(1)	92.60	62.74	77.74(1)	92.74
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities	$35,941	$28,994	$24,297	$31,405	$25,345	$21,246
Fixed maturities - consolidated variable interest entities	3,716	2,998	2,512	3,402	2,746	2,302
Perpetual securities	4,885	3,941	3,302	6,117	4,937	4,138
Perpetual securities - consolidated variable interest entities	623	502	421	1,477	1,192	999
Equity securities	22	18	15	24	19	16
Securities held to maturity:
Fixed maturities	74,044	59,732	50,056	57,451	46,366	38,867
Fixed maturities - consolidated variable interest entities	399	322	270	797	643	539
Cash and cash equivalents	1,227	990	829	1,737	1,402	1,175
Other financial instruments	205	165	139	183	147	124
Subtotal	121,062	97,662	81,841	102,593	82,797	69,406
Liabilities:
Notes payable	1,178	951	796	1,599	1,291	1,082
Japanese policyholder protection corporation	32	26	22	88	71	60
Subtotal	1,210	977	818	1,687	1,362	1,142
Net yen-denominated financial instruments	119,852	96,685	81,023	100,906	81,435	68,264
Other yen-denominated assets	11,533	9,304	7,797	10,706	8,640	7,243
Other yen-denominated liabilities	132,443	106,842	89,535	112,559	90,840	76,148
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation	$(1,058)	$(853)	$(715)	$(947)	$(765)	$(641)
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
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. See the Capital Resources and Liquidity section of this MD&A for details on profit repatriation for the three- and nine-month periods ended September 30, 2012.
Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2012, and December 31, 2011, would be as follows:

(In millions)	September 30, 2012	December 31, 2011
Effect on yen-denominated debt and perpetual securities	$(11,876)	$(9,715)
Effect on dollar-denominated debt and perpetual securities	(2,373)	(1,900)
Effect on total debt and perpetual securities	$(14,249)	$(11,615)
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
We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings references in the two tables below are based on the ratings designations provided by major credit rating agencies (Moody's, S&P and Fitch) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012, we are using the second lowest rating that is assigned. Periods prior to the first quarter of 2012 have been adjusted to reflect this new rating methodology for comparative purposes. For a description of the ratings methodology that we use when a security is split-rated, see "Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating(1)

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended September 30, 2011
AAA	.2%	6.6%	9.5%
AA	83.6	75.4	69.1
A	5.4	9.7	10.8
BBB	9.8	7.8	9.9
BB or lower	1.0	.5	.7
Total	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
Purchases of securities from period to period are determined based on diversification objectives, relative value and availability of investment opportunities, while meeting our investment policy guidelines for liquidity, safety and quality. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AA rated securities during the first nine months of 2012 was primarily due to purchases of JGBs. The purchases of BB or lower rated securities in 2012 and 2011 was due to a limited program that was initiated in May 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating(1)

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.6%	1.8%	1.9%
AA	48.0	47.8	39.1	39.9
A	22.9	24.0	29.7	30.4
BBB	21.8	21.3	23.6	22.7
BB or lower	5.8	5.3	5.8	5.1
Total	100.0%	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012
As of September 30, 2012, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2012, and December 31, 2011. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	September 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$106,960	91.0%	$85,544	86.2%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	4,750	4.1	5,795	5.8
Tier I(1)	523.4		555.6
Surplus notes	335.3		335.3
Trust preferred - non-banks	85.1		85.1
Other subordinated - non-banks	51.0		51.1
Total fixed maturities	5,744	4.9	6,821	6.9
Perpetual securities (economic maturity date):
Upper Tier II	3,189	2.7	4,285	4.3
Tier I	1,294	1.1	2,268	2.3
Other subordinated - non-banks	345.3		344.3
Total perpetual securities	4,828	4.1	6,897	6.9
Total debt and perpetual securities	$117,532	100.0%	$99,262	100.0%
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
Investment Concentrations
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our investment discipline and discussion of one of our largest investment industry sector concentrations, banks and financial institutions.

Our 20 largest global investment exposures as of September 30, 2012, were as follows:
Largest 20 Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$48,210	41.0%	Senior	Aa3	AA-	A+
Israel Electric Corp.	834.7	Senior	Baa3	BB+	—
Republic of Tunisia	824.7	Senior	Baa3	BB	BBB-
Republic of South Africa	785.7	Senior	Baa1	BBB+	BBB+
Bank of America Corp. (includes Merrill Lynch)	580.5
Merrill Lynch & Co. Inc.	322.3	Senior	Baa2	A-	A
Bank of America Corp.	258.2	Lower Tier II	Baa3	BBB+	BBB
Bank of Tokyo-Mitsubishi UFJ Ltd.	580.5
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	580.5	Lower Tier II	A1	A	BBB+
Investcorp SA	527.5
Investcorp Capital Limited	527.5	Senior	Ba2	—	BB
Sumitomo Mitsui Financial Group Inc.	515.5
Sumitomo Mitsui Banking Corporation	129.1	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	386.4	Upper Tier II	A2	BBB+	—
National Grid PLC	515.4
National Grid Gas PLC	258.2	Senior	A3	A-	A
National Grid Electricity Transmission PLC	257.2	Senior	A3	A-	A
Telecom Italia SpA	515.4
Telecom Italia Finance SA	515.4	Senior	Baa2	BBB	BBB
Citigroup Inc.	508.4
Citigroup Inc (includes Citigroup Global Markets Holdings Inc.)	507.4	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.0	Lower Tier II	Baa3	BBB+	BBB+
Commonwealth Bank of Australia	503.4
Commonwealth Bank of Australia	129.1	Lower Tier II	Aa3	A-	A+
Commonwealth Bank of Australia	258.2	Upper Tier II	—	BBB	—
Bankwest	116.1	Upper Tier II	Aa3	BBB	—
JP Morgan Chase & Co. (including Bear Stearns)	502.4
JPMorgan Chase & Co (including Bear Stearns Companies Inc.)	451.4	Senior	A2	A	A+
JPMorgan Chase & Co (FNBC)	23.0	Senior	Aa1	A+	—
JPMorgan Chase & Co (Bank One Corp.)	17.0	Lower Tier II	A3	A-	A
JPMorgan Chase & Co (NBD Bank)	11.0	Lower Tier II	A1	A	A
Metlife Inc.	487.4
Metlife Inc.	165.1	Senior	A3	A-	A-
Metropolitan Life Global Fund	322.3	Senior	Aa3	AA-	A+
Banobras	477.4	Senior	Baa1	BBB	BBB
Unique Zurich Airport	477.4
Flughafen Zurich AG	477.4	Senior	—	A	—
Gas Natural SDG (Union Fenosa)	477.4
Union Fenosa Finance B.V.	477.4	Senior	Baa2	BBB	BBB+
General Electric Co.	461.4
GE Capital Corporation	409.4	Senior	A1	AA+	—
Security Capital Group	37.0	Senior	A1	AA+	—
Susa Partnership LP	9.0	Senior	A1	AA+	—
GE Capital Services Inc.	6.0	Lower Tier II	Aa3	AA+	—
Sultanate of Oman	451.4	Senior	A1	A	—
Deutsche Telekom AG	441.4
Deutsche Telekom AG	387.3	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	54.1	Senior	Baa1	BBB+	BBB+
Subtotal	$58,669	49.9%
Total debt and perpetual securities	$117,532	100.0%
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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	September 30, 2012		December 31, 2011
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$53,294	45.3%	$34,942	35.2%
United States and Canada	20,011	17.0	17,221	17.4
United Kingdom	4,548	3.9	5,031	5.1
Germany	4,483	3.8	4,877	4.9
France	2,727	2.3	2,723	2.7
PIIGS	5,678	4.8	6,066	6.1
Portugal	309.3		308.3
Italy	2,592	2.2	2,588	2.6
Ireland	545.4		544.6
Spain	2,232	1.9	2,626	2.6
Other Central Europe	3,988	3.4	5,812	5.9
Netherlands	2,500	2.1	2,496	2.5
Switzerland	751.6		1,357	1.4
Austria	431.4		1,143	1.2
Belgium	306.3		816.8
Nordic Region	3,930	3.4	4,126	4.2
Sweden	1,840	1.6	1,863	1.9
Norway	885.8		1,051	1.1
Denmark	615.5		614.6
Finland	590.5		598.6
Eastern Europe	909.8		907.9
Czech Republic	644.6		643.6
Poland	265.2		264.3
Asia excluding Japan	5,928	5.0	5,690	5.7
Africa and Middle East	4,228	3.6	4,197	4.2
Latin America	3,573	3.0	3,771	3.8
Australia	3,359	2.9	3,159	3.2
All Others	876.8		740.7
Total debt and perpetual securities	$117,532	100.0%	$99,262	100.0%
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
We had no direct exposure to Greece as of September 30, 2012 and December 31, 2011. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

September 30, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$165	$287	$165
Italy:
Public utilities	0	0	0	0	15	16	15	16
Other corporate	0	0	0	0	400	416	400	416
Portugal:
Public utilities	10	11	170	155	129	109	309	275
Spain:
Sovereign	0	0	148	159	343	336	491	495
Banks/financial institutions	34	36	0	0	277	278	311	314
Public utilities	0	0	0	0	477	449	477	449
Other corporate	0	0	0	0	244	223	244	223
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	258	222	258	222
Italy:
Sovereign	0	0	0	0	322	297	322	297
Banks/financial institutions	0	0	0	0	193	178	193	178
Public utilities	0	0	0	0	953	946	953	946
Other corporate	0	0	0	0	709	673	709	673
Spain:
Banks/financial institutions	0	0	0	0	0	0	0	0
Public utilities	0	0	0	0	451	451	451	451
Other corporate	0	0	0	0	258	254	258	254
Total gross and net funded exposure	$44	$47	$318	$314	$5,316	$5,013	$5,678	$5,374

December 31, 2011
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$170	$287	$170
Italy:
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	399	392	399	392
Portugal:
Public utilities	10	10	40	33	129	105	179	148
Spain:
Sovereign	0	0	148	162	0	0	148	162
Banks/financial institutions	34	35	0	0	45	45	79	80
Public utilities	0	0	0	0	476	422	476	422
Other corporate	34	33	0	0	243	212	277	245
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	257	209	257	209
Italy:
Sovereign	0	0	0	0	322	303	322	303
Banks/financial institutions	0	0	0	0	193	181	193	181
Public utilities	0	0	0	0	952	914	952	914
Other corporate	0	0	0	0	707	661	707	661
Portugal:
Public utilities	0	0	129	135	0	0	129	135
Spain:
Sovereign	0	0	0	0	489	470	489	470
Banks/financial institutions	0	0	0	0	450	356	450	356
Public utilities	0	0	0	0	450	447	450	447
Other corporate	0	0	0	0	257	241	257	241
Total gross and net funded exposure	$78	$78	$317	$330	$5,671	$5,142	$6,066	$5,550

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 5% of total investments in the banks and financial institutions sector at September 30, 2012 and December 31, 2011, and 1% of total investments in debt and perpetual securities at September 30, 2012 and December 31, 2011.

Ireland

As of September 30, 2012, our total direct exposure to Ireland of $545 million at amortized cost comprised senior unsecured obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $258 million and $135 million, respectively, were rated below investment grade. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included at one point potentially imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011, as the government has shifted its focus to reducing its debt burden related to the EU/IMF program rather than disrupt the progress made in restoring stability to the Irish banking sector. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of September 30, 2012, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of September 30, 2012. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $287 million as of September 30, 2012. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a German licensed and regulated financial institution.  Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan.  DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of September 30, 2012.

Italy

During the second half of 2011, the European sovereign crisis shifted focus from Greece and moved to other periphery European sovereigns, including Italy. We believe the focus on Italy has been driven by a combination of factors which, separately in a normal market environment, would have a limited impact on the fiscal profile and financing capabilities of a developed market government, like Italy's. The factors include the EU leadership's inability to solve the Greece fiscal problem, weak economic growth, a high overall debt profile, and a lack of political will to address the government's budget. Moody's, S&P, and Fitch had downgrade actions for Italy in 2012; however, as of September 30, 2012, Italy was still rated investment grade by all three rating agencies.

As of September 30, 2012, our total direct exposure to Italy was $2.6 billion, at amortized cost. This exposure comprised $322 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $193 million; and several utility and industrial companies of $968 million and $1.1 billion, respectively. Our total exposure to Italy-based utility companies contained $696 million of securities that have below-investment-grade put options.

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

As of September 30, 2012, all of our Italian exposures were rated investment grade, were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of September 30, 2012, our total direct exposure to Portugal was $309 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $129 million and $180 million, respectively, at amortized cost.

REN, an electric transmission operator, was rated Ba1/BB+ by Moody's and S&P, respectively, as of September 30, 2012. Our investment in REN was classified as below investment grade. As of September 30, 2012, REN was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

EDP, an integrated electric utility, was rated Ba1/BB+/BBB- by Moody's, S&P, and Fitch, respectively, as of

September 30, 2012. Our investments issued by EDP were classified as below investment grade. As of September 30, 2012, EDP was current on its obligations to us, and we believe it has the ability to meet its obligations to us.

Utilities domiciled in Portugal will continue to carry sovereign rating risk and could experience difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified markets.

Spain

During 2011, the Euro area sovereign crisis shifted to other periphery European sovereigns, including Spain. The factors influencing the crisis in Spain include the EU leadership's inability to solve the Greece fiscal problem, high unemployment and other social burdens, the rapid decline of its real estate/construction sector, a high fiscal deficit and a difficulty at both the federal and regional level to address the government's fiscal budget. In recognition of these risks and issues, Moody's, S&P, and Fitch had multiple downgrade actions for the Kingdom of Spain throughout the first nine months of 2012. As of September 30, 2012, the Kingdom of Spain was still rated investment grade by all three rating agencies.

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

As of September 30, 2012, our total direct exposure to Spain was $2.2 billion, at amortized cost. This exposure comprised $491 million of investments in sub-sovereign (i.e. regional governments) issuers; a senior unsecured bank obligation of $71 million; several Lower Tier II bank obligations of $240 million; and Spain-domiciled utilities and industrials of $928 million and $502 million, respectively.

During the second quarter of 2012, Spain experienced a large increase in its overall cost of funding due to concerns about the sovereign's fiscal and economic condition. The increase in funding costs as well as concerns about fiscal and economic conditions also had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. Our $491 million of investments in Spanish sub-sovereign issuers consisted of $85 million of investments in Generalitat de Catalunya and $406 million of investments in Junta de Andalucia, on an amortized cost basis. As of September 30, 2012, Generalitat de Catalunya was rated Ba1/BB/BBB- by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade. Catalunya's fiscal condition has become very weak due to significant amounts of debt and high fiscal deficits. As a result, its cost of funding is unsustainably high, its liquidity position is low, and the government has very little access to wholesale credit. It is anticipated that this deteriorated condition will not improve for the foreseeable future. We recognized an other-than-temporary impairment of $144 million on our investment in Generalitat de Catalunya in the second quarter. As of September 30, 2012, Junta de Andalucia was rated Baa3/BBB/BBB by Moody's, S&P, and Fitch, respectively. However, we have classified this investment as below investment grade. Junta de Andalucia's fiscal condition has deteriorated due to significant amounts of debt and high fiscal deficits. As a result, its cost of funding is unsustainably high and the government has very little access to wholesale credit. While its condition has deteriorated, Junta de Andalucia's liquidity remains relatively good. We have below-investment-grade put options on our Junta de Andalucia holdings. As of September 30, 2012, Junta de Andalucia was current on its obligations to us, and we believe it has the ability to meet its obligations to us. Subsequent to the end of the third quarter, in October 2012, Moody's downgraded its ratings of several Spanish regional governments to below investment grade, including Generalitat de Catalunya and Junta de Andalucia. Therefore, as part of our derisking efforts, we have begun the process to exercise our below-investment-grade put on our investment in Junta de Andalucia.

Our Spanish senior unsecured bank investment of $71 million, at amortized cost, was issued by Bankia SA (Bancaja Emisiones SA Unipersonal). Bankia SA was downgraded to below investment grade in the second quarter of 2012. Upon the nationalization of its parent and its own executive management turnover in early May 2012, Bankia SA sought state support of 19 billion euros on May 25, 2012, which accelerated the Spanish government's need to seek external support to solve its banking crisis. We transferred this investment from the held-to-maturity portfolio to the available-for-sale portfolio, and we recognized an other-than-temporary impairment of $120 million on our investment in Bankia SA in the second quarter of 2012. Bankia SA was rated Ba2/BB+/BBB by Moody's, S&P, and Fitch, respectively, as of September 30, 2012. Subsequent to the end of the third quarter, in October 2012, Bankia SA was downgraded by S&P to BB and remained on negative watch.

One of our Spanish Lower Tier II bank investments was issued by BBVA SA (Banco Bilbao Vizcaya Argentaria), and had an amortized cost of $206 million as of September 30, 2012. This Lower Tier II investment was rated Ba1/BBB/BBB by Moody's, S&P, and Fitch, respectively, as of September 30, 2012, and we classified this investment as below investment grade. Subsequent to the end of the third quarter, in October 2012, S&P downgraded the Lower Tier II ratings of BBVA to BB+. This downgrade was the result of S&P's downgrade of the Kingdom of Spain in October 2012. As a result of this downgrade of our investment, we classified our Lower Tier II investment in BBVA as below investment grade and transferred it from the held-to-maturity portfolio to the available-for-sale portfolio. We recognized an other-than-temporary impairment of $52 million on this investment in the third quarter of 2012. In October 2012, we tendered this Lower Tier II investment to the issuer at its impaired value as of September 30, 2012.

Corporates, especially utilities, domiciled in Spain will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to some or all of the following factors including high barriers to entry, necessity of product/service, good operating cash flow, market leading positions and well-diversified product and market mix.

As of September 30, 2012, with the exception of the securities discussed above, the remainder of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Monitoring and mitigating exposure

During most of 2011, we saw the Euro area sovereign crisis persist and escalate.  As a result, we saw contagion risk expand from periphery Eurozone sovereign credits to also include core Eurozone sovereign credits.  Apart from our direct investments in sovereign debt, we view our European financial holdings as our largest indirect exposure due to the high correlation between financials and the sovereign from both a ratings and economics perspective.  Our other significant source of indirect exposure is via our investment in fixed income securities issued by integrated electric utilities and industrials domiciled in periphery Eurozone countries.  As of September 30, 2012, we had investments of $9.3 billion in European financials (including $1.7 billion in the United Kingdom), $2.2 billion in periphery Eurozone utilities and $1.6 billion in periphery Eurozone industrials, at amortized cost.  Our large and diversified exposure requires a considerable allocation of resources. We employ an internal team of credit analysts who monitor the credit quality of all our holdings and utilize a variety of tools, including direct access to company management.

Due to the persistency of the European crisis and the opportunity to obtain better financial data from the European Banking Authority (EBA) stress tests performed during 2011, we have performed a more intense and comprehensive stress test on all our financial institutional holdings.  Our stress test incorporated the development of several negative events, including the restructuring of European periphery sovereigns and an overall deterioration in various capital ratios.  The results of the test assisted us in identifying those issuers more likely to experience a serious credit event resulting from a large restructuring event. Further, the test helped us evaluate risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. It should be noted that the majority of our holdings are structured as privately issued securities and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed. We continue to closely monitor the quality of our holdings in European financial institutions. Our analysis includes our assessment of their overall capitalization, quality of their assets, overall earnings power, and probability of support from national governments or other Euro institutions.

Additionally, on a regular basis, we perform a general stress test of our entire investment portfolio based on the recurrence of conditions similar to those experienced in 2008 or other stressed conditions, for example interest rate shocks.  These conditions incorporate several events, including default of one or more of the Euro area sovereign credits, strengthening of the yen, recession in Japan, Europe and the United States, and a general contraction in available credit.  The test contemplates both direct and indirect exposures.  The results assist us in identifying those issuers more likely to experience a serious credit event in the coming quarters. Further, the test helps us evaluate possible risk mitigation strategies, including, but not limited to, redemption, impairment, sale, or use of credit derivatives. As mentioned above, the majority of our holdings are structured as privately issued securities and therefore, other than impairment, there can be no assurance that these risk mitigation strategies would be effective or could be easily executed.

Several of our fixed income investments issued by periphery European sub-sovereigns and periphery Eurozone domiciled utilities contain covenants that enable us to seek an early redemption of our security.  The covenants contained in these instruments vary from put options that vest should the issuer be downgraded to below investment grade by a rating agency, obligations to maintain leverage below a certain level, obligations to maintain interest coverage ratios above a certain level or a combination of the above.  On an amortized cost basis, as of September 30, 2012, we had $1.4 billion in securities issued by periphery sub-sovereigns and corporates containing below-investment-grade put options, of which $406 million were issued by sub-sovereign entities and $954 million were issued by corporate and utility companies.  As of September 30, 2012, we had $863 million in securities issued by periphery corporate and utility companies that contained a leverage covenant, an interest coverage covenant, or a combination of both.

Given the severity of the crisis in Europe and the potential lasting impact, we are monitoring the situation closely.  Among the areas that we believe warrant continued attention include the heightened interrelationship between political, monetary, fiscal, and economic forces; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Euro region.

Derisking

During 2011 and continuing through the first nine months of 2012, we pursued strategic investment activities to lower the risk profile of our investment portfolio. During the first nine months of 2012, we reduced our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. As a result of our investment derisking activities, we have experienced significant reductions in peripheral Eurozone, perpetual, and financial exposures on an amortized cost basis. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investments and cash, declining to $1.9 billion, or 1.5% of total investments and cash, by the end of the third quarter of 2012. At the start of 2008, investments in perpetual securities of $8.3 billion comprised 14.7% of total investments and cash, declining to $4.8 billion, or 4.0% of total investments and cash by the end of the third quarter of 2012. As a result of these derisking activities, we have no direct sovereign or financial investment exposure to Greece or Portugal, and we have only senior indebtedness in Ireland. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in the portfolio.
Securities by Type of Issuance
We have investments in both publicly and privately issued securities. The outstanding amount of a particular issuance, as well as the level of activity in a particular issuance and market conditions, including credit events and the interest rate environment, affect liquidity regardless of whether it is publicly or privately issued.
The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2012		December 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$67,311	$71,063	$45,475	$48,163
Perpetual securities	128	142	195	178
Equity securities	13	14	13	15
Total publicly issued	67,452	71,219	45,683	48,356
Privately issued securities:
Fixed maturities	45,393	46,442	46,890	45,792
Perpetual securities	4,700	4,577	6,702	6,261
Equity securities	9	10	9	10
Total privately issued	50,102	51,029	53,601	52,063
Total investment securities	$117,554	$122,248	$99,284	$100,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2012	December 31, 2011
Privately issued securities as a percentage of total debt and perpetual securities	42.6%	54.0%
Privately issued securities held by Aflac Japan	$47,034	$50,819
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	40.0%	51.2%

Reverse-Dual Currency Securities (1)

(Amortized cost, in millions)	September 30, 2012	December 31, 2011
Privately issued reverse-dual currency securities	$11,351	$12,655
Publicly issued collateral structured as reverse-dual currency securities	2,941	2,958
Total reverse-dual currency securities	$14,292	$15,613
Reverse-dual currency securities as a percentage of total debt and perpetual securities	12.2%	15.7%
(1) Principal payments in yen and interest payments in dollars
The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to sales and impairments of investments and the allocation of new investments to JGBs and other publicly issued investments during the first nine months of 2012.
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

Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.
Below-Investment-Grade Securities(1)(2)

	September 30, 2012				December 31, 2011
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corporation Limited	$889	$834	$783	$(51)	$888	$847	$805	$(42)
Republic of Tunisia(3)	825	824	731	(93)	823	823	877	54
Investcorp Capital Limited	527	527	454	(73)	526	526	441	(85)
Commerzbank AG (includes Dresdner Bank)	515	332	410	78	*	*	*	*
Lloyds Banking Group PLC	408	363	408	45	408	360	312	(48)
Junta de Andalucia(3)	406	406	401	(5)	*	*	*	*
UPM-Kymmene	399	399	269	(130)	399	399	235	(164)
UniCredit Bank AG (HVB Funding Trust I, III, & VI)	375	375	258	(117)	*	*	*	*
Societe Generale(4)	322	322	325	3	*	*	*	*
CSAV (Tollo Shipping Co. S.A.)	309	130	145	15	309	130	130	0
Bank of Ireland	258	258	135	(123)	257	257	140	(117)
BBVA Subordinated Capital(3)	258	206	206	0	*	*	*	*
Swedbank AB(4)	245	158	199	41	180	139	106	(33)
Generalitat de Catalunya	232	85	94	9	*	*	*	*
Tokyo Electric Power Co., Inc.	222	224	227	3	232	235	211	(24)
Bankia SA (Bancaja Emisiones SA Unipersonal)	193	71	72	1	*	*	*	*
Energias de Portugal SA (EDP)	182	180	166	(14)	*	*	*	*
IKB Deutsche Industriebank AG	168	88	100	12	167	87	87	0
Dexia SA (Includes Dexia Bank Belgium & Dexia Overseas)(4)	0	0	0	0	579	190	190	0
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5)(4)	0	0	0	0	450	424	253	(171)
Ford Motor Credit Company	*	*	*	*	386	386	388	2
Bawag Capital Finance Jersey(4)	0	0	0	0	180	77	77	0
Hypo Vorarlberg Capital Finance(4)	0	0	0	0	141	83	86	3
Redes Energeticas Nacionais SGPS,S.A. (REN)	129	129	109	(20)	129	129	105	(24)
Finance For Danish Industry (FIH)	129	100	104	4	129	100	100	0
Barclays Bank PLC(4)	65	48	58	10	*	*	*	*
Nextera Energy Inc. (FPL Marcus Hook, White Pine Hydro)	64	59	61	2	40	40	44	4
Sparebanken Vest(4)	60	60	58	(2)	60	60	59	(1)
Sharp Corp.	52	36	36	0	*	*	*	*
Other Issuers (below $50 million in par value)(5)	342	335	339	4	408	378	339	(39)
Total	$7,574	$6,549	$6,148	$(401)	$6,691	$5,670	$4,985	$(685)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) See the Market Risks of Financial Instruments - Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective March 31, 2012
(3) Deemed by the Company to be below investment grade based upon internal credit evaluation
(4) Includes perpetual security
(5) Includes 14 issuers in 2012 and 17 issuers in 2011

In May 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. Its mandate requires a minimum average credit quality of BB-/Ba3, no loans rated below B/B2, and no exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. As of September 30, 2012, our investments in this program totaled $324 million at amortized cost.
Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 5.6% of total debt and perpetual securities at September 30, 2012 and 5.5% at December 31, 2011, at amortized cost. Debt and perpetual securities classified as below investment grade at September 30, 2012 and December 31, 2011 were generally reported as available for sale and carried at fair value.
Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade.  In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $4.9 billion as of September 30, 2012, compared with $2.7 billion as of December 31, 2011, and represented 4% of total debt and perpetual securities, at amortized cost, at September 30, 2012, compared with 3% at December 31, 2011. The 10 largest split-rated securities as of September 30, 2012, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp. Ltd.	$834	Below Investment Grade
Republic of Tunisia(1)	824	Below Investment Grade
SLM Corp.	417	Investment Grade
Ford Motor Credit Company	387	Investment Grade
Commerzbank AG (includes Dresdner Bank)	332	Below Investment Grade
Societe Generale(2)	322	Below Investment Grade
Bank of Ireland	258	Below Investment Grade
Barclays Bank PLC(2)(3)	207	Below Investment Grade / Investment Grade
BBVA Subordinated Capital(1)	206	Below Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(2)	202	Investment Grade
(1) Deemed by the Company to be below investment grade based upon internal credit evaluation
(2) Perpetual security
(3) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($48 million amortized cost) are BIG and the Tier I holdings ($159 million amortized cost) are IG
Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2012.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$50,616	$54,504	44.6%	$4,462	$574
Below-investment-grade securities	6,862	6,463	5.3	271	670
Held-to-maturity securities:
Investment-grade securities	60,054	61,257	50.1	1,831	628
Total	$117,532	$122,224	100.0%	$6,564	$1,872

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2012.

Aging of Unrealized Losses

	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer
(In millions)
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$9,939	$574	$3,017	$41	$339	$5	$6,583	$528
Below- investment-grade securities	3,903	670	870	40	562	86	2,471	544
Held-to-maturity securities:
Investment-grade securities	16,472	628	6,800	8	258	3	9,414	617
Total	$30,314	$1,872	$10,687	$89	$1,159	$94	$18,468	$1,689
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2012.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$9,939	$574	$9,721	$501	$218	$73	$0	$0
Below- investment-grade securities	3,903	670	2,901	304	1,002	366	0	0
Held-to-maturity securities:
Investment-grade securities	16,472	628	16,085	521	387	107	0	0
Total	$30,314	$1,872	$28,707	$1,326	$1,607	$546	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2012.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
UPM-Kymmene	BB	$399	$269	$(130)
Bank of Ireland	BB	258	135	(123)
UniCredit Bank AG (HVB Funding Trust I, III, & VI)	BB	375	258	(117)
SLM Corp.	BBB	417	308	(109)
Republic of Tunisia	BB	824	731	(93)
Investcorp Capital Limited	BB	527	454	(73)
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings N.V.)	A	580	518	(62)
Svenska Handelsbanken AB(1)	BBB	225	164	(61)
Israel Electric Corporation Limited	BB	834	783	(51)
Republic of Poland	A	264	219	(45)
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
Due to our reliance on third-party pricing services to provide valuations on 55% of our Level 2 available-for-sale portfolio and 3% of our Level 2 held-to-maturity portfolio (for disclosure purposes), we regularly discuss and review pricing methodologies with the investment custodian. We also review the custodians' Service Organization Control (SOC 1) reports for the period covering the current year to gain satisfaction with the controls and control environment of the custodian.
See Note 5 of the Notes to the Consolidated Financial Statements for the fair value hierarchy classification of our available-for-sale and held-to-maturity securities as of September 30, 2012.
Cash and cash equivalents totaled $3.0 billion, or 2.4% of total investments and cash, as of September 30, 2012, compared with $2.2 billion, or 2.2%, at December 31, 2011. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2012	December 31, 2011	% Change
Aflac Japan	$7,478	$7,102	5.3%	(1)
Aflac U.S.	2,805	2,687	4.4
Total	$10,283	$9,789	5.0%
(1)Aflac Japan’s deferred policy acquisition costs increased 5.1% in yen during the nine months ended September 30, 2012.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements subsection of this MD&A for a discussion of changes to the accounting policy for DAC effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2012	December 31, 2011	% Change
Aflac Japan	$96,867	$86,522	12.0%	(1)
Aflac U.S.	8,459	8,069	4.8
Other	2	2.0
Total	$105,328	$94,593	11.3%
(1)Aflac Japan’s policy liabilities increased 11.8% in yen during the nine months ended September 30, 2012.
Notes Payable
Notes payable totaled $4.4 billion at September 30, 2012, compared with $3.3 billion at December 31, 2011. In February 2012, the Parent Company issued $400 million and $350 million of senior notes that mature in February 2017 and February 2022, respectively. In June 2012, we redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of our Samurai notes upon their maturity. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original series of senior notes that were issued in February 2012 and mature in February 2017. In September 2012, the Parent Company issued $450 million of subordinated debentures that mature in September 2052, and subsequent to the end of third quarter, in October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of these subordinated debentures. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 24.3% as of September 30, 2012, compared with 21.0% as of December 31, 2011. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
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

Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our net investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our net investment in Aflac Japan, the foreign exchange effect on the portion of the Parent Company yen-denominated liabilities that exceeds our net investment in Aflac Japan would be recognized in net earnings. We estimate that if the Parent Company yen-denominated liabilities exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2012 and 2011, respectively.
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
The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2012	December 31, 2011
Aflac Japan yen-denominated net assets	$5,473	$3,255
Parent Company yen-denominated net liabilities	(934)	(1,258)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$4,539	$1,997
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. During 2011, we de-designated certain of these derivatives used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The gain that is being amortized over the expected life of the respective hedged item from accumulated other comprehensive income into earnings related to these swaps was immaterial for the three- and nine-month periods ended September 30, 2012. As of September 30, 2012, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates still qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and nine-month periods ended September 30, 2012 and 2011, respectively.

Fair Value Hedges
In the third quarter of 2012, we entered into foreign currency forwards to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.
Off-Balance Sheet Arrangements

As of September 30, 2012, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2012	2011
Dividends declared or paid by Aflac	$0	$282
Management fees paid by Aflac	188	173
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.
The Parent Company also accesses debt security markets to provide additional sources of capital. As of the beginning of 2012, we had a shelf registration statement on file with the SEC that allowed us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2012. We filed a new registration statement with the SEC in May 2012 which enables us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In February 2012, the Parent Company issued $750 million of senior notes under the now expired registration statement, and in July 2012, the Parent Company issued $250 million of senior notes under the new registration statement. Additionally, in September 2012, the Parent Company issued $450 million of subordinated debentures, and subsequent to the end of the third quarter in October 2012, the Parent Company issued $50 million of subordinated debentures under the new registration statement. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.025%. As of September 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement.
Our financial statements adequately convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at September 30, 2012. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2011, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2012	2011
Operating activities	$11,451	$7,486
Investing activities	(12,499)	(7,779)
Financing activities	1,781	(15)
Exchange effect on cash and cash equivalents	3	49
Net change in cash and cash equivalents	$736	$(259)
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2012	2011
Aflac Japan	$10,747	$7,056
Aflac U.S. and other operations	704	430
Total	$11,451	$7,486
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2012	2011
Aflac Japan	$(11,749)	$(7,374)
Aflac U.S. and other operations	(750)	(405)
Total	$(12,499)	$(7,779)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 12% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the nine-month period ended September 30, 2012, compared with 13% during the nine-month period ended September 30, 2011.
Financing Activities
Consolidated cash provided by financing activities was $1.8 billion in the first nine months of 2012, compared with consolidated cash used by financing activities of $15 million for the same period of 2011.
Cash returned to shareholders through dividends was $445 million during the nine-month period ended September 30, 2012, compared with dividends and treasury stock purchases of $672 million during the nine-month period ended September 30, 2011. In February 2012, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. We redeemed 26.6 billion yen (approximately $337 million using the exchange rate on the date of redemption) of Samurai notes in June 2012 using proceeds from this debt offering. In July 2012, the Parent Company issued $250 million of senior notes through a U.S. public debt offering. In September 2012, the Parent Company issued $450 million of subordinated debentures through a U.S. public debt offering, and subsequent to the end of the third quarter, in October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of these subordinated debentures.
See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the 364-day senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in June 2012 in the amount of 50 billion yen. As of September 30, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement.
We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2012.
The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2012	2011
Treasury stock purchases	$13	$268
Number of shares purchased:
Open market	0	5,100
Other	270	157
Total shares purchased	270	5,257

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2012	2011
Stock issued from treasury:
Cash financing	$19	$18
Noncash financing	46	46
Total stock issued from treasury	$65	$64
Number of shares issued	1,527	1,417

During the first nine months of 2012, we did not repurchase any shares of our common stock as part of our share repurchase program. As of September 30, 2012, a remaining balance of 24.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. Based on our current capital ratios and Parent Company liquidity, we believe that we can allocate up to $100 million toward the purchase of our shares in the fourth quarter of 2012, however any decision we make regarding share repurchase will consider market conditions and challenges within the macro-economic environment, especially as it relates to Europe.
Cash dividends paid to shareholders were $.33 per share in the third quarter of 2012, compared with $.30 per share in the third quarter of 2011. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2012	2011
Dividends paid in cash	$445	$404
Dividends through issuance of treasury shares	19	17
Total dividends to shareholders	$464	$421
In October 2012, the board of directors declared the fourth quarter cash dividend of $.35 per share, an increase of 6.1%, compared with the same period a year ago. The dividend is payable on December 3, 2012, to shareholders of record at the close of business on November 14, 2012.
Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio was estimated to be within the range of 575% and 600% as of September 30, 2012. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.
In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. Aflac Japan's solvency margin ratio, most recently reported as of June 30, 2012, was 597.8% under the new calculation method, which significantly exceeded regulatory minimums. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the low interest rate environment and the sensitivity of the solvency margin ratio to interest rate changes, we have recently taken actions to improve our solvency margin, including entering into surplus relief reinsurance contracts and increasing our allocation of JGBs classified as held to maturity. As previously discussed, we have entered into a 364-day senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.
Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars)	2012	2011
Aflac Japan management fees paid to Parent Company	$22	$20
Expenses allocated to Aflac Japan	41	32
In July 2012, Aflac Japan remitted profits to Aflac U.S. in the form of cash (16.4 billion yen, or $209 million) and dollar-denominated available-for-sale fixed-maturity securities ($209 million at amortized cost and $258 million at fair value as of the remittance date). We anticipate that there will not be any further profit remittances from Aflac Japan during the remainder of 2012. In 2011, Aflac Japan remitted profits of 11.0 billion yen in cash, or $143 million.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2012, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	0		$0.00	0	24,370,254
August 1 - August 31	0		0.00	0	24,370,254
September - September 30	0		0.00	0	24,370,254
Total	0	(2)	$0.00	0	24,370,254	(1)
(1)The total remaining shares available for purchase at September 30, 2012, consisted of 24,370,254 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the third quarter of 2012, no shares were purchased in connection with income tax withholding obligations related
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
First Supplemental Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 8.500% Senior Note due 2019) – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.2 (File No. 001-07434).

4.3	-
Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1 (File No. 001-07434).

4.4	-
Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).

4.5	-
Fourth Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York and Mellon Trust Company, N.A., as trustee (including the form of 3.45% Senior Note due 2015) – incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.2 (File No. 001-07434).

4.6	-
Fifth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.1 (File No. 001-07434).

4.7	-
Sixth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.00% Senior Note due 2022) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.2 (File No. 001-07434).

4.8	-
Seventh Supplemental Indenture, dated as of July 31, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated July 27, 2012, Exhibit 4.1 (File No. 001-07434).

4.9	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee - incorporated by reference from Form 8-K dated October 1, 2012, Exhibit 4.1 (File No. 001-07434).

4.10	-
First Supplemental Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.50% Subordinated Debenture due 2052) - incorporated by reference from Form 8-K dated October 1, 2012, Exhibit 4.2 (File No. 001-07434).

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

10.7*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.8*		Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.9*		1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.10*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.11*	-
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

10.36*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.37*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.39*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.40	-	Senior unsecured revolving credit facility agreement, dated June 28, 2012 – incorporated by reference from Form 10-Q for June 30, 2012, Exhibit 10.40 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 2, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 2, 2012, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 2, 2012, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 2, 2012	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

November 2, 2012	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer